Form 10-Q
period 1995-03-31
DAILY JOURNAL CORP
filed 1995-05-10
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                        Commission File Number 0-14665

                           DAILY JOURNAL CORPORATION
            (Exact name of registrant as specified in its charter)


South Carolina                                                     95-4133299
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)


355 South Grand Avenue, 34th Floor
Los Angeles, California                                            90071-1560
(Address of principal executive office)                            (Zip code)

Registrant's telephone number, including area code:            (213) 624-7715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes: X     No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  Class                         Outstanding at April 30, 1995
Common Stock, par value $ .01 per share                      1,651,521 shares

                           DAILY JOURNAL CORPORATION


                                     INDEX


                                                                    Page Nos.

PART I   Financial Information

      Item 1.  Financial statements

               Consolidated Balance Sheet -
                  March 31, 1995 and September 30, 1994                     3

               Consolidated Statement of Income -
                  Three months ended March 31, 1995 and 1994                4

               Consolidated Statement of Income
                  Six months ended March 31, 1995 and 1994                  5

               Consolidated Statement of Cash Flows -
                  Six months ended March 31, 1995 and 1994                  6

               Notes to Consolidated Financial Statements                   7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations              8-9

PART II  Other Information

      Item 4.     Submission of Matters to a Vote of Security Holders      10
      Item 6.     Exhibits and Reports on Form 8-K                         10

                                    PART I
                         Item 1. Financial Statements
            DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                                     March 31    September 30
                                                       1995          1994
ASSETS
Current assets:
  Cash and cash equivalents                       $    56,000    $ 2,068,000
  U.S. Treasury Bills,
   at cost plus discount earned                     1,952,000      1,479,000
  Accounts receivable, less allowance for
   doubtful accounts of $700,000 and $1,000,000     5,952,000      6,074,000
  Inventories                                          30,000         94,000
  Prepaid expenses and other assets                   337,000        268,000
  Deferred income taxes                             1,083,000      1,254,000
            Total current assets                    9,410,000     11,237,000

Property, plant and equipment, at cost:
  Land, buildings and improvements                  6,978,000      6,660,000
  Furniture and office equipment                    5,178,000      5,951,000
  Machinery and equipment                           1,534,000      1,330,000
                                                   13,690,000     13,941,000
  Less accumulated depreciation                    (5,387,000)    (5,398,000)
                                                    8,303,000      8,543,000
  Deferred tax benefits                               482,000        104,000
  Intangible assets, at cost, less accumulated
      amortization of $138,000 and $97,000          1,248,000         48,000
                                                  $19,443,000    $19,932,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $ 1,646,000    $ 2,697,000
  Accrued liabilities, including current
   portion of management termination fee
   payable of $50,000                               2,739,000      3,251,000
  Notes payable                                       536,000        532,000
  Deferred subscription revenue                     5,942,000      5,679,000
            Total current liabilities              10,863,000     12,159,000
  Management termination fee payable                    2,000         20,000
  Notes payable                                       993,000      1,264,000

Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000
   shares authorized and no shares issued                  -           -
  Common stock, $.01 par value, 5,000,000
   shares authorized, 1,651,521 and 1,654,111
   shares, respectively, outstanding                   17,000         17,000
  Other paid-in capital                             2,099,000      2,102,000
  Retained earnings                                 5,820,000      4,721,000
  Less 30,429 treasury shares at cost                (351,000)      (351,000)
            Total shareholders' equity              7,585,000      6,489,000
                                                  $19,443,000    $19,932,000

         See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                                                         Three months
                                                         ended March 31

                                                     1995            1994

Revenues:
  Advertising                                    $ 4,974,000     $ 4,729,000
  Circulation                                      2,694,000       2,475,000
  Advertising service fees and other                 868,000       1,085,000
                                                   8,536,000       8,289,000

Costs and expenses:
  Salaries and employee benefits                   3,530,000       3,391,000
  Newsprint and printing expenses                    969,000         827,000
  Commissions and other outside services           1,115,000       1,046,000
  Postage and delivery expenses                      652,000         594,000
  Depreciation and amortization                      507,000         509,000
  Other, including interest expense                  918,000         945,000
                                                   7,691,000       7,312,000

Income before taxes                                  845,000         977,000
Provision for income taxes                           340,000         400,000
Net income                                     $     505,000     $   577,000


Weighted average number of common
 shares outstanding                                1,622,746       1,623,690*
Net income per share                           $         .31     $       .36

*Number revised, in error prior year.

         See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                         Six months
                                                       ended March 31

                                                   1995              1994

Revenues:
  Advertising                                  $ 9,651,000       $ 9,126,000
  Circulation                                    5,257,000         4,937,000
  Advertising service fees and other             1,754,000         2,203,000
                                                16,662,000        16,266,000

Costs and expenses:
  Salaries and employee benefits                 6,920,000         6,698,000
  Newsprint and printing expenses                1,793,000         1,609,000
  Commissions and other outside services         2,119,000         2,030,000
  Postage and delivery expenses                  1,171,000         1,165,000
  Depreciation and amortization                    947,000           873,000
  Other, including interest expense              1,803,000         2,230,000
                                                14,753,000        14,605,000

Income before taxes                              1,909,000         1,661,000
Provision for income taxes                         765,000           700,000
Net income                                     $ 1,144,000       $   961,000

Weighted average number of common
 shares outstanding                              1,623,194         1,623,692*
Net income per share                           $       .70       $       .59

*Number revised, in error prior year.

         See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                          Six months
                                                        ended March 31

                                                     1995            1994

Cash flows from operating activities:
   Net income                                     $  1,144,000   $   961,000
   Adjustments to reconcile net income
    to net cash provided by operations:
      Depreciation and amortization                    947,000       873,000
      Deferred income taxes                           (207,000)       (3,000)
      Discount earned on U.S. Treasury Bills           (10,000)          -
      Gains on sales of capital assets                  (2,000)          -
      Changes in assets and liabilities:
       (Increase) decrease in current assets
         Accounts receivable, net                      122,000       383,000
         Inventories                                    64,000       (18,000)
         Prepaid expenses and other assets             (69,000)      174,000
       Increase (decrease) in current liabilities
         Accounts payable                           (1,051,000)     (920,000)
         Accrued liabilities                          (512,000)      (10,000)
         Income taxes payable                              -        (449,000)
         Deferred subscription revenue                 263,000       110,000
            Cash provided by operating activities      689,000     1,101,000

Cash flows from investing activities:
   Net investments in U. S. Treasury Bills            (463,000)          -
   Capital expenditures including acquisitions      (1,905,000)     (410,000)
            Cash used for investing activities      (2,368,000)     (410,000)

Cash flows from financing activities:
   Principal payments under management
    termination fee payable and notes payable         (285,000)     (388,000)
   Purchase of common stock                            (48,000)          -
            Cash used for financing activities        (333,000)     (388,000)

Increase (decrease) in cash and cash equivalents    (2,012,000)      303,000

Cash and cash equivalents:
   Beginning of year                                 2,068,000     2,551,000
   End of period                                   $    56,000   $ 2,854,000


Interest paid during period                        $    87,000   $   103,000
Income taxes paid during period                    $   972,000   $   783,000

         See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - The Corporation and Operations:

      The Daily Journal Corporation is primarily a gatherer and distributor of information through its publications and specialized information services. California Newspaper Service Bureau, Inc., a wholly owned and consolidated subsidiary since it was acquired in 1990, is a newspaper representative specializing in public notice advertising. The Public Record Corporation, a wholly owned and consolidated subsidiary since it was acquired in January 1995, publishes The Code of Colorado Regulations and newspapers for the Colorado legal profession. Essentially all of the Company's operations are based in California, Arizona, Colorado and Washington.

Note 2 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1995 and September 30, 1994, the results of operations for the three- and six-month periods ended March 31, 1995 and 1994 and its cash flows for the six months ended March 31, 1995 and 1994.

      The results of operations for the six months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

      The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

Note 3 - Acquisitions

      During the quarter ended March 31, 1995, the Company acquired for about $463,000 in cash The Public Record Corporation which primarily publishes The Code of Colorado Regulations and The Brief Times Reporter, a court opinion service for the Colorado legal profession. In connection with this acquisition the Company assumed the liability for the unexpired subscriptions and entered into an employment agreement with a former owner. In addition, the Company acquired for about $928,000 in cash a small newspaper and land and building in Phoenix, Arizona,. These transactions were accounted for as purchases. Proforma results of operations have not been presented, as the effects of these transactions are not material to the Company's operating results.

                           DAILY JOURNAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

      Revenues were $16,662,000 and $16,266,000 for the six months ended March 31, 1995 and 1994, respectively. This increase of 2% is primarily attributable to subscription and advertising rate increases and additional display and classified advertising lineage partially offset by a decrease in public notice advertising lineage. Recent acquisitions accounted for $157,000 of this increase, while a $223,000 decrease in other revenues resulted from the discontinuance of certain services for trustee sale customers.

      During the first six months of fiscal 1995, display and classified advertising revenues were up by $284,000 and $315,000, respectively, and public notice advertising revenues decreased by $74,000 primarily due to a decline in foreclosure notices. The Company's smaller newspapers, excluding the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), account for about 74% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 33% of the Company's total revenues. Circulation revenues increased $320,000 primarily because of rate increases and $131,000 from publications of the recently acquired The Public Record Corporation. The Daily Journals account for about 60% of the Company's total circulation revenues, and their circulation levels increased slightly. The Rule Book and Judicial Profile services generate about 27% of the total circulation revenues, with the other newspapers and services accounting for the balance.

      Costs and expenses increased by 1% to $14,753,000 from $14,605,000. Personnel costs increased by $222,000 of which $59,000 resulted from recent acquisitions. Normal annual salary adjustments accounted for the majority of this increase in personnel costs. Newsprint and printing expenses increased by $184,000 primarily because of the higher cost of newsprint. Depreciation and amortization expenses increased by $74,000 primarily due to more equipment with shorter periods for depreciation, the write-off of primarily computer assets and the amortization of recently acquired intangible assets. The decrease in other expenses of $427,000 includes lower legal and advertising expenses, office supplies and interest.

      Pretax income during the six month period of fiscal 1995 increased $248,000 (15%) to $1,909,000 from $1,661,000 in the comparable period in fiscal 1994. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 60% of the Company's pretax income. Net income was $1,144,000 compared to a net income of $961,000 for the six months ended March 31, 1994. Net income per share increased to $.70 from $.59.

Liquidity and Capital Resources

      During the six months ended March 31, 1995, the Company's cash and cash equivalent position decreased by $2,012,000 while the investments in U. S. Treasury Bills increased by $473,000. In addition, cash and cash equivalents were used to reduce notes and management fees payable by $285,000, for the net purchase of capital assets, including acquisitions, of $1,905,000 and to purchase common stock for an aggregate amount of $48,000. The cash provided by operating activities of $689,000 included a net increase in prepayments for subscriptions of $263,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscriptions. As of March 31, 1994, the Company had working capital of $4,489,000 before deducting the liability for deferred subscription revenues of $5,942,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $2 million at March 31, 1995, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company. In recent months, in general, newsprint prices have been rising, and in 1995 postal costs increased due to new postal rates. These developments are likely to increase total expenses.

      The Company completed in 1990 a new Los Angeles office and printing facility. This has been financed by a term loan which has a balance payable of $1,529,000 at March 31, 1995. It bears interest at the prime rate plus one percentage point and is repayable in equal monthly installments of $45,000 through January 1998. The term loan is secured by all assets of the Company except real estate. The assets pledged include net accounts receivable of approximately $6 million. The term loan limits dividends and the amount the Company can pay to repurchase stock, but the loan may be repaid at any time without penalty.

DAILY JOURNAL CORPORATION

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company's annual meeting was held on February 14, 1995. The matters submitted to a vote of security holders were the election of directors and the ratification of the appointment of Price Waterhouse LLP as independent accountants for the Company for the current fiscal year.

      Each of the nominees to the Board of directors was elected. The following votes were received as to the election of the board of directors:

                                                   Votes

                                                     Withheld     Broker
Nominee's Name                         For           Authority   Non-Votes

Charles T. Munger                   1,058,263          1,008        0
J. P. Guerin                        1,058,323            948        0
Gerald L. Salzman                   1,058,323            948        0
Donald W. Killian, Jr.              1,058,263          1,008        0
George C. Good                      1,057,493          1,778        0


      Price Waterhouse was ratified as the Company's independent accountants with 1,058,542 votes in favor, 309 votes against, 1,047 abstentions and no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K:

      (A)  Exhibits
              27     Financial Data Schedule
      (B)  Reports on Form 8-K - None


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DAILY JOURNAL CORPORATION
                                         (Registrant)

                                         /s/  Gerald L. Salzman
                                         Chief Financial Officer

DATE:  May 10, 1995