Form 10-Q/A
period 1995-03-31
DAILY JOURNAL CORP
filed 1995-05-17
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q/A

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

Registrant's telephone number, including area code:(213) 624-7715

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

        Class                                 Outstanding at April 30, 1995
Common Stock, par value                               1,651,521 shares
$ .01 per share

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

                    DAILY JOURNAL CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)
                                                 Three months
                                                 ended March 31

                                             1995          1994

Revenues:
  Advertising                             $ 4,974,000  $ 4,729,000
  Circulation                               2,694,000    2,475,000
  Advertising service fees and other          868,000    1,085,000
                                            8,536,000    8,289,000

Costs and expenses:
  Salaries and employee benefits            3,530,000    3,391,000
  Newsprint and printing expenses             969,000      827,000
  Commissions and other outside services    1,115,000    1,046,000
  Postage and delivery expenses               652,000      594,000
  Depreciation and amortization               507,000      509,000
  Other, including interest expense           918,000      945,000
                                            7,691,000    7,312,000

Income before taxes                           845,000      977,000
Provision for income taxes                    340,000      400,000
Net income                              $     505,000  $   577,000


Weighted average number of common
 shares outstanding                         1,622,746    1,623,690
Net income per share                    $         .31  $       .36


  See accompanying notes to consolidated financial statements.

                    DAILY JOURNAL CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                 Six months
                                               ended March 31

                                            1995           1994

Revenues:
  Advertising                           $ 9,651,000    $ 9,126,000
  Circulation                             5,257,000      4,937,000
  Advertising service fees and other      1,754,000      2,203,000
                                         16,662,000     16,266,000

Costs and expenses:
  Salaries and employee benefits          6,920,000      6,698,000
  Newsprint and printing expenses         1,793,000      1,609,000
  Commissions and other outside services  2,119,000      2,030,000
  Postage and delivery expenses           1,171,000      1,165,000
  Depreciation and amortization             947,000        873,000
  Other, including interest expense       1,803,000      2,230,000
                                         14,753,000     14,605,000

Income before taxes                       1,909,000      1,661,000
Provision for income taxes                  765,000        700,000
Net income                              $ 1,144,000    $   961,000

Weighted average number of common
 shares outstanding                       1,623,194      1,623,692
Net income per share                    $       .70    $       .59


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

Note 3 - Acquisitions

     During the quarter ended March 31, 1995, the Company acquired for about $463,000 in cash The Public Record Corporation which primarily publishes The Code of Colorado Regulations and The Brief Times Reporter, a court opinion service for the Colorado legal profession. In connection with this acquisition the Company assumed the liability for the unexpired subscriptions and entered into an employment agreement with a former owner. In addition, the Company acquired for about $928,000 in cash a small newspaper and land and building in Phoenix, Arizona. These transactions were accounted for as purchases. Proforma results of operations have not been presented, as the effects of these transactions are not material to the Company's operating results.

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

     During the quarter ended March 31, 1995, the Company acquired for about $463,000 in cash The Public Record Corporation which primarily publishes The Code of Colorado Regulations and The Brief Times Reporter, a court opinion service for the Colorado legal profession. In connection with this acquisition the Company assumed the liability for the unexpired subscriptions and entered into an employment agreement with a former owner. In addition, the Company acquired for about $928,000 in cash a small newspaper and land and building in Phoenix, Arizona. These transactions were accounted for as purchases.

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

                                   DAILY JOURNAL CORPORATION
                                   (Registrant)

                                   /s/  Gerald L. Salzman

                                   Gerald L. Salzman
                                   Chief Financial Officer

DATE:  May 16, 1995