Form 10-Q
period 1995-06-30
DAILY JOURNAL CORP
filed 1995-08-14
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                 Commission File Number 0-14665

                    DAILY JOURNAL CORPORATION
     (Exact name of registrant as specified in its charter)


South Carolina                                    95-4133299
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


355 South Grand Avenue, 34th Floor
Los Angeles, California                           90071-1560
(Address of principal executive office)           (Zip code)

Registrant's telephone number, including area code:  (213)624-7715

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

             Class                            Outstanding at July 31, 1995
Common Stock, par value $ .01 per share              1,646,306 shares

                    DAILY JOURNAL CORPORATION


                              INDEX


                                                        Page Nos.

PART I Financial Information

    Item 1. Financial statements

       Consolidated Balance Sheet -
            June 30, 1995 and September 30, 1994             3

       Consolidated Statement of Income -
            Three months ended June 30, 1995 and 1994        4

       Consolidated Statement of Income
            Nine months ended June 30, 1995 and 1994         5

       Consolidated Statement of Cash Flows -
            Nine months ended June 30, 1995 and 1994         6

       Notes to Consolidated Financial Statements            7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   8-9

PART II  Other Information

    Item 6. Exhibits and Reports on Form 8-K                10

                                 PART I
                      Item 1. Financial Statements
         DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                               (Unaudited)
                                                  June 30  September 30
                                                   1995        1994
ASSETS
Current assets:
 Cash and cash equivalents                   $   561,000 $  2,068,000
 U.S. Treasury Bills,
    at cost plus discount earned               1,981,000    1,479,000
 Accounts receivable, less allowance for
    doubtful accounts of $700,000 and
    $1,000,000                                 6,738,000    6,074,000
 Inventories                                     125,000       94,000
 Prepaid expenses and other assets               306,000      268,000
 Deferred income taxes                         1,074,000    1,254,000

    Total current assets                      10,785,000   11,237,000

 Property, plant and equipment, at cost:
    Land, buildings and improvements           6,971,000    6,660,000
    Furniture and office equipment             4,956,000    5,951,000
    Machinery and equipment                    1,548,000    1,330,000

                                              13,475,000   13,941,000
    Less accumulated depreciation             (5,321,000)  (5,398,000)

                                               8,154,000    8,543,000
Deferred tax benefits                            151,000      104,000
Intangible assets, at cost, less
 accumulated amortization of
 $201,000 and $97,000                          1,187,000       48,000
                                             $20,277,000  $19,932,000


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                            $ 2,139,000   $2,697,000
 Accrued liabilities, including current
    portion of management termination
    fee payable of $43,750                     2,846,000    3,251,000
 Income tax payable                               95,000         -
 Notes payable                                   536,000      532,000
 Deferred subscription revenue                 5,747,000    5,679,000
    Total current liabilities                 11,363,000   12,159,000

 Management termination fee payable                -           20,000
 Notes payable                                   859,000    1,264,000

Shareholders' equity:
 Preferred stock, $.01 par value,
    5,000,000 shares authorized and
    no shares issued                               -             -
 Common stock, $.01 par value,
    5,000,000 shares authorized, 1,646,321
    and 1,654,111 shares, respectively,
    outstanding                                   16,000       17,000
 Other paid-in capital                         2,093,000    2,102,000
 Retained earnings                             6,297,000    4,721,000
 Less 30,429 treasury shares at cost            (351,000)    (351,000)
    Total shareholders' equity                 8,055,000    6,489,000
                                             $20,277,000  $19,932,000

      See accompanying notes to consolidated financial statements.

                        DAILY JOURNAL CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)


                                                    Three months
                                                    ended June 30
                                                   1995          1994

Revenues:
 Advertising                                $  5,547,000   $ 4,959,000
 Circulation                                   2,731,000     2,520,000
 Advertising service fees and other              935,000     1,148,000
                                               9,213,000     8,627,000

Costs and expenses:
 Salaries and employee benefits                3,589,000     3,373,000
 Newsprint and printing expenses                 995,000       836,000
 Commissions and other outside services        1,317,000     1,082,000
 Postage and delivery expenses                   644,000       576,000
 Depreciation and amortization                   518,000       484,000
 Other, including interest expense             1,140,000     1,146,000
                                               8,203,000     7,497,000

Income before taxes                            1,010,000     1,130,000
Provision for income taxes                       435,000       475,000
Net income                                     $ 575,000    $  655,000

Weighted average number of common
 shares outstanding                            1,619,435     1,623,682
Net income per share                          $      .36    $      .40

      See accompanying notes to consolidated financial statements.

                        DAILY JOURNAL CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)


                                                    Nine months
                                                   ended June 30
                                                1995           1994

Revenues:
 Advertising                               $15,198,000    $ 14,085,000
 Circulation                                 7,988,000       7,457,000
 Advertising service fees and other          2,689,000       3,351,000
                                            25,875,000      24,893,000

Costs and expenses:
 Salaries and employee benefits             10,509,000      10,071,000
 Newsprint and printing expenses             2,788,000       2,445,000
 Commissions and other outside services      3,436,000       3,112,000
 Postage and delivery expenses               1,815,000       1,741,000
 Depreciation and amortization               1,465,000       1,357,000
 Other, including interest expense           2,943,000       3,376,000
                                            22,956,000      22,102,000

Income before taxes                          2,919,000       2,791,000
Provision for income taxes                   1,200,000       1,175,000
Net income                                 $ 1,719,000     $ 1,616,000


Weighted average number of common
 shares outstanding                          1,621,937       1,623,689
Net income per share                        $     1.06      $     1.00



      See accompanying notes to consolidated financial statements.

                        DAILY JOURNAL CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                     Nine months
                                                    ended June 30
                                                   1995          1994

Cash flows from operating activities:
   Net income                                $ 1,719,000 $  1,616,000
   Adjustments to reconcile net income
     to net cash provided by operations:
     Depreciation and amortization             1,465,000    1,357,000
     Deferred income taxes                       133,000       30,000
     Discount earned on U.S. Treasury Bills      (40,000)        -
     Gains on sales of capital assets             (2,000)        -
     Changes in assets and liabilities:
      (Increase) decrease in current assets
        Accounts receivable, net                (664,000)     (99,000)
        Inventories                              (31,000)      (5,000)
        Prepaid expenses and other assets        (38,000)     181,000
       Increase (decrease) in current
      liabilities
        Accounts payable                        (558,000)    (421,000)
        Accrued liabilities                     (405,000)     282,000
        Income taxes payable                      95,000     (137,000)
        Deferred subscription revenue             68,000      334,000
          Cash provided by operating
          activities                           1,742,000    3,138,000

Cash flows from investing activities:
   Net investments in U. S. Treasury Bills      (463,000)        -
   Capital expenditures including
   acquisitions                               (2,212,000)    (957,000)
          Cash used for investing
          activities                          (2,675,000)    (957,000)

Cash flows from financing activities:
   Principal payments under management
     termination fee payable and notes
     payable                                    (422,000)    (731,000)
   Purchase of common stock                     (152,000)         -
          Cash used for financing
          activities                            (574,000)    (731,000)

Increase (decrease) in cash and
cash equivalents                              (1,507,000)   1,450,000

Cash and cash equivalents:
   Beginning of year                           2,068,000    2,551,000
   End of period                              $  561,000 $  4,001,000


Interest paid during period                  $   130,000 $    153,000
Income taxes paid during period              $   972,000 $    879,000

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

Note 2 - Basis of Presentation

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1995 and September 30, 1994, the results of operations for the three- and nine-month periods ended June 30, 1995 and 1994 and its cash flows for the nine months ended June 30, 1995 and 1994.

   The results of operations for the nine months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Acquisitions

   In January 1995, the Company acquired for about $463,000 in cash The Public Record Corporation which primarily publishes The Code of Colorado Regulations and The Brief Times Reporter, a court opinion service for the Colorado legal profession. In connection with this acquisition the Company assumed the liability for the unexpired subscriptions and entered into an employment agreement with a former owner. In addition, in March 1995, the Company acquired for about $928,000 in cash a small newspaper and land and building in Phoenix, Arizona. These transactions were accounted for as purchases. Proforma results of operations have not been presented, as the effects of these transactions are not material to the Company's operating results.

                    DAILY JOURNAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Results of Operations

   Revenues were $25,875,000 and $24,893,000 for the nine months ended June 30, 1995 and 1994, respectively. This increase of 4% is primarily attributable to subscription and advertising rate increases and additional display advertising lineage partially offset by decreases in classified and public notice advertising lineage. Recent acquisitions accounted for $502,000 of this increase, while a $351,000 decrease in other revenues resulted from the discontinuance of certain services for trustee sale customers.

   During the first nine months of fiscal 1995, display and classified advertising revenues were up by $512,000 and $345,000, respectively, and public notice advertising revenues increased by $256,000 primarily resulting from recent acquisitions. The Company's smaller newspapers, excluding the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), account for about 77% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 34% of the Company's total revenues. Circulation revenues increased $531,000, including $270,000 from the recently acquired The Public Record Corporation. The Daily Journals account for about 60% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generate about 27% of the total circulation revenues, with the other newspapers and services accounting for the balance.

   Costs and expenses increased by 4% to $22,956,000 from $22,102,000. Personnel costs increased by $438,000 of which $206,000 resulted from recent acquisitions. Normal annual salary adjustments accounted for the balance of this increase in personnel costs. Newsprint and printing expenses increased by $343,000 primarily because of the higher cost of newsprint. Advertising agency commissions increased by $165,000 because of additional agency sales. Depreciation and amortization expenses increased by $108,000 primarily due to more equipment with shorter periods for depreciation, the write-off of primarily computer assets and the amortization of recently acquired intangible assets. The decrease in other expenses of $433,000 includes lower legal, advertising, and interest expenses.

   Pretax income during the nine-month period of fiscal 1995 increased $128,000 (5%) to $2,919,000 from $2,791,000 in the comparable period in fiscal 1994. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 61% of the Company's pretax income. Net income was $1,719,000 compared to a net income of $1,616,000 for the nine months ended June 30, 1994. Net income per share increased to $1.06 from $1.00.

Liquidity and Capital Resources

   During the nine months ended June 30, 1995, the Company's cash and cash equivalent position decreased by $1,507,000 while the investments in U. S. Treasury Bills increased by $502,000. In addition, cash and cash equivalents were used to reduce notes and management fees payable by $422,000, for the net purchase of capital assets, including acquisitions, of $2,212,000 and to purchase common stock for an aggregate amount of $152,000. The cash provided by operating activities of $1,742,000 included a net increase in prepayments for subscriptions of $68,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscriptions. As of June 30, 1995, the Company had working capital of $5,169,000 before deducting the liability for deferred subscription revenues of $5,747,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $2.5 million at June 30, 1995, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company. In recent months, in general, newsprint prices have been rising, and in 1995 postal costs increased due to new postal rates. These developments are likely to increase total expenses.

   In January 1995, the Company acquired for about $463,000 in cash The Public Record Corporation which primarily publishes The Code of Colorado Regulations and The Brief Times Reporter, a court opinion service for the Colorado legal profession. In connection with this acquisition the Company assumed the liability for the unexpired subscriptions and entered into an employment agreement with a former owner. In addition, in March 1995 the Company acquired for about $928,000 in cash a small newspaper and land and building in Phoenix, Arizona. These transactions were accounted for as purchases. Proforma results of operations have not been presented, as the effects of these transactions are not material to the Company's operating results.

   The Company completed in 1990 a new Los Angeles office and printing facility. This has been financed by a term loan which has a balance payable of $1,395,000 at June 30, 1995. It bears interest at the prime rate plus one percentage point and is repayable in equal monthly installments of $45,000 through January 1998. The term loan is secured by all assets of the Company except real estate. The assets pledged include net accounts receivable of approximately $6.7 million. The term loan limits dividends and the amount the Company can pay to repurchase stock, but the loan may be repaid at any time without penalty.

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

                          DAILY JOURNAL CORPORATION
                          (Registrant)

                          \s\ Gerald L. Salzman

                          Gerald L. Salzman
                          Chief Financial Officer

DATE:  August 10, 1995