Form 10-K405
period 1995-09-30
DAILY JOURNAL CORP
filed 1995-12-22
CIK 783412

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NO. 0-14665

                           DAILY JOURNAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            SOUTH CAROLINA                           95-4133299
    (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

        355 SOUTH GRAND AVENUE
              34TH FLOOR
        LOS ANGELES, CALIFORNIA                      90071-1560
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 624-7715

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, par value $.01 per share.

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

                               ----------------

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

 As of December 8, 1995 the approximate aggregate market value of Daily Journal Corporation's voting stock held by nonaffiliates was $25,000,000.

 As of December 8, 1995 there were outstanding 1,646,306 shares of Common Stock of Daily Journal Corporation.

                               ----------------

 DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during February 1996 are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 1. BUSINESS

 The Daily Journal Corporation is primarily a gatherer and distributor of information through its publications and specialized information services. California Newspaper Service Bureau, Inc., a wholly owned and consolidated subsidiary since it was acquired in 1990, was a newspaper representative specializing in public notice advertising. The Public Record Corporation, a wholly owned and consolidated subsidiary since it was acquired in January 1995, publishes The Code of Colorado Regulations and newspapers for the Colorado legal profession. Essentially all of the Company's operations are based in California, Arizona, Colorado and Washington. The Daily Journal Corporation was reincorporated in 1987 under the laws of South Carolina.

PRODUCTS

 NEWSPAPERS. The Company publishes twelve newspapers of general circulation in California, one in Washington, one for Nevada, two in Colorado and two in Arizona. The Los Angeles Daily Journal, the Daily Commerce, the California Real Estate Journal and the Nevada Journal, each based in Los Angeles; the San Francisco Daily Journal, San Francisco; The Daily Recorder, Sacramento; The Inter-City Express, Oakland; the Marin County Court Reporter, San Rafael; the Orange County Reporter, Santa Ana; the San Jose Post-Record, San Jose; the Sonoma County Daily Herald-Recorder, Santa Rosa; the San Diego Commerce, San Diego; the Business Journal, Riverside; the Washington Journal, Seattle, Washington; the Colorado Journal and the Brief Times Reporter, Denver, Colorado and the Arizona Journal and the Record Reporter, Phoenix, Arizona. Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus with regard to its news coverage, thereby attracting readers interested in obtaining information about that area through a newspaper format. The Company maintains editorial staff in Los Angeles, San Francisco, Oakland, Santa Ana, Sacramento, Santa Rosa, San Jose, San Diego, Riverside, Seattle, Denver, Phoenix and Washington, D.C.

 THE DAILY JOURNALS. The Los Angeles Daily Journal and the San Francisco Daily Journal are each published every weekday except certain holidays and were established in 1888 and 1908, respectively. In addition to covering state and local news of general interest, these newspapers focus particular coverage on law and its impact on society. (The Los Angeles Daily Journal and the San Francisco Daily Journal are referred to collectively herein as "The Daily Journals".) Generally The Daily Journals seek to be of special utility to lawyers and judges and to gain wide multiple readership of newspapers sent to law firm subscribers.

 The Los Angeles Daily Journal and the San Francisco Daily Journal are geared toward their respective regions, but contain much material and render much service in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 1995, the Los Angeles Daily Journal had approximately 14,200 paid subscribers and the San Francisco Daily Journal had approximately 6,400 paid subscribers as compared with a total circulation of 21,300 at September 30, 1994. In addition, the Daily Journals are sold on some newsstands. Revenues from The Daily Journals constituted approximately 47% of the Company's total revenue during fiscal 1995, 46% during fiscal 1994 and 46% during fiscal 1993. The Daily Journals also carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 40% to subscriptions and 60% to the sale of advertising and other revenues.

 The Daily Journals also contain the Daily Appellate Report which provides the full text of all opinions certified for publication by the California Supreme Court, the California Courts of Appeal, the U.S. Supreme Court, the U.S. Court of Appeals for the Ninth Circuit, the U.S. Bankruptcy Appellate Panel for the Ninth Circuit, the State Bar Court and certain opinions of the U.S. District Courts in California and the Federal Circuit Court of Appeals. Inserted in "pull-out" booklet format in the Daily Appellate Report is the monthly Court Directory, a comprehensive list of sitting judges in all California courts as well as courtroom assignments, phone numbers and courthouse addresses. The Court Directory includes "Judicial Transitions" which lists judicial appointments, elevations, confirmations, resignations, retirements and deaths. The Daily Appellate Report, indexed monthly, also includes, when such courts are in session, monthly supplements covering all cases pending before the U.S. Supreme Court and the California Supreme Court describing issues about to be decided in such pending cases. The Sacramento Digest is a periodic insert which summarizes bills passing through the state legislature when it is in session. It contains summaries of the opinions of the California Attorney General, and the January issue provides a special legislative digest.

 The Daily Journals also include several other features or supplements. California Law Business, a twice monthly supplement, is printed in tabloid format and features in-depth coverage of current topics of interest to lawyers with a focus on the business aspects of the practice of law. Jury Verdicts and Settlements is a weekly tabloid feature that lists certain settlement and verdict date along with the attorneys and experts representing each party.

 It is the policy of The Daily Journals (1) to take no editorial position on the legal and political controversies of the day but instead to publish an "op-ed" page consisting of well-written editorial views of others on many sides of a controversy and (2) to try to report on factual events with technical competence and with objectivity and accuracy. It is believed that this policy suits a professional readership of exceptional intelligence and education, which is the target readership for the newspapers. Moreover, The Daily Journals believe that they bear a duty to their readership, particularly judges and justices, as a self-imposed public trust, regardless, within reason, of short-term income penalties. The Company believes that this policy of The Daily Journals is in the long-term interest of the Company's shareholders.

 The Company publishes the Directory of California Lawyers (the "Directory"), which is updated and published semiannually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges and arbitrators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals and The Daily Recorder. In addition, a small number of Directories were sold during fiscal 1995. In due course the Company plans to provide an option of subscription service for The Daily Journals at a lower price for subscribers who do not wish to receive the Directory.

 The Daily Journals are distributed primarily by mail, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, San Jose, Oakland, Orange and San Diego counties receive copies by hand delivery, and additional copies are distributed through newsstands and by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $389.

 WASHINGTON JOURNAL. The Company began publishing the weekly Washington Journal in 1992. In addition to providing general news of state and local interest, it seeks to be of special utility to lawyers and judges, with news and features somewhat similar to those of The Daily Journals including local verdicts and settlements. Summaries of federal, state and local court cases are included as a pull-out section of the newspaper. The Washington Journal had approximately 1,100 paid subscribers at September 30, 1995. The annual subscription rate is $99, and it carries classified and display advertising.

 NEVADA JOURNAL. The Company acquired the Nevada Supreme Court Reporter in 1994 and the name was changed to the Nevada Journal. Besides stories of local interest concerning the courts and legal communities, the Nevada Journal features full-text opinions issued by the Nevada Supreme Court. Also included are summaries of the federal and the state supreme court opinions. Special features include local verdicts and settlements, bar exam results and articles on the federal opinions. The semi-monthly Nevada Journal as of September 30, 1995 had approximately 200 subscribers. The yearly subscription rate is $99.

 DAILY COMMERCE. Published since 1917, the Daily Commerce, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in distressed properties. The features of the paper include default listings, probate estate sales and real estate examination applicants. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day. It had approximately 1,500 paid subscriptions at September 30, 1995. A subscription to the Daily Commerce is $190 per year.

 THE DAILY RECORDER. The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. in addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it, such as administrative agency developments and lobbying. Among the regular features of The Daily Recorder are news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising. The Daily Recorder currently has approximately 1,400 paid subscribers, all of whom receive the paper by mail. The current subscription rate is $183 per year.

 THE INTER-CITY EXPRESS. The Inter-City Express (the "Express") has been published since 1909. Published each business day, the Express covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries both commercial and public notice advertising. The Express is mailed to its approximately 600 subscribers, and the annual subscription rate is $130.

 MARIN COUNTY COURT REPORTER. The Marin County Court Reporter (the "Marin Reporter") began publishing in the mid-1960's. The Marin Reporter covers general news of local interest, emphasizing local and state-wide news of interest to the legal and real estate communities in Marin County, and carries primarily public notice advertising. The Marin Reporter is published each Tuesday and Friday. Approximately 300 subscribers presently receive the Marin Reporter, all by mail delivery. The annual subscription rate is currently $95.

 ORANGE COUNTY REPORTER. The Orange County Reporter ("Orange Reporter") has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Orange Reporter reports local and state legal news, including the court calendars and court directories for Orange County, and carries primarily public notice advertising. The Orange Reporter is mailed to approximately 600 paid and requester subscribers. The annual subscription rate is $75.

 SAN JOSE POST-RECORD. The San Jose Post-Record (the "Post-Record") has been published since 1910. In addition to general news of local interest, the Post-Record, which is published on business days, focuses on legal and real estate news and carries commercial and public notice advertising. A yearly subscription to the Post-Record is $110. The Post Record has approximately 400 subscribers who receive it by mail.

 SONOMA COUNTY DAILY HERALD-RECORDER. The Sonoma County Daily Herald-Recorder (the "Herald-Recorder") has been in existence since 1899. The newspaper carries general news of local interest and is designed to be of special interest to members of the legal and real estate professions. Advertising in the newspaper consists of both public notice and commercial advertising. Its approximately 300 subscribers receive the newspaper by mail, at a rate of $188 annually.

 CALIFORNIA REAL ESTATE JOURNAL. The California Real Estate Journal (the "Real Estate Journal") is a monthly newspaper directed primarily to persons interested in the commercial real estate market, including real estate brokers, developers and bankers. The Real Estate Journal carries news and features such as the status of commercial projects, financial information and articles on brokers and transactions, including defaults and new financings. It carries display and classified advertising. At September 30, 1995 the California Real Estate Journal had a circulation of approximately 2,700 plus complimentary subscribers. The annual subscription rate is $79. The Real Estate Journal is distributed primarily by mail.

 SAN DIEGO COMMERCE. During 1992 the Company purchased the assets related to the San Diego Commerce, which was combined with the Back Country Trader. The San Diego Commerce is a thrice weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves the legal and real estate professional in San Diego County. The San Diego Commerce has approximately 3,200 subscribers. The annual subscription rate is $50, covering distribution by mail.

 BUSINESS JOURNAL. The assets of the Desert Business Journal were purchased during 1993, and it is now published as the Business Journal. The Business Journal publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It is published weekly with a total monthly distribution of about 10,000 paid and complimentary copies. The annual subscription rate is $79.

 THE BRIEF TIMES REPORTER AND COLORADO JOURNAL. The Brief Times Reporter was acquired in January 1995, and it provides weekly the full-text and summaries of all opinions of the Colorado Supreme Court and Colorado Court of Appeals. In addition to general news of local interest, it also focuses on legal news. In 1995 the Company also began publishing the weekly Colorado Journal, including the Colorado Appellate Report which provides in a pull-out section of the newspaper the full-text and summaries of all the opinions of the U.S. Supreme Court, 10th U.S. Circuit Court of Appeals, the U.S. Bankruptcy Appellate Panel and the full-text of the 10th Circuit Orders. The Colorado Journal seeks to be of special utility to lawyers and judges with news and features somewhat similar to those of The Daily Journals. It carries classified and display advertising. Both The Brief Times Reporter and the Colorado Journal are mailed to the same 900 paid subscribers. The annual subscription price is $238.

 THE RECORD REPORTER AND ARIZONA JOURNAL. The Record Reporter was acquired in March 1995. In addition to general news of local interest, The Record Reporter, which is published on business days, focuses on real estate news and public record information and carries primarily public notice advertising. It is mailed to approximately 200 paid subscribers. The annual subscription rate is $135 for most subscribers. In 1995 the Company also began publishing the weekly Arizona Journal including the Arizona Appellate Report which provides in a pull-out section of the newspaper summaries of the opinions of the U.S. Supreme Court, 9th U.S. Circuit Court of Appeals, the U.S. Bankruptcy Appellate Panel and summaries and full-text of the opinions of the Arizona Supreme Court and Arizona Court of Appeals. The Arizona Journal seeks to be of special utility to lawyers and judges with news and features somewhat similar to those of The Daily Journals. It carries classified and display advertising, and it has about 200 paid subscribers. The annual subscription rate is $106.

 MAGAZINE. Since January 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the "State Bar"). The magazine was published by the Company in cooperation with the State Bar until December 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is sent free to the active members of the State Bar of California, and the magazine also has approximately 1,100 paid subscribers. An annual subscription to California Lawyer is $58. The termination of the contract and State Bar's new publication has not had a material impact on the Company's operations.

 INFORMATION SERVICES. The specialized information services offered by the Company have grown out of its newspaper operations, or have evolved in response to a desire for such services from its newspaper subscribers.

 The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 9,000 subscribers at September 30, 1995 paying $249 per year. Court Rules reproduces court rules for certain state and federal courts in California. The Court Rules appear in two versions, one of which covers Northern California courts (eight volumes) and one which covers Southern California courts (seven volumes). The Company updates Court Rules on a monthly basis. During fiscal 1989, the Company initiated publication of a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County;
(5) Riverside County; (6) Ventura, Santa Barbara and San Luis Obispo counties. In addition, the Company publishes single-volume rules for the Federal District Court in the Central District of California. In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $48 to $74 per year and volumes are normally updated or replaced whenever there are rule changes. At September 30, 1995, the Company had approximately 8,000 subscribers for its Local Rules publications. In addition, the Company publishes a two-volume, loose-leaf set of court rules for Colorado. These court rules were distributed to the subscribers of The Brief Times Reporter.

 The Judicial Profiles services contain biographical and professional information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. During 1991 the Judicial Profiles were expanded to include biographical data on judges and information supplied by each judge regarding the judge's policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the five volume set for Southern California or the four volume set for Northern California. The approximately 1,000 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $329 per year.

 During 1992 the Company purchased certain assets of Redloc Infosystems, Inc., primarily a computer on-line provider of foreclosure information to about 600 customers. This service provides distressed property information, some of which also appears in some of the

Company's newspapers, as well as expanded features. Consolidation of both newspapers and on-line products more effectively utilizes the costs of gathering such information.

 ADVERTISING AND NEWSPAPER REPRESENTATIVE. The Company's publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising. Public notice advertising consists of about 100 different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements. In 1990 the Company acquired California Newspaper Service Bureau, Inc. ("CNSB"), a state-wide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising. CNSB places notices and other forms of advertising with adjudicated newspapers of general circulation, many of which are not owned by the Company. Prior to fiscal 1993 CNSB provided ancillary services to customers such as posting of notices and auctioneering services for trustee customers, but those services were thereafter provided by a division of the Company until October 1994, at which time such services were discontinued. This has not had a material impact on the Company's operations.

 Public notice advertising revenues and related advertising and other service fees for the Company constituted about 33% of the Company's total revenues in each of the last three fiscal years. In many states, including California, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues. The acquisition of CNSB, a marginal and threatened enterprise with a negative book net worth when purchased, improves the Company's ability to protect continued existence of public notice advertising. CNSB, because it serves many newspapers all over California, is the logical locus for effective representation of small newspapers before legislative bodies, and CNSB has long been effective in this role. CNSB, which now operates as a division of the Daily Journal Corporation, has become incrementally profitable in recent years through Company-assisted improvements in operations, including but not limited to elimination of unnecessary facilities.

 PRINTING. The Company's main printing facilities are located in Los Angeles, which currently are used primarily to print the Los Angeles Daily Journal including supplements, the Daily Commerce, the Post-Record, The Express, The Daily Recorder, the Orange Reporter, the Herald-Recorder, the Washington Journal, the Marin Reporter, the Real Estate Journal, the Nevada Journal, the Colorado Journal, the Arizona Journal and the monthly updates for the multi-volume sets of Court Rules. The Daily Appellate Report is printed in Los Angeles and shipped to Sacramento and San Francisco for inclusion in The Daily Recorder and the San Francisco Daily Journal. Concurrent with the Company's move to its new Los Angeles facility in 1990, the Company purchased a new printing press with color capabilities. The San Francisco Daily Journal, San Diego Commerce, the Business Journal, the Record Reporter, the Directory, the Judicial Profiles and certain Court Rules are printed by outside contractors. The Brief Times Reporter is printed on a small in-house press in Denver. The Company has a small offset press for in-house printing of items such as legal advertising forms, letterhead and envelopes, promotional flyers and other material for its publications. This small press is operated by a local printer as an independent contractor.

MATERIALS

 After personnel costs, postage and paper costs are typically the Company's next two largest expenses.

 The Company is subject to periodic increases in postal rates. During the past several years, the Company has instituted changes in an attempt to mitigate higher postage costs. These changes have included contracting for hand delivery in selected sections of the San Francisco Bay area, San Diego, Orange County and Los Angeles, delivering pre-sorted newspapers to the post office on pallets, which facilitates delivery and improves service, and implementing a method of bundling newspapers which reduces the per piece charges. In addition, the Company has an ink jet labeler which eliminates paper labels and enables the Company to receive bar code discounts from the postal service on some of its newspapers. In 1995 postage costs increased due to higher postal rates.

 An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with paper suppliers. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. During the past couple of years the price of paper has increased substantially, and the Company has not been able to pass on all the recent major paper price increases to its advertisers and subscribers. Consequently, its income from operations has been adversely affected, and these developments are likely to continue to increase total expenses.

MARKETING

 The Company actively promotes both its individual newspapers and its multiple newspaper network as well as its other publications. The Company's staff includes a number of employees whose primary responsibilities include attracting new subscribers and advertisers. The specialization of each publication creates both target subscribers and target advertisers. Subscribers are likely to be attracted because of the nature of the information carried by the particular publication, and likely advertisers are those interested in reaching such consumer groups. In marketing products, the Company also focuses on its ancillary products which can be of service to subscribers, such as its specialized information services.

 The Company receives, on a non-exclusive basis, public notice advertising from a number of agencies. Such agencies ordinarily receive a commission of 15% to 25% on their sales of advertising in Company publications. Commercial advertising agencies also place advertising in Company publications and receive commissions for advertising sales.

COMPETITION

 Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. For example, shortly before the Company purchased the San Francisco Daily Journal, Associated Newspapers, the owner of a controlling interest in a number of American law-oriented publications including the American Lawyer, purchased a law-oriented San Francisco newspaper and thereafter pursued subscribers and advertisers with more skill and determination than were employed by the former publisher. In 1989 Associated Newspapers sold a controlling interest to Time Warner Inc., the largest U.S. media company, which has continued very aggressive competition, including amazingly low "price-war" type prices for multiple-copy subscriptions. All of the Company's real estate and business publications and products face strong competition from other publications and service companies.

 Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company's newspapers provide along with general news coverage attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage as does the Company, but the Company believes its coverage, particularly that of The Daily Journals, is more complete and therefore attracts more readers. The Company believes that the Daily Journals are the most important newspapers serving California lawyers on a daily basis. The new Colorado Journal and the Arizona Journal are just beginning to build readership in their respective markets.

 In attracting commercial advertisers, the Company competes with other newspapers and magazines, television, radio and other media, including electronic network systems for employment-related classified advertising. Factors which may affect competition for advertisers are the cost for such advertising compared with other media, and the size and characteristics of the readership of the Company's publications. The Company competes with anywhere from one serious competitor to several competing newspapers for public notice advertising revenue in all of its markets. Large metropolitan general interest newspapers normally do not carry a significant amount of legal advertising, although recently they too have solicited certain types of public notice advertising. The Company estimates its market share of public notice advertising revenues ranges from 10% to 75% in the various areas where its adjudicated newspapers are published.

 Commencing in 1994, the Company's California Lawyer magazine faced additional competition from a new State Bar of California publication that is discussed in the Products-Magazine section above.

 The Company's court rules publications face competition in the Southern California market as well as in Northern California where the competitors are focused primarily on the San Francisco Bay Area courts. In addition, the Company expects increased competition from on-line and CD-ROM services. While subscriptions to the multi-volume Court Rules have declined during fiscal 1995, this was partially offset by an increase in subscriptions to the Company's individual Local Rules volumes. The Company's Judicial Profile services have direct competition and also indirect competition since some of the same information is available through other sources.

 The pricing of the Company's products is reviewed every year. Subscription price increases have in recent years exceeded inflation, as have advertising rate increases, but these rate increases did not keep pace with higher paper prices and postal rates in fiscal 1995.

 CNSB faces competition from a number of other companies based in California, some of which specialize in placing certain types of notices, and CNSB, before its acquisition by the Company, had been marginally profitable in its best years and had often suffered significant losses.

EMPLOYEES

 The Company employs approximately 315 full-time employees and about 50 part-time employees. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

WORKING CAPITAL

 Traditionally, the Company has generated sufficient cash flow from operations to cover all needs including capital expenditures without significant borrowing. To a very considerable extent, the Company benefits in this regard from the fact that subscriptions are generally paid a year in advance. However, the construction of the new office and printing facility in Los Angeles in 1990 required significant borrowing. The company has a bank term loan, bearing interest at the prime rate plus one percentage point. The term loan is secured by all the assets of the Company except real estate. The assets pledged include net accounts receivable, now over $6.5 million. The term loan prohibits the payment of dividends to shareholders but may be repaid at any time without penalty. As of September 30, 1995, the term loan had a balance of about $1.3 million payable in equal monthly installments through January 1998.

INFLATION

 The effects of inflation are not significantly any more or less adverse on the Company's businesses than they are on other publishing companies. The Company has experienced the effects of inflation primarily through increases in costs of labor, newsprint, postage and services. These costs have generally been offset by periodic price increases for advertising and subscription rates, but with frequent exceptions during the past several years when the Company has experienced substantial increases in postage and newsprint expenses and additional costs related to acquisitions. In addition, recent reductions in classified advertising lineage, particularly in the "help-wanted" category, have prevented full recovery of cost increases. During 1995 newsprint and other paper prices have continued to rise and postal costs have increased due to higher postal rates. These developments which far exceeded the rate of inflation are likely to continue to increase total expenses.

EXECUTIVE OFFICERS OF THE REGISTRANT

 The table below sets forth certain information with regard to the executive officer who is not a director of the Company. All of the executive officers of the Company serve at the pleasure of the Board of Directors.

NAME                    AGE         PRINCIPAL OCCUPATION LAST FIVE YEARS
----                    --- ----------------------------------------------------
Ira A. Marshall, Jr...   72 Secretary of the Company since 1977; Mr. Marshall is
                            a private investor and businessman making
                            investments for his own account and is a Trustee of
                            Mesabi Trust, which collects and distributes
                            royalties from the Mesabi Trust's interests in
                            mining properties.

ITEM 2. PROPERTIES

 The Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, of which approximately 75% is devoted to office space and the remainder houses printing and production equipment and facilities. The Company owns two buildings aggregating about 9,500 square feet in Sacramento, which provide space for its offices and storage. The Phoenix property is a single story, 9,700 square foot building constructed in 1988, of which approximately 2,300 is devoted to office space and the remainder houses production equipment and storage, some of which is used by a printing company which prints The Record Reporter.

 In San Francisco, the Company leases approximately 10,800 square feet of office space under a lease expiring in 1998 but subject to early termination by paying termination fees. In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years remaining duration.

 See Note 6 of Notes to Consolidated Financial Statements for information concerning rents payable under leases.

ITEM 3. LEGAL PROCEEDINGS

 The Company from time to time is a party to litigation in the ordinary course of business. Currently, the Company is not aware of any material pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of shareholders during the last quarter of the Company's fiscal year ended September 30, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

 The following table sets forth the sales prices of the Company's common stock for the periods indicated. Quotations are as reported by Nasdaq, the automated quotation system of the National Association of Securities Dealers, Inc.

                                                                    HIGH   LOW
                                                                   ------ ------
      FISCAL 1994
        Quarter ended December 31, 1993........................... 20 3/8 13 3/4
        Quarter ended March 31, 1994.............................. 20 5/8 17 1/2
        Quarter ended June 30, 1994............................... 19 1/8 17
        Quarter ended September 30, 1994.......................... 19 1/2 16 3/4
      FISCAL 1995
        Quarter ended December 31, 1994........................... 19     16 1/2
        Quarter ended March 31, 1995.............................. 20 1/4 16 1/2
        Quarter ended June 30, 1995............................... 24 1/2 18 1/2
        Quarter ended September 30, 1995.......................... 31     22 1/2

 As of December 8, 1995 there were approximately 2,000 holders of record of the Company's common stock.

 The Company did not declare or pay any dividends during fiscal years 1994 and 1995. The Company's bank term loan agreement limits the payment of dividends, but the loan may be repaid at any time without penalty. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the company's earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

 From time to time, the Company has purchased shares, including treasury shares, of its Common Stock and may continue to do so. See Note 2 to consolidated financial statements. Stock purchases are made primarily to reduce dilution of earnings per share caused by the deferred management incentive plan under which selected employees are given, subject to certain conditions, bonuses tied to future pre-tax earnings. During fiscal 1995 the Company purchased 7,805 shares of Common Stock at an average price per share of $19.53.

ITEM 6. SELECTED FINANCIAL DATA

 The following table sets forth certain data for each of the years in the five-year period ended September 30, 1995. This information should be read in conjunction with the financial statements and accompanying notes included in this report on Form 10-K.

                                       FISCAL YEAR ENDED SEPTEMBER 30
                                   -------------------------------------------
                                    1995     1994     1993     1992     1991
                                   -------  -------  -------  -------  -------
                                        (DOLLAR AMOUNTS IN THOUSANDS,
                                          EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME
 DATA:
Revenues
  Advertising....................  $20,254  $18,801  $17,364  $17,293  $16,770
  Circulation....................   10,686   10,031    9,413    8,889    8,139
  Advertising service fees and
   other.........................    3,638    4,502    4,546    4,536    3,986
                                   -------  -------  -------  -------  -------
                                    34,578   33,334   31,323   30,718   28,895
                                   -------  -------  -------  -------  -------
Costs and expenses
  Salaries and employee
   benefits......................   14,202   13,539   13,631   13,177   13,227
  Newsprint and printing
   expenses......................    4,084    3,362    3,278    3,768    3,835
  Commissions and other outside
   services......................    4,553    4,197    3,874    3,484    3,449
  Postage and delivery costs.....    2,461    2,314    2,408    2,563    2,419
  Depreciation and amortization..    2,078    2,325    1,799    1,609    1,605
  Other, including interest
   expense.......................    3,759    3,921    3,922    4,689    4,358
                                   -------  -------  -------  -------  -------
                                    31,137   29,658   28,912   29,290   28,893
                                   -------  -------  -------  -------  -------
Income before taxes..............    3,441    3,676    2,411    1,428        2
Provision for income taxes.......    1,400    1,500    1,200      700        1
                                   -------  -------  -------  -------  -------
Net income.......................  $ 2,041  $ 2,176  $ 1,211  $   728  $     1
                                   =======  =======  =======  =======  =======
Net income per share.............  $  1.26  $  1.34  $   .73  $   .42  $   --
                                   =======  =======  =======  =======  =======
                                                SEPTEMBER 30
                                   -------------------------------------------
                                    1995     1994     1993     1992     1991
                                   -------  -------  -------  -------  -------
CONSOLIDATED BALANCE SHEET DATA:
Working capital as conventionally
 reported........................  $  (254) $  (922) $(2,927) $(3,515) $(7,225)
Working capital before deductions
 of specified items (1)..........    5,544    4,757    2,324    1,600    1,368
Total assets.....................   20,752   19,932   18,077   17,784   18,656
Management termination fee
 payable.........................      --        20       55       90      125
Long term notes payable..........      725    1,264    2,300    2,840      212
Shareholders' equity.............    8,377    6,489    4,313    3,548    3,437

--------
(1) Before deducting for each of the five years the liability for deferred subscription revenue which will be earned within one year, and after deducting short-term bank loans of $3,750,000 in 1991, subsequently financed by long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

 Revenues were $34,578,000 and $33,334,000 for fiscal year 1995 and 1994, respectively. This increase of 4% is primarily attributable to subscription and advertising rate increases and additional display advertising lineage partially offset by decreases in classified and public notice advertising lineage. Recent acquisitions accounted for $872,000 of this increase, while a $473,000 decrease in other revenues resulted from the discontinuance of certain services for trustee sale customers.

 During fiscal 1995, display and classified advertising revenues were up by $544,000 and $305,000, respectively, and public notice advertising revenues increased by $604,000 primarily resulting from recent acquisitions. The Company's smaller newspapers, excluding the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), account for about 77% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 34% of the Company's total revenues. Circulation revenues increased $655,000, including $432,000 from the recently acquired The Public Record Corporation. The Daily Journals account for about 60% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generate about 26% of the total circulation revenues, with the other newspapers and services accounting for the balance.

 During fiscal year 1995, costs and expenses increased by 5% to $31,137,000 from $29,658,000, including $1,070,000 from recent acquisitions. Personnel costs increased by $663,000 of which $369,000 resulted from recent acquisitions. Normal annual salary adjustments accounted for the balance of this increase in personnel costs. Newsprint and printing expenses increased by $722,000 primarily because of the higher cost of newsprint. Advertising agency commissions and other outside services increased by $356,000 primarily because of additional agency sales and computer services. Depreciation and amortization expenses decreased by $247,000 mainly due to reduced write-offs of computer and intangible assets. The decrease in other expenses of $162,000 included lower legal, advertising, and interest expenses.

 Pretax income in fiscal 1995 decreased $235,000 (6%) to $3,441,000 from $3,676,000 in fiscal 1994. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 53% of the Company's pretax income. Net income in fiscal 1995 was $2,041,000 compared to a net income of $2,176,000 in the prior year. Net income per share decreased to $1.26 from $1.34.

1994 COMPARED TO 1993:

 Revenues were $33,334,000 and $31,323,000 for the years ended September 30, 1994 and 1993, respectively. This increase of 6% is primarily attributable to subscription and advertising rate increases and additional display and public notice advertising lineage.

 During fiscal 1994, display and public notice advertising revenues were up by $629,000 and $530,000, respectively, and classified advertising revenues increased by $278,000 primarily due to a rate increase partially offset by a decrease in classified advertising lineage. One of the company's important classified advertising revenue sources is help-wanted advertising that is sensitive to the general business levels and continues under pressure throughout the southern california newspaper industry at this time. Public notice advertising revenues increased primarily because of additional foreclosure notices resulting from recent bad economic conditions in California that, when improved, should cause reductions in the need to publish foreclosure notices. The Company's smaller newspapers (excluding The Daily Journals) accounted for about 72% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 33% of the Company's total revenues. Circulation revenues increased $618,000 primarily because of rate increases for The Daily Journals that accounted for about 61% of the Company's total circulation revenues. The combined Daily Journal circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 29% of total circulation revenues, with other services accounting for the balance.

 Costs and expenses increased by 3% to $29,658,000 from $28,912,000. Personnel costs decreased slightly with normal salary adjustments offset by a slight reduction in the staff. Advertising agency commissions increased by $214,000 because of additional agency sales while other outside services increased by $109,000 primarily due to additional mailing, book printing and computer support services. Postage and delivery costs decreased by $94,000 primarily due to smaller papers and implementation of cost saving postal programs. Depreciation and amortization expenses increased by $526,000 primarily due to the write-off of computer assets and intangible assets.

 Pretax income in fiscal 1994 increased $1,265,000 (52%) to $3,676,000 from $2,411,000 in fiscal 1993. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 65% of the pretax income. Net income in fiscal 1994 was $2,176,000 compared to a net income of $1,211,000 for the fiscal year ended September 30, 1993. Net income per share increased to $1.34 from $.73.

 Since January 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar which had approximately 140,000 members. The magazine was published by the Company in cooperation with the State Bar, with at least 12 pages in each issue reserved for official State Bar information. The mailing list of the members of the State Bar was provided by the State Bar. The magazine was sent free to members of the State Bar of California and, at September 30, 1993, the magazine also had approximately 2,500 paid or complimentary subscribers.

 The agreement with the State Bar provided for a payment by the State Bar to the Company of a total fee of $1.00 per year for each member receiving the magazine. In April 1993 the State Bar's Board of Governors voted to terminate its agreement with the Company and create its own official State Bar publication. The termination of the contract was effective December 1993. Incident to the termination, the Company announced that it intended to continue publishing California Lawyer (which name has been transferred to the Company) without the participation of the State Bar and believed that termination of the contract with the State Bar would not have a material impact on the Company's operations. In fiscal 1993 California Lawyer had revenues of $3,439,000 and the decline in display advertising revenues increased its pretax losses to about $500,000. The Company also formerly published, upon the State Bar's request, a monthly newsletter in the Los Angeles Daily Journal and the San Francisco Daily Journal at no additional cost to the State Bar. This newsletter was also discontinued as a consequence of the termination of the contract with the State Bar.

LIQUIDITY AND CAPITAL RESOURCES

 During fiscal 1995, the Company's cash and cash equivalent position decreased by $1,495,000 while the investments in U.S. Treasury Bills increased by $1,442,000. In addition, cash and cash equivalents were used to reduce notes and management fees payable by

$555,000, for the net purchase of capital assets, including acquisitions, of $2,531,000 and to purchase common stock for an aggregate amount of $153,000. The cash provided by operating activities of $3,186,000 included a net increase in prepayments for subscriptions of $119,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscriptions. As of September 30, 1995, the Company had working capital of $5,544,000 before deducting the liability for deferred subscription revenues of $5,798,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $3.5 million at September 30, 1995, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company. In recent months, in general, newsprint prices have been rising, and in 1995 postal costs increased due to higher postal rates. These developments are likely to continue to increase total expenses.

 In January 1995, the Company acquired for about $463,000 in cash The Public Record Corporation which primarily publishes The Code of Colorado Regulations and The Brief Times Reporter, a court opinion service for the Colorado legal profession. In connection with this acquisition the Company assumed the liability for the unexpired subscriptions and entered into an employment agreement with a former owner. In addition, in March 1995 the Company acquired for about $928,000 in cash the assets of a small newspaper including land and building in Phoenix, Arizona. These transactions were accounted for as purchases. Proforma results of operations have not been presented, as the effects of these transactions are not material to the Company's operating results.

 The Company completed in 1990 a new Los Angeles office and printing facility. This has been financed by a term loan which has a balance payable of $1,261,000 at September 30, 1995. It bears interest at the prime rate plus one percentage point and is repayable in equal monthly installments of $45,000 through January 1998. The term loan is secured by all assets of the Company except real estate. The assets pledged include net accounts receivable of approximately $6.5 million. The term loan limits dividends and the amount the Company can pay to repurchase stock, but the loan may be repaid at any time without penalty.

 Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." the adoption of SFAS 109 which mandates the liability method for computing deferred income taxes did not materially affect the Company's financial condition or results of operations for the year ended September 30, 1994.

 In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115, effective for fiscal years beginning after December 1993, requires that debt and equity securities which are classified as "held for maturity" be recorded at amortized cost in the financial statements. The Company's investments in debt securities at September 30, 1995 consist of two U.S. Treasury Bills for which the Company has the intent and ability to hold to the maturity dates of February 15, 1996 and March 28, 1996. The Company adopted SFAS 115 in fiscal year 1994.

 The effects of inflation are not significantly any more or less adverse on the Company's businesses than they are on other publishing companies. In recent years the Company experienced the effects of inflation primarily through increases in costs of labor and services. These costs have generally been offset by periodic price increases for advertising and subscription rates, but with frequent exceptions during the past several years when the Company has experienced additional costs related to acquisitions. In addition, recent reductions in classified advertising lineage, particularly in the "help-wanted" category, have prevented full recovery of cost increases. During 1995, newsprint and other paper prices have continued to rise, and postal costs have increased due to higher postal rates. These developments which far exceeded the rate of inflation are likely to continue to increase total expenses.

Item 8. Financial Statements and Supplementary Data

 The Financial Statements and Supplementary Data required by Item 8 appear herein at pages 19 through 28.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

 The information set forth in the tables, the notes thereto, and the paragraphs under the caption "Election of Directors-Directors," in the Company's Proxy Statement for Annual Meeting of Shareholders to be held on or about February 8, 1996 (The "Proxy Statement"), is incorporated herein by reference. The information set forth under Item 1 of this Form 10-K Under the caption "Executive Officers of Registrant" is also incorporated herein by reference.

Item 11. Executive Compensation

 The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

 The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

 The information set forth under the caption "Executive Compensation-- Compensation Committee interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14(a). EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

 The following documents are filed as part of this Report:

                                                                            PAGE
                                                                            ----
 (1) Consolidated Financial Statements:
     Report of Independent Accountants...................................    19
     Consolidated Balance Sheet at September 30, 1995 and 1994...........    20
     Consolidated Statement of Income for each of the three years in the
     period ended September 30, 1995.....................................    21
     Consolidated Statement of Changes in Shareholders' Equity for each
     of the three years in the period ended September 30, 1995...........    21
     Consolidated Statement of Cash Flows for each of the three years in
     the period ended September 30, 1995.................................    22
     Notes to Consolidated Financial Statements..........................    23
 (2) Consolidated Financial Statement Schedules for the three years ended
     September 30, 1995:
     VIII Valuation and Qualifying Accounts..............................    27
     X Supplementary Income Statement Information........................    28
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

  3.1 Articles of Incorporation of Daily Journal Corporation, as amended.(2)
  3.2      Bylaws of Daily Journal Corporation. (3)
 10.1 Management agreement by and between Daily Journal Company and Newspaper Management & Underwriting Company. (2)
 10.5      Form of Non-Negotiable Certificate Representing an Employee
           Participant Interest in the Daily Journal Corporation ("DJC") Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC, Based on Pre-Tax Earnings of
           Common Shares of DJC. (2)(*)
 10.6      Resolution of Board of Directors of Daily Journal dated November 7,
           1985, pursuant to which Daily Journal Company assumed certain liabilities of New America Fund, Inc. (2)
 10.8      Lease dated March 12, 1987 between Daily Journal Company and Calfox,
           Inc., as Managing Agent, including Amendments One through Four thereto. (3)
 10.16 (b) Term Promissory Note of Daily Journal Corporation to City National
           Bank. (1)
 21.0      Subsidiary of Daily Journal Corporation. (3)

--------
(1) Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K of the Company for the year ended September 30, 1992.
(2) Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K of the Company for the year ended September 30, 1993.
(3) Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K of the Company for the year ended September 30, 1994.
(*) Management Compensatory Plan.

ITEM 14(b). REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended September 30, 1995.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Daily Journal Corporation

                                                   /S/ GERALD L. SALZMAN
                                          BY __________________________________
                                                       Gerald L. Salzman
                                                           President

Date: December 12, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                        Title                 Date

        /S/ Charles T. Munger          Chairman of the         December 12, 1995
-------------------------------------   Board
          CHARLES T. MUNGER

        /S/ Gerald L. Salzman          President,              December 12, 1995
-------------------------------------   Treasurer, Chief
          GERALD L. SALZMAN             Financial Officer,
                                        Principal
                                        Accounting Officer
                                        and Director

           /S/ J.P. Guerin             Director                December 12, 1995
-------------------------------------
             J.P. GUERIN

                                       Director
-------------------------------------
       DONALD W. KILLIAN, JR.

                                       Director
-------------------------------------
           GEORGE C. GOOD

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
of the Daily Journal Corporation

 In our opinion, the consolidated financial statements listed in the index appearing under items 14(a)(1) and (2) on page 16 present fairly, in all material respects, the financial position of the Daily Journal Corporation and its wholly owned subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Los Angeles, California
December 8, 1995

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEET

                                                            SEPTEMBER 30
                                                       ------------------------
                                                          1995         1994
                                                       -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents..........................  $   573,000  $ 2,068,000
  U.S. Treasury Bills, at cost plus discount earned..    2,934,000    1,479,000
  Accounts receivable, less allowance for doubtful
   accounts of $600,000 and $1,000,000...............    6,531,000    6,074,000
  Inventories........................................      117,000       94,000
  Prepaid expenses and other assets..................      378,000      268,000
  Deferred income taxes..............................      951,000    1,254,000
                                                       -----------  -----------
    Total current assets.............................   11,484,000   11,237,000
                                                       -----------  -----------
Property, plant and equipment, at cost:
  Land, buildings and improvements...................    6,951,000    6,660,000
  Furniture and office equipment.....................    4,884,000    5,951,000
  Machinery and equipment............................    1,548,000    1,330,000
                                                       -----------  -----------
                                                        13,383,000   13,941,000
  Less accumulated depreciation......................   (5,461,000)  (5,398,000)
                                                       -----------  -----------
                                                         7,922,000    8,543,000
Deferred income taxes................................      222,000      104,000
Intangible assets, at cost, less accumulated
 amortization of $263,000 and $97,000................    1,124,000       48,000
                                                       -----------  -----------
                                                       $20,752,000  $19,932,000
                                                       ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................  $ 2,490,000  $ 2,697,000
  Accrued liabilities................................    2,826,000    3,251,000
  Notes payable......................................      536,000      532,000
  Deferred subscription revenue......................    5,798,000    5,679,000
                                                       -----------  -----------
    Total current liabilities........................   11,650,000   12,159,000
                                                       -----------  -----------
Management termination fee payable...................        --          20,000
                                                       -----------  -----------
Notes payable........................................      725,000    1,264,000
                                                       -----------  -----------
Commitments and contingencies (note 6)...............        --           --
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized and no shares issued...................        --           --
  Common stock, $.01 par value, 5,000,000 shares
   authorized; 1,646,306 shares and 1,654,111 shares,
   respectively, outstanding.........................       16,000       17,000
  Other paid-in capital..............................    2,093,000    2,102,000
  Retained earnings..................................    6,619,000    4,721,000
  Less 30,429 treasury shares, at cost...............     (351,000)    (351,000)
                                                       -----------  -----------
    Total shareholders' equity.......................    8,377,000    6,489,000
                                                       -----------  -----------
                                                       $20,752,000  $19,932,000
                                                       ===========  ===========

          See accompanying notes to consolidated financial statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

                                                   YEAR ENDED SEPTEMBER 30
                                             -----------------------------------
                                                1995        1994        1993
                                             ----------- ----------- -----------
Revenues:
  Advertising............................... $20,254,000 $18,801,000 $17,364,000
  Circulation...............................  10,686,000  10,031,000   9,413,000
  Advertising service fees and other........   3,638,000   4,502,000   4,546,000
                                             ----------- ----------- -----------
                                              34,578,000  33,334,000  31,323,000
                                             ----------- ----------- -----------
Costs and expenses:
  Salaries and employee benefits............  14,202,000  13,539,000  13,631,000
  Newsprint and printing expenses...........   4,084,000   3,362,000   3,278,000
  Commissions and other outside services....   4,553,000   4,197,000   3,874,000
  Postage and delivery expenses.............   2,461,000   2,314,000   2,408,000
  Depreciation and amortization.............   2,078,000   2,325,000   1,799,000
  Other, including interest expense.........   3,759,000   3,921,000   3,922,000
                                             ----------- ----------- -----------
                                              31,137,000  29,658,000  28,912,000
                                             ----------- ----------- -----------
Income before taxes.........................   3,441,000   3,676,000   2,411,000
Provision for income taxes..................   1,400,000   1,500,000   1,200,000
                                             ----------- ----------- -----------
Net income.................................. $ 2,041,000 $ 2,176,000 $ 1,211,000
                                             =========== =========== ===========
Net income per share........................ $      1.26 $      1.34 $       .73
                                             =========== =========== ===========

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                     OTHER                                TOTAL
                          COMMON    PAID-IN     RETAINED   TREASURY   SHAREHOLDERS'
                           STOCK    CAPITAL     EARNINGS     STOCK       EQUITY
                          -------  ----------  ----------  ---------  -------------
Balance at September 30,
 1992...................  $17,000  $2,137,000  $1,570,000  $(177,000)  $3,547,000
Net income..............                        1,211,000               1,211,000
Purchase of treasury
 stock..................                                    (174,000)    (174,000)
Purchase of common
 stock..................              (35,000)   (236,000)               (271,000)
                          -------  ----------  ----------  ---------   ----------
Balance at September 30,
 1993...................   17,000   2,102,000   2,545,000   (351,000)   4,313,000
Net income..............                        2,176,000               2,176,000
                          -------  ----------  ----------  ---------   ----------
Balance at September 30,
 1994...................   17,000   2,102,000   4,721,000   (351,000)   6,489,000
Net income..............                        2,041,000               2,041,000
Purchase of common
 stock..................   (1,000)     (9,000)   (143,000)               (153,000)
                          -------  ----------  ----------  ---------   ----------
Balance at September 30,
 1995...................  $16,000  $2,093,000  $6,619,000  $(351,000)  $8,377,000
                          =======  ==========  ==========  =========   ==========

          See accompanying notes to consolidated financial statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                               YEAR ENDED SEPTEMBER 30
                                         -------------------------------------
                                            1995         1994         1993
                                         -----------  -----------  -----------
Cash flows from operating activities:
  Net income............................ $ 2,041,000  $ 2,176,000  $ 1,211,000
  Adjustments to reconcile net income to
   net cash provided by operations:
   Depreciation and amortization........   2,078,000    2,325,000    1,799,000
   Deferred income taxes................     185,000      150,000     (110,000)
   Discount earned on U.S. treasury
    bills...............................     (13,000)       --           --
   Gain on sale of capital assets.......      (2,000)    ( 43,000)       --
   Changes in assets and liabilities:
    (Increase) decrease in current
     assets
     Accounts receivable, net...........    (457,000)  (1,020,000)    (139,000)
     Inventories........................     (23,000)       1,000       82,000
     Prepaid expenses and other assets..    (110,000)    (755,000)     241,000
    Increase (decrease) in current
     liabilities
     Accounts payable...................    (207,000)     132,000       80,000
     Accrued liabilities................    (425,000)     629,000      237,000
     Income taxes payable...............         --      (436,000)    (218,000)
     Deferred subscription revenue......     119,000      428,000      137,000
                                         -----------  -----------  -----------
        Cash provided by operating
         activities.....................   3,186,000    3,587,000    3,320,000
                                         -----------  -----------  -----------
Cash flows from investing activities:
  Purchase of U.S. Treasury Bills.......  (1,442,000)  (1,465,000)       --
  Capital expenditures including
  acquisitions..........................  (2,531,000)  (1,532,000)  (1,322,000)
  Proceeds from sale of capital assets..       --           --           1,000
                                         -----------  -----------  -----------
        Cash used for investing
         activities.....................  (3,973,000)  (2,997,000)  (1,321,000)
                                         -----------  -----------  -----------
Cash flows from financing activities:
  Principal payments under management
   termination fee payable and notes
   payable..............................    (555,000)  (1,074,000)    (709,000)
  Purchase of treasury and common
   stock................................    (153,000)       --        (445,000)
                                         -----------  -----------  -----------
        Cash used for financing
         activities.....................    (708,000)  (1,074,000)  (1,154,000)
                                         -----------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents............................  (1,495,000)    (484,000)     845,000
Cash and cash equivalents:
  Beginning of year.....................   2,068,000    2,552,000    1,707,000
                                         -----------  -----------  -----------
  End of year........................... $   573,000  $ 2,068,000  $ 2,552,000
                                         ===========  ===========  ===========
Interest paid during year............... $   169,000  $   202,000  $   243,000
Income taxes paid during year........... $ 1,302,000  $ 1,525,000  $ 1,341,000

          See accompanying notes to consolidated financial statements.

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND OPERATIONS

 The Daily Journal Corporation (the "Company") is primarily a gatherer and distributor of information through its publications and specialized information services. California Newspaper Service Bureau, Inc., a wholly owned and consolidated subsidiary since it was acquired in 1990, was a newspaper representative specializing in public notice advertising. The Public Record Corporation, a wholly owned and consolidated subsidiary since it was acquired in January 1995, publishes The Code of Colorado Regulations and newspapers for the Colorado legal profession. Essentially all of the Company's operations are based in California, Arizona, Colorado and Washington. The Daily Journal Corporation was reincorporated in 1987 under the laws of South Carolina.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Daily Journal Corporation and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

 CASH EQUIVALENTS: The Company considers all highly liquid investments, including U.S. Treasury Bills with a maturity of three months or less when purchased, to be cash equivalents.

 In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115, effective for fiscal years beginning after December 1993, requires that debt and equity securities which are classified as "held for maturity" be recorded at amortized cost in the financial statements. The Company's investments in debt securities at September 30, 1995 consist of two U.S. Treasury Bills for which the Company has the intent and ability to hold to the maturity dates of February 15, 1996 and March 28, 1996. The Company adopted SFAS 115 in fiscal year 1994.

 FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash, investments in U.S. Treasury Bills, accounts receivable, accounts payable and short-term debt approximate fair value because of the short maturity of these financial instruments. The fair values of long term debt obligations are estimated based on rates currently available to the Company for debt with similar terms and remaining maturity.

 INVENTORIES: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current market value.

 INCOME TAXES: Deferred income taxes are provided when revenues and expenses are reported in different periods for financial statement and income tax purposes.

 In fiscal 1994 the Company adopted, effective October 1, 1993, Statement of Financial Accounting Standards (SFAS) NO. 109, "Accounting for Income Taxes." SFAS 109 requires the use of the liability method for computing deferred income taxes. Under the new standard, deferred tax liabilities are recognized for taxable temporary differences and deferred tax assets are recognized for deductible temporary differences. A valuation allowance reduces deferred tax assets if it is more likely than not that all, or some portion, will not be realized. The adoption of SFAS 109 did not materially affect the Company's financial condition or results of operations for the year ended September
30, 1994.

 PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried on the basis of cost. Depreciation of assets are provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives. Assets have been depreciated using an accelerated method for both financial statement and tax purposes.

 Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

 INTANGIBLE ASSETS: Intangible assets consist of goodwill and subscription lists acquired in 1988, 1990 and 1995. These assets are being amortized over ten years and five years, respectively.

 DEFERRED SUBSCRIPTION REVENUE: Proceeds from the sale of subscriptions for newspapers, court rule books or other publications are deferred as unexpired subscriptions and are included in revenue over the duration of the subscriptions.

 SUPPLEMENTAL EMPLOYEE COMPENSATION PLAN: In fiscal 1987 the Company implemented a Plan for Supplemental Employee Compensation that entitles an employee to participate in pre-tax earnings of the Company for the lesser of
(i) ten years or (ii) as long as that employee remains employed or is in retirement following employment to age 65. Non-negotiable certificates of employee participant interests entitled employees to receive 9.55% (amounting to about $363,000) of income before taxes and supplemental compensation expenses in fiscal 1995, 8.58% (amounting to about $345,000) in fiscal 1994 and 7.69% (amounting to about $200,000) in fiscal 1993. In addition, the employee holders of certificates are entitled to receive the same percentage of pre-tax earnings in each of the next nine years subsequent to the year of the grant of the certificate provided they remain employed or are in retirement following employment to age 65.

 TREASURY STOCK AND NET INCOME PER COMMON SHARE: As of September 30, 1995 and 1994 the Company owned 30,429 of the 599,409 units of a limited partnership that has no known liabilities and owns as its sole asset 599,409 shares of common stock of Daily Journal Corporation. This investment, at a total cost of $351,000, is considered treasury stock and is excluded from the calculation of weighted average shares. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,620,406 for 1995, 1,623,687 for 1994 and 1,651,887 for 1993.

3. INCOME TAXES

 The provision for income taxes consists of the following:

                                                  1995       1994       1993
                                               ---------- ---------- ----------
      Current:
       Federal................................ $  955,000 $1,011,000 $1,016,000
       State..................................    250,000    232,000    281,000
                                               ---------- ---------- ----------
                                                1,205,000  1,243,000  1,297,000
                                               ---------- ---------- ----------
      Deferred:
       Federal................................    155,000    211,000    (61,000)
       State..................................     40,000     46,000    (36,000)
                                               ---------- ---------- ----------
                                                  195,000    257,000    (97,000)
                                               ---------- ---------- ----------
                                               $1,400,000 $1,500,000 $1,200,000
                                               ========== ========== ==========

 The deferred income tax provision which results from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes, included (i) the reversal of amounts related to provisions for accrued liabilities not deductible for tax purposes until paid of $133,000, $164,000 and ($60,000), (ii) the amounts related to the book reserve for bad debts not deductible until the accounts receivable become worthless for tax purposes of $163,000, $0 and $9,000, partially offset by (iii) the amount of tax depreciation under book depreciation of $119,000, $60,000 and $122,000 in 1995, 1994 and 1993, respectively.

 At September 30, 1995, the Company had net operating loss carry-forwards of approximately $215,000 that were generated by California Newspaper Service Bureau, Inc. prior to its acquisition by the Company in April 1990 and are available in segments over the next nine years to reduce future provisions for income taxes.

 The difference between the statutory federal income tax rate and the Company's effective rate is summarized below:

                                                              1995  1994  1993
                                                              ----  ----  ----
        Statutory federal income tax rate.................... 34.0% 34.0% 34.0%
        State franchise taxes (net of federal tax benefit)...  5.5   4.8   6.7
        Other, net, including amortization of goodwill.......  1.2   2.0   9.1
                                                              ----  ----  ----
        Effective tax rate................................... 40.7% 40.8% 49.8%
                                                              ====  ====  ====

 The Company's deferred income tax assets were comprised of the following at September 30, 1995 and 1994, respectively:

                                                            1995       1994
                                                         ---------- ----------
      Deferred tax assets attributable to:
        Accrued liabilities, including vacation pay
         accrual and litigation reserves not yet
         deductible..................................... $  650,000 $  808,000
        Bad debt reserves not yet deductible............    260,000    433,000
        Depreciation....................................    140,000        --
        Other, net......................................    123,000    117,000
                                                         ---------- ----------
                                                         $1,173,000 $1,358,000
                                                         ========== ==========

4. MANAGEMENT AGREEMENT, TERMINATION

 During 1986 the management agreement with the former management company was terminated due to the death of the president of the management company, who had also served as the Company's president and director. The management agreement provided for a termination fee of $500,000 payable by the Company over a 10-year period commencing upon termination of the agreement by either party for any reason. The management termination fee payable at September 30, 1995 of $35,000 is included in accrued liabilities.

5. ACQUISITIONS AND NOTES PAYABLE

 During fiscal 1993, the Company purchased certain assets of a small newspaper in the Palm Springs area for $10,000. During fiscal 1994, the Company acquired certain assets of the Nevada Journal for $13,000. During fiscal 1995, the Company acquired for cash The Public Record Corporation for about $463,000 and the assets of a small newspaper including land and building in Phoenix, Arizona for about $928,000. in connection with the acquisitions, the Company assumed the liability for the unexpired subscriptions and entered into employment, non-compete and consulting agreements with some of the former owners. These acquisitions were accounted for as purchases. Proforma results of operations have not been presented as the effects of these acquisitions were not material to the Company's operating results.

 Notes payable consist of the following:

                                                            SEPTEMBER 30
                                                        ----------------------
                                                           1995        1994
                                                        ----------  ----------
      Term bank loan at prime rate plus 1% (9.75% at
       September 30, 1995), payable in equal monthly
       installments through January 1998, secured by
       all assets except real estate including net
       accounts receivable of over $6 million.......... $1,261,000  $1,796,000
      Less current portion.............................   (536,000)   (532,000)
                                                        ----------  ----------
                                                        $  725,000  $1,264,000
                                                        ==========  ==========

 Aggregate annual maturities of notes payable are as follows: 1996--$536,000; 1997--$536,000; 1998--$189,000. Interest expense for the fiscal years 1995,
1994 and 1993 was $166,000, $199,000 and $240,000, respectively.

6. COMMITMENTS AND CONTINGENCIES

 The Company owns office and printing facilities in Los Angeles, office and storage facilities in Sacramento and Phoenix and leases space for its other offices under operating leases which expire at various dates through 1998. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to leased property.

 Future minimum rental payments required under the above operating leases at September 30, 1995 are as follows:

      YEAR ENDING
      SEPTEMBER 30   COMMITMENT
      ------------   ----------
          1996         384,000
          1997         229,000
          1998           4,000
                      --------
                      $617,000
                      ========

 Rental expense for the fiscal year 1995, 1994 and 1993 was $445,000, $435,000 and $392,000, respectively.

 Management has received information furnished by legal counsel on the current stage of all outstanding legal proceedings and the development of these matters to date. Based upon its review, it is the opinion of management that adequate provision has been made for all reasonably estimable costs and that the ultimate liability, if any, should not materially affect the consolidated financial statements.

7. RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

                                              FIRST  SECOND   THIRD  FOURTH
                                             QUARTER QUARTER QUARTER QUARTER
                                             ------- ------- ------- -------
                                               (IN THOUSANDS EXCEPT PER SHARE
                                                          AMOUNTS)
     1995
      Revenues.............................. $8,126  $8,536  $9,213  $8,703
      Costs and expenses....................  7,062   7,691   8,203   8,181
      Income before taxes...................  1,064     845   1,010     522
      Net income............................    639     505     575     322
      Net income per share..................    .39     .31     .36     .20
     1994
      Revenues.............................. $7,976  $8,289  $8,627  $8,442
      Costs and expenses....................  7,292   7,312   7,497   7,557
      Income before taxes...................    684     977   1,130     885
      Net income............................    384     577     655     560
      Net income per share..................    .23     .35     .40     .36

                           DAILY JOURNAL CORPORATION

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                                ADDITIONS   ACCOUNTS
                                     BALANCE AT CHARGED TO  CHARGED     BALANCE
                                     BEGINNING  COSTS AND   OFF LESS     AT END
DESCRIPTION                          OF PERIOD   EXPENSES  RECOVERIES  OF PERIOD
-----------                          ---------- ---------- ----------  ----------
1995
  Allowance for doubtful accounts... $1,000,000  $294,000  $(694,000)  $  600,000
                                     ==========  ========  =========   ==========
1994
  Allowance for doubtful accounts... $1,000,000  $308,000  $(308,000)  $1,000,000
                                     ==========  ========  =========   ==========
1993
  Allowance for doubtful accounts... $  900,000  $463,000  $(363,000)  $1,000,000
                                     ==========  ========  =========   ==========

                           DAILY JOURNAL CORPORATION

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                   CHARGED TO COSTS AND EXPENSES
                                                   -----------------------------
DESCRIPTION                                          1995      1994      1993
-----------                                        --------- --------- ---------
Maintenance and repairs...........................  $320,000  $322,000  $320,000
Amortization of intangibles.......................  $166,000  $333,000  $259,000