Form 10-Q
period 1995-12-31
DAILY JOURNAL CORP
filed 1996-02-14
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

 (Mark One)


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 1995

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


 355 South Grand Ave., 34th floor
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

 Class                                         Outstanding at January 31, 1996
 Common Stock, par value $ .01 per share                      1,646,306 shares

                           DAILY JOURNAL CORPORATION


                                     INDEX


                                                                     Page Nos.

 PART I  Financial Information

         Item 1.   Financial statements

               Consolidated Balance Sheet -
                 December 31, 1995 and September 30, 1995                 3

               Consolidated Statement of Income -
                 Three months ended December 31, 1995 and 1994            4

               Consolidated Statement of Cash Flows -
                 Three months ended December 31, 1995 and 1994            5

               Notes to Consolidated Financial Statements                 6

         Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations            7-8

 PART II  Other Information

         Item 6.   Exhibits and Reports on Form 8-K                       9

                                    PART I
                         Item 1. Financial Statements
            DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                    December 31  September 30
                                                       1995          1995
 ASSETS
 Current assets:
   Cash and cash equivalents                        $   699,000  $   573,000
   U.S. Treasury Bills, at cost plus
     discount earned                                  3,464,000    2,934,000
   Accounts receivable, less allowance for
     doubtful accounts of $600,000                    5,681,000    6,531,000
   Inventories                                          204,000      117,000
   Prepaid expenses and other assets                    270,000      378,000
   Deferred income taxes                                890,000      951,000
                   Total current assets              11,208,000   11,484,000

 Property, plant and equipment, at cost:
   Land, buildings and improvements                   6,960,000    6,951,000
   Furniture and office equipment                     5,090,000    4,884,000
   Machinery and equipment                            1,567,000    1,548,000
                                                     13,617,000   13,383,000
   Less accumulated depreciation                     (5,726,000)  (5,461,000)
                                                      7,891,000    7,922,000
 Deferred tax benefits                                  247,000      222,000
 Intangible assets, at cost, less accumulated
   amortization of $325,000 and $263,000              1,062,000    1,124,000
                                                    $20,408,000  $20,752,000

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                 $ 2,016,000  $ 2,490,000
   Accrued liabilities                                2,102,000    2,826,000
   Notes payable                                        536,000      536,000
   Income taxes payable                                 207,000         -
   Deferred subscription revenue                      5,987,000    5,798,000
                Total current liabilities            10,848,000   11,650,000
 Notes payable                                          591,000      725,000

 Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized and no shares issued              -             -
   Common stock, $.01 par value, 5,000,000
     shares authorized,
     1,646,306 shares, outstanding                       16,000       16,000
   Other paid-in capital                              2,093,000    2,093,000
   Retained earnings                                  7,211,000    6,619,000
   Less 30,429 treasury shares at cost                 (351,000)    (351,000)

                 Total shareholders' equity           8,969,000    8,377,000
                                                    $20,408,000  $20,752,000

         See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)



                                                          Three months
                                                        ended December 31

                                                      1995            1994

 Revenues:
  Advertising                                   $ 4,817,000       $ 4,677,000
  Circulation                                     2,730,000         2,563,000
  Advertising service fees and other                815,000           886,000
                                                  8,362,000         8,126,000

 Costs and expenses:
  Salaries and employee benefits                  3,497,000         3,390,000
  Newsprint and printing expenses                 1,037,000           824,000
  Commissions and other outside services          1,078,000         1,004,000
  Postage and delivery expenses                     615,000           519,000
  Depreciation and amortization                     327,000           440,000
  Other, including interest expense                 886,000           885,000
                                                  7,440,000         7,062,000

 Income before taxes                                922,000         1,064,000
 Provision for income taxes                         330,000           425,000
 Net income                                     $   592,000       $   639,000

 Weighted average number of common
   shares outstanding                             1,615,877         1,623,638
 Net income per share                           $       .37       $       .39





         See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                       Three months ended
                                                           December 31

                                                      1995            1994
 Cash flows from operating activities:
    Net income                                   $   592,000     $   639,000
    Adjustments to reconcile net income
       to net cash provided by operations:
      Depreciation and amortization                  327,000         440,000
      Deferred income taxes                           36,000         (24,000)
      Discount earned on U.S. Treasury Bills         (43,000)        (12,000)
      Changes in assets and liabilities:
        (Increase) decrease in current assets
          Accounts receivable, net                   850,000         259,000
          Inventories                                (87,000)         (9,000)
          Prepaid expenses and other assets          108,000)        (53,000)
        Increase (decrease) in current liabilities
          Accounts payable                          (474,000)       (870,000)
          Accrued liabilities                       (724,000)       (504,000)
          Income taxes payable                       207,000         448,000)
          Deferred subscription revenue              189,000         (64,000)
            Cash provided by operating activities    981,000         250,000

 Cash flows from investing activities:
    Net investments in U.S. Treasury Bills          (487,000)           -
    Capital expenditures                            (234,000)       (137,000)
            Cash used for investing activities      (721,000)       (137,000)

 Cash flows from financing activities:
    Principal payments of notes payable             (134,000)       (143,000)
            Cash used for financing activities      (134,000)       (143,000)

 Increase (decrease) in cash and cash equivalents    126,000         (30,000)

 Cash and cash equivalents:
    Beginning of period                              573,000       2,068,000
    End of period                              $     699,000    $  2,038,000


 Interest paid during period                   $      35,000    $     44,000


         See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 Note 1 - The Corporation and Operations:

      The Company publishes newspapers in California, Washington, Arizona, Colorado and Nevada and the California Lawyer magazine and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising.

 Note 2 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of December 31, 1995 and September 30, 1995, the results of operations for the three-month period ended December 31, 1995 and 1994 and its cash flows for the three months ended December 31, 1995 and 1994.

      The results of operations for the three months ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

      The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

                           DAILY JOURNAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

 Results of Operations

      Revenues were $8,362,000 and $8,126,000 for the three months ended December 31, 1995 and 1994, respectively. This increase of 3% is primarily attributable to the recent acquisitions which accounted for revenues of $360,000 and to subscription rate increases partially offset by decreases in classified and display advertising lineage. Public notice advertising lineage increased.

      During the three months ended December 31, 1995, display and classified advertising revenues were down by $216,000 while public notice advertising revenues increased by $356,000 primarily resulting from recent acquisitions and increased trustee sale notices. The Company's smaller newspapers, excluding the Los Angeles and San Francisco Daily Journals ("The Journals"), accounted for about 82% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 36% of the Company's total revenues. Circulation revenues increased $167,000 including $152,000 from the recent acquisitions. The Daily Journals accounted for about 63% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 23% of the total circulation revenues, with the other newspapers and services accounting for the balance.

      Costs and expenses increased by 6% to $7,440,000 from $7,062,000 including $419,000 from recent acquisitions. Personnel costs increased by $107,000 of which $153,000 resulted from recent acquisitions. Newsprint and printing expenses increased by $213,000 primarily because of the higher cost of newsprint. Postage expenses increased primarily because of increased postal rates. Depreciation and amortization expenses decreased by $113,000, mainly due to more assets becoming fully depreciated and partial offset by the amortization of costs of recent acquisitions.

      Pretax income for the three months ended December 31, 1995 decreased $142,000 (14%) to $922,000 from $1,064,000 in the comparable period in fiscal 1995. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 64% of the Company's pretax income. Net income was $592,000 compared to $639,000 in the comparable prior year period. Net income per share decreased to $.37 from $.39.

 Liquidity and Capital Resources

      During the three months ended December 31, 1995, the Company's cash and cash equivalent position increased by $126,000, and the investments in U. S. Treasury Bills increased by $530,000. In addition, cash and cash equivalents were used to reduce notes payable by $134,000 and for the net purchase of capital assets of $234,000. The cash provided by operating activities of $981,000 included a net increase in prepayments for subscriptions of $189,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscription. As of December 31, 1995, the Company had working capital of $6,347,000 before deducting the liability for deferred subscription revenues of $5,987,000 which will be earned within one year. The cash and short-term investments in U. S. Treasury Bills, aggregating about $4.2 million at December 31, 1995, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company. In recent months, in general, newsprint prices have been rising and postal costs have increased due to higher postal rates. These developments are likely to continue to increase total expenses.

      The Company completed in 1990 a new Los Angeles office and printing facility. This has been financed by a term loan which has a balance payable of $1,127,000 at December 31, 1995. It bears interest at the prime rate plus one percentage point and is repayable in equal monthly installments of $45,000 through January 1998. The term loan is secured by all assets of the Company except real estate. The assets pledged include net accounts receivable of approximately $5.7 million. The term loan limits dividends and the amount the Company can pay to repurchase stock, but the loan may be repaid at any time without penalty.

                           DAILY JOURNAL CORPORATION

                          PART II - OTHER INFORMATION



 Item 6. Exhibits and Reports on Form 8-K:

      (A)  Exhibits - none

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

 DATE:  February 12, 1996