Form 10-Q
period 1996-03-31
DAILY JOURNAL CORP
filed 1996-05-03
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes: [X]      No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                              Outstanding at April 30, 1996
Common Stock, par value $ .01 per share                  1,646,306 shares

                           DAILY JOURNAL CORPORATION


                                     INDEX

                                                                     Page Nos.

PART I   Financial Information

      Item 1.  Financial statements

          Consolidated Balance Sheet -
             March 31, 1996 and September 30, 1995                        3

          Consolidated Statement of Income -
             Three months ended March 31, 1996 and 1995                   4

          Consolidated Statement of Income -                              5
             Six months ended March 31, 1996 and 1995

          Consolidated Statement of Cash Flows -
             Three months ended March 31, 1996 and 1995                   6

          Notes to Consolidated Financial Statements                      7

      Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8-9

PART II  Other Information

      Item 4.  Submission of Matters to a Vote of
               Security Holders                                           10

      Item 6.  Exhibits and Reports on Form 8-K                           10

                                    PART I
                         Item 1. Financial Statements
            DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                                     March 31  September 30
                                                       1996        1995
ASSETS
Current assets:
   Cash and cash equivalents                        $ 274,000     $ 573,000
   U.S. Treasury Bills, at cost plus
     discount earned                                3,930,000     2,934,000
   Accounts receivable, less allowance
     for doubtful accounts of $600,000              6,230,000     6,531,000
   Inventories                                        179,000       117,000
   Prepaid expenses and other assets                  260,000       378,000
   Deferred income taxes                              831,000       951,000
                  Total current assets             11,704,000    11,484,000
Property, plant and equipment, at cost:
   Land, buildings and improvements                 6,955,000     6,951,000
   Furniture and office equipment                   5,010,000     4,884,000
   Machinery and equipment                          1,477,000     1,548,000
                                                   13,442,000    13,383,000
   Less accumulated depreciation                  (5,709,000)   (5,461,000)
                                                    7,733,000     7,922,000
Deferred tax benefits                                 291,000       222,000
Intangible assets, at cost, less accumulated
   amortization of $388,000 and $263,000              999,000     1,124,000
                                                  $20,727,000   $20,752,000


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $ 1,714,000   $ 2,490,000
   Accrued liabilities                              2,243,000     2,826,000
   Notes payable                                      536,000       536,000
   Income taxes payable                               108,000           -
   Deferred subscription revenue                    6,133,000     5,798,000
                  Total current liabilities        10,734,000    11,650,000
Notes payable                                         457,000       725,000

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000
    shares authorized and no shares issued                -            -
   Common stock, $.01 par value, 5,000,000
    shares authorized, 1,646,306 shares,
    outstanding                                        16,000        16,000
   Other paid-in capital                            2,093,000     2,093,000
   Retained earnings                                7,778,000     6,619,000
   Less 30,429 treasury shares at cost              (351,000)     (351,000)
                  Total shareholders' equity        9,536,000     8,377,000
                                                  $20,727,000   $20,752,000



         See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                           Three months
                                                          ended March 31

                                                         1996          1995

Revenues:
   Advertising                                    $ 5,247,000   $ 4,974,000
   Circulation                                      2,598,000     2,694,000
   Advertising service fees and other                 863,000       868,000
                                                    8,708,000     8,536,000

Costs and expenses:
   Salaries and employee benefits                   3,586,000     3,530,000
   Newsprint and printing expenses                    952,000       969,000
   Commissions and other outside services           1,180,000     1,115,000
   Postage and delivery expenses                      559,000       652,000
   Depreciation and amortization                      390,000       507,000
   Other, including interest expense                1,029,000       918,000
                                                    7,696,000     7,691,000

Income before taxes                                 1,012,000       845,000
Provision for income taxes                            445,000       340,000
Net income                                          $ 567,000     $ 505,000


Weighted average number of common
  shares outstanding                                1,615,877     1,622,746
Net income per share                                $     .35     $     .31



         See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)



                                                              Six months
                                                           ended March 31

                                                         1996          1995

Revenues:
   Advertising                                    $10,064,000   $ 9,651,000
   Circulation                                      5,328,000     5,257,000
   Advertising service fees and other               1,678,000     1,754,000
                                                   17,070,000    16,662,000

Costs and expenses:
   Salaries and employee benefits                   7,083,000     6,920,000
   Newsprint and printing expenses                  1,989,000     1,793,000
   Commissions and other outside services           2,258,000     2,119,000
   Postage and delivery expenses                    1,174,000     1,171,000
   Depreciation and amortization                      717,000       947,000
   Other, including interest expense                1,915,000     1,803,000
                                                   15,136,000    14,753,000

Income before taxes                                 1,934,000     1,909,000
Provision for income taxes                            775,000       765,000
Net income                                        $ 1,159,000   $ 1,144,000


Weighted average number of common
  shares outstanding                                1,615,877     1,623,194
Net income per share                               $      .72   $       .70



         See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                              Six months
                                                            ended March 31

                                                         1996          1995
Cash flows from operating activities:
   Net income                                     $ 1,159,000   $ 1,144,000
   Adjustments to reconcile net income
    to net cash provided by operations:
     Depreciation and amortization                    717,000       947,000
     Deferred income taxes                             51,000     (207,000)
     Discount earned on U.S. Treasury Bills          (25,000)      (10,000)
     Gains on sales of capital assets                   -           (2,000)
     Changes in assets and liabilities:
      (Increase) decrease in current assets
       Accounts receivable, net                       301,000       122,000
       Inventories                                   (62,000)        64,000
       Prepaid expenses and other assets              118,000      (69,000)
      Increase (decrease) in current liabilities
       Accounts payable                             (776,000)   (1,051,000)
       Accrued liabilities                          (583,000)     (512,000)
       Income taxes payable                           108,000          -
       Deferred subscription revenue                  335,000       263,000
            Cash provided by operating activities   1,343,000       689,000

Cash flows from investing activities:
   Net investments in U. S. Treasury Bills          (971,000)     (463,000)
   Capital expenditures including acquisitions      (403,000)   (1,905,000)
            Cash used for investing activities    (1,374,000)   (2,368,000)

Cash flows from financing activities:
   Principal payments under management
    termination fee payable and notes payable       (268,000)     (285,000)
   Purchase of common stock                             -          (48,000)
            Cash used for financing activities      (268,000)     (333,000)

Increase (decrease) in cash and cash equivalents    (299,000)   (2,012,000)

Cash and cash equivalents:
   Beginning of year                                  573,000     2,068,000
   End of period                                  $   274,000   $    56,000



Interest paid during period                       $    65,000   $    87,000
Income taxes paid during period                   $   529,000   $   972,000



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

Note 2 - Basis of Presentation

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1996 and September 30, 1995, the results of operations for the three- and six-month periods ended March 31, 1996 and 1995 and its cash flows for the six months ended March 31, 1996 and 1995.

   The results of operations for the six months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

                           DAILY JOURNAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

   Revenues were $17,070,000 and $16,662,000 for the six months ended
March 31, 1996 and 1995, respectively. This increase of 2% is primarily attributable to the recent acquisitions which accounted for additional revenues of $729,000 and to subscription rate increases partially offset by decreases in classified and display advertising lineage. Public notice advertising lineage increased.

   During the six months ended March 31, 1996, display and classified advertising revenues were down by $380,000 while public notice advertising revenues increased by $793,000 primarily resulting from recent acquisitions and increased trustee sale notices. The Company's smaller newspapers, excluding the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 82% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 33% of the Company's total revenues. Circulation revenues increased an aggregate of $71,000 of which $183,000 resulted from the recent acquisitions. The Daily Journals accounted for about 61% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 23% of the total circulation revenues, with the other newspapers and services accounting for the balance.

   Costs and expenses increased by 3% from $14,753,000 to $15,136,000 including $837,000 from recent acquisitions. Personnel costs increased an aggregate of $163,000 of which $341,000 resulted from recent acquisitions. Newsprint and printing expenses increased by $196,000 primarily because of the higher cost of newsprint. Depreciation and amortization expenses decreased by $230,000, mainly due to more assets becoming fully depreciated and partial offset by the amortization of costs of recent acquisitions.

   Pretax income for the six months ended March 31, 1996 increased $25,000 (1%) to $1,934,000 from $1,909,000 in the comparable period in fiscal 1995. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 57% of the Company's pretax income. Net income was $1,159,000 compared to $1,144,000 in the comparable prior year period. Net income per share increased to $.72 from $.70.

Liquidity and Capital Resources

   During the six months ended March 31, 1996, the Company's cash and cash equivalent position decreased by $299,000, and the investments in U. S. Treasury Bills increased by $996,000. In addition, cash and cash equivalents were used to reduce notes payable by $268,000 and for the net purchase of capital assets of $403,000. The cash provided by operating activities of $1,343,000 included a net increase in prepayments for subscriptions of $335,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscription. As of March 31, 1996, the Company had working capital of $7,103,000 before deducting the liability for deferred subscription revenues of $6,133,000 which will be earned within one year. The cash and short-term investments in U. S. Treasury Bills, aggregating about $4.2 million at March 31, 1996, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company. In April 1996 the Company purchased land near the Los Angeles facility for $700,000, and after improvements, this will be used, at least in the near term, for additional parking.

   The Company completed in 1990 a new Los Angeles office and printing facility. This has been financed by a term loan which has a balance payable of $993,000 at March 31, 1996. It bears interest at the prime rate plus one percentage point and is repayable in equal monthly installments of $45,000 through January 1998. The term loan is secured by all assets of the Company except real estate. The assets pledged include net accounts receivable of approximately $6.2 million. The term loan limits dividends and the amount the Company can pay to repurchase stock, but the loan may be repaid at any time without penalty.

                           DAILY JOURNAL CORPORATION

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

   The Company's annual meeting was held on February 8, 1996. The matters submitted to a vote of security holders were the election of directors and the ratification of the appointment of Price Waterhouse LLP as independent accountants for the Company for the current fiscal year.

   Each of the nominees to the Board of directors was elected. The following votes were received as to the election of the board of directors:

                                                 Votes

                                               Withheld    Broker
Nominee's Name                        For      Authority  Non-Votes

Charles T. Munger                  1,017,833     2,576        0
J. P. Guerin                       1,017,754     2,661        0
Gerald L. Salzman                  1,017,848     2,561        0
Donald W. Killian, Jr.             1,017,578     2,831        0
George C. Good                     1,017,503     2,906        0

      Price Waterhouse was ratified as the Company's independent accountants with 1,017,854 votes in favor, 391 votes against, 2,164 abstentions and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K:

      (A)   Exhibits - none

            27 Financial Data Schedule

      (B)   Reports on Form 8-K - None


                                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DAILY JOURNAL CORPORATION
                                          (Registrant)



                                          Gerald L. Salzman
                                          Chief Financial Officer

DATE:  May 2, 1996