Form 10-Q
period 1996-06-30
DAILY JOURNAL CORP
filed 1996-08-09
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Class                                Outstanding at July 31, 1996
Common Stock, par value $.01 per share         1,639,906 shares

                            (1 of 10)

                    DAILY JOURNAL CORPORATION


                              INDEX


                                                    Page Nos.

PART I   Financial Information

       Item 1.  Financial statements

           Consolidated Balance Sheet -
             June 30, 1996 and September 30, 1995       3

           Consolidated Statement of Income -
             Three months ended June 30, 1996 and 1995  4

           Consolidated Statement of Income -
             Nine months ended June 30, 1996 and 1995   5

           Consolidated Statement of Cash Flows -
             Nine months ended June 30, 1996 and 1995   6

           Notes to Consolidated Financial Statements   7

       Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations8-9

PART IIOther Information

       Item 6.  Exhibits and Reports on Form 8-K       10

                            (2 of 10)

                             PART I
                  Item 1. Financial Statements
     DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                           (Unaudited)


                                            June 30 September 30
                                              1996      1995

ASSETS
Current assets:
  Cash and cash equivalents            $   380,000   $   573,000
  U.S. Treasury Bills, at cost plus
    discount earned                      3,964,000     2,934,000
  Accounts receivable, less allowance for
    doubtful accounts of $600,000        6,548,000     6,531,000
  Inventories                              167,000       117,000
  Prepaid expenses and other assets        295,000       378,000
  Deferred income taxes                    759,000       951,000
               Total current assets     12,113,000    11,484,000
Property, plant and equipment, at cost:
  Land, buildings and improvements       7,658,000     6,951,000
  Furniture and office equipment         5,238,000     4,884,000
  Machinery and equipment                1,477,000     1,548,000
                                        14,373,000    13,383,000
  Less accumulated depreciation         (5,999,000)   (5,461,000)
                                         8,374,000     7,922,000
Deferred tax benefits                      335,000       222,000
Intangible assets, at cost, less
  accumulated amortization of $451,000
  and $263,000                             936,000     1,124,000
                                       $21,758,000   $20,752,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $ 2,203,000    $2,490,000
  Accrued liabilities                    2,453,000     2,826,000
  Notes payable                            536,000       536,000
  Income taxes payable                      73,000          -
  Deferred subscription revenue          6,352,000     5,798,000
           Total current liabilities    11,617,000    11,650,000
Notes payable                                 -          725,000

Shareholders' equity:
  Preferred stock, $.01 par value,
    5,000,000 shares authorized and
    no shares issued                          -             -
  Common stock, $.01 par value,
    5,000,000 shares authorized,
    1,639,906 shares, outstanding           16,000        16,000
  Other paid-in capital                  2,085,000     2,093,000
  Retained earnings                      8,391,000     6,619,000
  Less 30,429 treasury shares at cost     (351,000)     (351,000)
          Total shareholders' equity    10,141,000     8,377,000
                                       $21,758,000   $20,752,000


  See accompanying notes to consolidated financial statements.

                            (3 of 10)

                    DAILY JOURNAL CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)


                                                Three months
                                                ended June 30

                                              1996        1995

Revenues:
  Advertising                           $ 5,836,000   $ 5,547,000
  Circulation                             2,811,000     2,731,000
  Advertising service fees and other        979,000       935,000
                                          9,626,000     9,213,000

Costs and expenses:
  Salaries and employee benefits          3,534,000     3,589,000
  Newsprint and printing expenses           995,000       995,000
  Commissions and other outside services  1,381,000     1,317,000
  Postage and delivery expenses             588,000       644,000
  Depreciation and amortization             353,000       518,000
  Other, including interest expense       1,485,000     1,140,000
                                          8,336,000     8,203,000

Income before taxes                       1,290,000     1,010,000
Provision for income taxes                  525,000       435,000
Net income                             $    765,000  $    575,000


Weighted average number of common
  shares outstanding                      1,615,823     1,619,435
Net income per share                   $        .47   $       .36


  See accompanying notes to consolidated financial statements.

                            (4 of 10)

                    DAILY JOURNAL CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)


                                                 Nine months
                                                ended June 30

                                              1996        1995

Revenues:
  Advertising                           $15,900,000   $15,198,000
  Circulation                             8,139,000     7,988,000
  Advertising service fees and other      2,657,000     2,689,000
                                         26,696,000    25,875,000

Costs and expenses:
  Salaries and employee benefits         10,617,000    10,509,000
  Newsprint and printing expenses         2,984,000     2,788,000
  Commissions and other outside services  3,639,000     3,436,000
  Postage and delivery expenses           1,762,000     1,815,000
  Depreciation and amortization           1,070,000     1,465,000
  Other, including interest expense       3,400,000     2,943,000
                                         23,472,000    22,956,000

Income before taxes                       3,224,000     2,919,000
Provision for income taxes                1,300,000     1,200,000
Net income                             $  1,924,000  $  1,719,000


Weighted average number of common
  shares outstanding                     1,615,859      1,621,937
Net income per share                   $      1.19   $      1.06


  See accompanying notes to consolidated financial statements.

                            (5 of 10)

                    DAILY JOURNAL CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)


                                                 Nine months
                                                ended June 30

                                              1996        1995

Cash flows from operating activities:
  Net income                               $ 1,924,000   $ 1,719,000
  Adjustments to reconcile net income
    to net cash provided by operations:
      Depreciation and amortization          1,070,000     1,465,000
      Deferred income taxes                     79,000       133,000
      Discount earned on U.S.
        Treasury Bills                         (59,000)      (40,000)
      Gains on sales of capital assets          -            (2,000)
      Changes in assets and liabilities:
        (Increase) decrease in current assets
          Accounts receivable, net             (17,000)     (664,000)
          Inventories                          (50,000)      (31,000)
          Prepaid expenses and other assets     83,000       (38,000)
        Increase (decrease) in current liabilities
          Accounts payable                    (287,000)     (558,000)
          Accrued liabilities                 (373,000)     (405,000)
          Income taxes payable                  73,000        95,000
          Deferred subscription revenue        554,000        68,000
            Cash provided by operating
              activities                     2,997,000     1,742,000

Cash flows from investing activities:
  Net investments in U. S. Treasury Bills (971,000) (463,000) Capital expenditures including
    acquisitions                            (1,334,000)   (2,212,000)
          Cash used for investing
            activities                      (2,305,000)   (2,675,000)

Cash flows from financing activities:
  Principal payments of notes payable         (725,000)     (422,000)
  Purchase of common stock                    (160,000)     (152,000)
          Cash used for financing activities  (885,000)     (574,000)

Increase (decrease) in cash and cash
  equivalents                                 (193,000)   (1,507,000)

Cash and cash equivalents:
  Beginning of year                            573,000     2,068,000
  End of period                            $   380,000  $    561,000

Interest paid during period               $     92,000  $    130,000
Income taxes paid during period           $  1,061,000  $    972,000


  See accompanying notes to consolidated financial statements.

                            (6 of 10)

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

Note 2 - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1996 and September 30, 1995, the results of operations for the three- and nine-month periods ended June 30, 1996 and 1995 and its cash flows for the nine months ended June 30, 1996 and 1995.

     The results of operations for the three and nine months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

                            (7 of 10)

                    DAILY JOURNAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Results of Operations

     Revenues were $26,696,000 and $25,875,000 for the nine months ended June 30, 1996 and 1995, respectively. This increase of 3% is primarily attributable to the recent acquisitions which accounted for additional revenues of $588,000 and to subscription rate increases partially offset by decreases in classified and display advertising lineage. Public notice advertising lineage increased.

     During the nine months ended June 30, 1996, display and classified advertising revenues were down by $359,000 while public notice advertising revenues increased by $1,061,000 primarily resulting from recent acquisitions and increased trustee sale notices. The Company's smaller newspapers, excluding the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 83% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 37% of the Company's total revenues. Circulation revenues increased an aggregate of $151,000 of which $180,000 resulted from the recent acquisitions. The Daily Journals accounted for about 62% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 23% of the total circulation revenues, with the other newspapers and services accounting for the balance.

     Costs and expenses increased by 2% from $22,956,000 to $23,472,000 including $644,000 from recent acquisitions. Personnel costs increased an aggregate of $108,000 of which $293,000 resulted from recent acquisitions. Newsprint and printing expenses increased by $196,000 primarily because of the higher cost of newsprint. Commissions and other outside services increased by $203,000 primarily because of commissions paid on additional agency sales. Depreciation and amortization expenses decreased by $395,000, mainly due to more assets becoming fully depreciated and partial offset by the amortization of costs of recent acquisitions. The increase in other expenses of $457,000 primarily includes additional legal and bad debt expenses.

     Pretax income for the nine months ended June 30, 1996 increased $305,000 (10%) to $3,224,000 from $2,919,000 in the comparable period in fiscal 1995. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 63% of the Company's pretax income. Net income was $1,924,000 compared to $1,719,000 in the comparable prior year period. Net income per share increased to $1.19 from $1.06.

Liquidity and Capital Resources

     During the nine months ended June 30, 1996, the Company's cash and cash equivalent position decreased by $193,000, and the investments in U. S. Treasury Bills increased by $1,030,000. In addition, cash and cash equivalents were used to reduce notes payable by $725,000, for the net purchase of capital assets of $1,334,000, including land of $705,000 and to purchase common stock for an aggregate amount of $160,000. The cash provided by operating activities of $2,997,000 included a net increase in prepayments for subscriptions of $554,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscription. As of June 30, 1996, the Company had working capital of $6,848,000 before deducting the liability for deferred subscription revenues of $6,352,000 which will be earned within one year. The cash and short-term investments in U. S. Treasury Bills, aggregating about $4.3 million at June 30, 1996, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company. In April 1996 the Company purchased land near the Los Angeles facility for $705,000, and after improvements, this will be used, at least in the near term, for additional parking. The Company completed in 1990 a new Los Angeles office and

                            (8 of 10)
printing facility. This had been financed by a term loan which had a balance payable of $536,000 at June 30, 1996, and this balance was paid off in July 1996.

                            (9 of 10)

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

DATE:  August 9, 1996

                           (10 of 10)