Form 10-K405
period 1996-09-30
DAILY JOURNAL CORP
filed 1996-12-16
CIK 783412

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

for the fiscal year ended September 30, 1996

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

 As of December 6, 1996 the approximate aggregate market value of Daily Journal Corporation's voting stock held by nonaffiliates was $20,800,000.

 As of December 6, 1996 there were outstanding 1,627,870 shares of Common Stock of Daily Journal Corporation.

                               ----------------

 Documents incorporated by reference: Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during February 1997 are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Disclosure Regarding Forward-Looking Statements

  This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-K, including without limitation those contained in Items 1 and 7, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements themselves.

                                    PART I

Item 1. Business

 The Daily Journal Corporation (the "Company") is primarily a gatherer and distributor of information through its publications and specialized information services. The Company also serves as a newspaper representative specializing in public notice advertising. The Public Record Corporation, a wholly owned and consolidated subsidiary since it was acquired in January 1995, publishes The Code of Colorado Regulations and newspapers for the Colorado legal profession. Essentially all of the Company's operations are based in California, Arizona, Colorado and Washington. The Daily Journal Corporation was reincorporated in 1987 under the laws of South Carolina.

Products

 Newspapers. The Company publishes 17 newspapers of general circulation. Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus with regard to its news coverage, thereby attracting readers interested in obtaining information about that area through a newspaper format. The newspapers are based in the following cities:

      Newspaper                            Base of Publication
      ---------                            -------------------
      The Los Angeles Daily Journal        Los Angeles, California
      Daily Commerce                       Los Angeles, California
      California Real Estate Journal       Los Angeles, California
      Nevada Journal                       Los Angeles, California
      The San Francisco Daily Journal      San Francisco, California
      The Daily Recorder                   Sacramento, California
      The Inter-City Express               Oakland, California
      Marin County Court Reporter          San Rafael, California
      Orange County Reporter               Santa Ana, California
      San Jose Post-Record                 San Jose, California
      Sonoma County Daily Herald-Recorder  Santa Rosa, California
      San Diego Commerce                   San Diego, California
      Business Journal                     Riverside, California
      Washington Journal                   Seattle, Washington
      Colorado Journal                     Denver, Colorado
      Arizona Journal                      Phoenix, Arizona
      The Record Reporter                  Phoenix, Arizona

 The Daily Journals. The Los Angeles Daily Journal and the San Francisco Daily Journal are each published every weekday except certain holidays and were established in 1888 and 1893, respectively. In addition to covering state and local news of general interest, these newspapers focus particular coverage on law and its impact on society. (The Los Angeles Daily Journal and the San Francisco Daily Journal are referred to collectively herein as "The Daily Journals".) Generally The Daily Journals seek to be of special utility to lawyers and judges and to gain wide multiple readership of newspapers sent to law firm subscribers.

 The Los Angeles Daily Journal and the San Francisco Daily Journal are geared toward their respective regions, but contain much material and render much service in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 1996, the Los Angeles Daily Journal had approximately 13,800 paid subscribers and the San Francisco Daily Journal had approximately 6,600 paid subscribers as compared with a total circulation of 20,600 at September 30, 1995. In addition, The Daily Journals are sold on some newsstands. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 39% to subscriptions and 61% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 48% of the Company's total revenue during fiscal 1996, 47% during fiscal 1995 and 46% during fiscal 1994.

 The Daily Journals also contain the Daily Appellate Report which provides the full text of all opinions certified for publication by the California Supreme Court, the California Courts of Appeal, the U.S. Supreme Court, the U.S. Court of Appeals for the Ninth Circuit, the U.S. Bankruptcy Appellate Panel for the Ninth Circuit, the State Bar Court and certain opinions of the U.S. District Courts in California and the Federal Circuit Court of Appeals. Inserted in "pull-out" booklet format in the Daily Appellate Report is the monthly Court Directory, a comprehensive list of sitting judges in all California courts as well as courtroom assignments, phone numbers and courthouse addresses. The Court Directory includes "Judicial Transitions" which lists judicial appointments, elevations, confirmations, resignations, retirements and deaths. The Daily Appellate Report, indexed monthly, also includes, when such courts are in session, monthly supplements summarizing all cases pending before the U.S. Supreme Court and the California Supreme Court. The Sacramento Digest is a periodic insert which summarizes bills passing through the state legislature when it is in session. It contains summaries of the opinions of the California Attorney General, and the January issue provides a roundup of all newly effective laws.

 The Daily Journals also include several other features or supplements. California Law Business, a twice-monthly supplement, is printed in tabloid format and features in-depth coverage of current topics of interest to lawyers with a focus on the business aspects of the practice of law. Jury Verdicts and Settlements is a weekly tabloid featuring important settlements and verdicts along with the attorneys and experts representing each party.

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

 The Company publishes the Directory of California Lawyers (the "Directory"), which is updated and published semiannually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges and arbitrators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals and The Daily Recorder. In addition, a small number of Directories were sold during fiscal 1996. In due course the Company plans to provide an option of subscription service for The Daily Journals at a lower price for subscribers who do not wish to receive the Directory.

 The Daily Journals are distributed primarily by mail, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange and San Diego counties receive copies by hand delivery, and additional copies are distributed through newsstands and by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $420.

 Washington Journal. The Company began publishing the weekly Washington Journal in 1992. In addition to providing general news of state and local interest, it seeks to be of special utility to lawyers and judges, with news and features somewhat similar to those of The Daily Journals including local verdicts and settlements. Summaries of federal, state and local court cases are included as a pull-out section of the newspaper. The Washington Journal, which is distributed by mail, had approximately 1,100 paid subscribers at September 30, 1996. The annual subscription rate is $109, and it carries classified and display advertising.

 Nevada Journal. The Company acquired the Nevada Supreme Court Reporter in 1994 and the name was changed to the Nevada Journal. Besides stories of local interest concerning the courts and legal communities, the Nevada Journal features full-text opinions issued by the Nevada Supreme Court and a list of all orders issued. Also included are summaries of federal and state supreme court opinions. Special features include local verdicts and settlements, bar exam results and articles on federal opinions. The semi-monthly Nevada Journal as of September 30, 1996 had approximately 200 subscribers. The yearly subscription rate is $120.

 Daily Commerce. Published since 1917, the Daily Commerce, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The features of the paper include default listings, probate estate sales and real estate examination applicants. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day. It had approximately 1,400 paid subscriptions at September 30, 1996. A subscription to the Daily Commerce is $192 per year, and it is distributed by mail.

 The Daily Recorder. The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it, such as administrative agency developments and lobbying. Among the regular features of The Daily Recorder are news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising. The Daily Recorder currently has approximately 1,300 paid subscribers, all of whom receive the paper by mail. The current subscription rate is $192 per year.

 The Inter-City Express. The Inter-City Express (the "Express") has been published since 1909. Published each business day, the Express covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/ San Francisco area. The Express carries both commercial and public notice advertising. The Express is mailed to its approximately 600 subscribers, and the annual subscription rate is $130.

 Marin County Court Reporter. The Marin County Court Reporter (the "Marin Reporter") began publishing in the mid-1960's. The Marin Reporter covers general news of local interest, emphasizing local and state-wide news of interest to the legal and real estate communities in Marin County, and carries primarily public notice advertising. The Marin Reporter is published each Tuesday and Friday. Approximately 300 subscribers presently receive the Marin Reporter, all by mail delivery. The annual subscription rate is currently $99.

 Orange County Reporter. The Orange County Reporter ("Orange Reporter") has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Orange Reporter reports local and state legal news, including the court calendars and court directories for Orange County, and carries primarily public notice advertising. The Orange Reporter is mailed every business day to approximately 600 paid and requester subscribers. The annual subscription rate is $79.

 San Jose Post-Record. The San Jose Post-Record (the "Post-Record") has been published since 1910. In addition to general news of local interest, the Post-Record, which is published on business days, focuses on legal and real estate news and carries commercial and public notice advertising. A yearly subscription to the Post-Record is $110. The Post-Record has approximately 400 subscribers, all of whom receive it by mail.

 Sonoma County Daily Herald-Recorder. The Sonoma County Daily Herald-Recorder (the "Herald-Recorder") has been in existence since 1899. The newspaper carries general news of local interest and is designed to be of special interest to members of the legal and real estate professions. Advertising in the newspaper consists of both public notice and commercial advertising. Its approximately 300 subscribers receive the newspaper every business day by mail, at a rate of $188 annually.

 California Real Estate Journal. The California Real Estate Journal (the "Real Estate Journal") is a monthly newspaper directed primarily to persons interested in the commercial real estate market, including real estate brokers, developers and bankers. The Real Estate Journal carries news and features such as the status of commercial projects, financial information and articles on brokers and transactions, including defaults and new financings. It carries display and classified advertising. At September 30, 1996 the California Real Estate Journal had a circulation of approximately 1,900 subscribers. The annual subscription rate is $85. The Real Estate Journal is distributed primarily by mail.

 San Diego Commerce. During 1992 the Company purchased the assets related to the San Diego Commerce, which was combined with the Back Country Trader. The San Diego Commerce is a thrice-weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves the legal and real estate professional in San Diego County. The San Diego Commerce has approximately 3,000 subscribers. The annual subscription rate is $53, covering distribution by mail.

 Business Journal. The assets of the Desert Business Journal were purchased during 1993, and it is now published as the Business Journal. The Business Journal publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It is mailed twice weekly with a total monthly distribution of about 16,000 paid and complimentary copies. The annual subscription rate is $79.

 Colorado Journal. During January 1995 the Company acquired The Public Record Corporation which publishes The Brief Times Reporter, The Code of Colorado Regulations and three bankruptcy reporting publications. In 1995 the Company also began publishing the weekly Colorado Journal, including the Colorado Appellate Report which provides, in a pull-out section of the newspaper, the full-text and summaries of all the opinions of the U.S. Supreme Court, 10th U.S. Circuit Court of Appeals, and the full-text of the 10th Circuit Orders. The Brief Times Reporter, which is now a supplement to the Colorado Journal, provides weekly the full-text and summaries of all opinions of the Colorado Supreme Court and Colorado Court of Appeals. In addition to general news of local interest, the Colorado Journal seeks to be of special utility to lawyers and judges with news and features somewhat similar to those of The Daily Journals. It carries classified, display and public notice advertising. The Colorado Journal is mailed to approximately 900 paid subscribers and all of the judges in Colorado. The annual subscription price is $254. The Fourth Circuit Bankruptcy Court Reporter is mailed to 100 paid subscribers at $316 a year, The Texas Bankruptcy Court Reporter is mailed to 155 paid subscribers at $296 a year, and The Colorado Bankruptcy Court Reporter is mailed to 82 paid subscribers at $131 a year. Each of these publications contains summaries and full-text bankruptcy rulings by the governing federal court of appeals, district courts, bankruptcy appellate panel and bankruptcy courts. Selected state court opinions are also summarized. The Bankruptcy Court Reporters serve the bankruptcy legal community throughout the Fourth Circuit, Texas and Colorado. Periodic indices are published to assist the bars in referencing applicable case law.

 The Record Reporter and Arizona Journal. The Record Reporter was acquired in March 1995. In addition to general news of local interest, The Record Reporter, which is published on business days, focuses on real estate news and public record information and carries primarily public notice advertising. It is mailed to approximately 200 paid subscribers. The annual subscription rate is $135 for most subscribers. In 1995 the Company also began publishing the weekly Arizona Journal including the Arizona Appellate Report which provides, in a pull-out section of the newspaper, summaries of the opinions of the U.S. Supreme Court, 9th U.S. Circuit Court of Appeals, the U.S. Bankruptcy Appellate Panel and summaries and full-text of the opinions of the Arizona Supreme Court and Arizona Court of Appeals. The Arizona Journal seeks to be of special utility to lawyers and judges with news and features somewhat similar to those of The Daily Journals. It carries classified and display advertising, and it is mailed to about 200 paid subscribers. The annual subscription rate is $106.

 Magazine. Since January 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the "State Bar"). The magazine was published by the Company in cooperation with the State Bar until December 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is mailed free to the active members of the State Bar of California, and the magazine also has approximately 900 paid subscribers. An annual subscription to California Lawyer is $63. The termination of the contract with the State Bar and the State Bar's new publication have not had a material impact on the Company's operations.

 Information Services. The specialized information services offered by the Company have grown out of its newspaper operations, or have evolved in response to a desire for such services from its newspaper subscribers.

 The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 8,200 subscribers at September 30, 1996 paying $255 per year. Court Rules reproduces court rules for certain state and federal courts in California. The Court Rules appear in two versions, one of which covers Northern California courts (eight volumes) and one which covers Southern California courts (seven volumes). The Company updates

Court Rules on a monthly basis. During fiscal 1989, the Company initiated publication of a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties. In addition, the Company publishes single-volume rules for the Federal District Court in the Southern and Central Districts of California and California Probate Rules. In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $50 to $99 per year and volumes are normally updated or replaced whenever there are rule changes. At September 30, 1996, the Company had approximately 8,900 subscribers for its Local Rules publications. In addition, the Company publishes a two-volume, loose-leaf set of court rules for Colorado. These court rules were distributed to the subscribers of the Colorado Journal.

 The Judicial Profiles services contain biographical and professional information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. During 1991 the Judicial Profiles were expanded to include biographical data on judges and information supplied by each judge regarding the judge's policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the five volume set for Southern California or the four volume set for Northern California. The approximately 1,100 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $329 per year.

 The Company also provides computer on-line foreclosure information to about 600 customers. This service primarily provides distressed property information, some of which also appears in some of the Company's newspapers, as well as expanded features. Consolidation of both newspapers and on-line products more effectively utilizes the costs of gathering such information.

 Advertising and Newspaper Representative. The Company's publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising. Public notice advertising consists of about 100 different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements. In 1990 the Company acquired California Newspaper Service Bureau, Inc. ("CNSB"), a state-wide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising. CNSB placed notices and other forms of advertising with adjudicated newspapers of general circulation, many of which are not owned by the Company. The Company, first through CNSB and then directly, provided ancillary services to customers such as posting of notices and auctioneering services for trustee customers, but those services were discontinued in October 1994. This has not had a material impact on the Company's operations. CNSB was liquidated as of fiscal 1995 year end with its servicing subsequently provided by a division of the Company.

 Public notice advertising revenues and related advertising and other service fees for the Company constituted about 37% of the Company's total revenues in fiscal 1996 and 33% in each of the prior two fiscal years. In many states, including California, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues. The acquisition of CNSB, a marginal and threatened enterprise with a negative book net worth when purchased, improved the Company's ability to protect continued existence of public notice advertising. CNSB, because it serves many newspapers all over California, is the logical locus for effective representation of small newspapers before legislative bodies, and CNSB has long been effective in this role. In 1996 the California legislature defeated a bill that would have eliminated the publishing requirements for trustee sales and fictitious business name notices.

 Printing. The Company's main printing facilities are located in Los Angeles, which currently are used primarily to print the Los Angeles Daily Journal including supplements, the Daily Commerce, the Post-Record, The Express, The Daily Recorder, the Orange Reporter, the Herald-Recorder, the Washington Journal, the Marin Reporter, the Real Estate Journal, the Nevada Journal, the Colorado Journal, the Arizona Journal and the monthly updates for the multi-volume sets of Court Rules. The Daily Appellate Report is printed in Los Angeles and shipped to Sacramento and San Francisco for inclusion in The Daily Recorder and the San Francisco Daily Journal. Concurrent with the Company's move to its new Los Angeles facility in 1990, the Company purchased a new printing press with color capabilities. The San Francisco Daily Journal, San Diego Commerce, the Business Journal, the Record Reporter, the Directory, the Judicial Profiles and certain Court Rules are printed by outside contractors. The Brief Times Reporter supplement and The Code of Colorado Regulations are printed in Denver. The Company has a small offset press for in-house printing of items such as legal advertising forms, letterhead and envelopes, promotional flyers and other material for its publications. This small press is operated by a local printer as an independent contractor.

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

 An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with paper suppliers. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. During 1994 and 1995 the price of paper increased substantially, and the Company was not able to pass on all the major paper price increases to its advertisers and subscribers. In 1996 newsprint prices declined. Paper prices may fluctuate substantially in the future, and this could significantly impact income from operations.

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

 The Company receives, on a non-exclusive basis, public notice advertising from a number of agencies. Such agencies ordinarily receive a commission of 15% to 25% on their sales of advertising in Company publications. Recent developments in the foreclosure industry which places trustee sale notices may reduce the role of such agencies in the future. Commercial advertising agencies also place advertising in Company publications and receive commissions for advertising sales.

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

 Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company's newspapers provide along with general news coverage attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage as does the Company, but the Company believes its coverage, particularly that of The Daily Journals, is more complete and therefore attracts more readers. The Company believes that The Daily Journals are the most important newspapers serving California lawyers on a daily basis. The new Colorado Journal and the Arizona Journal are beginning to build readership in their respective markets.

 In attracting commercial advertisers, the Company competes with other newspapers and magazines, television, radio and other media including electronic network systems for employment-related classified advertising. Factors which may affect competition for advertisers are the cost for such advertising compared with other media, and the size and characteristics of the readership of the Company's publications. The Company competes with anywhere from one serious competitor to several competing newspapers for public notice advertising revenue in all of its markets. Large metropolitan general interest newspapers normally do not carry a significant amount of legal advertising, although recently they too have solicited certain types of public notice advertising. The Company estimates its market share of public notice advertising revenues ranges from 10% to 75% in the various areas where its adjudicated newspapers are published except for Colorado which is nominal.

 Commencing in 1994, the Company's California Lawyer magazine faced additional competition from a new State Bar of California publication that is discussed in the Products-Magazine section above.

 The Company's court rules publications face competition in the Southern California market as well as in Northern California where the competitors are focused primarily on the San Francisco Bay Area courts. In addition, the Company expects increased competition from on-line and CD-ROM court rules services. While subscriptions to the multi-volume Court Rules have declined during fiscal 1996, this was primarily offset by an increase in subscriptions to the Company's individual Local Rules volumes. The Company's Judicial Profile services have direct competition and also indirect competition since some of the same information is available through other sources.

 The pricing of the Company's products is reviewed every year. Subscription price increases have in recent years exceeded inflation, as have advertising rate increases.

 CNSB faces competition from a number of other companies based in California, some of which specialize in placing certain types of notices, and CNSB, before its acquisition by the Company, had been marginally profitable in its best years and had often suffered significant losses.

Employees

 The Company employs approximately 330 full-time employees and about 50 part-time employees. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

Working Capital

 Traditionally, the Company has generated sufficient cash flow from operations to cover all needs including capital expenditures without significant borrowing. To a very considerable extent, the Company benefits in this regard from the fact that subscriptions are generally paid a year in advance. However, the construction of the new office and printing facility in Los Angeles in 1990 required significant borrowing, which was paid off during fiscal 1996.

Inflation

 The effects of inflation are not significantly any more or less adverse on the Company's businesses than they are on other publishing companies. The Company has experienced the effects of inflation primarily through increases in costs of labor, newsprint, postage and services. These costs have generally been offset by periodic price increases for advertising and subscription rates, but with frequent exceptions during several years when the Company has experienced substantial increases in postage and newsprint expenses and additional costs related to acquisitions. During 1996 newsprint prices declined. In addition, recent reductions in classified advertising lineage, particularly in the "help-wanted" category, have prevented full recovery of cost increases.

Executive Officers of the Registrant

 The table below sets forth certain information with regard to the executive officer who is not a director of the Company. All of the executive officers of the Company serve at the pleasure of the Board of Directors.

 Name                          Age         Principal Occupation Last Five Years
 ----                          ---         ------------------------------------
 Ira A. Marshall, Jr.........   73 Secretary of the Company since 1977; Mr. Marshall is
                                   a private investor and businessman making
                                   investments for his own account and is a Trustee of
                                   Mesabi Trust, which collects and distributes
                                   royalties from the Mesabi Trust's interests in
                                   mining properties.

Item 2. Properties

 The Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, of which approximately 75% is devoted to office space and the remainder houses printing and production equipment and facilities. The Company owns two buildings aggregating about 9,500 square feet in Sacramento, which provide space for its offices and storage. The Phoenix property is a single story, 9,700 square foot building constructed in 1988, of which approximately 2,300 square feet are devoted to office space and the remainder houses production equipment and storage, some of which is used by a printing company which prints The Record Reporter.

 In San Francisco, the Company leases approximately 10,800 square feet of office space under a lease expiring in 1998 but subject to early termination by paying termination fees. In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years remaining duration.

 See Note 5 of Notes to Consolidated Financial Statements for information concerning rents payable under leases.

Item 3. Legal Proceedings

 The Company from time to time is a party to litigation in the ordinary course of business. Currently, the Company is not aware of any material pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

 No matters were submitted to a vote of shareholders during the last quarter of the Company's fiscal year ended September 30, 1996.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

 The following table sets forth the sales prices of the Company's common stock for the periods indicated. Quotations are as reported by Nasdaq, the automated quotation system of the National Association of Securities Dealers, Inc.

                                                                      High  Low
                                                                      ----- ----
      Fiscal 1995
        Quarter ended December 31, 1994.............................. 19    16.5
        Quarter ended March 31, 1995................................. 20.25 16.5
        Quarter ended June 30, 1995.................................. 24.5  18.5
        Quarter ended September 30, 1995............................. 31    22.5
      Fiscal 1996
        Quarter ended December 31, 1995.............................. 49    31
        Quarter ended March 31, 1996................................. 43.5  31
        Quarter ended June 30, 1996.................................. 33    24.5
        Quarter ended September 30, 1996............................. 31    25

 As of December 6, 1996 there were approximately 2,000 holders of record of the Company's common stock, and the last trade was at $28.50 per share.

 The Company did not declare or pay any dividends during fiscal 1995 or 1996. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company's earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

 From time to time, the Company has purchased shares, including treasury shares, of its Common Stock and may continue to do so. See Note 2 to consolidated financial statements. Stock purchases are made primarily to reduce dilution of earnings per share caused by the deferred management incentive plan under which selected employees are given, subject to certain conditions, bonuses tied to future pre-tax earnings. During fiscal 1996 the Company purchased 8,436 shares of Common Stock at an average price per share of $24.02.

Item 6. Selected Financial Data

 The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 1996. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included herein.

                                       Fiscal Year Ended September 30
                                   ------------------------------------------
                                    1996    1995     1994     1993     1992
                                   ------- -------  -------  -------  -------
                                        (Dollar amounts in thousands,
                                          except per share amounts)
Consolidated Statement of Income
Data:
Revenues
  Advertising..................... $21,423 $20,254  $18,801  $17,364  $17,293
  Circulation.....................  10,951  10,686   10,031    9,413    8,889
  Advertising service fees and
   other..........................   3,595   3,638    4,502    4,546    4,536
                                   ------- -------  -------  -------  -------
                                    35,969  34,578   33,334   31,323   30,718
                                   ------- -------  -------  -------  -------
Costs and expenses
  Salaries and employee benefits..  14,438  14,202   13,539   13,631   13,177
  Newsprint and printing ex-
   penses.........................   3,886   4,084    3,362    3,278    3,768
  Commissions and other outside
   services.......................   4,793   4,553    4,197    3,874    3,484
  Postage and delivery costs......   2,364   2,461    2,314    2,408    2,563
  Depreciation and amortization...   1,837   2,078    2,325    1,799    1,609
  Other, including interest ex-
   pense..........................   4,286   3,759    3,921    3,922    4,689
                                   ------- -------  -------  -------  -------
                                    31,604  31,137   29,658   28,912   29,290
                                   ------- -------  -------  -------  -------
Income before taxes...............   4,365   3,441    3,676    2,411    1,428
Provision for income taxes........   1,800   1,400    1,500    1,200      700
                                   ------- -------  -------  -------  -------
Net income........................ $ 2,565 $ 2,041  $ 2,176  $ 1,211  $   728
                                   ======= =======  =======  =======  =======
Net income per share.............. $  1.59 $  1.26  $  1.34  $   .73  $   .42
                                   ======= =======  =======  =======  =======
                                                September 30
                                   ------------------------------------------
                                    1996    1995     1994     1993     1992
                                   ------- -------  -------  -------  -------
Consolidated Balance Sheet Data:
Working capital as conventionally
 reported......................... $ 1,552 $  (166) $  (922) $(2,927) $(3,515)
Working capital before deductions
 of specified item (1)............   8,076   5,632    4,757    2,324    1,600
Total assets......................  22,489  20,752   19,932   18,077   17,784
Management termination fee pay-
 able.............................     --      --        20       55       90
Long term notes payable...........     --      725    1,264    2,300    2,840
Shareholders' equity..............  10,728   8,377    6,489    4,313    3,548

--------
(1) Before deducting for each of the five years the liability for deferred subscription revenue which will be earned within one year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1996 Compared to 1995

 Revenues were $35,969,000 and $34,578,000 for fiscal years 1996 and 1995, respectively. This increase of 4% is primarily attributable to the recent acquisitions which accounted for additional revenues of $583,000 and to subscription and advertising rate increases and additional public notice lineage partially offset by a decrease in commercial advertising lineage.

 During fiscal 1996, classified advertising revenues increased by $689,000 while display advertising revenues were down by $836,000. Public notice advertising revenues increased by $1,202,000 primarily resulting from recent acquisitions and increased trustee sale notices. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 85% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 37% of the Company's total revenues. Circulation revenues increased an aggregate of $265,000 of which $143,000 resulted from the recent acquisitions. The Daily Journals accounted for about 62% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 23% of the total circulation revenues, with the other newspapers and services accounting for the balance.

 Costs and expenses increased by $468,000 (2%) from $31,137,000 to $31,605,000 including $829,000 from recent acquisitions. Personnel costs increased an aggregate of $292,000 of which $299,000 resulted from recent acquisitions. Newsprint and printing expenses decreased by $198,000 primarily because of lower newsprint costs. Commissions and other outside services increased by $240,000 primarily because of commissions paid on additional agency public notice sales. Depreciation and amortization expenses decreased by $241,000 mainly due to more assets becoming fully depreciated and partially offset by the amortization of costs of recent acquisitions. The increase in other expenses of $527,000 primarily included additional legal and bad debt expenses.

 Pretax income in fiscal 1996 increased $924,000 (27%) to $4,365,000 from $3,441,000 in fiscal 1995. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 52% of the Company's pretax income. Net income in fiscal 1996 was $2,565,000 compared to $2,041,000 in the prior year. Net income per share increased to $1.59 from $1.26.

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

 During fiscal 1995, display and classified advertising revenues were up by $544,000 and $305,000, respectively, and public notice advertising revenues increased by $604,000 primarily resulting from recent acquisitions. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals, account for about 77% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 34% of the Company's total revenues. Circulation revenues increased $655,000, including $432,000 from the recently acquired The Public Record Corporation. The Daily Journals account for about 60% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generate about 26% of the total circulation revenues, with the other newspapers and services accounting for the balance.

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

Liquidity and Capital Resources

 During fiscal 1996, the Company's cash and cash equivalent position increased by $520,000 and the investments in U.S. Treasury Bills increased by $2,659,000. In addition, cash and cash equivalents were used to reduce notes payable by $1,261,000, for the net purchase of capital assets of $1,811,000 including land of $705,000 and to purchase common stock for an aggregate amount of $214,000. The cash provided by operating activities of $6,430,000 included a net increase in prepayments for subscriptions of $726,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscription. As of September 30, 1996, the Company had working capital of $8,076,000 before deducting the liability for deferred subscription revenues of $6,524,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $6.7 million at September 30, 1996, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company.

 The Company completed in 1990 a new Los Angeles office and printing facility. This had been financed by a bank term loan which was paid off in 1996. In April 1996 the Company purchased land near the Los Angeles facility, and after improvements, this will be used, at least in the near term, for additional parking.

 The effects of inflation are not significantly any more or less adverse on the Company's businesses than they are on other publishing companies. In recent years the Company experienced the effects of inflation primarily through increases in costs of labor, newsprint, postage and services. These costs have generally been offset by periodic price increases for advertising and subscription rates, but with frequent exceptions during the past several years when the Company has experienced additional costs related to acquisitions. In addition, reductions in classified advertising lineage in recent years, particularly in the "help-wanted" category, have prevented full recovery of cost increases.

Item 8. Financial Statements and Supplementary Data

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEET

                                                            September 30
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
ASSETS
Current assets:
 Cash and cash equivalents...........................  $ 1,093,000  $   573,000
 U.S. Treasury Bills, at cost plus discount earned...    5,593,000    2,934,000
 Accounts receivable, less allowance for doubtful
  accounts of $600,000...............................    5,433,000    6,531,000
 Inventories.........................................       48,000      117,000
 Prepaid expenses and other assets...................      329,000      378,000
 Deferred income taxes...............................      817,000      951,000
                                                       -----------  -----------
   Total current assets..............................   13,313,000   11,484,000
                                                       -----------  -----------
Property, plant and equipment, at cost:
 Land, buildings and improvements....................    7,648,000    6,951,000
 Furniture and office equipment......................    4,885,000    4,884,000
 Machinery and equipment.............................    1,447,000    1,548,000
                                                       -----------  -----------
                                                        13,980,000   13,383,000
 Less accumulated depreciation.......................   (5,599,000)  (5,461,000)
                                                       -----------  -----------
                                                         8,381,000    7,922,000
Deferred income taxes................................      157,000      222,000
Intangible assets, at cost, less accumulated
 amortization of
 $749,000 and $263,000...............................      638,000    1,124,000
                                                       -----------  -----------
                                                       $22,489,000  $20,752,000
                                                       ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................  $ 2,775,000  $ 2,490,000
 Accrued liabilities.................................    2,462,000    2,826,000
 Notes payable.......................................        --         536,000
 Deferred subscription revenue.......................    6,524,000    5,798,000
                                                       -----------  -----------
   Total current liabilities.........................   11,761,000   11,650,000
                                                       -----------  -----------
Notes payable........................................        --         725,000
                                                       -----------  -----------
Commitments and contingencies (note 5)...............        --           --
Shareholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
  authorized and no shares issued....................        --           --
 Common stock, $.01 par value, 5,000,000 shares
  authorized; 1,637,870 shares and 1,646,306 shares,
  respectively, outstanding..........................       16,000       16,000
 Other paid-in capital...............................    2,082,000    2,093,000
 Retained earnings...................................    8,981,000    6,619,000
 Less 30,429 treasury shares, at cost................     (351,000)    (351,000)
                                                       -----------  -----------
   Total shareholders' equity........................   10,728,000    8,377,000
                                                       -----------  -----------
                                                       $22,489,000  $20,752,000
                                                       ===========  ===========

          See accompanying notes to consolidated financial statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

                                                   Year ended September 30
                                             -----------------------------------
                                                1996        1995        1994
                                             ----------- ----------- -----------
Revenues:
 Advertising................................ $21,423,000 $20,254,000 $18,801,000
 Circulation................................  10,951,000  10,686,000  10,031,000
 Advertising service fees and other.........   3,595,000   3,638,000   4,502,000
                                             ----------- ----------- -----------
                                              35,969,000  34,578,000  33,334,000
                                             ----------- ----------- -----------
Costs and expenses:
 Salaries and employee benefits.............  14,438,000  14,202,000  13,539,000
 Newsprint and printing expenses............   3,886,000   4,084,000   3,362,000
 Commissions and other outside services.....   4,793,000   4,553,000   4,197,000
 Postage and delivery expenses..............   2,364,000   2,461,000   2,314,000
 Depreciation and amortization..............   1,837,000   2,078,000   2,325,000
 Other, including interest expense..........   4,286,000   3,759,000   3,921,000
                                             ----------- ----------- -----------
                                              31,604,000  31,137,000  29,658,000
                                             ----------- ----------- -----------
Income before taxes.........................   4,365,000   3,441,000   3,676,000
Provision for income taxes..................   1,800,000   1,400,000   1,500,000
                                             ----------- ----------- -----------
Net income.................................. $ 2,565,000 $ 2,041,000 $ 2,176,000
                                             =========== =========== ===========
Net income per share........................ $      1.59 $      1.26 $      1.34
                                             =========== =========== ===========

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                     Other                                Total
                          Common    Paid-In     Retained   Treasury   Shareholders'
                           Stock    Capital     Earnings     Stock       Equity
                          -------  ----------  ----------  ---------  -------------
Balance at September 30,
 1993...................  $17,000  $2,102,000  $2,545,000  $(351,000)  $ 4,313,000
Net income..............                        2,176,000                2,176,000
                          -------  ----------  ----------  ---------   -----------
Balance at September 30,
 1994...................   17,000   2,102,000   4,721,000   (351,000)    6,489,000
Net income..............                        2,041,000                2,041,000
Purchase of common
 stock..................   (1,000)     (9,000)   (143,000)                (153,000)
                          -------  ----------  ----------  ---------   -----------
Balance at September 30,
 1995...................   16,000   2,093,000   6,619,000   (351,000)    8,377,000
Net income..............                        2,565,000                2,565,000
Purchase of common
 stock..................              (11,000)   (203,000)                (214,000)
                          -------  ----------  ----------  ---------   -----------
Balance at September 30,
 1996...................  $16,000  $2,082,000  $8,981,000  $(351,000)  $10,728,000
                          =======  ==========  ==========  =========   ===========

          See accompanying notes to consolidated financial statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Year ended September 30
                                           ------------------------------------
                                              1996         1995        1994
                                           -----------  ----------  -----------
Cash flows from operating activities:
 Net income..............................  $ 2,565,000  $2,041,000  $ 2,176,000
 Adjustments to reconcile net income to
  net cash provided by operations:
  Depreciation and amortization..........    1,837,000   2,078,000    2,325,000
  Deferred income taxes..................      199,000     185,000      150,000
  Discount earned on U.S. Treasury
   Bills.................................      (35,000)    (13,000)       --
  Loss (gain) on sale of capital assets..        1,000      (2,000)     (43,000)
  Changes in assets and liabilities:
  (Increase) decrease in current assets
   Accounts receivable, net..............    1,098,000    (457,000)  (1,020,000)
   Inventories...........................       69,000     (23,000)       1,000
   Prepaid expenses and other assets.....       49,000    (110,000)    (755,000)
  Increase (decrease) in current liabili-
   ties
   Accounts payable......................      285,000    (207,000)     132,000
   Accrued liabilities...................     (364,000)   (425,000)     629,000
   Income taxes payable..................        --          --        (436,000)
   Deferred subscription revenue.........      726,000     119,000      428,000
                                           -----------  ----------  -----------
     Cash provided by operating activi-
      ties...............................    6,430,000   3,186,000    3,587,000
                                           -----------  ----------  -----------
Cash flows from investing activities:
 Net investments in U.S. Treasury Bills..   (2,624,000) (1,442,000)  (1,465,000)
 Capital expenditures including acquisi-
  tions..................................   (1,811,000) (2,531,000)  (1,532,000)
                                           -----------  ----------  -----------
     Cash used for investing activities..   (4,435,000) (3,973,000)  (2,997,000)
                                           -----------  ----------  -----------
Cash flows from financing activities:
 Principal payments under management ter-
  mination fee payable and notes pay-
  able...................................   (1,261,000)   (555,000)  (1,074,000)
 Purchase of common stock................     (214,000)   (153,000)       --
                                           -----------  ----------  -----------
     Cash used for financing activities..   (1,475,000)   (708,000)  (1,074,000)
                                           -----------  ----------  -----------
Increase (decrease) in cash and cash
 equivalents.............................      520,000  (1,495,000)    (484,000)
Cash and cash equivalents:
 Beginning of year.......................      573,000   2,068,000    2,552,000
                                           -----------  ----------  -----------
 End of year.............................  $ 1,093,000  $  573,000  $ 2,068,000
                                           ===========  ==========  ===========
Interest paid during year................  $   102,000  $  169,000  $   202,000
Income taxes paid during year............  $ 1,604,000  $1,302,000  $ 1,525,000

          See accompanying notes to consolidated financial statements.

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND OPERATIONS

 The Daily Journal Corporation (the "Company") is primarily a gatherer and distributor of information through its publications and specialized information services. In addition, the Company serves as a newspaper representative specializing in public notice advertising. Essentially all of the Company's operations are based in California, Arizona, Colorado and Washington. The Daily Journal Corporation was reincorporated in 1987 under the laws of South Carolina.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation: The consolidated financial statements include the accounts of the Daily Journal Corporation and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Cash equivalents: The Company considers all highly liquid investments, including U.S. Treasury Bills with a maturity of three months or less when purchased, to be cash equivalents.

 Fair Value of Financial Instruments: The carrying amounts of cash, investments in U.S. Treasury Bills, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.

 Inventories: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current market value.

 Income taxes: Deferred income taxes are provided when revenues and expenses are reported in different periods for financial statement and income tax purposes.

 Property, plant and equipment: Property, plant and equipment are carried on the basis of cost. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives. Assets have been depreciated using an accelerated method for both financial statement and tax purposes.

 Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

 Intangible assets: Intangible assets consist of goodwill and subscription lists acquired in 1988, 1990 and 1995. These assets are normally being amortized over ten years and five years, respectively.

 Deferred subscription revenue: Proceeds from the sale of subscriptions for newspapers, court rule books or other publications are deferred as unexpired subscriptions and are included in revenue over the duration of the subscriptions.

 Supplemental Employee Compensation Plan: In fiscal 1987 the Company implemented a Plan for Supplemental Employee Compensation that entitles an employee to participate in pre-tax earnings of the Company for the lesser of
(i) ten years or (ii) as long as that employee remains employed or is in retirement following employment to age 65. Non-negotiable certificates of employee participant interests entitled employees to receive 10.59% (amounting to about $518,000) of income before taxes and supplemental compensation expenses in fiscal 1996, 9.55% (amounting to about $363,000) in fiscal 1995 and 8.53% (amounting to about $345,000) in fiscal 1994. In addition, the employee holders of certificates are entitled to receive the same percentage of pre-tax earnings in each of the next nine years subsequent to the year of the grant of the certificate provided they remain employed or are in retirement following employment to age 65.

 Treasury stock and net income per common share: As of September 30, 1996 and 1995 the Company owned 30,429 of the 599,409 units of a limited partnership that has no known liabilities and owns as its sole asset 599,409 shares of common stock of Daily Journal Corporation. This investment, at a total cost of $351,000, is considered treasury stock and is excluded from the calculation of weighted average shares. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,612,766 for 1996, 1,620,406 for 1995 and 1,623,687 for 1994.

 Use of Estimates: The presentation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

 Accounting for Long-Lived assets: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS No. 121 requires that certain long-lived assets be reported at the lower of the carrying amount or fair value less cost to sell. The Company is adopting SFAS No. 121 effective October 1, 1996, as required. The Company does not expect the adoption of SFAS No. 121 to have a significant impact on its financial position or results of operations.

3. INCOME TAXES

 The provision for income taxes consists of the following:

                                                   1996       1995       1994
                                                ---------- ---------- ----------
      Current:
       Federal................................. $1,252,000 $  955,000 $1,011,000
       State...................................    324,000    250,000    232,000
                                                ---------- ---------- ----------
                                                 1,576,000  1,205,000  1,243,000
                                                ---------- ---------- ----------
      Deferred:
       Federal.................................    166,000    155,000    211,000
       State...................................     58,000     40,000     46,000
                                                ---------- ---------- ----------
                                                   224,000    195,000    257,000
                                                ---------- ---------- ----------
                                                $1,800,000 $1,400,000 $1,500,000
                                                ========== ========== ==========

 The deferred income tax provision which results from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes, includes (i) the amounts related to provisions for accrued liabilities not deductible for tax purposes until paid of $167,000, $133,000 and $164,000, (ii) the amounts related to the allowance for doubtful accounts not deductible until the accounts receivable become worthless for tax purposes of $163,000 in 1995, partially offset by (iii) the amount of tax depreciation and amortization under (over) book depreciation of ($42,000), $119,000 and $60,000 in 1996, 1995 and 1994, respectively.

 At September 30, 1996, the Company had net operating loss carry-forwards of approximately $191,000 that are available in segments over the next eight years to reduce future provisions for income taxes.

 The difference between the statutory federal income tax rate and the Company's effective rate is summarized below:

                                                              1996  1995  1994
                                                              ----  ----  ----
        Statutory federal income tax rate.................... 34.0% 34.0% 34.0%
        State franchise taxes (net of federal tax benefit)...  5.8   5.5   4.8
        Other, net, including amortization of goodwill.......  1.4   1.2   2.0
                                                              ----  ----  ----
        Effective tax rate................................... 41.2% 40.7% 40.8%
                                                              ====  ====  ====

 The Company's deferred income tax assets were comprised of the following at September 30, 1996 and 1995, respectively:

                                                             1996      1995
                                                           -------- ----------
      Deferred tax assets attributable to:
        Accrued liabilities, including vacation pay ac-
         crual and litigation reserves not yet deduct-
         ible............................................. $479,000 $  650,000
        Bad debt reserves not yet deductible..............  260,000    260,000
        Depreciation and amortization.....................   97,000    140,000
        Other, net........................................  138,000    123,000
                                                           -------- ----------
                                                           $974,000 $1,173,000
                                                           ======== ==========

4. ACQUISITIONS AND NOTES PAYABLE

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

 Notes payable consist of the following:

                                                               September 30
                                                           --------------------
                                                             1996       1995
                                                           --------- ----------
      Term bank loan at prime rate plus 1%................ $     --  $1,261,000
      Less current portion................................       --    (536,000)
                                                           --------- ----------
                                                           $     --  $  725,000
                                                           ========= ==========

 Interest expense for the fiscal years 1996, 1995 and 1994 was $102,000, $166,000 and $199,000, respectively.

5. COMMITMENTS AND CONTINGENCIES

 The Company owns office and printing facilities in Los Angeles, office and storage facilities in Sacramento and Phoenix and leases space for its other offices under operating leases which expire at various dates through 1999. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to leased property.

 Future minimum rental payments required under the above operating leases at September 30, 1996 are as follows:

                       Year ending
                       September 30            Commitment
                       ------------            ----------
                    1997......................   344,000
                    1998......................    51,000
                    1999......................    34,000
                                                --------
                                                $429,000
                                                ========

 Rental expenses for the fiscal years 1996, 1995 and 1994 were $456,000, $445,000 and $435,000, respectively.

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


6. RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

                                              First  Second   Third  Fourth
                                             quarter quarter quarter quarter
                                             ------- ------- ------- -------
                                               (In thousands except per share
                                                          amounts)
     1996
      Revenues.............................. $8,362  $8,708  $9,626  $9,273
      Costs and expenses....................  7,440   7,696   8,336   8,132
      Income before taxes...................    922   1,012   1,290   1,141
      Net income............................    592     567     765     641
      Net income per share..................    .37     .35     .47     .40
     1995
      Revenues.............................. $8,126  $8,536  $9,213  $8,703
      Costs and expenses....................  7,062   7,691   8,203   8,181
      Income before taxes...................  1,064     845   1,010     522
      Net income............................    639     505     575     322
      Net income per share..................    .39     .31     .36     .20

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

 None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

 The information set forth in the tables, the notes thereto, and the paragraphs under the caption "Election of Directors-Directors," in the Company's Proxy Statement for Annual Meeting of Shareholders to be held on or about February 6, 1997 (the "Proxy Statement"), is incorporated herein by reference. The information set forth under Item 1 of this Form 10-K under the caption "Executive Officers of Registrant" is also incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

 The information set forth under the caption "Executive Compensation-Compensation Committee interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14(a). Exhibits, Financial Statements, Financial Statement Schedules, and
            Reports on Form 8-K

 The following documents are filed as part of this Report:

 (1)  Consolidated Financial Statements:
      Report of Independent Accountants
      Consolidated Balance Sheet at September 30, 1996 and 1995
      Consolidated Statement of Income for each of the three years in the period ended September 30, 1996
      Consolidated Statement of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 1996
      Consolidated Statement of Cash Flows for each of the three years in the period ended September 30, 1996
      Notes to Consolidated Financial Statements
 (2) Consolidated Financial Statement Schedules for the three years ended
      September 30, 1996:
      VIII Valuation and Qualifying Accounts
      X Supplementary Income Statement Information
      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

  3.1 Articles of Incorporation of Daily Journal Corporation, as amended.
      (1)
  3.2 Bylaws of Daily Journal Corporation. (2)
 10.5 Form of Non-Negotiable Certificate Representing an Employee
      Participant Interest in the Daily Journal Corporation ("DJC") Plan
      for Supplemental Compensation to an Employee as long as that
      Employee Remains Employed by DJC, Based on Pre-Tax Earnings of
      Common Shares of DJC. (1)(*)
 10.6 Resolution of Board of Directors of Daily Journal dated November 7,
      1985, pursuant to which Daily Journal Company assumed certain liabilities of New America Fund, Inc. (1)
 10.8 Lease dated March 12, 1987 between Daily Journal Company and
      Calfox, Inc., as Managing Agent, including Amendments One through
      Four thereto. (2)
 21.0 Subsidiary of Daily Journal Corporation. (2)
 27   Financial Data Schedule.

--------
(1) Filed as an Exhibit bearing the same number to the Annual Report of Form 10-K on the Company for the year ended September 30, 1993.
(2) Filed as an Exhibit bearing the same number to the Annual Report of Form 10-K on the Company for the year ended September 30, 1994.
(*) Management Compensatory Plan.

Item 14(b). Reports on Form 8-K

 No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended September 30, 1996.

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

Date: December 12, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                        Title                 Date

      /s/ Charles T. Munger            Chairman of the           December 12,
-------------------------------------   Board                        1996
          Charles T. Munger

      /s/ Gerald L. Salzman            President,                December 12,
-------------------------------------   Treasurer, Chief             1996
          Gerald L. Salzman             Financial Officer,
                                        Principal
                                        Accounting Officer
                                        and Director

         /s/ J.P. Guerin               Director                  December 12,
-------------------------------------                                1996
             J.P. Guerin

                                       Director
-------------------------------------
       Donald W. Killian, Jr.

                                       Director
-------------------------------------
           George C. Good

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
of the Daily Journal Corporation

 In our opinion, the consolidated financial statements listed in the index appearing under Items 14(a) (1) and (2) on page 24 present fairly, in all material respects, the financial position of the Daily Journal Corporation and its wholly owned subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Los Angeles, California
December 5, 1996

                           DAILY JOURNAL CORPORATION

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                                Additions   Accounts
                                     Balance at Charged to  Charged     Balance
                                     Beginning  Costs and   off less     at End
Description                          of Period   Expenses  Recoveries  of Period
-----------                          ---------- ---------- ----------  ----------
1996
  Allowance for doubtful accounts... $  600,000  $732,278  $(732,278)  $  600,000
                                     ==========  ========  =========   ==========
1995
  Allowance for doubtful accounts... $1,000,000  $294,000  $(694,000)  $  600,000
                                     ==========  ========  =========   ==========
1994
  Allowance for doubtful accounts... $1,000,000  $308,000  $(308,000)  $1,000,000
                                     ==========  ========  =========   ==========

                           DAILY JOURNAL CORPORATION

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                Charged to Costs and Expenses
                                             -----------------------------------
Description                                    1996     1995     1994     1993
-----------                                  -------- -------- -------- --------
Maintenance and repairs..................... $303,000 $320,000 $322,000 $320,000
Amortization of intangibles................. $486,000 $166,000 $333,000 $259,000