Form 10-Q
period 1996-12-31
DAILY JOURNAL CORP
filed 1997-02-11
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

(Mark One)


X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

                       Class            Outstanding at January 31, 1997
Common Stock, par value $ .01 per share      1,627,870 shares

                    DAILY JOURNAL CORPORATION



                              INDEX



                                                                  Page Nos.

 PART I   Financial Information

     Item 1.  Financial statements

           Consolidated Balance Sheet -
                December 31, 1996 and September 30, 1996              3

           Consolidated Statement of Income -
                Three months ended December 31, 1996 and 1995         4

           Consolidated Statement of Cash Flows -
                Three months ended December 31, 1996 and 1995         5

           Notes to Consolidated Financial Statements                 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations           7

 PART II  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                        8

                             PART I
                  Item 1. Financial Statements
     DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                           (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                $  1,027,000     $  1,093,000
  U.S. Treasury Bills, at cost plus discount earned           6,933,000        5,593,000
  Accounts receivable, less allowance for
    doubtful accounts of $700,000 and $600,000                4,250,000        5,433,000
  Inventories                                                    40,000           48,000
  Prepaid expenses and other assets                             297,000          329,000
  Deferred income taxes                                         818,000          817,000
          Total current assets                               13,365,000       13,313,000
Property, plant and equipment, at cost:
  Land, buildings and improvements                            7,648,000        7,648,000
  Furniture and office equipment                              4,817,000        4,885,000
  Machinery and equipment                                     1,420,000        1,447,000
                                                             13,885,000       13,980,000
  Less accumulated depreciation                              (5,639,000)      (5,599,000)
                                                              8,246,000        8,381,000
Deferred income taxes                                           207,000          157,000
Intangible assets, at cost, less accumulated
  amortization of $437,000 and $749,000                         592,000          638,000
                                                            $22,410,000      $22,489,000


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                          $ 2,202,000      $ 2,775,000
  Accrued liabilities                                         2,143,000        2,462,000
  Income taxes payable                                          416,000            --
  Deferred subscription revenue                               6,503,000        6,524,000
          Total current liabilities                          11,264,000       11,761,000

Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized and no shares issued                               -                -
  Common stock, $.01 par value, 5,000,000 shares
    authorized 1,627,870 shares and 1,637,870
    shares respectively, outstanding                            16,000            16,000
  Other paid-in capital                                      2,070,000         2,082,000
  Retained earnings                                          9,411,000         8,981,000
  Less 30,429 treasury shares at cost                         (351,000)         (351,000)
          Total shareholders' equity                        11,146,000        10,728,000
                                                           $22,410,000       $22,489,000


  See accompanying notes to consolidated financial statements.

                    DAILY JOURNAL CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                                              Three months
                                                                            ended December 31
                                                                    1996                   1995
Revenues:
  Advertising                                                       $5,194,000             $ 4,817,000
  Circulation                                                        2,950,000               2,730,000
  Advertising service fees and other                                   719,000                 815,000
                                                                     8,863,000               8,362,000

Costs and expenses:
  Salaries and employee benefits                                     3,604,000               3,497,000
  Newsprint and printing expenses                                      792,000               1,037,000
  Commissions and other outside services                             1,141,000               1,078,000
  Postage and delivery expenses                                        620,000                 615,000
  Depreciation and amortization                                        368,000                 327,000
  Other, including interest expense                                  1,180,000                 886,000
                                                                     7,705,000               7,440,000

Income before taxes                                                  1,158,000                 922,000
Provision for income taxes                                             460,000                 330,000
Net income                                                         $   698,000              $  592,000

Weighted average number of common
  shares outstanding                                                 1,600,050                1,615,877
Net income per share                                               $       .44              $       .37


  See accompanying notes to consolidated financial statements.

                    DAILY JOURNAL CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

                                                                              Three months
                                                                            ended December 31
                                                                    1996                 1995
Cash flows from operating activities:
  Net Income                                                        $  698,000           $  592,000
  Adjustments to reconcile net income
    to net cash provided by operations:
    Depreciation and amortization                                      368,000              327,000
    Deferred income taxes                                              (51,000)              36,000
    Discount earned on U.S. Treasury Bills                            (105,000)             (43,000)
    Changes in assets and liabilities:
      (Increase) decrease in current assets
      Accounts receivable, net                                       1,183,000              850,000
      Inventories                                                        8,000              (87,000)
      Prepaid expenses and other assets                                 32,000              108,000
    Increase (decrease) in current liabilities
      Accounts payable                                                (573,000)            (474,000)
      Accrued liabilities                                             (319,000)            (724,000)
      Income taxes payable                                             416,000              207,000
      Deferred subscription revenue                                    (21,000)             189,000
          Cash provided by operating activities                      1,636,000              981,000

Cash flows from investing activities:
  Net investments in U.S. Treasury Bills                            (1,235,000)            (487,000)
  Capital expenditures                                                (187,000)            (234,000)
          Cash used for investing activities                        (1,422,000)            (721,000)

Cash flows from financing activities:
  Purchase of common stock                                            (280,000)                -
  Principal payments of notes payable                                     -                (134,000)
          Cash used for financing activities                          (280,000)            (134,000)

Increase (decrease) in cash and cash equivalents                       (66,000)             126,000

Cash and cash equivalents:
  Beginning of period                                                1,093,000              573,000
  End of period                                                     $1,027,000           $  699,000

Interest paid during period                                          $     -             $   35,000
Income taxes paid during period                                      $    5,000          $     -


  See accompanying notes to consolidated financial statements.

                    DAILY JOURNAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



Note 1 - The Corporation and Operations:

    The Company publishes newspapers in California, Washington,
Arizona, Colorado and Nevada and the California Lawyer magazine and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. The Public Record Corporation, a wholly owned and consolidated subsidiary since it was acquired in January 1995, publishes The Code of Colorado Regulations and a newspaper for the Colorado legal profession. Essentially all of the Company's operations are based in California, Arizona, Colorado and Washington.

Note 2 - Basis of Presentation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of December 31, 1996 and September 30, 1996, the results of operations for the three month periods ended December 31, 1996 and 1995 and its cash flows for the three months ended December 31, 1996 and 1995.

    The results of operations for the three months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

    The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

                    DAILY JOURNAL CORPORATION
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

    Revenues were $8,863,000 and $8,362,000 for the three months ended December 31, 1996 and 1995, respectively. This increase of 6% is primarily attributable to subscription and advertising rate increases and additional public notice lineage partially offset by a decrease in commercial advertising lineage.

    During the three months ended December 31, 1996, classified advertising revenues increased by $180,000 and display advertising revenues were up by $41,000. Public notice advertising revenues increased by $156,000 primarily resulting from increased trustee sale notices, but we anticipate an overall decline in revenues from publishing foreclosure notices during this fiscal year. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 86% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 32% of the Company's total revenues. Circulation revenues increased an aggregate of $220,000. The Daily Journals accounted for about 63% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 24% of the total circulation revenues, with the other newspapers and services accounting for the balance.

    Costs and expenses increased by $265,000 (4%) from $7,440,000 to $7,705,000. Personnel costs increased an aggregate of $107,000 (3%) primarily due to the normal annual salary adjustments. Newsprint and printing expenses decreased by $245,000 primarily because of lower newsprint costs. Commissions and other outside services increased by $63,000 primarily because of commissions paid on additional agency public notice sales. The increase in other expenses of $294,000 includes additional legal and bad debt expenses.

    Pretax income in the three months ended December 31, 1996 increased $236,000 (26%) to $1,158,000 from $922,000 in fiscal 1996. The
Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 41% of the Company's pretax income. Net income was $698,000 compared to $592,000 in the comparible prior year period. Net income per share increased to $.44 from $.37.

Liquidity and Capital Resources

    During the three months ended December 31, 1996, the Company's cash and cash equivalent position decreased by $66,000 and the investments in U.S. Treasury Bills increased by $1,340,000. In addition, cash and cash equivalents were used for the purchase of capital assets of $187,000 and to purchase common stock for an aggregate amount of $280,000. The cash provided by operating activities of $1,636,000 included a net decrease in prepayments for subscriptions of $21,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscription. As of December 31, 1996, the Company had working capital of $8,604,000 before deducting the liability for deferred subscription revenues of $6,503,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $8 million at December 31, 1996, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company.

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

DATE:  February 12, 1997