Form 10-Q
period 1997-03-31
DAILY JOURNAL CORP
filed 1997-05-09
CIK 783412

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                         Commission File Number 0-14665

                           DAILY JOURNAL CORPORATION
                       ------------------------------------------
             (Exact name of registrant as specified in its charter)


South Carolina                                         95-4133299
------------------------------------              -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


355 South Grand Ave., 34th floor
Los Angeles, California                             90071-1560
-----------------------                             ----------
(Address of principal executive office)              (Zip code)

Registrant's telephone number, including area code:  (213) 624-7715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                             Outstanding at April 30, 1997
-----------------------------                     -----------------------------
Common Stock, par value $ .01 per share                1,621,870 shares

                                    1 of 10

                           DAILY JOURNAL CORPORATION



                                     INDEX



                                                                               Page Nos.

PART 1. Financial Information

     Item 1.  Financial statements

       Consolidated Balance Sheet -
         March 31, 1997 and September 30, 1996                                    3

       Consolidated Statement of Income -
         Three months ended March 31, 1997 and 1996                               4

       Consolidated Statement of Income -                                         5
         Six months ended March 31, 1997 and 1996

       Consolidated Statement of Cash Flows -
         Six months ended March 31, 1997 and 1996                                 6

       Notes to Consolidated Financial Statements                                 7

     Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                           8

PART II  Other Information

     Item 1. Legal Proceedings                                                    9

     Item 4. Submission of Matters to a Vote of Security Holders                  9

     Item 6. Exhibits and Reports on Form 8-K                                    10

                                    2 of 10

                                     PART I
                          Item 1. Financial Statements
             DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                             March 31      September 30
                                               1997            1996
                                           -------------   -------------
ASSETS
Current assets:
     Cash and cash equivalents             $    111,000    $  1,093,000
     U.S. Treasury Bills, at cost plus
      discount earned                         8,349,000       5,593,000
     Accounts receivable, less
      allowance for doubtful accounts
      of $700,000 and $600,000                4,223,000       5,433,000
     Inventories                                 50,000          48,000
     Prepaid expenses and other assets          347,000         329,000
     Deferred income taxes                      814,000         817,000
                                           ------------    ------------
               Total current assets          13,894,000      13,313,000
                                           ------------    ------------
Property, plant and equipment, at cost:
     Land, buildings and improvements         7,655,000       7,648,000
     Furniture and office equipment           5,139,000       4,885,000
     Machinery and equipment                  1,420,000       1,447,000
                                           ------------    ------------
                                             14,214,000      13,980,000
     Less accumulated depreciation           (5,882,000)     (5,599,000)
                                           ------------    ------------
                                              8,332,000       8,381,000
Deferred income taxes                           223,000         157,000
Intangible assets, at cost, less
 accumulated amortization of
  $483,000 and $749,000                         546,000         638,000
                                           ------------    ------------
                                           $ 22,995,000    $ 22,489,000
                                           ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                      $  2,214,000    $  2,775,000
     Accrued liabilities                      2,364,000       2,462,000
     Income taxes payable                       233,000               -
     Deferred subscription revenue            6,533,000       6,524,000
                                           ------------    ------------
               Total current liabilities     11,344,000      11,761,000
                                           ------------    ------------

Shareholders' equity:
     Preferred stock, $.01 par value,
      5,000,000 shares authorized and
       no shares issued                               -               -

     Common stock, $.01 par value,
      5,000,000 shares authorized
       1,621,870 shares and 1,637,870
       shares respectively, outstanding          16,000          16,000

     Other paid-in capital                    2,062,000       2,082,000
     Retained earnings                        9,924,000       8,981,000
     Less 30,429 treasury shares at cost       (351,000)       (351,000)
                                           ------------    ------------
               Total shareholders'
                equity                       11,651,000      10,728,000
                                           ------------    ------------

                                           $ 22,995,000    $ 22,489,000
                                           ============    ============

          See accompanying notes to consolidated financial statements.

                                    3 of 10

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)



                                                Three months
                                               ended March 31
                                           -----------------------
                                              1997         1996
                                           ----------   ----------
Revenues:
     Advertising                           $5,280,000   $5,247,000
     Circulation                            2,725,000    2,598,000
     Advertising service fees and other       762,000      863,000
                                           ----------   ----------
                                            8,767,000    8,708,000
                                           ----------   ----------

Costs and expenses:
     Salaries and employee benefits         3,633,000    3,586,000
     Newsprint and printing expenses          783,000      952,000
     Commissions and other outside
      services                                984,000    1,180,000
     Postage and delivery expenses            537,000      559,000
     Depreciation and amortization            289,000      390,000
     Other, including interest expense      1,418,000    1,029,000
                                           ----------   ----------
                                            7,644,000    7,696,000
                                           ----------   ----------

Income before taxes                         1,123,000    1,012,000
Provision for income taxes                    450,000      445,000
                                           ----------   ----------
Net income                                 $  673,000   $  567,000
                                           ==========   ==========

Weighted average number of common
    shares outstanding                      1,594,652    1,615,877
Net income per share                             $.42         $.35


          See accompanying notes to consolidated financial statements.

                                    4 of 10

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)



                                                  Six months
                                                ended March 31
                                           -------------------------
                                               1997          1996
                                           -----------   -----------
Revenues:
     Advertising                           $10,474,000   $10,064,000
     Circulation                             5,675,000     5,328,000
     Advertising service fees and other      1,481,000     1,678,000
                                           -----------   -----------
                                            17,630,000    17,070,000
                                           -----------   -----------

Costs and expenses:
     Salaries and employee benefits          7,237,000     7,083,000
     Newsprint and printing expenses         1,575,000     1,989,000
     Commissions and other outside
      services                               2,125,000     2,258,000
     Postage and delivery expenses           1,157,000     1,174,000
     Depreciation and amortization             657,000       717,000
     Other, including interest expense       2,598,000     1,915,000
                                           -----------   -----------
                                            15,349,000    15,136,000
                                           -----------   -----------

Income before taxes                          2,281,000     1,934,000
Provision for income taxes                     910,000       775,000
                                           -----------   -----------
Net income                                 $ 1,371,000   $ 1,159,000
                                           ===========   ===========

Weighted average number of common
    shares outstanding                       1,597,381     1,615,877
Net income per share                              $.86          $.72


          See accompanying notes to consolidated financial statements.

                                    5 of 10

                           DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                    Six months
                                                  ended March 31
                                                  ---------------
                                               1997           1996
                                           ------------   ------------
Cash flows from operating activities:
  Net income                              $  1,371,000   $  1,159,000
  Adjustments to reconcile net income
    to net cash provided by operations:
     Depreciation and amortization             657,000        717,000
     Deferred income taxes                     (63,000)        51,000
     Discount earned on U.S. Treasury Bills    (52,000)       (25,000)
     Changes in assets and liabilities:
      (Increase) decrease in current assets
         Accounts receivable, net            1,210,000        301,000
         Inventories                            (2,000)       (62,000)
         Prepaid expenses and other assets     (18,000)       118,000
     Increase (decrease) in current
      liabilities
          Accounts payable                    (561,000)      (776,000)
          Accrued liabilities                  (98,000)      (583,000)
          Income taxes payable                 233,000        108,000
          Deferred subscription revenue          9,000        335,000
                                          ------------   ------------
               Cash provided by
                operating activities         2,686,000      1,343,000
                                          ------------   ------------
  Cash flows from investing activities:
  Net investments in U.S. Treasury Bills    (2,704,000)      (971,000)
  Capital expenditures                        (516,000)      (403,000)
                                          ------------   ------------
               Cash used for
                 investing activities       (3,220,000)    (1,374,000)
                                          ------------   ------------
Cash flows from financing activities:
  Principal payments of notes payable                -       (268,000)
  Purchase of common stock                    (448,000)             -
                                          ------------    -----------
                Cash used for
                  financing activities        (448,000)      (268,000)
                                          ------------   ------------
Increase (decrease) in cash and cash
 equivalents                                  (982,000)      (299,000)

Cash and cash equivalents:
  Beginning of period                        1,093,000        573,000
                                          ------------   ------------
  End of period                           $    111,000    $   274,000
                                          ============   ============


Interest paid during period               $          -    $    65,000
Income taxes paid during period           $    650,000    $   529,000

          See accompanying notes to consolidated financial statements.

                                    6 of 10

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

Note 2 - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1997 and September 30, 1996, the results of operations for the three- and six-month periods ended March 31, 1997 and 1996 and its cash flows for the six months ended March 31, 1997 and 1996.

     The results of operations for the six months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

                                    7 of 10

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

  Revenues were $17,630,000 and $17,070,000 for the six months ended March 31, 1997 and 1996, respectively. This increase of 3% is primarily attributable to subscription and advertising rate increases and partially offset by a decrease in public notice advertising lineage.

  During the six months ended March 31, 1997, classified advertising revenues increased by $286,000 and display advertising revenues were up by $432,000. Public notice advertising revenues decreased by $308,000 primarily resulting from decreased trustee sale notices, and we anticipate this decline to continue during this fiscal year. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 87% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 33% of the Company's total revenues. Circulation revenues increased an aggregate of $347,000. The Daily Journals accounted for about 62% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 25% of the total circulation revenues, with the other newspapers and services accounting for the balance.

  Costs and expenses increased by $213,000 (1%) from $15,136,000 to $15,349,000.
Personnel costs increased an aggregate of $154,000 (2%) primarily due to the normal annual salary adjustments. Newsprint and printing expenses decreased by $414,000 primarily because of lower newsprint costs. The increase in other expenses of $683,000 includes additional legal and bad debt expenses.

  Pretax income in the six months ended March 31, 1997 increased $347,000 (18%) to $2,281,000 from $1,934,000 in fiscal 1997. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 50% of the Company's pretax income. Net income was $1,371,000 compared to $1,159,000 in the comparible prior year period. Net income per share increased to $.86 from $.72.


Liquidity and Capital Resources

          During the six months ended March 31, 1997, the Company's cash and cash equivalent position decreased by $982,000 and the investments in U.S. Treasury Bills increased by $2,756,000. In addition, cash and cash equivalents were used for the purchase of capital assets of $516,000 and to purchase common stock for an aggregate amount of $448,000. The cash provided by operating activities of $2,686,000 included a net increase in prepayments for subscriptions of $9,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscription. The cash flows from operating activities increased by $1,343,000 during the six months ended March 31, 1997 primarily from increased net income and reduced accounts receivable. As of March 31, 1997, the Company had working capital of $9,083,000 before deducting the liability for deferred subscription revenues of $6,533,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $8.5 million at March 31, 1997, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company.

                                    8 of 10

                           DAILY JOURNAL CORPORATION

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:

     On August 25, 1995, Jeffrey Barge, an individual, filed a lawsuit captioned Barge v. Daily Journal Corporation, et al., in the Supreme Court of the State of New York. The action subsequently was removed to federal court and transferred to the United States District Court for the Central District of California. The complaint alleges, among other things, that Mr. Salzman, the Company's President, had conversations with Mr. Barge about buying a newspaper Mr. Barge owned in Seattle, Washington prior to the date on which the Company started a competing newspaper in the Seattle area, and that in doing so, Mr. Salzman caused the Company to misuse certain confidential information allegedly provided to Mr. Salzman by Mr. Barge and to engage in unfair competition. Mr. Barge also alleges that various present and former employees of the Company caused defamatory statements to be made about Mr. Barge. The complaint seeks, among other things, damages in the amount of approximately $4.6 million. The Company believes that the action is without merit and is defending it vigorously.

Item 4. Submission of Matters to a Vote of Security Holders:

     The Company's annual meeting was held on February 6, 1997. The matters submitted to a vote of security holders were the election of directors and the ratification of the appointment of Price Waterhouse LLP as independent accountants for the Company for the current fiscal year.

     Each of the nominees to the Board of directors was elected. The following votes were received as to the election of the board of directors:

                                          Votes
                            ---------------------------------

Withheld                    Broker
Nominee's Name              For         Authority   Non-Votes
-------------------------   ---------   ---------   ---------
Charles T. Munger           1,411,709       2,644           0
J. P. Guerin                1,411,654       2,699           0
Gerald L. Salzman           1,411,769       2,584           0
Donald W. Killian, Jr.      1,411,639       2,714           0
George C. Good              1,411,269       3,084           0

     Price Waterhouse was ratified as the Company's independent accountants with 1,408,906 votes in favor, 706 votes against, 4,741 abstentions and no broker non-votes.

                                    9 of 10

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

DATE:  May 9, 1997

                                   10 of 10