Form 10-Q
period 1997-06-30
DAILY JOURNAL CORP
filed 1997-08-04
CIK 783412

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

  X
 ___ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                         Commission File Number 0-14665

                           DAILY JOURNAL CORPORATION
                       ------------------------------------------
             (Exact name of registrant as specified in its charter)


South Carolina                                         95-4133299
-------------------------------------             -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


355 South Grand Ave., 34th floor
Los Angeles, California                                90071-1560
------------------------                               ----------
(Address of principal executive office)                (Zip code)

Registrant's telephone number, including area code:  (213) 624-7715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Class
----------------------------                      Outstanding at July 31, 1997
Common Stock, par value $ .01 per share           ----------------------------
                                                        1,621,870 shares


                                    1 of 10

                           DAILY JOURNAL CORPORATION



                                     INDEX



                                                                         Page Nos.

PART I Financial Information

     Item 1.  Financial statements

       Consolidated Balance Sheet -
         June 30, 1997 and September 30, 1996                                  3

       Consolidated Statement of Income -
         Three months ended June 30, 1997 and 1996                             4

       Consolidated Statement of Income -                                      5
         Nine months ended June 30, 1997 and 1996

       Consolidated Statement of Cash Flows -
         Nine months ended June 30, 1997 and 1996                              6

       Notes to Consolidated Financial Statements                              7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                           8

PART II  Other Information

     Item 1.  Legal Proceedings                                                9

     Item 6.  Exhibits and Reports on Form 8-K                                10


                                   2 of  10

                                     PART I
                          Item 1. Financial Statements
             DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                               June 30                  September 30
                                                                                1997                       1996
                                                                         ---------------              -------------
ASSETS
Current assets:
 Cash and cash equivalents                                                 $    196,000               $  1,093,000
 U.S. Treasury Bills, at cost plus discount earned                            8,907,000                  5,593,000
 Accounts receivable, less allowance for
    doubtful accounts of $700,000 and $600,000                                5,929,000                  5,433,000
 Inventories                                                                     53,000                     48,000
 Prepaid expenses and other assets                                              363,000                    329,000
 Deferred income taxes                                                          897,000                    817,000
                                                                           ------------               ------------
          Total current assets                                               16,345,000                 13,313,000
                                                                           ------------               ------------
Property, plant and equipment, at cost:
 Land, buildings and improvements                                             7,655,000                  7,648,000
 Furniture and office equipment                                               5,303,000                  4,885,000
 Machinery and equipment                                                      1,420,000                  1,447,000
                                                                           ------------               ------------
                                                                             14,378,000                 13,980,000
 Less accumulated depreciation                                               (6,301,000)                (5,599,000)
                                                                           ------------               ------------
                                                                              8,077,000                  8,381,000
Deferred income taxes                                                           313,000                    157,000
Intangible assets, at cost, less accumulated
  amortization of $363,000 and $749,000                                         310,000                    638,000
                                                                           ------------               ------------
                                                                           $ 25,045,000               $ 22,489,000
                                                                           ============               ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                          $  3,162,000               $  2,775,000
 Accrued liabilities                                                          2,808,000                  2,462,000
 Income taxes payable                                                           339,000                          -
 Deferred subscription revenue                                                6,212,000                  6,524,000
                                                                           ------------               ------------
          Total current liabilities                                          12,521,000                 11,761,000
                                                                           ------------               ------------

Shareholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
   authorized and no shares issued                                                    -                          -
 Common stock, $.01 par value, 5,000,000 shares
   authorized; 1,621,870 shares and 1,637,870
   shares respectively, outstanding                                              16,000                     16,000
 Other paid-in capital                                                        2,062,000                  2,082,000
 Retained earnings                                                           10,797,000                  8,981,000
 Less 30,429 treasury shares at cost                                           (351,000)                  (351,000)
                                                                           ------------               ------------
          Total shareholders' equity                                         12,524,000                 10,728,000
                                                                           ------------               ------------
                                                                           $ 25,045,000               $ 22,489,000
                                                                           ============               ============


          See accompanying notes to consolidated financial statements.
                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                    3 of 10

                                                                                  Three months
                                                                                  ended June 30
                                                                -------------------------------------------------
                                                                         1997                      1996
                                                                -----------------------   -----------------------
Revenues:
 Advertising                                                     $5,573,000                $5,864,000
 Circulation                                                      2,915,000                 2,811,000
 Advertising service fees and other                                 917,000                   951,000
                                                                 ----------                ----------
                                                                  9,405,000                 9,626,000
                                                                 ----------                ----------

Costs and expenses:
 Salaries and employee benefits                                   3,589,000                 3,534,000
 Newsprint and printing expenses                                    907,000                   995,000
 Commissions and other outside services                           1,128,000                 1,381,000
 Postage and delivery expenses                                      596,000                   588,000
 Depreciation and amortization                                      654,000                   353,000
 Other, including interest expense                                1,078,000                 1,485,000
                                                                 ----------                ----------
                                                                  7,952,000                 8,336,000
                                                                 ----------                ----------

Income before taxes                                               1,453,000                 1,290,000
Provision for income taxes                                          580,000                   525,000
                                                                 ----------                ----------
Net income                                                       $  873,000                $  765,000
                                                                 ==========                ==========

Weighted average number of common
    shares outstanding                                            1,591,441                 1,615,823
Net income per share                                             $      .55                $      .47



          See accompanying notes to consolidated financial statements.


                                    4 of 10

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)



                                                                                   Nine months
                                                                                  ended June 30
                                                                -------------------------------------------------
                                                                         1997                      1996
                                                                -----------------------   -----------------------
Revenues:
 Advertising                                                                $16,047,000               $15,976,000
 Circulation                                                                  8,590,000                 8,139,000
 Advertising service fees and other                                           2,398,000                 2,581,000
                                                                            -----------               -----------
                                                                             27,035,000                26,696,000
                                                                            -----------               -----------

Costs and expenses:
 Salaries and employee benefits                                              10,826,000                10,617,000
 Newsprint and printing expenses                                              2,482,000                 2,984,000
 Commissions and other outside services                                       3,253,000                 3,639,000
 Postage and delivery expenses                                                1,753,000                 1,762,000
 Depreciation and amortization                                                1,311,000                 1,070,000
 Other, including interest expense                                            3,676,000                 3,400,000
                                                                            -----------               -----------
                                                                             23,301,000                23,472,000
                                                                            -----------               -----------

Income before taxes                                                           3,734,000                 3,224,000
Provision for income taxes                                                    1,490,000                 1,300,000
                                                                            -----------               -----------
Net income                                                                  $ 2,244,000               $ 1,924,000
                                                                            ===========               ===========

Weighted average number of common
    shares outstanding                                                        1,595,401                 1,615,859
Net income per share                                                              $1.41                     $1.19



          See accompanying notes to consolidated financial statements.


                                    5 of 10

                           DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine months
                                                                                   ended June 30
                                                                ---------------------------------------------------
                                                                          1997                       1996
                                                                ------------------------   ------------------------
Cash flows from operating activities:
 Net income                                                      $2,244,000                 $  1,924,000
 Adjustments to reconcile net income
     to net cash provided by operations:
   Depreciation and amortization                                  1,311,000                    1,070,000
   Deferred income taxes                                           (236,000)                      79,000
   Discount earned on U.S. Treasury Bills                          (133,000)                     (59,000)
   Changes in assets and liabilities:
      (Increase) decrease in current assets
      Accounts receivable, net                                     (496,000)                     (17,000)
      Inventories                                                    (5,000)                     (50,000)
      Prepaid expenses and other assets                             (34,000)                      83,000
   Increase (decrease) in current liabilities
      Accounts payable                                              387,000                     (287,000)
      Accrued liabilities                                           346,000                     (373,000)
      Income taxes payable                                          339,000                       73,000
      Deferred subscription revenue                                (312,000)                     554,000
                                                                 ----------                  -----------
          Cash provided by operating activities                   3,411,000                    2,997,000
                                                                 ----------                  -----------

Cash flows from investing activities:
 Net investments in U.S. Treasury Bills                          (3,181,000)                    (971,000)
 Capital expenditures                                              (679,000)                  (1,334,000)
                                                               ------------                   ----------
          Cash used for investing activities                     (3,860,000)                  (2,305,000)
                                                               ------------                   ----------

Cash flows from financing activities:
 Principal payments of notes payable                                      -                     (725,000)
 Purchase of common stock                                          (448,000)                    (160,000)
                                                                -----------                   ----------
          Cash used for financing activities                       (448,000)                    (885,000)
                                                                -----------                   ----------

Increase (decrease) in cash and cash equivalents                   (897,000)                    (193,000)

Cash and cash equivalents:
 Beginning of period                                              1,093,000                      573,000
                                                                 ----------                 ------------
 End of period                                                   $  196,000                 $    380,000
                                                                 ==========                 ============


Interest paid during period                                      $        -                 $     92,000
Income taxes paid during period                                  $1,297,000                 $  1,061,000


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

Note 2 - Basis of Presentation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1997 and September 30, 1996, the results of operations for the three- and nine-month periods ended June 30, 1997 and 1996 and its cash flows for the nine months ended June 30, 1997 and 1996.

         The results of operations for the nine months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

                                    7 of 10

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

  Revenues were $27,035,000 and $26,696,000 for the nine months ended June 30, 1997 and 1996, respectively. This increase of 1% is primarily attributable to subscription and advertising rate increases and partially offset by a decrease in public notice advertising lineage.

  During the nine months ended June 30, 1997, classified advertising revenues increased by $444,000 and display advertising revenues were up by $186,000. Public notice advertising revenues decreased by $559,000 primarily resulting from decreased trustee sale notices, and we anticipate this decline to continue during this fiscal year. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 87% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 33% of the Company's total revenues. Circulation revenues increased an aggregate of $451,000. The Daily Journals accounted for about 62% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 24% of the total circulation revenues, with the other newspapers and services accounting for the balance.

  Costs and expenses decreased by $171,000 (1%) from $23,472,000 to $23,301,000.
Personnel costs increased an aggregate of $209,000 (2%) primarily due to the normal annual salary adjustments. Newsprint and printing expenses decreased by $502,000 primarily because of lower newsprint costs. Commissions and other outside services decreased by $386,000 primarily because of less agency sales. Depreciation and amortization expenses increased by $241,000 mainly due to the accelerated write-off of intangible assets and computer assets. The increase in other expenses of $276,000 includes additional legal expenses.

  Pretax income in the nine months ended June 30, 1997 increased $510,000 (16%) to $3,734,000 from $3,224,000 in fiscal 1997. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 47% of the Company's pretax income. Net income was $2,244,000 compared to $1,924,000 in the comparible prior year period. Net income per share increased to $1.41 from $1.19.


Liquidity and Capital Resources

     During the nine months ended June 30, 1997, the Company's cash and cash equivalent position decreased by $897,000 and the investments in U.S. Treasury Bills increased by $3,314,000. In addition, cash and cash equivalents were used for the purchase of capital assets of $679,000 and to purchase common stock for an aggregate amount of $448,000. The cash provided by operating activities of $3,411,000 included a net decrease in prepayments for subscriptions of $312,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscription. The cash flows from operating activities increased by $414,000 during the nine months ended June 30, 1997 primarily from increased net income and increased depreciation and amortization costs. As of June 30, 1997, the Company had working capital of $10,036,000 before deducting the liability for deferred subscription revenues of $6,212,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $9 million at June 30, 1997, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company.

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







                                    9 of 10

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

DATE:  August 4, 1997

                                   10 of 10