Form 10-K405
period 1997-09-30
DAILY JOURNAL CORP
filed 1997-12-16
CIK 783412

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

for the fiscal year ended September 30, 1997

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 As of December 5, 1997 the approximate aggregate market value of Daily Journal Corporation's voting stock held by nonaffiliates was $28,000,000.

 As of December 5, 1997 there were outstanding 1,621,870 shares of Common Stock of Daily Journal Corporation.

                               ----------------

 Documents incorporated by reference: Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during February 1998 are incorporated by reference into Part III.

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

                                    PART I

Item 1. Business

 The Daily Journal Corporation ("the Company") is primarily a gatherer and distributor of information through its publications and specialized information services. The Company also serves as a newspaper representative specializing in public notice advertising. Essentially all of the Company's operations are based in California, Arizona, Colorado and Washington. The Daily Journal Corporation was reincorporated in 1987 under the laws of South Carolina.

Products

 Newspapers. The Company publishes 18 newspapers of general circulation. Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus with regard to its news coverage, thereby attracting readers interested in obtaining information about that area through a newspaper format. The newspapers are based in the following cities:

      Newspaper                            Base of Publication
      ---------                            -------------------
      The Los Angeles Daily Journal        Los Angeles, California
      Daily Commerce                       Los Angeles, California
      California Real Estate Journal       Los Angeles, California
      Nevada Journal                       Los Angeles, California
      The San Francisco Daily Journal      San Francisco, California
      The Daily Recorder                   Sacramento, California
      The Inter-City Express               Oakland, California
      Marin County Court Reporter          San Rafael, California
      Orange County Reporter               Santa Ana, California
      San Jose Post-Record                 San Jose, California
      Sonoma County Daily Herald-Recorder  Santa Rosa, California
      San Diego Commerce                   San Diego, California
      Business Journal                     Riverside, California
      Antelope Valley Journal              Palmdale, California
      Washington Journal                   Seattle, Washington
      Colorado Journal                     Denver, Colorado
      Arizona Journal                      Phoenix, Arizona
      The Record Reporter                  Phoenix, Arizona

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

 The Los Angeles Daily Journal and the San Francisco Daily Journal are geared toward their respective regions, but contain much material and render much service in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 1997, the Los Angeles Daily Journal had approximately 12,900 paid subscribers and the San Francisco Daily Journal had approximately 6,700 paid subscribers as compared with a total paid subscription of 20,400 at September 30, 1996. In addition, The Daily Journals are sold on some newsstands. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 42% to subscriptions and 58% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 47% of the Company's total revenue during fiscal 1997, 48% during fiscal 1996 and 47% during fiscal 1995.

 The Daily Journals also contain the Daily Appellate Report which provides the full text of all opinions certified for publication and certain unpublished opinions by the California Supreme Court, the California Courts of Appeal, the U.S. Supreme Court, the U.S. Court of Appeals for the Ninth Circuit, the U.S. Bankruptcy Appellate Panel for the Ninth Circuit, the State Bar Court and certain opinions of the U.S. District Courts in California and the Federal Circuit Court of Appeals. Inserted in "pull-out" booklet format in the Daily Appellate Report is the monthly Court Directory, a comprehensive list of sitting judges in all California courts as well as courtroom assignments, phone numbers and courthouse addresses. The Court Directory includes "Judicial Transitions" which lists judicial appointments, elevations, confirmations, resignations, retirements and deaths. The Daily Appellate Report, indexed monthly, also includes, when such courts are in session, monthly supplements summarizing all cases pending before the U.S. Supreme Court and the California Supreme Court. The Sacramento Digest is a periodic insert which summarizes bills passing through the state legislature when it is in session. It contains summaries of the opinions of the California Attorney General, and the January issue provides a roundup of all newly effective laws.

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

 The Company publishes the Directory of California Lawyers (the "Directory"), which is updated and published semiannually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges and arbitrators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals and The Daily Recorder. In addition, there are about 7,700 directories sold at an annual rate of $26. In due course the Company plans to provide an option of subscription service for The Daily Journals at a lower price for subscribers who do not wish to receive the Directory.

 The Daily Journals are distributed primarily by mail, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange and San Diego counties receive copies by hand delivery, and additional copies are distributed through newsstands and by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $458.

 Washington Journal. The Company began publishing the weekly Washington Journal in 1992. In addition to providing general news of state and local interest, it seeks to be of special utility to lawyers and judges, with news and features somewhat similar to those of The Daily Journals including local verdicts and settlements. Summaries of federal, state and local court cases are included as a pull-out section of the newspaper. The Washington Journal, which is distributed by mail, had approximately 900 paid subscribers at September 30, 1997. The annual subscription rate is $109, and it carries classified and display advertising.

 Nevada Journal. The Company acquired the Nevada Supreme Court Reporter in 1994, and the name was changed to the Nevada Journal. Besides stories of local interest concerning the courts and legal communities, the Nevada Journal features full-text opinions issued by the Nevada Supreme Court and a list of all orders issued. Also included are summaries of federal and state supreme court opinions. Special features include local verdicts and settlements, bar examination results and articles on federal opinions. The semi-monthly Nevada Journal as of September 30, 1997 had approximately 200 subscribers. The yearly subscription rate is $120.

 Daily Commerce. Published since 1917, the Daily Commerce, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The features of the paper include default listings, probate estate sales and real estate examination applicants. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day. It had approximately 1,300 paid subscriptions at September 30, 1997. A subscription to the Daily Commerce is $199 per year, and it is distributed by mail.

 The Daily Recorder. The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it, such as administrative agency developments and lobbying. Among the regular features of The Daily Recorder are news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising. The Daily Recorder currently has approximately 1,200 paid subscribers, all of whom receive the paper by mail. The current subscription rate is $209 per year.

 The Inter-City Express. The Inter-City Express (the "Express") has been published since 1909. Published each business day, the Express covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/ San Francisco area. The Express carries both commercial and public notice advertising. The Express is mailed to its approximately 500 subscribers, and the annual subscription rate is $130.

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

 Orange County Reporter. The Orange County Reporter ("Orange Reporter") has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Orange Reporter reports local and state legal news, including the court calendars and court directories for Orange County, and carries primarily public notice advertising. The Orange Reporter is mailed every business day to approximately 1,100 paid and requester subscribers. The annual subscription rate is $79.

 San Jose Post-Record. The San Jose Post-Record (the "Post-Record") has been published since 1910. In addition to general news of local interest, the Post-Record, which is published on business days, focuses on legal and real estate news and carries commercial and public notice advertising. A yearly subscription to the Post-Record is $110. The Post-Record has approximately 300 subscribers, all of whom receive it by mail.

 Sonoma County Daily Herald-Recorder. The Sonoma County Daily Herald-Recorder (the "Herald-Recorder") has been in existence since 1899. The newspaper carries general news of local interest and is designed to be of special interest to members of the legal and real estate professions. Advertising in the newspaper consists of both public notice and commercial advertising. Its approximately 200 subscribers receive the newspaper every business day by mail, at a rate of $188 annually.

 California Real Estate Journal. The California Real Estate Journal (the "Real Estate Journal") is a monthly newspaper directed primarily to persons interested in the commercial real estate market, including real estate brokers, developers and bankers. The Real Estate Journal carries news and features such as the status of commercial projects, financial information and articles on brokers and transactions, including defaults and new financings. It carries display and classified advertising. At September 30, 1997 the California Real Estate Journal had a circulation of approximately 1,800 subscribers. The annual subscription rate is $85. The Real Estate Journal is distributed primarily by mail.

 San Diego Commerce. The San Diego Commerce is a thrice-weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves the legal and real estate professional in San Diego County. The San Diego Commerce has approximately 1,000 subscribers. The annual subscription rate is $56, covering distribution by mail.

 Business Journal. The Business Journal publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It is mailed twice weekly with about 600 paid subscribers. The annual subscription rate is $49.

 Antelope Valley Journal. Started in July 1997, the Antelope Valley Journal is a weekly newspaper carrying general news of local interest. It also serves the real estate professional in north Los Angeles County. It has a small number of paid subscribers, and the annual subscription rate is $20.

 Colorado Journal. During January 1995 the Company acquired The Public Record Corporation which published The Brief Times Reporter, The Code of Colorado Regulations and three bankruptcy reporting publications. The Code and the bankruptcy publications are now part of the Company's "Information Services". The Brief Times Reporter provided weekly the full-text and summaries of all opinions of the Colorado Supreme Court and Colorado Court of Appeals. In 1995 the Company also began publishing the weekly Colorado Journal, including the Colorado Appellate Report which provided the full-text and summaries of all the opinions of the U.S. Supreme Court, 10th U.S. Circuit Court of Appeals, and the full-text of the 10th Circuit Orders. In 1997 The Public Record Corporation was merged into the Daily Journal Corporation, and The Brief Times Reporter and the Colorado Appellate Report were consolidated in a "pull-out" booklet format that is inserted into the Colorado Journal. In addition to general news of local interest, the Colorado Journal seeks to be of special utility to lawyers and judges with news and features somewhat similar to those of The Daily Journals. It carries classified, display and public notice advertising. The Colorado Journal is mailed to approximately 800 paid subscribers and all of the judges in Colorado. The annual subscription price is $271, including taxes.

 The Record Reporter and Arizona Journal. The Record Reporter was acquired in March 1995. In addition to general news of local interest, The Record Reporter, which is published on business days, focuses on real estate news and public record information and carries primarily public notice advertising. It is mailed to approximately 200 paid subscribers. The annual subscription rate is $135 for most subscribers. In 1995 the Company also began publishing the weekly Arizona Journal including the Arizona Appellate Report which provides in a pull-out section of the newspaper summaries of the opinions of the U.S. Supreme Court, 9th U.S. Circuit Court of Appeals, the U.S. Bankruptcy Appellate Panel and summaries and full-text of the opinions of the Arizona Supreme Court and Arizona Court of Appeals. The Arizona Journal seeks to be of special utility to lawyers and judges with news and features somewhat similar to those of The Daily Journals. It carries classified and display advertising, and it is mailed to about 300 paid subscribers. The annual subscription rate is $106.

 Magazine. Since 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the "State Bar"). The magazine was published by the Company in cooperation with the State Bar until December 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is mailed free to the active members of the State Bar of California, and the magazine also has approximately 800 paid subscribers. An annual subscription to California Lawyer is $66. The termination of the contract with the State Bar and the State Bar's new publication have not had a material impact on the Company's operations.

 Information Services. The specialized information services offered by the Company have grown out of its newspaper operations, or have evolved in response to a desire for such services primarily from its newspaper subscribers.

 The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 7,600 subscribers at September 30, 1997 paying $255 per year. Court Rules reproduces court rules for certain state and federal courts in California. The Court Rules appear in two versions, one of which covers Northern California courts (eight volumes) and one of which covers Southern California courts (seven volumes). The Company updates Court Rules on a monthly basis. In addition, the company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties. In addition, the Company publishes single-volume rules for the Federal District Court in the Southern and Central District of California and California Probate Rules. In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $36 to $98 per year and volumes are normally updated or replaced whenever there are rule changes. At September 30, 1997, the Company had approximately 9,400 subscribers for its Local Rules publications. In addition, the Company publishes a two-volume, loose-leaf set of court rules for Colorado. These court rules were first distributed to the subscribers of the Colorado Journal and are now being transferred to a subscription basis.

 The Judicial Profiles services contain biographical and professional information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. The Judicial Profiles include biographical data on judges and information supplied by each judge regarding the judge's policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the five volume set for Southern California or the four volume set for Northern California. The approximately 1,100 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $399 per year. In 1997 the Company assumed certain publishing responsibilities from the King County (Washington) Bar Association Young Lawyers Division for the publishing of Judges Books for King, Pierce and Snohowish counties. The approximately 80 subscribers receive updates yearly. The annual subscription for new subscribers is $215 for the combined set.

 The Company now has four bankruptcy publications. The Fourth Circuit Bankruptcy Court Reporter, the Texas Bankruptcy Court Reporter, the Colorado Bankruptcy Court Reporter and the California Bankruptcy Reporter. These publications had an aggregate of approximately 400 subscribers at September 30, 1997. Annual subscription rates range from $199 to $316 a year. Each of these publications contains summaries and full-text bankruptcy rulings by the governing federal court of appeals, district courts, bankruptcy appellate panel and bankruptcy courts. Selected state court opinions are also summarized. The Bankruptcy Court Reporters serve the bankruptcy legal community throughout the Fourth Circuit, Texas, Colorado and California. Periodic indices are published to assist the bars in referencing applicable case law.

 The Company publishes the Code of Colorado Regulations pursuant to an agreement that extends through July 2002 with the State of Colorado. The approximately 1,800 subscribers to various sections of the Code receive updates normally on a monthly basis. Annual subscription rates range from $36 to $533.

 The Company also provides computer on-line foreclosure information to about 400 customers. This service primarily provides distressed property information, some of which also appear in some of the Company's newspapers, as well as expanded features. Consolidation of both newspapers and on-line products more effectively utilizes the costs of gathering such information.

 Advertising and Newspaper Representative. The Company's publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising. Public notice advertising consists of about 100 different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements. In 1990 the Company acquired California Newspaper Service Bureau, Inc. ("CNSB"), a state-wide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising. CNSB placed notices and other forms of advertising with adjudicated newspapers of general circulation, many of which are not owned by the Company. CNSB was liquidated as of fiscal 1995 year-end with its servicing subsequently provided by a division of the Company.

 Public notice advertising revenues and related advertising and other service fees for the Company constituted about 34% of the Company's total revenues in fiscal 1997, 37% in fiscal 1996 and 33% in fiscal 1995. In many states, including California, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues. The acquisition of CNSB, a marginal and threatened enterprise with a negative book net worth when purchased, improved the Company's ability to protect continued existence of public notice advertising. CNSB, because it serves many newspapers all over California, is the logical locus for effective representation of small newspapers before legislative bodies, and CNSB has long been effective in this role. In 1997 the California legislature defeated a bill that would have eliminated the publishing requirements for trustee sales.

 Printing. The Company's main printing facilities are located in Los Angeles, which currently are used primarily to print the Los Angeles Daily Journal including supplements, the Daily Commerce, the Post-Record, The Express, The Daily Recorder, the Orange Reporter, the Herald-Recorder, the Washington Journal, the Marin Reporter, the Real Estate Journal, the Nevada Journal, the Colorado Journal, the Arizona Journal and the monthly updates for the multi-volume sets of Court Rules. The Daily Appellate Report is printed in Los Angeles and shipped to Sacramento and San Francisco for inclusion in The Daily Recorder and the San Francisco Daily Journal. Concurrent with the Company's move to its new Los Angeles facility in 1990, the Company purchased a new printing press with color capabilities. The San Francisco Daily Journal, San Diego Commerce, the Business Journal, the Record Reporter, the Antelope Valley Journal, the Directory, the Judicial Profiles, the Bankruptcy Journals, The Code of Colorado Regulations, and certain Court Rules are printed by outside contractors. The Company has a small offset press for in-house printing of items such as legal advertising forms, letterhead and envelopes, promotional flyers and other material for its publications. This small press is operated by a local printer as an independent contractor.

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

 An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with paper suppliers. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. During 1994 and 1995 the price of paper increased substantially, and the Company was not able to pass on all the major paper price increases to its advertisers and subscribers. In 1996 and 1997 newsprint prices declined. Paper prices may fluctuate substantially in the future, and this could significantly impact income from operations.

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

 The Company receives, on a non-exclusive basis, public notice advertising from a number of agencies. Such agencies ordinarily receive a commission of 15% to 25% on their sales of advertising in Company publications. Recent developments in the foreclosure industry which places trustee sale notices may reduce the role of certain agencies in the future. Commercial advertising agencies also place advertising in Company publications and receive commissions for advertising sales.

Competition

 Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. For example, shortly before the Company purchased the San Francisco Daily Journal, Associated Newspapers, the owner of a controlling interest in a number of American law-oriented publications including the American Lawyer, purchased a law-oriented San Francisco newspaper and thereafter pursued subscribers and advertisers with more skill and determination than were employed by the former publisher. In 1989 Associated Newspapers sold a controlling interest to Time Warner Inc., the largest U.S. media company, which continued very aggressive competition, including amazingly low "price-war" type prices for multiple-copy subscriptions. In 1997 these publications were sold by Time Warner Inc. to a group headed by the investment firm of Wasserstein Perella, Inc., which subsequently also contracted to purchase National Law Publishing, publishers of the New York Law Journal, among others. All of the Company's real estate and business publications and products face strong competition from other publications and service companies.

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

 In attracting commercial advertisers, the Company competes with other newspapers and magazines, television, radio and other media, including electronic network systems for employment-related classified advertising. Factors which may affect competition for advertisers are the cost for such advertising compared with other media, and the size and characteristics of the readership of the Company's publications. The Company competes with anywhere from one serious competitor to several competing newspapers for public notice advertising revenue in all of its markets. Large metropolitan general interest newspapers normally do not carry a significant amount of legal advertising, although recently they too have solicited certain types of public notice advertising. The Company estimates its market share of public notice advertising revenues ranges from 10% to 75% in the various areas where its adjudicated newspapers are published except for Colorado where the Company's marketshare is nominal. Especially in Southern California, the Company's market share of foreclosure notices has gone down as a result of price reductions that irritate some agents that place such notices in return for commissions, and we do not anticipate that the lost market share will ever be fully regained. CNSB, a division of the Company that acts as a paid agent in soliciting public notice advertising mostly placed in publications not owned by the Company, faces competition from a number of other companies based in California, some of which specialize in placing certain types of notices.

 Commencing in 1994, the Company's California Lawyer magazine faced additional competition from a new State Bar of California publication that is discussed in the Products-Magazine section above.

 The Company's court rules publications face competition in the Southern California market as well as in Northern California. In addition, the Company expects increased competition from on-line and CD-ROM court rules services. While subscriptions to the multi-volume Court Rules have declined during fiscal 1997, this was primarily offset by an increase in subscriptions to the Company's individual Local Rules volumes. The Company's Judicial Profile services have direct competition and also indirect competition, since some of the same information is available through other sources.

 The pricing of the Company's products is reviewed every year. Subscription price increases have in recent years exceeded inflation, as have advertising rate increases.

Employees

 The Company employs approximately 320 full-time employees and about 70 part-time employees. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

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

Inflation

 The effects of inflation are not significantly any more or less adverse on the Company's businesses than they are on other publishing companies. The Company has experienced the effects of inflation primarily through increases in costs of personnel, newsprint, postage and services. These costs have generally been offset by periodic price increases for advertising and subscription rates, but with frequent exceptions during several years when the Company has experienced substantial increases in postage and newsprint expenses and additional costs related to acquisitions. During 1997 newsprint prices declined. Recent reductions in classified advertising lineage, particularly in the "help-wanted" category, have prevented full recovery of other cost increases.

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

Name                         Age       Principal Occupation Last Five Years
----                         ---       ------------------------------------
Ira A. Marshall, Jr.........  74 Secretary of the Company since 1977; Mr.
                                 Marshall is a private investor and businessman
                                 making investments for his own account and is a
                                 Trustee of Mesabi Trust, which collects and
                                 distributes royalties from the Mesabi Trusts
                                 interests in mining properties.

Item 2. Properties

 The Company owns office and printing facilities in Los Angeles, office and storage facilities in Sacramento and Phoenix and leases space for its other offices under operating leases which expire at various dates through 2000.

 The Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, of which approximately 75% is devoted to office space and the remainder houses printing and production equipment and facilities. In 1996 the Company purchased about 40,000 square feet of land near the Los Angeles facility, and after improvements, this will be used, at least in the near term, for additional parking. The Company owns two buildings aggregating about 9,500 square feet in Sacramento, which provide space for its offices and storage. The Phoenix property is a single story, 9,700 square foot building constructed in 1988, of which approximately 2,300 square feet are devoted to office space and the remainder houses production equipment and storage, some of which is used by a printing company which prints The Record Reporter.

 In San Francisco, the Company leases approximately 10,800 square feet of office space under a lease expiring in 1998. In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years remaining duration.

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

Item 4. Submission of Matters to a Vote of Security Holders

 No matters were submitted to a vote of shareholders during the last quarter of the Company's fiscal year ended September 30, 1997.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

 The following table sets forth the sales prices of the Company's common stock for the periods indicated. Quotations are as reported by Nasdaq, the automated quotation system of the National Association of Securities Dealers, Inc.

                                                                     High   Low
                                                                     ----- -----
     Fiscal 1996
       Quarter ended December 31, 1995.............................. 49    31
       Quarter ended March 31, 1996................................. 43.5  31
       Quarter ended June 30, 1996.................................. 33    24.5
       Quarter ended September 30, 1996............................. 31    25
                                                                     High   Low
                                                                     ----- -----
     Fiscal 1997
       Quarter ended December 31, 1996.............................. 33.5  28
       Quarter ended March 31, 1997................................. 31.5  27.5
       Quarter ended June 30, 1997.................................. 34.25 29
       Quarter ended September 30, 1997............................. 44.5  32.38

 As of December 5, 1997 there were approximately 1,800 holders of record of the Company's common stock, and the last trade was at $38.50 per share.

 The Company did not declare or pay any dividends during fiscal 1996 or 1997. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company's earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

 From time to time, the Company has purchased shares, including treasury shares, of its Common Stock and may continue to do so. See Note 2 to consolidated financial statements. Stock purchases are made primarily to reduce dilution of earnings per share caused by the deferred management incentive plan under which selected employees are given, subject to certain conditions, supplemental compensation tied to future pre-tax earnings. During fiscal 1997 the Company purchased 16,000 shares of Common Stock at an average price per share of $28.

Item 6. Selected Financial Data

 The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 1997. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included herein.

                                        Fiscal Year Ended September 30
                                    -----------------------------------------
                                     1997    1996    1995     1994     1993
                                    ------- ------- -------  -------  -------
                                         (Dollar amounts in thousands,
                                           except per share amounts)
Consolidated Statement of Income
Data:
Revenues
  Advertising...................... $21,454 $21,423 $20,254  $18,801  $17,364
  Circulation......................  11,506  10,951  10,686   10,031    9,413
  Advertising service fees and
   other...........................   3,436   3,595   3,638    4,502    4,546
                                    ------- ------- -------  -------  -------
                                     36,396  35,969  34,578   33,334   31,323
                                    ------- ------- -------  -------  -------
Costs and expenses
  Salaries and employee benefits...  14,749  14,438  14,202   13,539   13,631
  Newsprint and printing expenses..   3,424   3,886   4,084    3,362    3,278
  Commissions and other outside
   services........................   4,299   4,793   4,553    4,197    3,874
  Postage and delivery costs.......   2,316   2,364   2,461    2,314    2,408
  Depreciation and amortization....   1,897   1,837   2,078    2,325    1,799
  Other, including interest
   expense.........................   4,693   4,286   3,759    3,921    3,922
                                    ------- ------- -------  -------  -------
                                     31,378  31,604  31,137   29,658   28,912
                                    ------- ------- -------  -------  -------
Income before taxes................   5,018   4,365   3,441    3,676    2,411
Provision for income taxes.........   2,000   1,800   1,400    1,500    1,200
                                    ------- ------- -------  -------  -------
Net income......................... $ 3,018 $ 2,565 $ 2,041  $ 2,176  $ 1,211
                                    ------- ------- -------  -------  -------
Net income per share............... $  1.89 $  1.59 $  1.26  $  1.34  $   .73
                                    ======= ======= =======  =======  =======
                                                 September 30
                                    -----------------------------------------
                                     1997    1996    1995     1994     1993
                                    ------- ------- -------  -------  -------
Consolidated Balance Sheet Data:
Working capital as conventionally
 reported.......................... $ 4,763 $ 1,552 $  (166) $  (922) $(2,927)
Working capital before deductions
 of specified items (1)............  11,165   8,076   5,632    4,757    2,324
Total assets.......................  25,967  22,489  20,752   19,932   18,077
Management termination fee pay-
 able..............................     --      --      --        20       55
Long term notes payable............     --      --      725    1,264    2,300
Shareholders' equity...............  13,298  10,728   8,377    6,489    4,313

(1) Before deducting for each of the five years the liability for deferred subscription revenue which will be earned within one year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

1997 Compared to 1996

 Revenues were $36,396,000 and $35,969,000 for fiscal years 1997 and 1996, respectively. This increase of 1% is primarily attributable to subscription and advertising rate increases and partially offset by a decrease in public notice advertising lineage.

 During fiscal 1997, classified advertising revenues increased by $549,000, and display advertising revenues were up by $367,000 including revenues from a legal conference. Public notice advertising revenues decreased by $885,000 primarily resulting from decreased trustee sale notices, and we anticipate this decline to continue because of a combination of lower prices and lower volume. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 86% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 34% of the Company's total revenues. Circulation revenues increased an aggregate of $555,000. The Daily Journals accounted for about 62% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 24% of the total circulation revenues, with the other newspapers and services accounting for the balance.

 Costs and expenses decreased by $226,000 (1%) from $31,604,000 to $31,378,000. Personnel costs increased an aggregate of $311,000 (2%) primarily due to the normal annual salary adjustments. Newsprint and printing expenses decreased by $462,000 primarily because of lower newsprint costs. Commissions and other outside services decreased by $494,000 primarily because of less agency sales of trustee sale notices. Depreciation and amortization expenses increased by $60,000 mainly due to the accelerated write-off of intangible assets and computer assets. The increase in other expenses of $407,000 includes additional legal expenses, partially offset by a decrease in bad debt expenses.

 Pretax income in fiscal 1997 increased $653,000 (15%) to $5,018,000 from $4,365,000 in fiscal 1996. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 60% of the Company's pretax income. Net income in fiscal 1997 was $3,018,000 compared to $2,565,000 in the prior year. Net income per share increased to $1.89 from $1.59.

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

 Costs and expenses increased by $468,000 (2%) from $31,137,000 to $31,605,000 including $829,000 from recent acquisitions. Personnel costs increased an aggregate of $292,000 of which $299,000 resulted from recent acquisitions. Newsprint and printing expenses decreased by $198,000 primarily because of lower newsprint costs. Commissions and other outside services increased by $240,000 primarily because of commissions paid on additional agency public notice sales. Depreciation and amortization expenses decreased by $241,000 mainly due to more assets becoming fully depreciated and partially offset by the amortization of costs of recent acquisitions. The increase in other expenses of $527,000 primarily includes additional legal and bad debt expenses.

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

Liquidity and Capital Resources

 During fiscal 1997, the Company's cash and cash equivalent position decreased by $820,000, and the investments in U.S. Treasury Bills increased by $4,239,000. In addition, cash and cash equivalents were used for the purchase of capital assets of $1,182,000 and to purchase common stock for an aggregate amount of $448,000. The cash provided by operating activities of $4,969,000 included a net decrease in prepayments for subscriptions of $122,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscription. The cash flows from operating activities decreased by $1,461,000 during fiscal 1997 primarily from increases in accounts receivable and a decrease in prepaid items. As of September 30, 1997, the Company had working capital of $11,165,000 before deducting the liability for deferred subscription revenues of $6,402,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $10 million at September 30, 1997, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company.

 The Company completed in 1990 a new Los Angeles office and printing facility. This had been financed by a bank term loan which was paid off in 1996. In April 1996 the Company purchased land near the Los Angeles facility, and after improvements, this will be used, at least in the near term, for additional parking.

Item 8. Financial Statements and Supplementary Data

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEET

                                                           September 30
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
ASSETS
Current assets:
 Cash and cash equivalents........................... $   273,000  $ 1,093,000
 U.S. Treasury Bills, at cost plus discount earned...   9,832,000    5,593,000
 Accounts receivable, less allowance for doubtful
  accounts of $700,000 and $600,000 .................   6,073,000    5,433,000
 Inventories.........................................      58,000       48,000
 Prepaid expenses and other assets...................     160,000      329,000
 Deferred income taxes...............................   1,036,000      817,000
                                                      -----------  -----------
    Total current assets.............................  17,432,000   13,313,000
                                                      -----------  -----------
Property, plant and equipment, at cost:
 Land, buildings and improvements....................   7,763,000    7,648,000
 Furniture and office equipment......................   5,468,000    4,885,000
 Machinery and equipment.............................   1,342,000    1,447,000
                                                      -----------  -----------
                                                       14,573,000   13,980,000
 Less accumulated depreciation.......................  (6,451,000)  (5,599,000)
                                                      -----------  -----------
                                                        8,122,000    8,381,000
Deferred income taxes................................     231,000      157,000
Intangible assets, at cost, less accumulated
amortization of
$491,000 and $749,000................................     182,000      638,000
                                                      -----------  -----------
                                                      $25,967,000  $22,489,000
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................... $ 2,947,000  $ 2,775,000
 Accrued liabilities.................................   3,046,000    2,462,000
 Income taxes........................................     274,000      --
 Deferred subscription revenue.......................   6,402,000    6,524,000
                                                      -----------  -----------
    Total current liabilities........................  12,669,000   11,761,000
                                                      -----------  -----------
Commitments and contingencies (note 5)...............     --           --
Shareholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
  authorized and
 no shares issued....................................     --           --
 Common stock, $.01 par value, 5,000,000 shares
  authorized;
 1,621,870 shares and 1,637,870 shares, respectively,
  outstanding........................................      16,000       16,000
 Other paid-in capital...............................   2,062,000    2,082,000
 Retained earnings...................................  11,571,000    8,981,000
 Less 30,429 treasury shares, at cost................    (351,000)    (351,000)
                                                      -----------  -----------
    Total shareholders' equity.......................  13,298,000   10,728,000
                                                      -----------  -----------
                                                      $25,967,000  $22,489,000
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

                                                   Year ended September 30
                                             -----------------------------------
                                                1997        1996        1995
                                             ----------- ----------- -----------
Revenues:
 Advertising................................ $21,454,000 $21,423,000 $20,254,000
 Circulation................................  11,506,000  10,951,000  10,686,000
 Advertising service fees and other.........   3,436,000   3,595,000   3,638,000
                                             ----------- ----------- -----------
                                              36,396,000  35,969,000  34,578,000
                                             ----------- ----------- -----------
Costs and expenses:
 Salaries and employee benefits.............  14,749,000  14,438,000  14,202,000
 Newsprint and printing expenses............   3,424,000   3,886,000   4,084,000
 Commissions and other outside services.....   4,299,000   4,793,000   4,553,000
 Postage and delivery expenses..............   2,316,000   2,364,000   2,461,000
 Depreciation and amortization..............   1,897,000   1,837,000   2,078,000
 Other, including interest expense..........   4,693,000   4,286,000   3,759,000
                                             ----------- ----------- -----------
                                              31,378,000  31,604,000  31,137,000
                                             ----------- ----------- -----------
Income before taxes.........................   5,018,000   4,365,000   3,441,000
Provision for income taxes..................   2,000,000   1,800,000   1,400,000
                                             ----------- ----------- -----------
Net income.................................. $ 3,018,000 $ 2,565,000 $ 2,041,000
                                             =========== =========== ===========
Net income per share........................ $      1.89 $      1.59 $      1.26
                                             =========== =========== ===========

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                     Other                                 Total
                          Common    Paid-in     Retained    Treasury   Shareholders'
                           Stock    Capital     Earnings      Stock        Eqity
                          -------  ----------  -----------  ---------  -------------
Balance at September 30,
1994....................  $17,000  $2,102,000  $ 4,721,000  $(351,000)  $ 6,489,000
Net income..............                         2,041,000                2,041,000
Purchase of common
stock...................   (1,000)     (9,000)    (143,000)                (153,000)
                          -------  ----------  -----------  ---------   -----------
Balance at September 30,
1995....................   16,000   2,093,000    6,619,000   (351,000)    8,377,000
Net income..............                         2,565,000                2,565,000
Purchase of common
stock...................              (11,000)    (203,000)                (214,000)
                          -------  ----------  -----------  ---------   -----------
Balance at September 30,
1996....................   16,000   2,082,000    8,981,000   (351,000)   10,728,000
Net income..............                         3,018,000                3,018,000
Purchase of common
stock...................              (20,000)    (428,000)                (448,000)
                          -------  ----------  -----------  ---------   -----------
Balance at September 30,
1997....................  $16,000  $2,062,000  $11,571,000  $(351,000)  $13,298,000
                          =======  ==========  ===========  =========   ===========

          See accompanying notes to consolidated financial statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Year ended September 30
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Cash flows from operating activities:
  Net income............................... $3,018,000  $2,565,000  $2,041,000
  Adjustments to reconcile net income to
   net cash
  provided by operations:
    Depreciation and amortization..........  1,897,000   1,837,000   2,078,000
    Deferred income taxes..................   (293,000)    199,000     185,000
    Discount earned on U.S. Treasury
     Bills.................................    (80,000)    (35,000)    (13,000)
    Loss (gain) on sales of capital
     assets................................        --        1,000      (2,000)
    Changes in assets and liabilities:
    (Increase) decrease in current assets
    Accounts receivable, net...............   (640,000)  1,098,000    (457,000)
    Inventories............................    (10,000)     69,000     (23,000)
    Prepaid expenses and other assets......    169,000      49,000    (110,000)
    Increase (decrease) in current
     liabilities
    Accounts payable.......................    172,000     285,000    (207,000)
    Accrued liabilities....................    584,000    (364,000)   (425,000)
    Income taxes payable...................    274,000         --          --
    Deferred subscription revenue..........   (122,000)    726,000     119,000
                                            ----------  ----------  ----------
    Cash provided by operating activities..  4,969,000   6,430,000   3,186,000
                                            ----------  ----------  ----------
Cash flows from investing activities:
  Net investments in U.S. Treasury Bills... (4,159,000) (2,624,000) (1,442,000)
  Capital expenditures including
   acquisitions............................ (1,182,000) (1,811,000) (2,531,000)
                                            ----------  ----------  ----------
    Cash used for investing activities..... (5,341,000) (4,435,000) (3,973,000)
                                            ----------  ----------  ----------
Cash flows from financing activities:
  Principal payments under management
   termination fee
    payable and notes payable..............        --   (1,261,000)   (555,000)
  Purchase of common stock.................   (448,000)   (214,000)   (153,000)
                                            ----------  ----------  ----------
    Cash used for financing activities.....   (448,000) (1,475,000)   (708,000)
                                            ----------  ----------  ----------
(Decrease) increase in cash and cash
equivalents................................   (820,000)    520,000  (1,495,000)
Cash and cash equivalents:
  Beginning of year........................  1,093,000     573,000   2,068,000
                                            ----------  ----------  ----------
  End of year.............................. $  273,000  $1,093,000  $  573,000
                                            ----------  ----------  ----------
Interest paid during year.................. $      --   $  102,000  $  169,000
Income taxes paid during year.............. $1,930,000  $1,604,000  $1,302,000

          See accompanying notes to consolidated financial statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND OPERATIONS

 The Daily Journal Corporation ("the Company") is primarily a gatherer and distributor of information through its publications and specialized information services. In addition, the Company serves as a newspaper representative specializing in public notice advertising. Essentially all of the Company's operations are based in California, Arizona, Colorado and Washington. The Daily Journal Corporation was reincorporated in 1987 under the laws of South Carolina.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation: The consolidated financial statements include the accounts of the Daily Journal Corporation and its wholly-owned subsidiary which was merged into the Company in 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

 Supplemental Employee Compensation Plan: In fiscal 1987 the Company implemented a Plan for Supplemental Employee Compensation that entitles an employee to participate in pre-tax earnings of the Company for the lesser of
(i) ten years or (ii)) as long as that employee remains employed or is in retirement following employment to age 65. Non-negotiable certificates of employee participant interests entitled employees to receive 11.28% (amounting to about $640,000) of income before taxes and supplemental compensation expenses in fiscal year 1997, 10.59% (amounting to about $518,000) in fiscal 1996 and 9.55% (amounting to about $363,000) in fiscal 1995. In addition, the employee holders of certificates are entitled to receive the same percentage of pre-tax earnings in each of the next nine years subsequent to the year of the grant of the certificate provided they remain employed or are in retirement following employment to age 65.

 Treasury stock and net income per common share: As of September 30, 1997 and 1996 the Company owned 30,429 of the 599,409 units of a limited partnership that has no known liabilities and owns as its sole asset 599,409 shares of common stock of Daily Journal Corporation. This investment, at a total cost of $351,00, is considered treasury stock and is excluded from the calculation of weighted average shares. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,594,403 for 1997, 1,612,766 for 1996 and 1,620,406 for 1995.

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

 Accounting for Long-Lived assets: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 established accounting standards for the impairment of long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS No. 121 requires that certain long-lived assets be reported at the lower of the carrying amount or fair value less cost to sell. The Company has adopted SFAS No. 121 effective October 1, 1996, as required, and there was no significant impact on its financial position or results of operations.

3. INCOME TAXES

 The provision for income taxes consists of the followings:

                                                  1997        1996       1995
                                               ----------  ---------- ----------
      Current:
        Federal............................... $1,827,000  $1,252,000 $  955,000
        State.................................    459,000     324,000    250,000
                                               ----------  ---------- ----------
                                                2,286,000   1,576,000  1,205,000
                                               ----------  ---------- ----------
      Deferred:
        Federal...............................   (234,000)    166,000    155,000
        State.................................    (52,000)     58,000     40,000
                                               ----------  ---------- ----------
                                                 (286,000)    224,000    195,000
                                               ----------  ---------- ----------
                                               $2,000,000  $1,800,000 $1,400,000
                                               ==========  ========== ==========

 The deferred income tax provision (tax benefit) which results from temporary differences in the recognition of revenues and expense for tax and financial reporting purposes, includes (i) the amounts related to provisions for accrued liabilities not deductible for tax purposes until paid of ($147,000), $167,000 and $133,000, (ii) the amounts related to the allowance for doubtful accounts not deductible until the accounts receivable become worthless for tax purposes of ($40,000), $0 and $163,000 in 1997, 1996 and 1995, respectively, plus (iii)
the amount of tax depreciation and amortization (under) over book depreciation of ($46,000), $42,000 and ($119,000) in 1997, 1996, and 1995, respectively.

  At September 30, 1997, the Company had net operating loss carry-forwards of approximately $168,000 that are available in segments over the next seven years to reduce future provisions for income taxes.

 The difference between the statutory federal income tax rate and the Company's effective rate is summarized below:

                                                               1997  1996  1995
                                                               ----  ----  ----
       Statutory federal income tax rate...................... 34.0% 34.0% 34.0%
       State franchise taxes (net of
       federal tax benefit) ..................................  5.3   5.8   5.5
       Other, net, including amortization of goodwill.........  0.6   1.4   1.2
                                                               ----  ----  ----
        Effective tax rate.................................... 39.9% 41.2% 40.7%
                                                               ====  ====  ====

 The Company's deferred income tax assets were comprised of the following at September 30, 1997, 1996 and 1995, respectively:

                                                    1997      1996      1995
                                                 ---------- -------- ----------
      Deferred tax assets attributable to:
        Accrued liabilities, including
        vacation pay accrual and
        litigation reserves not yet
        deductible.............................. $  638,000 $479,000 $  650,000
        Bad debt reserves not yet deductible....    303,000  260,000    260,000
        Depreciation and amortization...........    187,000  137,000    180,000
        Other, net..............................    140,000   98,000     83,000
                                                 ---------- -------- ----------
                                                 $1,268,000 $974,000 $1,173,000
                                                 ========== ======== ==========

4. ACQUISITIONS

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

5. COMMITMENTS AND CONTINGENCIES

 The Company owns office and printing facilities in Los Angeles, office and storage facilities in Sacramento and Phoenix and leases space for its other offices under operating leases which expire at various dates through 2000. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.

 Future minimum rental payments required under the above operating leases at September 30, 1997 are as follows:

               Year ending
              September 30          Commitments
              ------------          -----------
                1998...............  $325,000
                1999...............    89,000
                2000...............    21,000
                                     --------
                                     $435,000
                                     ========

 Rental expenses for the fiscal years 1997, 1996 and 1995 were $460,000, $456,000 and $445,000, respectively.

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

6. RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

                                                  First  Second   Third  Fourth
                                                 quarter quarter quarter quarter
                                                 ------- ------- ------- -------
                                                 (in thousands except per share
                                                            amounts)
      1997
       Revenues................................. $8,863  $8,767  $9,405  $9,361
       Costs and expenses.......................  7,705   7,644   7,952   8,077
       Income before taxes......................  1,158   1,123   1,453   1,284
       Net income...............................    698     673     873     774
       Net income per share.....................    .44     .42     .55     .48
      1996
       Revenues................................. $8,362  $8,708  $9,626  $9,273
       Costs and expenses.......................  7,440   7,696   8,336   8,132
       Income before taxes......................    922   1,012   1,290   1,141
       Net income...............................    592     567     765     641
       Net income per share.....................    .37     .35     .47     .40

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

 None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

 The information set forth in the tables, the notes thereto, and the paragraphs under the caption "Election of Directors-Directors," in the Company's Proxy Statement for Annual Meeting of Shareholders to be held on or about February 9, 1998 (the "Proxy Statement"), is incorporated herein by reference. The information set forth under Item 1 of this Form 10-K under the caption "Executive Officers of Registrant" is also incorporated herein by reference.

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

                                    PART IV

Item 14(a). Exhibits, Financial Statements, Financial Statement Schedules, and
            Report on Form 8-K

 The following documents are filed as part of this Report:

(1)   Consolidated Financial Statements:

      Report of Independent Accountants

      Consolidated Balance Sheet at September 30, 1997 and 1996

      Consolidated Statement of Income for each of the three years in the period ended September 30, 1997

      Consolidated Statement of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 1997

      Consolidated Statement of Cash Flows for each of the three years in the period ended September 30, 1997

      Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules for the three years ended September 30, 1997:

      II Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

 3.1  Articles of Incorporation of Daily Journal Corporation, as amended. ( *)

 3.2  Bylaws of Daily Journal Corporation. (+)

10.5 Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation ("DJC") Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC, Based on Pre-Tax Earnings of Common Shares of DJC. (*)(++)

10.6 Resolution of Board of Directors of Daily Journal dated November 7, 1985, pursuant to which Daily Journal Company assumed certain liabilities of New America Fund, Inc. (*)

10.8 Lease dated March 12, 1987 between Daily Journal Company and Calfox, Inc., as Managing Agent, including Amendments One through Four thereto. (+)

21.0  Subsidiary of Daily Journal Corporation. (+)

(*) Filed as an Exhibit bearing the same number to the Annual Report of Form 10-K on the Company for the year ended September 30, 1993.

(+) Filed as an Exhibit bearing the same number to the Annual Report of Form 10-K on the Company for the year ended September 30, 1994.

(++)  Management Compensatory Plan.

Item 14(b). Reports on Form 8-K

 No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended September 30, 1997.

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Daily Journal Corporation

                                          By     /s/ Gerald L. Salzman
                                            ___________________________________
                                                    Gerald L. Salzman
                                                        President

Date:  December 10, 1997

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

      /s/ Charles T. Munger          Chairman of the Board         December 10, 1997
____________________________________
         Charles T. Munger

      /s/ Gerald L. Salzman          President, Treasurer,         December 10, 1997
____________________________________  Chief Financial Officer,
         Gerald L. Salzman            Principal Accounting
                                      Officer
                                      and Director

         /s/ J.P. Guerin             Director                      December 10, 1997
____________________________________
            J.P. Guerin

                                     Director
____________________________________
       Donald W. Killian, Jr.

                                     Director
____________________________________
           George C. Good

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
of the Daily Journal Corporation

 In our opinion, the consolidated financial statements listed in the index appearing under Items 14(a)(1) and (2) on page 24 present fairly, in all material respects, the financial position of the Daily Journal Corporation and its wholly owned subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Los Angeles, California
December 5, 1997

                           DAILY JOURNAL CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions   Accounts   Balance
                                       Balance at Charged to  Charged     at End
                                       Beginning  Costs and   off less      of
Description                            of Period   Expenses  Recoveries   Period
-----------                            ---------- ---------- ----------  --------
1997
 Allowance for doubtful accounts...... $  600,000  $339,000  $(239,000)  $700,000
                                       ==========  ========  =========   ========
1996
 Allowance for doubtful accounts...... $  600,000  $732,000  $(732,000)  $600,000
                                       ==========  ========  =========   ========
1995
 Allowance for doubtful accounts...... $1,000,000  $294,000  $(694,000)  $600,000
                                       ==========  ========  =========   ========