Form 10-Q
period 1997-12-31
DAILY JOURNAL CORP
filed 1998-02-12
CIK 783412

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                         Commission File Number 0-14665

                           DAILY JOURNAL CORPORATION
                  ------------------------------------------
             (Exact name of registrant as specified in its charter)


South Carolina                                         95-4133299
------------------------------                    -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


355 South Grand Ave., 34th floor
Los Angeles, California                                90071-1560
-----------------------                                ----------
(Address of principal executive office)                (Zip code)

Registrant's telephone number, including area code:  (213) 624-7715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                          Outstanding at January 31, 1998
 --------------------------------------         -------------------------------
Common Stock, par value $ .01 per share                1,621,870 shares

                                    1 of 9

                           DAILY JOURNAL CORPORATION



                                     INDEX



                                                            Page Nos.

PART I Financial Information

     Item 1.  Financial statements

       Consolidated Balance Sheet -
         December 31, 1997 and September 30, 1997            3

       Consolidated Statement of Income -
         Three months ended December 31, 1997 and 1996       4

       Consolidated Statement of Cash Flows -
         Three months ended December 31, 1997 and 1996       5

       Notes to Consolidated Financial Statements            6

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations         7

PART II  Other Information

     Item 1.  Legal Proceedings                              8

     Item 6.  Exhibits and Reports on Form 8-K               9

                                    2 of 9

                                     PART I
                          Item 1. Financial Statements
             DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                      December 31                September 30
                                                                          1997                       1997
                                                                ------------------------   ------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                 $     59,000               $    273,000
 U.S. Treasury Bills, at cost plus discount earned                           10,396,000                  9,832,000
 Accounts receivable, less allowance for
    doubtful accounts of $700,000                                             5,581,000                  6,073,000
 Inventories                                                                     83,000                     58,000
 Prepaid expenses and other assets                                              231,000                    160,000
 Deferred income taxes                                                          911,000                  1,036,000
                                                                           ------------               ------------
          Total current assets                                               17,261,000                 17,432,000
                                                                           ------------               ------------
Property, plant and equipment, at cost:
 Land, buildings and improvements                                             7,763,000                  7,763,000
 Furniture and office equipment                                               5,277,000                  5,468,000
 Machinery and equipment                                                      1,338,000                  1,342,000
                                                                           ------------               ------------
                                                                             14,378,000                 14,573,000
 Less accumulated depreciation                                               (6,381,000)                (6,451,000)
                                                                           ------------               ------------
                                                                              7,997,000                  8,122,000
Deferred income taxes                                                           153,000                    231,000
Intangible assets, at cost, less accumulated
  amortization of $479,000 and $491,000                                         163,000                    182,000
                                                                           ------------               ------------
                                                                           $ 25,574,000               $ 25,967,000
                                                                           ============               ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                          $  2,597,000               $  2,947,000
 Accrued liabilities                                                          2,204,000                  3,046,000
 Income taxes                                                                   551,000                    274,000
 Deferred subscription revenue                                                6,192,000                  6,402,000
                                                                           ------------               ------------
          Total current liabilities                                          11,544,000                 12,669,000
                                                                           ------------               ------------

Shareholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
   authorized and no shares issued                                                    -                          -
 Common stock, $.01 par value, 5,000,000 shares
       authorized; 1,621,870 shares, outstanding                                 16,000                     16,000
 Other paid-in capital                                                        2,062,000                  2,062,000
 Retained earnings                                                           12,303,000                 11,571,000
 Less 30,429 treasury shares at cost                                           (351,000)                  (351,000)
                                                                           ------------               ------------
          Total shareholders' equity                                         14,030,000                 13,298,000
                                                                           ------------               ------------
                                                                           $ 25,574,000               $ 25,967,000
                                                                           ============               ============


         See accompanying notes to consolidated financial statements.

                                    3 of 9

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                                  Three months
                                                                                ended December 31
                                                                                -----------------
                                                                         1997                      1996
                                                                -----------------------   -----------------------
Revenues:
 Advertising                                                                 $4,968,000                $5,139,000
 Circulation                                                                  2,906,000                 2,950,000
 Advertising service fees and other                                             813,000                   774,000
                                                                             ----------                ----------
                                                                              8,687,000                 8,863,000
                                                                             ----------                ----------

Costs and expenses:
 Salaries and employee benefits                                               3,782,000                 3,604,000
 Newsprint and printing expenses                                                849,000                   792,000
 Commissions and other outside services                                       1,033,000                 1,141,000
 Postage and delivery expenses                                                  600,000                   620,000
 Depreciation and amortization                                                  417,000                   368,000
 Other                                                                          789,000                 1,180,000
                                                                             ----------                ----------
                                                                              7,470,000                 7,705,000
                                                                             ----------                ----------

Income before taxes                                                           1,217,000                 1,158,000
Provision for income taxes                                                      485,000                   460,000
                                                                             ----------                ----------
Net income                                                                   $  732,000                $  698,000
                                                                             ==========                ==========

Weighted average number of common
    shares outstanding                                                        1,591,441                 1,600,050
Net income per share                                                               $.46                      $.44



          See accompanying notes to consolidated financial statements.

                                    4 of 9

                           DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                   Three months
                                                                                 ended December 31
                                                                                 -----------------
                                                                          1997                       1996
                                                                ------------------------   ------------------------
Cash flows from operating activities:
 Net income                                                                  $  732,000               $    698,000
 Adjustments to reconcile net income
     to net cash provided by operations:
   Depreciation and amortization                                                417,000                    368,000
   Deferred income taxes                                                        203,000                    (51,000)
   Discount earned on U.S. Treasury Bills                                      (157,000)                  (105,000)
   Changes in assets and liabilities:
      (Increase) decrease in current assets
      Accounts receivable, net                                                  492,000                  1,183,000
      Inventories                                                               (25,000)                     8,000
      Prepaid expenses and other assets                                         (71,000)                    32,000
   Increase (decrease) in current liabilities
      Accounts payable                                                         (350,000)                  (573,000)
      Accrued liabilities                                                      (842,000)                  (319,000)
      Income taxes                                                              277,000                    416,000
      Deferred subscription revenue                                            (210,000)                   (21,000)
                                                                             ----------               ------------
          Cash provided by operating activities                                 466,000                  1,636,000
                                                                             ----------               ------------

Cash flows from investing activities:
 Net investments in U.S. Treasury Bills                                        (407,000)                (1,235,000)
 Capital expenditures                                                          (273,000)                  (187,000)
                                                                             ----------               ------------
          Cash used for investing activities                                   (680,000)                (1,422,000)
                                                                             ----------               ------------

Cash flows from financing activities:
 Purchase of common stock                                                             -                   (280,000)
                                                                             ----------               ------------
          Cash used for financing activities                                          -                   (280,000)
                                                                             ----------               ------------

(Decrease) increase in cash and cash equivalents                               (214,000)                   (66,000)

Cash and cash equivalents:
 Beginning of period                                                            273,000                  1,093,000
                                                                             ----------               ------------
 End of period                                                               $   59,000               $  1,027,000
                                                                             ==========               ============


Income taxes paid during period                                              $    4,000               $      5,000


          See accompanying notes to consolidated financial statements.

                                    5 of 9

                           DAILY JOURNAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1 - The Corporation and Operations:

     The Company publishes newspapers in California, Washington, Arizona, Colorado and Nevada and the California Lawyer magazine and produces several specialized information services. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. Essentially all of the Company's operations are based in California, Arizona, Colorado and Washington.

Note 2 - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of December 31, 1997 and September 30, 1997, the results of operations for the three-month periods ended December 31, 1997 and 1996 and its cash flows for the three months ended December 31, 1997 and 1996.

     The results of operations for the three months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

                                    6 of 9

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

  Revenues were $8,687,000 and $8,863,000 for the three months ended December 31, 1997 and 1996, respectively. This decrease of 2% is primarily due to the decline in revenues from publishing foreclosure notices, partially offset by a small increase in classified advertising lineage and the subscription and advertising rate increases.

  During the three months ended December 31, 1997, classified advertising revenues increased by $219,000 and display advertising revenues were up by $42,000. Public notice advertising revenues decreased by $432,000 primarily resulting from decreased foreclosure notices, and we anticipate this decline to continue. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 30% of the Company's total revenues. Circulation revenues decreased an aggregate of $44,000. The Daily Journals accounted for about 64% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 23% of the total circulation revenues, with the other newspapers and services accounting for the balance.

  Costs and expenses decreased by $235,000 (3%) from $7,705,000 to $7,470,000. Personnel costs increased an aggregate of $178,000 (5%) primarily due to the normal annual salary adjustments. Newsprint and printing expenses increased by $57,000 primarily because of the increase in newsprint prices. Commissions and other outside services decreased by $108,000 primarily because of less agency foreclosure notice sales. The decrease in other expenses of $391,000 primarily resulted from reduced legal and bad debt expenses.

  Pretax income in the three months ended December 31, 1997 increased by $59,000 (5%) to $1,217,000 from $1,158,000 in fiscal 1997. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 28% of the Company's pretax income. Net income was $732,000 compared to $698,000 in the comparable prior year period. Net income per share increased to $.46 from $.44.


Liquidity and Capital Resources

     During the three months ended December 31, 1997, the Company's cash and cash equivalent position decreased by $214,000 and the investments in U.S. Treasury Bills increased by $564,000. In addition, cash and cash equivalents were used for the purchase of capital assets of $273,000. The cash provided by operating activities of $466,000 included a net decrease in prepayments for subscriptions of $210,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscription. The cash flows from operating activities decreased by $1,170,000 during the three months ended December 31 1997 primarily from decreases in accounts receivables and current liabilities. As of December 31, 1997, the Company had working capital of $11,909,000 before deducting the liability for deferred subscription revenues of $6,192,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $10.5 million at December 31, 1997, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company.

                                    7 of 9

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

                                    8 of 9

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

DATE:  February 12, 1998

                                    9 of 9