Form 10-Q
period 1998-03-31
DAILY JOURNAL CORP
filed 1998-05-08
CIK 783412

                      SECURITIES AND EXCHANGE COMMISISON
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                        Commission File Number 0-14665

                           DAILY JOURNAL CORPORATION
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

South Carolina                                              95-4133299
-------------------------------                         ---------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


355 South Grand Ave., 34th floor
Los Angeles, California                                     90071-1560
-----------------------                                     ----------
(Address of principal executive office)                     (Zip code)

Registrant's telephone number, including area code:        (213) 624-7715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                     Outstanding at April 30, 1998
---------------------------------------    -----------------------------
Common Stock, par value $ .01 per share          1,621,870 shares

                                    1 of 10

                           DAILY JOURNAL CORPORATION



                                     INDEX


                                                                       Page Nos.

PART I  Financial Information
          Item 1.  Financial statements

              Consolidated Balance Sheet -
                  March 31, 1998 and September 30, 1997                    3

              Consolidated Statement of Income -
                  Three months ended March 31, 1998 and 1997               4

              Consolidated Statement of Income -
                  Six months ended March 31, 1998 and 1997                 5

               Consolidated Statement of Cash Flows -
                  Six months ended March 31, 1998 and 1997                 6

               Notes to Consolidated Financial Statements                  7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           8

PART II  Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders     9

          Item 6.  Exhibits and Reports on Form 8-K                        10

                                    2 of 10

                                     PART I
                          Item 1. Financial Statements
             DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                   March 31      September 30
                                                                     1998            1997
                                                                 -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                                      $   356,000      $   273,000
  U.S. Treasury Bills, at cost plus discount earned               11,115,000        9,832,000
  Accounts receivable, less allowance for
   doubtful accounts of $700,000                                   5,987,000        6,073,000
  Inventories                                                         57,000           58,000
  Prepaid expenses and other assets                                  206,000          160,000
  Deferred income taxes                                              909,000        1,036,000
                                                                 -----------      -----------
               Total current assets                               18,630,000       17,432,000
                                                                 -----------      -----------
Property, plant and equipment, at cost:
   Land, buildings and improvements                                7,882,000        7,763,000
   Furniture and office equipment                                  5,546,000        5,468,000
   Machinery and equipment                                         1,355,000        1,342,000
                                                                 -----------      -----------
                                                                  14,783,000       14,573,000
   Less accumulated depreciation                                  (6,692,000)      (6,451,000)
                                                                 -----------      -----------
                                                                   8,091,000        8,122,000
Deferred income taxes                                                276,000          231,000
Intangible assets, at cost, less accumulated
  amortization of $526,000 and $491,000                              147,000          182,000
                                                                 -----------      -----------
                                                                 $27,144,000      $25,967,000
                                                                 ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                               $ 2,935,000      $ 2,947,000
  Accrued liabilities                                              2,658,000        3,046,000
  Income taxes                                                       401,000          274,000
  Deferred subscription revenue                                    6,396,000        6,402,000
                                                                 -----------      -----------
              Total current liabilities                           12,390,000       12,669,000
                                                                 -----------      -----------
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized and no shares issued                                         -                -
  Common stock, $.01 par value, 5,000,000 shares
   authorized; 1,621,870 shares, outstanding                          16,000           16,000
  Other paid-in capital                                            2,062,000        2,062,000
  Retained earnings                                               13,027,000       11,571,000
  Less 30,429 treasury shares at cost                               (351,000)        (351,000)
                                                                 -----------      -----------
              Total shareholders' equity                          14,754,000       13,298,000
                                                                 -----------      -----------
                                                                 $27,144,000      $25,967,000
                                                                 ===========      ===========

          See accompanying notes to consolidated financial statements.

                                    3 0f 10

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                      Three months
                                                                     ended March 31
                                                                    ----------------

                                                                   1998           1997
                                                                -----------    ------------
Revenues:
  Advertising                                                   $ 5,405,000     $ 5,280,000
  Circulation                                                     2,754,000       2,725,000
  Advertising service fees and other                                870,000         762,000
                                                                -----------     -----------
                                                                  9,029,000       8,767,000
                                                                -----------     -----------

Costs and expenses:
  Salaries and employee benefits                                  3,904,000       3,633,000
  Newsprint and printing expenses                                   848,000         783,000
  Commissions and other outside services                          1,008,000         984,000
  Postage and delivery expenses                                     522,000         537,000
  Depreciation and amortization                                     328,000         289,000
  Other                                                           1,170,000       1,418,000
                                                                 ----------      ----------
                                                                  7,780,000       7,644,000
                                                                 ----------      ----------

Income before taxes                                               1,249,000       1,123,000
Provision for income taxes                                          525,000         450,000
                                                                 ----------      ----------
Net income                                                       $  724,000      $  673,000
                                                                 ==========      ==========

Weighted average number of common
    shares outstanding                                            1,591,441       1,594,652
Net income per share                                             $      .45      $      .42


         See accompanying notes to consolidated financial statements.

                                    4 of 10

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                     Six months
                                                   ended March 31
                                                  ----------------
                                                 1998          1997
                                              -----------   -----------
Revenues:
          Advertising                         $10,373,000   $10,474,000
          Circulation                           5,660,000     5,675,000
          Advertising service fees and
           other                                1,683,000     1,481,000
                                              -----------   -----------
                                               17,716,000    17,630,000
                                              -----------   -----------

Costs and expenses:
          Salaries and employee benefits        7,686,000     7,237,000
          Newsprint and printing
           expenses                             1,697,000     1,575,000
          Commissions and other outside
           services                             2,041,000     2,125,000
          Postage and delivery expenses         1,122,000     1,157,000
          Depreciation and amortization           745,000       657,000
          Other                                 1,959,000     2,598,000
                                              -----------   -----------
                                               15,250,000    15,349,000
                                              -----------   -----------

Income before taxes                             2,466,000     2,281,000
Provision for income taxes                      1,010,000       910,000
                                              -----------   -----------
Net income                                    $ 1,456,000   $ 1,371,000
                                              ===========   ===========

Weighted average number of common
    shares outstanding                          1,591,441     1,597,381
Net income per share                          $       .91   $      $.86


          See accompanying notes to consolidated financial statements.

                                    5 0f 10

                           DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                        Six months
                                                                      ended March 31
                                                                      ---------------
                                                                   1998              1997
                                                                ----------        ----------

Cash flows from operating activities:
  Net income                                                    $1,456,000        $1,371,000
  Adjustments to reconcile net
   income to net cash provided
   by operations:
    Depreciation and amortization                                  745,000           657,000
    Deferred income taxes                                           82,000           (63,000)
    Discount earned on U.S. Treasury Bills                         (80,000)          (52,000)
    Changes in assets and liabilities:
     (Increase) decrease in current assets
       Accounts receivable, net                                     86,000         1,210,000
       Inventories                                                   1,000            (2,000)
       Prepaid expenses and other assets                           (46,000)          (18,000)
    Increase (decrease) in current liabilities
       Accounts payable                                            (12,000)         (561,000)
       Accrued liabilities                                        (388,000)          (98,000)
       Income taxes                                                127,000           233,000
       Deferred subscription revenue                                (6,000)            9,000
                                                                ----------        ----------
            Cash provided by operating activities                1,965,000         2,686,000
                                                                ----------        ----------

Cash flows from investing activities:
  Net investments in U.S. Treasury Bills                        (1,203,000)       (2,704,000)
  Capital expenditures                                            (679,000)         (516,000)
                                                                ----------        ----------
               Cash used for investing activities               (1,882,000)       (3,220,000)
                                                                ----------        ----------

Cash flows from financing activities:
  Purchase of common stock                                           -              (448,000)
                                                                ----------        ----------
               Cash used for financing activities:                   -              (448,000)
                                                                ----------        ----------

Increase (decrease) in cash and cash equivalents                    83,000          (982,000)

Cash and cash equivalents:
  Beginning of period                                              273,000         1,093,000
                                                                ----------        ----------
  End of period                                                 $  356,000        $  111,000
                                                                ==========        ==========

Income taxes paid during period                                 $  801,000        $  650,000


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

Note 2 - Basis of Presentation

          In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1998 and September 30, 1997, the results of operations for the three- and six-month periods ended March 31, 1998 and 1997 and its cash flows for the six months ended March 31, 1998 and 1997.

          The results of operations for the six months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

                                    7 of 10

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

          Revenues were $17,716,000 and $17,630,000 for the six months ended March 31, 1998 and 1997, respectively. This increase of less than 1% is primarily attributable to increases in classified and display advertising lineage and advertising and subscription rate increases partially offset by a decrease in public notice advertising revenues.

          During the six months ended March 31, 1998, classified advertising revenues increased by $385,000, and display advertising revenues were up by $128,000. Public notice advertising revenues decreased by $614,000 primarily resulting from decreased foreclosure notices, and the Company anticipates this trend to continue. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 30% of the Company's total revenues. Circulation revenues decreased an aggregate of $15,000. The Daily Journals accounted for about 64% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 23% of the total circulation revenues, with the other newspapers and services accounting for the balance.

          Costs and expenses decreased by $99,000 (1%) from $15,349,000 to $15,250,000. Personnel costs increased an aggregate of $449,000 (6%) primarily due to the normal annual salary adjustments. Newsprint and printing expenses increased by $122,000 primarily because of the increase in newsprint prices. Commissions and other outside services decreased by $84,000 primarily because of less agency foreclosure notice sales. The decrease in other expenses of $639,000 primarily resulted from reduced legal and bad debt expenses.

          Pretax income in the six months ended March 31, 1998 increased by $185,000 (8%) to $2,466,000 from $2,281,000 in fiscal 1997. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 35% of the Company's pretax income. Net income was $1,456,000 compared to $1,371,000 in the comparable prior year period. Net income per share increased to $.91 from $.86.

Liquidity and Capital Resources

          During the six months ended March 31, 1998, the Company's cash and cash equivalent position increased by $83,000, and the investments in U.S. Treasury Bills increased by $1,283,000. In addition, cash and cash equivalents aggregating $679,000 were used for the purchase of capital assets including the development of a parking lot for employees in Los Angeles. The cash provided by operating activities of $1,965,000 included a net decrease in prepayments for subscriptions of $6,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscription. The cash flows from operating activities decreased by $721,000 during the six months ended March 31 1998 primarily from decreases in accounts receivable and current liabilities. As of March 31, 1998, the Company had working capital of $12,636,000 before deducting the liability for deferred subscription revenues of $6,396,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $11.5 million at March 31, 1998, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company.

                                    8 of 10

                           DAILY JOURNAL CORPORATION

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders:

         The Company's annual meeting was held on February 9, 1998. The matters submitted to a vote of security holders were the election of directors and the ratification of the appointment of Price Waterhouse LLP as independent accountants for the Company for the current fiscal year.

         Each of the nominees to the Board of directors was elected. The following votes were received as to the election of the board of directors:

                                           Votes
                           -----------------------------------------
                                          Withheld       Broker
Nominee's Name                 For        Authority     Non-Votes
--------------                 ---        ---------     ---------

Charles T. Munger           1,399,453       1,493           0
J. P. Guerin                1,399,543       1,493           0
Gerald L. Salzman           1,399,543       1,493           0
Donald W. Killian, Jr.      1,399,453       1,493           0
George C. Good              1,399,203       1,493           0


          Price Waterhouse was ratified as the Company's independent accountants with 1,394,921 votes in favor, 435 votes against, 5,680 abstentions and no broker non-votes.

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

DATE:  May 8, 1998

                                   10 of 10