Form 10-Q
period 1998-06-30
DAILY JOURNAL CORP
filed 1998-08-03
CIK 783412

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                         Commission File Number 0-14665

                           DAILY JOURNAL CORPORATION
                  ------------------------------------------
             (Exact name of registrant as specified in its charter)


South Carolina                                         95-4133299
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


355 South Grand Ave., 34th floor
Los Angeles, California                              90071-1560
-----------------------                              ----------
(Address of principal executive office)              (Zip code)

Registrant's telephone number, including area code:  (213) 624-7715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                       Outstanding at July 31, 1998
---------------------------------------     ----------------------------
Common Stock, par value $ .01 per share           1,618,870 shares

                                    1 of 10

                           DAILY JOURNAL CORPORATION



                                     INDEX




                                                                       Page Nos.
PART I Financial Information


     Item 1.  Financial statements

       Consolidated Balance Sheet -
         June 30, 1998 and September 30, 1997                                  3

       Consolidated Statement of Income -
         Three months ended June 30, 1998 and 1997                             4

       Consolidated Statement of Income -
         Nine months ended June 30, 1998 and 1997                              5

       Consolidated Statement of Cash Flows -
         Nine months ended June 30, 1998 and 1997                              6

       Notes to Consolidated Financial Statements                              7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                           8

PART II  Other Information

       Item 6.  Exhibits and Reports on Form 8-K                              10

                                    2 of 10

                                     PART I
                          Item 1. Financial Statements
             DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                  June 30         September 30
                                                                    1998              1997
                                                                -----------      -------------
ASSETS
Current assets:
 Cash and cash equivalents                                      $   282,000        $   273,000
 U.S. Treasury Bills, at cost plus discount earned               12,519,000          9,832,000
 Accounts receivable, less allowance for
    doubtful accounts of $700,000                                 6,260,000          6,073,000
 Inventories                                                         57,000             58,000
 Prepaid expenses and other assets                                  123,000            160,000
 Deferred income taxes                                              908,000          1,036,000
                                                                -----------        -----------
          Total current assets                                   20,149,000         17,432,000
                                                                -----------        -----------
Property, plant and equipment, at cost:
 Land, buildings and improvements                                 7,572,000          7,763,000
 Furniture and office equipment                                   5,666,000          5,468,000
 Machinery and equipment                                          1,355,000          1,342,000
                                                                -----------        -----------
                                                                 14,593,000         14,573,000
 Less accumulated depreciation                                   (6,975,000)        (6,451,000)
                                                                -----------        -----------
                                                                  7,618,000          8,122,000
Deferred income taxes                                               308,000            231,000
Intangible assets, at cost, less accumulated
  amortization of $673,000 and $491,000                                   -            182,000
                                                                -----------        -----------
                                                                $28,075,000        $25,967,000
                                                                ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                                               $ 2,531,000        $ 2,947,000
 Accrued liabilities                                              2,949,000          3,046,000
 Income taxes                                                       403,000            274,000
 Deferred subscription revenue                                    6,533,000          6,402,000
                                                                -----------        -----------
          Total current liabilities                              12,416,000         12,669,000
                                                                -----------        -----------

Shareholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
   authorized and no shares issued                                        -                  -
 Common stock, $.01 par value, 5,000,000 shares
   authorized; 1,618,870 shares and 1,621,870 shares,
   respectively, outstanding                                         16,000             16,000
 Other paid-in capital                                            2,058,000          2,062,000
 Retained earnings                                               13,936,000         11,571,000
 Less 30,429 treasury shares at cost                               (351,000)          (351,000)
                                                                -----------        -----------
          Total shareholders' equity                             15,659,000         13,298,000
                                                                -----------        -----------
                                                                $28,075,000        $25,967,000
                                                                ===========        ===========

          See accompanying notes to consolidated financial statements.

                                    3 of 10

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                       Three months
                                                       ended June 30
                                                       -------------
                                                 1998                 1997
                                              ----------           ----------
Revenues:
 Advertising                                  $5,529,000           $5,573,000
 Circulation                                   2,907,000            2,915,000
 Advertising service fees and other            1,096,000              917,000
                                              ----------           ----------
                                               9,532,000            9,405,000
                                              ----------           ----------

Costs and expenses:
 Salaries and employee benefits                3,893,000            3,589,000
 Newsprint and printing expenses                 854,000              907,000
 Commissions and other outside services        1,101,000            1,128,000
 Postage and delivery expenses                   592,000              596,000
 Depreciation and amortization                   489,000              654,000
 Other                                           949,000            1,078,000
                                              ----------           ----------
                                               7,878,000            7,952,000
                                              ----------           ----------

Income before taxes                            1,654,000            1,453,000
Provision for income taxes                       635,000              580,000
                                              ----------           ----------
Net income                                    $1,019,000           $  873,000
                                              ==========           ==========

Weighted average number of common
    shares outstanding                         1,590,716            1,591,441
Net income per share                          $      .64           $      .55


          See accompanying notes to consolidated financial statements.

                                    4 of 10

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                            Nine months
                                                           ended June 30
                                                           -------------

                                                      1998               1997
                                                  -----------        -----------
Revenues:
 Advertising                                      $15,902,000        $16,047,000
 Circulation                                        8,567,000          8,590,000
 Advertising service fees and other                 2,779,000          2,398,000
                                                  -----------        -----------
                                                   27,248,000         27,035,000
                                                  -----------        -----------

Costs and expenses:
 Salaries and employee benefits                    11,579,000         10,826,000
 Newsprint and printing expenses                    2,551,000          2,482,000
 Commissions and other outside services             3,142,000          3,253,000
 Postage and delivery expenses                      1,714,000          1,753,000
 Depreciation and amortization                      1,234,000          1,311,000
 Other                                              2,908,000          3,676,000
                                                  -----------        -----------
                                                   23,128,000         23,301,000
                                                  -----------        -----------

Income before taxes                                 4,120,000          3,734,000
Provision for income taxes                          1,645,000          1,490,000
                                                  -----------        -----------
Net income                                        $ 2,475,000        $ 2,244,000
                                                  ===========        ===========

Weighted average number of common
    shares outstanding                              1,591,199          1,595,401
Net income per share                              $      1.55        $      1.41


          See accompanying notes to consolidated financial statements.

                                    5 of 10

                           DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                        Nine months
                                                                       ended June 30
                                                                       -------------
                                                                  1998                 1997
                                                             -------------         ------------
Cash flows from operating activities:
 Net income                                                  $  2,475,000          $  2,244,000
 Adjustments to reconcile net income
     to net cash provided by operations:
      Depreciation and amortization                             1,234,000             1,311,000
      Deferred income taxes                                        51,000              (236,000)
      Discount earned on U.S. Treasury Bills                     (179,000)             (133,000)
      Gains on sales of capital assets                           (106,000)
      Changes in assets and liabilities:
        (Increase) decrease in current assets
           Accounts receivable, net                              (187,000)             (496,000)
           Inventories                                              1,000                (5,000)
           Prepaid expenses and other assets                       37,000               (34,000)
      Increase (decrease) in current liabilities
           Accounts payable                                      (416,000)              387,000
           Accrued liabilities                                    (97,000)              346,000
           Income taxes                                           129,000               339,000
           Deferred subscription revenue                          131,000              (312,000)
                                                             ------------          ------------
              Cash provided by operating activities             3,073,000             3,411,000
                                                             ------------          ------------

Cash flows from investing activities:
 Net investments in U.S. Treasury Bills                        (2,508,000)           (3,181,000)
 Capital expenditures, net                                       (442,000)             (679,000)
                                                             ------------          ------------
              Cash used for investing activities               (2,950,000)           (3,860,000)
                                                             ------------          ------------

Cash flows from financing activities:
 Purchase of common stock                                        (114,000)             (448,000)
                                                             ------------          ------------
              Cash used for financing activities                 (114,000)             (448,000)
                                                             ------------          ------------

Increase (decrease) in cash and cash equivalents                    9,000              (897,000)

Cash and cash equivalents:
 Beginning of period                                              273,000             1,093,000
                                                             ------------          ------------
 End of period                                               $    282,000          $    196,000
                                                             ============          ============


Income taxes paid during period                              $  1,464,000          $  1,297,000


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

Note 2 - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1998 and September 30, 1997, the results of operations for the three- and nine-month periods ended June 30, 1998 and 1997 and its cash flows for the nine months ended June 30, 1998 and 1997.

     The results of operations for the nine months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

                                    7 of 10

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

  Revenues were $27,248,000 and $27,035,000 for the nine months ended June 30, 1998 and 1997, respectively. This increase of less than 1% was primarily attributable to increases in classified and display advertising lineage and advertising and subscription rate increases partially offset by a decrease in public notice advertising revenues.

  During the nine months ended June 30, 1998, classified advertising revenues increased by $470,000, and display advertising revenues were up by $903,000. Public notice advertising revenues decreased by $1,518,000 primarily resulting from decreased foreclosure notices, and the Company anticipates this trend to continue. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 28% of the Company's total revenues. Circulation revenues decreased an aggregate of $23,000. The Daily Journals accounted for about 64% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 23% of the total circulation revenues, with the other newspapers and services accounting for the balance.

  Costs and expenses decreased by $173,000 (1%) from $23,301,000 to $23,128,000.
Personnel costs increased an aggregate of $753,000 (7%) primarily due to the normal annual salary adjustments. Newsprint and printing expenses increased by $69,000 primarily because of the increase in newsprint prices. Commissions and other outside services decreased by $111,000 primarily because of less agency foreclosure notice sales. The decrease in other expenses of $768,000 primarily resulted from reduced legal and bad debt expenses.

  Pretax income in the nine months ended June 30, 1998 increased by $386,000 (10%) to $4,120,000 from $3,734,000 in fiscal 1997. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 36% of the Company's pretax income. Net income was $2,475,000 compared to $2,244,000 in the comparable prior year period. Net income per share increased to $1.55 from $1.41.


Liquidity and Capital Resources

     During the nine months ended June 30, 1998, the Company's cash and cash equivalent position increased by $9,000, and the investments in U.S. Treasury Bills increased by $2,687,000. In addition, cash and cash equivalents were used for the purchase of net capital assets of $442,000, including the development of a parking lot for employees in Los Angeles, and to purchase the Company's common stock for an aggregate amount of $114,000. The land and building in Phoenix were sold for $428,000. The gain on this sale of $106,000 about offset the write-off of the unamortized intangible assets acquired in the purchase of The Record Reporter which has moved to leased facilities. The cash provided by operating activities of $3,073,000 included a net increase in prepayments for subscriptions of $131,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscription. The cash flows from operating activities decreased by $338,000 during the nine months ended June 30 1998 primarily from the decrease in current liabilities. As of June 30, 1998, the Company had working capital of $14,266,000 before deducting the liability for deferred subscription revenues of $6,533,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $12.8 million at June 30, 1998, and the current level of cash provided by

                                    8 of 10
operating activities appear adequate to meet the obligations of the Company. In June 1998 the Company agreed to purchase land and building adjacent to our new parking lot in Los Angeles for $515,000. After some remodeling this will be used in lieu of the current leased production facilities with the excess space to be rented to a local printing company.

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

DATE:   August 3, 1998

                                    10 of 10