Form 10-Q
period 1998-12-31
DAILY JOURNAL CORP
filed 1999-02-12
CIK 783412

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                         Commission File Number 0-14665

                           DAILY JOURNAL CORPORATION
             ------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                                Outstanding at January 31, 1999
---------------------------------------          -------------------------------
Common Stock, par value $ .01 per share                  1,618,570 shares

                                    1 of 11

                           DAILY JOURNAL CORPORATION



                                     INDEX


                                                                           Page Nos.

PART I Financial Information


     Item 1.  Financial statements

       Consolidated Balance Sheet -
         December 31, 1998 and September 30, 1998                               3

       Consolidated Statement of Income -
         Three months ended December 31, 1998 and 1997                          4

       Consolidated Statement of Cash Flows -
         Three months ended December 31, 1998 and 1997                          5

       Notes to Consolidated Financial Statements                               6

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                          7-8

PART II  Other Information

     Item 1.  Legal Proceedings                                                 9

     Item 6.  Exhibits and Reports on Form 8-K                              10-11

                                    2 of 11

                                     PART I
                          Item 1. Financial Statements
             DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                      December 31                September 30
                                                                          1998                       1998
                                                                ------------------------   ------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                 $    987,000               $    462,000
 U.S. Treasury Bills, at cost plus discount earned                           12,090,000                 12,668,000
 Accounts receivable, less allowance for
    doubtful accounts of $700,000                                             6,097,000                  6,594,000
 Inventories                                                                     72,000                     51,000
 Prepaid expenses and other assets                                              325,000                    113,000
 Deferred income taxes                                                          707,000                    800,000
                                                                           ------------               ------------
          Total current assets                                               20,278,000                 20,688,000
                                                                           ------------               ------------
Property, plant and equipment, at cost:
 Land, buildings and improvements                                             8,093,000                  8,068,000
 Furniture and office equipment                                               5,390,000                  4,812,000
 Machinery and equipment                                                      1,365,000                  1,355,000
                                                                           ------------               ------------
                                                                             14,848,000                 14,235,000
 Less accumulated depreciation                                               (6,544,000)                (6,396,000)
                                                                           ------------               ------------
                                                                              8,304,000                  7,839,000
Deferred income taxes                                                           307,000                    438,000
                                                                           ------------               ------------
                                                                           $ 28,889,000               $ 28,965,000
                                                                           ============               ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                          $  2,558,000               $  2,741,000
 Accrued liabilities                                                          1,862,000                  2,755,000
 Income taxes                                                                   559,000                    282,000
 Deferred subscription revenue                                                6,873,000                  6,902,000
                                                                           ------------               ------------
          Total current liabilities                                          11,852,000                 12,680,000
                                                                           ------------               ------------

Shareholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
   authorized and no shares issued                                                    -                          -
 Common stock, $.01 par value, 5,000,000 shares
       authorized; 1,618,570 shares, outstanding                                 16,000                     16,000
 Other paid-in capital                                                        2,058,000                  2,058,000
 Retained earnings                                                           15,460,000                 14,708,000
 Less 34,387 treasury shares, at cost                                          (497,000)                  (497,000)
                                                                           ------------               ------------
          Total shareholders' equity                                         17,037,000                 16,285,000
                                                                           ------------               ------------
                                                                           $ 28,889,000               $ 28,965,000
                                                                           ============               ============


          See accompanying notes to consolidated financial statements.

                                    3 of 11

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                                  Three months
                                                                                ended December 31
                                                                -------------------------------------------------
                                                                         1998                      1997
                                                                -----------------------   -----------------------
Revenues:
 Advertising                                                                 $4,837,000                $4,968,000
 Circulation                                                                  3,033,000                 2,906,000
 Advertising service fees and other                                             910,000                   813,000
                                                                             ----------                ----------
                                                                              8,780,000                 8,687,000
                                                                             ----------                ----------

Costs and expenses:
 Salaries and employee benefits                                               3,825,000                 3,782,000
 Newsprint and printing expenses                                                874,000                   849,000
 Commissions and other outside services                                       1,018,000                 1,033,000
 Postage and delivery expenses                                                  588,000                   600,000
 Depreciation and amortization                                                  234,000                   417,000
 Other                                                                          989,000                   789,000
                                                                             ----------                ----------
                                                                              7,528,000                 7,470,000
                                                                             ----------                ----------

Income before taxes                                                           1,252,000                 1,217,000
Provision for income taxes                                                      500,000                   485,000
                                                                             ----------                ----------
Net income                                                                   $  752,000                $  732,000
                                                                             ==========                ==========

Weighted average number of common
    shares outstanding                                                        1,584,183                 1,591,441
Net income per share                                                               $.47                      $.46



          See accompanying notes to consolidated financial statements.

                                    4 of 11

                           DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                   Three months
                                                                                 ended December 31
                                                                ---------------------------------------------------
                                                                          1998                       1997
                                                                ------------------------   ------------------------
Cash flows from operating activities:
 Net income                                                                  $  752,000                 $  732,000
 Adjustments to reconcile net income
     to net cash provided by operations:
   Depreciation and amortization                                                234,000                    417,000
   Deferred income taxes                                                        224,000                    203,000
   Discount earned on U.S. Treasury Bills                                      (189,000)                  (157,000)
   Changes in assets and liabilities:
    (Increase) decrease in current assets
      Accounts receivable, net                                                  497,000                    492,000
      Inventories                                                               (21,000)                   (25,000)
      Prepaid expenses and other assets                                        (212,000)                   (71,000)
   Increase (decrease) in current liabilities
      Accounts payable                                                         (183,000)                  (350,000)
      Accrued liabilities                                                      (893,000)                  (842,000)
      Income taxes                                                              277,000                    277,000
      Deferred subscription revenue                                             (29,000)                  (210,000)
                                                                             ----------                 ----------
          Cash provided by operating activities                                 457,000                    466,000
                                                                             ----------                 ----------

Cash flows from investing activities:
 Net sales (investments) in U.S. Treasury Bills                                 767,000                   (407,000)
 Capital expenditures                                                          (699,000)                  (273,000)
                                                                             ----------                 ----------
          Cash provided (used) for investing activities                          68,000                   (680,000)
                                                                             ----------                 ----------

Increase (decrease) in cash and cash equivalents                                525,000                   (214,000)

Cash and cash equivalents:
 Beginning of period                                                            462,000                    273,000
                                                                             ----------                 ----------
 End of period                                                               $  987,000                 $   59,000
                                                                             ==========                 ==========


Income taxes (refunded) paid during period                                   $   (1,000)                $    4,000


          See accompanying notes to consolidated financial statements.

                                    5 of 11

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

Note 2 - Basis of Presentation:

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of December 31, 1998 and September 30, 1998, the results of operations for the three month periods ended December 31, 1998 and 1997 and its cash flows for the three months ended December 31, 1998 and 1997.

  The results of operations for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

  The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

Note 3 - Subsequent Event:

  In January 1999, the Company invested a total of $6.67 million (a) to purchase 80% of the capital stock of CHOICE Information Systems, Inc. from CHOICE and certain of its shareholders, (b) to cause CHOICE to purchase substantially all of the assets of QUINDECA Corporation, the consulting and implementation arm of CHOICE, and (c) to leave approximately $4 million in working capital at CHOICE immediately following these transactions. In addition, CHOICE has entered into employment agreements with the principal owners of CHOICE and QUINDECA, and these officers will continue to own 20% of CHOICE.

  CHOICE provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations. The latest product released from CHOICE is the SUSTAIN(R) eCourt(TM) system which is an electronic commerce platform for the justice community and allows users to file cases electronically and publish information online. CHOICE has installations in nine states and three countries, and many of its clients have more than a decade of experience with the SUSTAIN(R) product line.


                                    6 of 11

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

  Revenues were $8,780,000 and $8,687,000 for the three months ended December 31, 1998 and 1997, respectively. This increase of 1% is primarily attributable to advertising and subscription rate increases, partially offset by the decline in revenues from publishing foreclosure notices.

  During the three months ended December 31, 1998, display advertising revenues were up by $105,000 while classified advertising revenues decreased by $88,000. Public notice advertising revenues decreased by $148,000 primarily resulting from decreased foreclosure notices, and the Company anticipates this decline to continue because of a combination of lower prices and lower volume. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 28% of the Company's total revenues. Circulation revenues increased an aggregate of $127,000. The Daily Journals accounted for about 67% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 21% of the total circulation revenues, with the other newspapers and services accounting for the balance.

  Costs and expenses increased by $58,000 (1%) from $7,470,000 to $7,528,000. Personnel costs increased an aggregate of $43,000 (1%) primarily due to the normal annual salary adjustments. Newsprint and printing expenses increased by $25,000 primarily because of larger updates in court rule books, partially offset by the decrease in newsprint prices. Commissions and other outside services decreased by $15,000 primarily because of less agency foreclosure notice sales. Depreciation and amortization expenses went down by $183,000 as a result of more fully depreciated assets. The increase in other expenses of $200,000 primarily resulted from increased legal expenses.

  Pretax income in the three months ended December 31, 1998 increased by $35,000 (3%) to $1,252,000 from $1,217,000 in fiscal 1998. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 37% of the Company's pretax income. Net income was $752,000 compared to $732,000 in the comparable prior year period. Net income per share increased to $.47 from $.46.


Liquidity and Capital Resources

  During the three months ended December 31, 1998, the Company's cash and cash equivalent position increased by $525,000, and the investments in U.S. Treasury Bills decreased by $578,000. In addition, cash and cash equivalents were used for the purchase of capital assets of $699,000. The cash provided by operating activities of $457,000 included a net decrease in prepayments for subscriptions of $29,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscription. The cash flows from operating activities decreased by $9,000 during the three months
ended December 31, 1998.   As of December 31, 1998, the Company had working
capital of $15,299,000 before deducting the liability for deferred subscription revenues of $6,873,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $13 million at December 31, 1998, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company.

                                    7 of 11

  In January 1999, the Company invested a total of $6.67 million (a) to purchase 80% of the capital stock of CHOICE Information Systems, Inc. from CHOICE and certain of its shareholders, (b) to cause CHOICE to purchase substantially all of the assets of QUINDECA Corporation, the consulting and implementation arm of CHOICE, and (c) to leave approximately $4 million in working capital at CHOICE immediately following these transactions. In addition, CHOICE has entered into employment agreements with the principal owners of CHOICE and QUINDECA, and these officers will continue to own 20% of CHOICE.

  CHOICE provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations. The latest product released from CHOICE is the SUSTAIN(R) eCourt(TM) system which is an electronic commerce platform for the justice community and allows users to file cases electronically and publish information online. CHOICE has installations in nine states and three countries, and many of its clients have more than a decade of experience with the SUSTAIN(R) product line.

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


Disclosure regarding Forward-Looking Statements

  This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including without limitation those contained under the captions "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," are forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Report, including without limitation in conjunction with the forward-looking statements themselves. The Company has no specific intention to update these forward-looking statements.

                                    8 of 11

                           DAILY JOURNAL CORPORATION

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:

  On August 25, 1995, Jeffrey Barge, an individual, filed a lawsuit captioned Barge v. Daily Journal Corporation, et al., in the Supreme Court of the State of New York. The action subsequently was removed to federal court and transferred to the United States District Court for the Central District of California. The complaint alleges, among other things, that Mr. Salzman, the Company's President, had conversations with Mr. Barge about buying a newspaper Mr. Barge owned in Seattle, Washington prior to the date on which the Company started a competing newspaper in the Seattle area, and that in doing so, Mr. Salzman caused the Company to misuse certain confidential information allegedly provided to Mr. Salzman by Mr. Barge and to engage in unfair competition. Mr. Barge alleges that various present and former employees of the Company caused defamatory statements to be made about Mr. Barge. The complaint seeks, among other things, damages in the amount of approximately $4.6 million. The Company believes that the action is without merit and intends to continue to defend it vigorously.

  On November 22, 1996, Metropolitan News Company, ("Metropolitan News") a Los Angeles company that publishes various small newspapers that rely for revenues mostly on public notice advertising, filed a lawsuit (later amended) against the Company and Charles T. Munger in Los Angeles County Superior Court alleging that the Company violated certain provisions of the California Business and Professions Code. The substance of all claims by Metropolitan News is that the Company's prices for publishing foreclosure notices are too low and that Metropolitan News could make more money if the Company's prices were higher.

  One Metropolitan News complaint was that the Company had made an agreement with Federal National Mortgage Association ("Fannie Mae") and arrangements with a few other lenders relating to the publication of trustee sales notices. Metropolitan News alleged that the agreements resulted in impermissible sales below cost by the Company. The agreements in question were entered in response to needs and programs of lenders, some of them chartered by the Federal Government to help increase home ownership. So motivated, the lenders were pushing a wide program of foreclosure-cost reductions, particularly reductions that would prevent some home foreclosures. Under the few arrangements involved, the Company agreed to provide advertising placement services for the publication of notices both in its own and in other newspapers at one standard statewide price. Metropolitan News sued over the Company's business conduct in these arrangements even though such conduct was pro-social in a cost-of-foreclosure-reducing way that improved the general image of service providers in foreclosures. Moreover, Metropolitan News sued even though the Company's action was sure to provide business gains to Metropolitan News. These business gains occurred because the wide foreclosure-practice reforms sought by the lenders were hated by many foreclosure-notice processing providers that had much profited in California's recent recession-caused foreclosure expansion. Therefore the Company's cooperation with cost-reduction efforts of lenders had the consequence, which was predictable, that Metropolitan News enjoyed for a long time an increase in its share of the market in foreclosure notice publications, directed by angry former foreclosure-notice processing customers of the Company. Consequently, the Metropolitan News has suffered no injury from the alleged below cost sales. In addition, the average total cost of the placement of a notice under every agreement was less than the standard statewide price charged, making each agreement comply, in the opinion of the Company and its counsel, with laws forbidding sales below cost.

  Another Metropolitan News complaint challenged as forbidden price discrimination by locality the Company's ordinary practice of charging different prices for publishing trustee sales notices in different

                                    9 of 11
newspapers depending upon the geographic locality in which the notices are published. This locality-discrimination challenge was made even though (i) in charging for foreclosure advertising at different prices in its different newspapers, Metropolitan News followed exactly the same practice as the Company
(ii) every other owner of multiple newspapers, not only in California but throughout the nation, also imitates both Metropolitan News and the Company by using different prices in selling advertising service in different newspapers, and (iii) all rational economic definitions of "same product" (used in finding locality discrimination which must involve sale of a "same product" at different prices in different localities) require that "same products" must be products that are substitutable in use, one for the other, whereas foreclosure notice publications can not be substituted, one for the other, across locality-of-publication lines.

  Metropolitan News sued for injunctive relief and damages. A jury trial ended in mistrial in January 1999. The Company believes that the action is without merit and intends to continue to defend it vigorously.

                                    10 of 11

                           DAILY JOURNAL CORPORATION

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:

     (A)  Exhibits - The following exhibit is filed herewith:

          10.9  San Francisco lease agreement dated December 9, 1998

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

DATE:  February 12, 1999

                                    11 of 11