Form 10-Q
period 1999-03-31
DAILY JOURNAL CORP
filed 1999-05-14
CIK 783412

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                              Outstanding at April 30, 1999
---------------------------------------           -----------------------------
Common Stock, par value $ .01 per share                1,618,561 shares

                           DAILY JOURNAL CORPORATION

                                     INDEX


                                                                                      Page Nos.

PART I  Financial Information

     Item 1.  Financial statements

       Consolidated Balance Sheet -
         March 31, 1999 and September 30, 1998                                             3

       Consolidated Statement of Income -
         Three months ended March 31, 1999 and 1998                                        4

       Consolidated Statement of Income -
         Six months ended March 31, 1999 and 1998                                          5

       Consolidated Statement of Cash Flows -
         Six months ended March 31, 1999 and 1998                                          6

       Notes to Consolidated Financial Statements                                          7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                       8

PART II  Other Information

     Item 1.  Legal Proceedings                                                           10

     Item 4.  Submission of Matters to a Vote of Security Holders                         12

     Item 6.  Exhibits and Reports on Form 8-K                                            13

                                     PART I
                          Item 1. Financial Statements
             DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                             March 31                 September 30
                                                                               1999                       1998
                                                                           ------------               ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                 $    379,000               $    462,000
 U.S. Treasury Bills, at cost plus discount earned                            9,670,000                 12,668,000
 Accounts receivable, less allowance for
    doubtful accounts of $700,000                                             7,554,000                  6,594,000
 Inventories                                                                     53,000                     51,000
 Prepaid expenses and other assets                                              168,000                    113,000
 Deferred income taxes                                                          693,000                    800,000
                                                                           ------------               ------------
          Total current assets                                               18,517,000                 20,688,000
                                                                           ------------               ------------
Property, plant and equipment, at cost:
 Land, buildings and improvements                                             8,093,000                  8,068,000
 Furniture, office equipment and computer software                            9,520,000                  4,812,000
 Machinery and equipment                                                      1,365,000                  1,355,000
                                                                           ------------               ------------
                                                                             18,978,000                 14,235,000
 Less accumulated depreciation                                               (7,183,000)                (6,396,000)
                                                                           ------------               ------------
                                                                             11,795,000                  7,839,000
Deferred income taxes                                                           374,000                    438,000
Intangible assets, at cost, less accumulated amortization
     of $19,000                                                                 537,000                          -
                                                                           ------------               ------------
                                                                           $ 31,223,000               $ 28,965,000
                                                                           ============               ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                          $  2,732,000               $  2,741,000
 Accrued liabilities                                                          2,287,000                  2,755,000
 Income taxes                                                                   179,000                    282,000
 Deferred subscription and other revenues                                     7,365,000                  6,902,000
                                                                           ------------               ------------
          Total current liabilities                                          12,563,000                 12,680,000
                                                                           ------------               ------------

Minority interest                                                             1,058,000                          -
                                                                           ------------               ------------

Shareholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
   authorized and no shares issued                                                    -                          -
 Common stock, $.01 par value, 5,000,000 shares
       authorized; 1,618,561 shares, outstanding                                 16,000                     16,000
 Other paid-in capital                                                        2,058,000                  2,058,000
 Retained earnings                                                           16,145,000                 14,708,000
 Less 37,544 and 34,387 treasury shares, respectively, at cost                 (617,000)                  (497,000)
                                                                           ------------               ------------
          Total shareholders' equity                                         17,602,000                 16,285,000
                                                                           ------------               ------------
                                                                           $ 31,223,000               $ 28,965,000
                                                                           ============               ============

          See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                                       Three months
                                                                                      ended March 31
                                                                                      --------------
                                                                                1999                      1998
                                                                             ----------                ----------
Revenues:
 Advertising                                                                 $5,446,000                $5,405,000
 Circulation                                                                  2,806,000                 2,754,000
 Information systems and services                                               295,000                         -
 Advertising service fees and other                                             766,000                   870,000
                                                                             ----------                ----------
                                                                              9,313,000                 9,029,000
                                                                             ----------                ----------

Costs and expenses:
 Salaries and employee benefits                                               4,115,000                 3,904,000
 Newsprint and printing expenses                                                775,000                   848,000
 Commissions and other outside services                                       1,145,000                 1,008,000
 Postage and delivery expenses                                                  542,000                   522,000
 Depreciation and amortization                                                  417,000                   328,000
 Other                                                                        1,229,000                 1,170,000
                                                                             ----------                ----------
                                                                              8,223,000                 7,780,000
                                                                             ----------                ----------

Income before taxes                                                           1,090,000                 1,249,000
Provision for income taxes                                                      440,000                   525,000
                                                                             ----------                ----------
Net income, including minority interest                                         650,000                   724,000
Minority interest in net loss of subsidiary (20%)                                36,000                         -
                                                                             ----------                ----------
Net income                                                                   $  686,000                $  724,000
                                                                             ==========                ==========

Weighted average number of common
    shares outstanding                                                        1,584,147                 1,591,441
Net income per share                                                         $      .44                $      .45

          See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                                       Six months
                                                                                     ended March 31
                                                                                     --------------
                                                                               1999                      1998
                                                                            -----------               -----------
Revenues:
 Advertising                                                                $10,283,000               $10,373,000
 Circulation                                                                  5,839,000                 5,660,000
 Information systems and services                                               295,000                         -
 Advertising service fees and other                                           1,676,000                 1,683,000
                                                                            -----------               -----------
                                                                             18,093,000                17,716,000
                                                                            -----------               -----------

Costs and expenses:
 Salaries and employee benefits                                               7,940,000                 7,686,000
 Newsprint and printing expenses                                              1,649,000                 1,697,000
 Commissions and other outside services                                       2,163,000                 2,041,000
 Postage and delivery expenses                                                1,130,000                 1,122,000
 Depreciation and amortization                                                  651,000                   745,000
 Other                                                                        2,218,000                 1,959,000
                                                                            -----------               -----------
                                                                             15,751,000                15,250,000
                                                                            -----------               -----------

Income before taxes                                                           2,342,000                 2,466,000
Provision for income taxes                                                      940,000                 1,010,000
                                                                            -----------               -----------
Net income, including minority interest                                       1,402,000                 1,456,000
Minority interest in net loss of subsidiary (20%)                                36,000                         -
                                                                            -----------               -----------
Net income                                                                  $ 1,438,000               $ 1,456,000
                                                                            ===========               ===========

Weighted average number of common
    shares outstanding                                                        1,584,165                 1,591,441
Net income per share                                                        $       .91               $       .91

          See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                        Six months
                                                                                       ended March 31
                                                                                       --------------
                                                                              1999                      1998
                                                                          -------------              ------------
Cash flows from operating activities:
 Net income                                                               $   1,438,000              $  1,456,000
 Adjustments to reconcile net income
     to net cash provided by operations:
   Depreciation and amortization                                                651,000                   745,000
   Minority interest in consolidated subsidiary                                 (36,000)                        -
   Deferred income taxes                                                        171,000                    82,000
   Discount earned on U.S. Treasury Bills                                       (76,000)                  (80,000)
   Changes in assets and liabilities:
      (Increase) decrease in current assets
      Accounts receivable, net                                                 (960,000)                   86,000
      Inventories                                                                (2,000)                    1,000
      Prepaid expenses and other assets                                         (55,000)                  (46,000)
   Increase (decrease) in current liabilities
      Accounts payable                                                           (9,000)                  (12,000)
      Accrued liabilities                                                      (468,000)                 (388,000)
      Income taxes                                                             (103,000)                  127,000
      Deferred subscription revenue                                             463,000                    (6,000)
                                                                          -------------              ------------
          Cash provided by operating activities                               1,014,000                 1,965,000
                                                                          -------------              ------------

Cash flows from investing activities:
 Net sales (investments) in U.S. Treasury Bills                               3,074,000                (1,203,000)
 Capital expenditures, including acquisition, net of cash
          acquired                                                           (4,051,000)                ( 679,000)
                                                                          -------------              ------------
          Net cash used for investing activities                               (977,000)               (1,882,000)
                                                                          -------------              ------------

Cash flows from financing activities:
 Purchase of treasury and common stock                                         (120,000)                        -
                                                                          -------------              ------------
          Cash used for financing activities                                   (120,000)                        -
                                                                          -------------              ------------

(Decrease) increase in cash and cash equivalents                                (83,000)                   83,000

Cash and cash equivalents:
 Beginning of period                                                            462,000                   273,000
                                                                          -------------              ------------
 End of period                                                            $     379,000              $    356,000
                                                                          =============              ============


Income taxes paid during period                                           $     899,000              $    801,000

          See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - The Corporation and Operations:

  The Company publishes newspapers in California, Washington, Arizona, Colorado and Nevada and the California Lawyer magazine and produces several specialized information services. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. CHOICE Information Systems, Inc., an 80% owned subsidiary and consolidated since it was acquired in January 1999, provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada, Washington and Virginia.

Note 2 - Basis of Presentation:

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1999 and September 30, 1998, the results of operations for the three- and six-month periods ended March 31, 1999 and 1998 and its cash flows for the six months ended March 31, 1999 and 1998.

  The results of operations for the six months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

  Revenues were $18,093,000 and $17,716,000 for the six months ended March 31, 1999 and 1998, respectively. This increase of 2% is primarily attributable to the recent acquisition of 80% of CHOICE Information Systems, Inc. which accounted for additional revenues of $295,000 and to advertising and subscription rate increases, partially offset by the decline in revenues from publishing foreclosure notices.

  During the six months ended March 31, 1999, display advertising revenues were up by $90,000 while classified advertising revenues decreased by $90,000.
Public notice advertising revenues decreased by $90,000 primarily resulting from decreased foreclosure notices, and the Company anticipates this decline to continue because of a combination of lower prices and lower volume. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 93% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 29% of the Company's total revenues. Circulation revenues increased an aggregate of $179,000. The Daily Journals accounted for about 67% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 21% of the total circulation revenues, with the other newspapers and services accounting for the balance.

  Costs and expenses increased by $501,000 (3%) from $15,250,000 to $15,751,000.
CHOICE accounted for additional expenses of $596,000, including $141,000 for the amortization of Daily Journal's purchased computer software and goodwill. Personnel costs increased an aggregate of $254,000 (3%) of which $352,000 were from CHOICE. Newsprint and printing expenses decreased by $48,000 primarily because of the decrease in newsprint prices. Commissions and other outside services increased by $122,000 primarily because of increased outside services for court rule updates and binders, partially offset by less agency commissionable foreclosure notice sales. Depreciation and amortization expenses went down by $94,000 as a result of more fully depreciated assets, partially
offset by the amortization of CHOICE assets.   The increase in other expenses
of $259,000 primarily resulted from increased legal expenses.

  Pretax income in the six months ended March 31, 1999 decreased by $124,000 (5%) to $2,342,000 from $2,466,000 in fiscal 1998. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 42% of the Company's pretax income. Net income was $1,438,000 compared to $1,456,000 in the comparable prior year period. Net income per share remained the same at $.91.

Liquidity and Capital Resources

  During the six months ended March 31, 1999, the Company's cash and cash equivalent position decreased by $83,000, and the investments in U.S. Treasury Bills decreased by $2,998,000. Cash and cash equivalents were used for the net purchase of capital assets, including acquisitions, of $4,051,000 and to
purchase common and treasury stock for an aggregate amount of $120,000.   The
cash provided by operating activities of $1,014,000 included a net increase in prepayments for subscriptions and others of $463,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications are booked as deferred subscription revenue and are included in earned revenue only over the duration of the subscription. The cash flows from operating activities decreased by $951,000 during the six months ended March 31, 1999 primarily because of the inclusion of the CHOICE financial statements. As of March 31, 1999, the Company had working capital of $13,319,000 before deducting the liability for deferred subscription and other revenues of $7,365,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $10 million at March 31, 1999, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company.

  In January 1999, the Company invested a total of $6.67 million (a) to purchase 80% of the capital stock of CHOICE Information Systems, Inc. from CHOICE and certain of its shareholders, (b) to enable CHOICE to purchase substantially all of the assets of QUINDECA Corporation, the consulting and implementation arm of CHOICE, and (c) to leave approximately $4 million in working capital at CHOICE immediately following these transactions. In addition, CHOICE has entered into employment agreements with the principal owners of CHOICE and QUINDECA, and these officers will continue to own 20% of CHOICE.

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

  The Company recognizes the need to ensure that its operations are not adversely affected by Year 2000 problems. The Company believes that its major internal systems and equipment are Year 2000 compliant. The cost of achieving compliance in the Company's software is estimated to be a minor increase over the cost of normal software upgrades and replacements. The Company has sent Year 2000 inquiries to its significant suppliers and vendors. Based on the responses to these inquiries, the Company expects that Year 2000 issues will pose no significant operational or financial problems for the Company. However, due to the general uncertainty inherent in the Year 2000 problem, the Company cannot ensure its ability to timely and cost-effectively resolve unforeseen Year 2000 problems that may affect its operations and business or expose it to third-party liability.

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

  Metropolitan News sued for injunctive relief and damages. A jury trial ended in mistrial in January 1999. Another jury trial is scheduled for June 1999. The Company believes that the action is without merit and intends to continue to defend it vigorously.

                           DAILY JOURNAL CORPORATION

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

  The Company's annual meeting was held on February 10, 1999. The matters submitted to a vote of security holders were the election of directors and the ratification of the appointment of Price WaterhouseCoopers LLP as independent accountants for the Company for the current fiscal year.

  Each of the nominees to the Board of directors was elected. The following votes were received as to the election of the board of directors:

                                                                        Votes
                                         -----------------------------------------------------------------

                                                                       Withheld              Broker
Nominee's Name                                      For                Authority            Non-Votes
--------------                                      ---                ---------            ---------

Charles T. Munger                                1,345,799               2,020                   0
J. P. Guerin                                     1,345,829               2,020                   0
Gerald L. Salzman                                1,345,844               2,020                   0
Donald W. Killian, Jr.                           1,345,829               2,020                   0
George C. Good                                   1,345,829               2,020                   0

     Price WaterhouseCoopers LLP was ratified as the Company's independent accountants with 1,341,428 votes in favor, 4,632 votes against, 1,804 abstentions and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K:

     (A)  Exhibits - The following exhibit is filed herewith:

          27 Financial Data Schedule

     (B)  Reports on Form 8-K -  Acquisition of Choice Information Systems, Inc.


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

DATE: May 14, 1999