Form 10-Q
period 1999-06-30
DAILY JOURNAL CORP
filed 1999-08-11
CIK 783412

                            SECURITIES AND EXCHANGE
                                  COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                Outstanding at July 31, 1999
---------------------------------------        ----------------------------
Common Stock, par value $ .01 per share             1,609,761 shares


                                    1 of 12

                           DAILY JOURNAL CORPORATION

                                     INDEX



                                                                    Page Nos.


PART I Financial Information

     Item 1.  Financial statements

       Consolidated Balance Sheet -
         June 30, 1999 and September 30, 1998                          3

       Consolidated Statement of Income -
         Three months ended June 30, 1999 and 1998                     4

       Consolidated Statement of Income -
         Nine months ended June 30, 1999 and 1998                      5

       Consolidated Statement of Cash Flows -
         Nine months ended June 30, 1999 and 1998                      6

       Notes to Consolidated Financial Statements                      7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   8

PART II  Other Information

     Item 1.  Legal Proceedings                                        10

     Item 6.  Exhibits and Reports on Form 8-K                         12


                                    2 of 12

                                     PART I
                          Item 1. Financial Statements
             DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                              June 30                  September 30
                                                                               1999                       1998
                                                                           ------------               ------------
ASSETS
Current assets:

   Cash and cash equivalents                                               $  1,022,000               $    462,000
   U.S. Treasury Bills, at cost plus discount earned                          9,397,000                 12,668,000
   Accounts receivable, less allowance for
      doubtful accounts of $700,000                                           8,433,000                  6,594,000
    Inventories                                                                  50,000                     51,000
    Prepaid expenses and other assets                                           204,000                    113,000
    Deferred income taxes                                                       707,000                    800,000
                                                                           ------------               ------------
        Total current assets                                                 19,813,000                 20,688,000
                                                                           ------------               ------------
Property, plant and equipment, at cost:
    Land, buildings and improvements                                          8,101,000                  8,068,000
    Furniture, office equipment and computer software                         9,781,000                  4,812,000
    Machinery and equipment                                                   1,367,000                  1,355,000
                                                                           ------------               ------------
                                                                             19,249,000                 14,235,000
    Less accumulated depreciation                                            (7,668,000)                (6,396,000)
                                                                           ------------               ------------
                                                                             11,581,000                  7,839,000
Deferred income taxes                                                           532,000                    438,000
Intangible assets, at cost, less accumulated amortization
    of $47,000                                                                  509,000                          -
                                                                           ------------               ------------
                                                                           $ 32,435,000               $ 28,965,000
                                                                           ============               ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                        $  3,455,000               $  2,741,000
   Accrued liabilities                                                        2,242,000                  2,755,000
   Income taxes                                                                       -                    282,000
   Deferred subscription and other revenues                                   7,830,000                  6,902,000
                                                                           ------------               ------------
        Total current liabilities                                            13,527,000                 12,680,000
                                                                           ------------               ------------

Minority interest                                                             1,003,000                          -
                                                                           ------------               ------------

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized and no shares issued                                                 -                          -
   Common stock, $.01 par value, 5,000,000 shares
      authorized; 1,614,561 and 1,618,570 shares,
      respectively, outstanding                                                  16,000                     16,000
   Other paid-in capital                                                      2,052,000                  2,058,000
   Retained earnings                                                         16,454,000                 14,708,000
   Less 37,544 and 34,387 treasury shares, respectively, at                    (617,000)                  (497,000)
   cost                                                                    ------------               ------------
        Total shareholders' equity                                           17,905,000                 16,285,000
                                                                           ------------               ------------
                                                                           $ 32,435,000               $ 28,965,000
                                                                           ============               ============

          See accompanying notes to consolidated financial statements.

                                    3 of 12

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                                        Three months
                                                                                        Ended June 30
                                                                                        -------------
                                                                                1999                      1998
                                                                             ----------               -----------
Revenues:
   Advertising                                                               $5,199,000                $5,529,000
   Circulation                                                                2,979,000                 2,907,000
   Information systems and services                                             366,000                         -
   Advertising service fees and other                                         1,038,000                 1,096,000
                                                                             ----------                ----------
                                                                              9,582,000                 9,532,000
                                                                             ----------                ----------

Costs and expenses:
   Salaries and employee benefits                                             4,234,000                 3,893,000
   Newsprint and printing expenses                                              820,000                   854,000
   Commissions and other outside services                                     1,202,000                 1,101,000
   Postage and delivery expenses                                                575,000                   592,000
   Depreciation and amortization                                                512,000                   489,000
   Other                                                                      1,585,000                   949,000
                                                                             ----------                ----------
                                                                              8,928,000                 7,878,000
                                                                             ----------                ----------

Income before taxes                                                             654,000                 1,654,000
Provision for income taxes                                                      260,000                   635,000
                                                                             ----------                ----------
Net income, including minority interest                                         394,000                 1,019,000
Minority interest in net loss of subsidiary (20%)                                56,000                         -
                                                                             ----------                ----------
Net income                                                                   $  450,000                $1,019,000
                                                                             ==========                ==========

Weighted average number of common
    shares outstanding                                                        1,579,228                 1,590,716
Net income per share                                                         $      .28               $       .64



          See accompanying notes to consolidated financial statements.

                                    4 of 12

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                                     Nine months
                                                                                    Ended June 30
                                                                                    -------------
                                                                                1999                      1998
                                                                            -----------              ------------
Revenues:
   Advertising                                                              $15,482,000               $15,902,000
   Circulation                                                                8,818,000                 8,567,000
   Information systems and services                                             661,000                         -
   Advertising service fees and other                                         2,714,000                 2,779,000
                                                                            -----------               -----------
                                                                             27,675,000                27,248,000
                                                                            -----------               -----------

Costs and expenses:
   Salaries and employee benefits                                            12,174,000                11,579,000
   Newsprint and printing expenses                                            2,469,000                 2,551,000
   Commissions and other outside services                                     3,365,000                 3,142,000
   Postage and delivery expenses                                              1,705,000                 1,714,000
   Depreciation and amortization                                              1,163,000                 1,234,000
   Other                                                                      3,803,000                 2,908,000
                                                                            -----------               -----------
                                                                             24,679,000                23,128,000
                                                                            -----------               -----------

Income before taxes                                                           2,996,000                 4,120,000
Provision for income taxes                                                    1,200,000                 1,645,000
                                                                            -----------               -----------
Net income, including minority interest                                       1,796,000                 2,475,000
Minority interest in net loss of subsidiary (20%)                                92,000                         -
                                                                            -----------               -----------
Net income                                                                  $ 1,888,000               $ 2,475,000
                                                                            ===========               ===========

Weighted average number of common
    shares outstanding                                                        1,582,519                 1,591,199
Net income per share                                                        $      1.19               $      1.55



          See accompanying notes to consolidated financial statements.

                                    5 of 12

                           DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                      Nine months
                                                                                      ended June 30
                                                                                      -------------
                                                                               1999                      1998
                                                                               ----                      ----

Cash flows from operating activities:
   Net income                                                              $  1,888,000              $  2,475,000
   Adjustments to reconcile net income
       to net cash provided by operations:
   Depreciation and amortization                                              1,163,000                 1,234,000
   Minority interest in consolidated subsidiary                                 (92,000)                        -
   Deferred income taxes                                                         (1,000)                   51,000
   Discount earned on U.S. Treasury Bills                                      (104,000)                 (179,000)
   Gains on sales of capital assets                                                   -                  (106,000)
   Changes in assets and liabilities:
      (Increase) decrease in current assets
          Accounts receivable, net                                           (1,839,000)                 (187,000)
          Inventories                                                             1,000                     1,000
          Prepaid expenses and other assets                                     (91,000)                   37,000
          Increase (decrease) in current liabilities
          Accounts payable                                                      714,000                  (416,000)
          Accrued liabilities                                                  (513,000)                  (97,000)
          Income taxes                                                         (282,000)                  129,000
          Deferred subscription and other revenues                              928,000                   131,000
                                                                           ------------              ------------
               Cash provided by operating activities                          1,772,000                 3,073,000
                                                                           ------------              ------------

Cash flows from investing activities:
   Net sales (investments) in U.S. Treasury Bills                             3,375,000                (2,508,000)
   Capital expenditures, including acquisition, net
    of cash acquired                                                         (4,320,000)                 (442,000)
                                                                           ------------              ------------
          Net cash used for investing activities                               (945,000)               (2,950,000)
                                                                           ------------              ------------


Cash flows from financing activities:
   Purchase of treasury and common stock                                       (267,000)                 (114,000)
                                                                           ------------              ------------
          Cash used for financing activities                                   (267,000)                 (114,000)
                                                                           ------------              ------------

Increase in cash and cash equivalents                                           560,000                     9,000

Cash and cash equivalents:
   Beginning of period                                                          462,000                   273,000
                                                                           ------------              ------------
   End of period                                                           $  1,022,000              $    282,000
                                                                           ============              ============


Income taxes paid during period                                            $  1,509,000              $  1,464,000


          See accompanying notes to consolidated financial statements.

                                    6 of 12

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

Note 2 - Basis of Presentation:

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1999 and September 30, 1998, the results of operations for the three- and nine-month periods ended June 30, 1999 and 1998 and its cash flows for the nine months ended June 30, 1999 and 1998.

  The results of operations for the nine months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                    7 of 12

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

  Revenues were $27,675,000 and $27,248,000 for the nine months ended June 30, 1999 and 1998, respectively. This increase of 2% is primarily attributable to the recent acquisition of 80% of CHOICE Information Systems, Inc. which accounted for additional revenues of $661,000 and to advertising and subscription rate increases, partially offset by the decline in revenues from publishing foreclosure notices.

  During the nine months ended June 30, 1999, display advertising revenues went down by $47,000 and classified advertising revenues decreased by $85,000.
Public notice advertising revenues decreased by $288,000 primarily resulting from decreased foreclosure notices, and the Company anticipates this decline to continue because of a combination of lower prices and lower volume. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company's total revenues. Circulation revenues increased an aggregate of $251,000. The Daily Journals accounted for about 67% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 21% of the total circulation revenues, with the other newspapers and services accounting for the balance.

  Costs and expenses increased by $1,551,000 (7%) from $23,128,000 to $24,679,000. CHOICE accounted for additional expenses of $1,495,000, including $353,000 for the amortization of Daily Journal's purchased computer software and goodwill. Total personnel costs were $12,174,000, representing an increase of $595,000 (5%), of which $865,000 were from CHOICE. Newsprint and printing expenses decreased by $82,000 primarily because of the decrease in newsprint prices. Commissions and other outside services increased by $223,000 primarily because of increased outside printing services, partially offset by less agency commissionable foreclosure notice sales. Depreciation and amortization expenses went down by $71,000 as a result of more fully depreciated assets, partially
offset by the amortization of CHOICE assets.   The increase in other expenses of
$895,000 included increased legal expenses of about $664,000 primarily to defend the Metropolitan News Company's lawsuit, as discussed below, that resulted in two jury trials this year and a verdict in favor of the Company.

  Pretax income in the nine months ended June 30, 1999 decreased by $1,124,000 (27%) to $2,996,000 from $4,120,000 in fiscal 1998, primarily because of CHOICE's loss and increased legal fees. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 37% of the Company's pretax income. Net income was $1,888,000 compared to $2,475,000 in the comparable prior year period. Net income per share decreased to $1.19 from $1.55.

Liquidity and Capital Resources

  During the nine months ended June 30, 1999, the Company's cash and cash equivalent position increased by $560,000, and the investments in U.S. Treasury Bills decreased by $3,271,000. Cash and cash equivalents were used for the net purchase of capital assets, including acquisitions, of $4,320,000 and to
purchase common and treasury stock for an aggregate amount of $267,000.   The
cash provided by operating activities of $1,772,000 included a net increase in prepayments for subscriptions and others of $928,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are booked as deferred revenue and are

                                    8 of 12
included in earned revenue only when the services are provided. The cash flows from operating activities decreased by $1,301,000 during the nine months ended June 30, 1999 primarily because of the inclusion of the CHOICE financial statements and increased legal fees. As of June 30, 1999, the Company had working capital of $14,116,000 before deducting the liability for deferred subscription and other revenues of $7,830,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $10 million at June 30, 1999, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company.

  In January 1999, the Company invested a total of $6.67 million (a) to purchase 80% of the capital stock of CHOICE Information Systems, Inc. from CHOICE and certain of its shareholders, (b) to enable CHOICE to purchase substantially all of the assets of QUINDECA Corporation, the consulting and implementation arm of CHOICE, and (c) to leave approximately $4 million in working capital at CHOICE immediately following these transactions. In addition, CHOICE has entered into employment agreements with the former principal owners of CHOICE and QUINDECA, and these officers continue to own 20% of CHOICE.

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

                                    9 of 12

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

  Another Metropolitan News complaint challenged as forbidden price discrimination by locality the Company's ordinary practice of charging different prices for publishing trustee sales notices in different newspapers depending upon the geographic locality in which the notices are published. This locality-

                                   10 of 12
discrimination challenge was made even though (i) in charging for foreclosure advertising at different prices in its different newspapers, Metropolitan News followed exactly the same practice as the Company (ii) every other owner of multiple newspapers, not only in California but throughout the nation, also imitates both Metropolitan News and the Company by using different prices in selling advertising service in different newspapers, and (iii) all rational economic definitions of "same product" (used in finding locality discrimination which must involve sale of a "same product" at different prices in different localities) require that "same products" must be products that are substitutable in use, one for the other, whereas foreclosure notice publications can not be substituted, one for the other, across locality-of-publication lines.

  Metropolitan News sued for injunctive relief and damages. On July 14, 1999, a jury returned a verdict in favor of the Company on both the claim for below-cost sales and the claim for locality discrimination. In addition, the Court held that Metropolitan News' claims failed as a matter of law. Accordingly, judgment has been entered in favor of the Company on each of these claims. Metropolitan News may appeal the judgement. If such an appeal were made, the Company intents to contest it vigorously, but no assurance can be given that on appeal the judgement would be sustained.

                                    11 of 12

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

                                         DAILY JOURNAL CORPORATION
                                         (Registrant)


                                         /s/ Gerald L. Salzman
                                         -------------------------
                                         Gerald L. Salzman
                                         Chief Financial Officer

DATE: August 11, 1999
                                   12 of 12