Form 10-K405
period 1999-09-30
DAILY JOURNAL CORP
filed 1999-12-28
CIK 783412

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

for the fiscal year ended September 30, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission File No. 0-14665

                           DAILY JOURNAL CORPORATION
            (Exact name of registrant as specified in its charter)


              South Carolina                           95-4133299
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)               Identification No.)
          355 South Grand Avenue
                34th Floor

         Los Angeles, California                       90071-1560
 (Address of principal executive offices)              (Zip Code)

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 As of December 17, 1999 the approximate aggregate market value of Daily Journal Corporation's voting stock held by nonaffiliates was $23,575,000.

 As of December 17, 1999 there were outstanding 1,598,413 shares of Common Stock of Daily Journal Corporation.

                               ----------------

 Documents incorporated by reference: Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during February 2000 are incorporated by reference into Part III.

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

                                    PART I

Item 1. Business

 The Company publishes newspapers in California, Washington, Arizona, Colorado and Nevada and the California Lawyer magazine and produces several specialized information services. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. ("Sustain") (formerly CHOICE Information Systems, Inc.), an 80% owned subsidiary that was acquired in January 1999, provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada, Washington and Virginia. The financial information of the Company and Sustain is set forth in Item 8 ("Financial Statements and Supplementary Data.")

Products

 Newspapers. The Company publishes 19 newspapers of general circulation. Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus with regard to its news coverage, thereby attracting readers interested in obtaining information about that area through a newspaper format. The newspapers are based in the following cities:

      Newspaper                       Base of Publication
      ---------                       -------------------
      Los Angeles Daily Journal       Los Angeles, California
      Daily Commerce                  Los Angeles, California
      California Real Estate Journal  Los Angeles, California
      San Francisco Daily Journal     San Francisco, California
      The Daily Recorder              Sacramento, California
      The Inter-City Express          Oakland, California
      Marin County Court Reporter     San Rafael, California
      San Jose Post-Record            San Jose, California
      Sonoma County Herald-Recorder   Santa Rosa, California
      Orange County Reporter          Santa Ana, California
      San Diego Commerce              San Diego, California
      Business Journal                Riverside, California
      Antelope Valley Journal         Palmdale, California
      Ventura Journal                 Ventura, California

      Newspaper            Base of Publication
      ---------            -------------------
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

 The Los Angeles Daily Journal and the San Francisco Daily Journal are geared toward their respective regions, but contain much materials and render much services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 1999, the Los Angeles Daily Journal had approximately 12,300 paid subscribers and the San Francisco Daily Journal had approximately 6,200 paid subscribers as compared with a total paid subscriptions of 18,300 at September 30, 1998. In addition, The Daily Journals are sold on some newsstands. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 44% to subscriptions and 56% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 46% of the Company's total revenue during fiscal 1999 and fiscal 1998 and 47% during fiscal 1997.

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

 The Daily Journals also include several other features or supplements. California Law Business, a weekly supplement, is printed in tabloid format and features in-depth coverage of current topics of interest to lawyers with a focus on the business aspects of the practice of law. Verdicts and Settlements is a weekly tabloid featuring important settlements and verdicts along with the attorneys and experts representing each party. Cyber Esq., a quarterly supplement, is printed in magazine format and features coverage of law firm technology.

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

 The Company publishes the Directory of California Lawyers (the "Directory"), which is updated and published semiannually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges and arbitrators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals and The Daily Recorder. In addition, there are about 8,200 directories sold. The regular annual rate is $28. In due course the Company plans to provide an option of subscription service for The Daily Journals at a lower price for subscribers who do not wish to receive the Directory.

 The Daily Journals are distributed primarily by mail, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange and San Diego counties receive copies by hand delivery, and additional copies are distributed through newsstands and by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $530.

 Daily Commerce. Published since 1917, the Daily Commerce, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The nature of the news coverage enhances the effectiveness of public notice advertising in distributing information about foreclosures to potential buyers at foreclosure sales. The features of the paper include default listings, probate estate sales and real estate examination applicants. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day. It had approximately 1,100 paid subscriptions at September 30, 1999. A subscription to the Daily Commerce is $199 per year, and it is primarily distributed by mail.

 California Real Estate Journal. The California Real Estate Journal (the "Real Estate Journal") is a monthly newspaper directed primarily to persons interested in the commercial real estate market, including real estate brokers, developers, bankers and real estate lawyers. The Real Estate Journal carries news and features such as the status of commercial projects, financial information and articles on brokers and transactions, including defaults and new financings. It carries display and classified advertising. At September 30, 1999 the California Real Estate Journal had a circulation of approximately 1,700 subscribers. The annual subscription rate is $94. The Real Estate Journal is distributed primarily by mail.

 The Daily Recorder. The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it, such as administrative agency developments and lobbying. Among the regular features of The Daily Recorder are news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising. The Daily Recorder currently has approximately 1,200 paid subscribers, all of whom receive the paper by mail. The current subscription rate is $246 per year.

 The Inter-City Express. The Inter-City Express (the "Express") has been published since 1909. Published three days a week, the Express covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area.

The Express carries both commercial and public notice advertising. The Express is mailed to its approximately 500 subscribers, and the annual subscription rate is $137.

 Marin County Court Reporter. The Marin County Court Reporter (the "Marin Reporter") began publishing in the mid-1960's. The Marin Reporter covers general news of local interest, emphasizing local and statewide news of interest to the legal and real estate communities in Marin County, and carries primarily public notice advertising. The Marin Reporter is published each Tuesday and Friday. Approximately 200 subscribers presently receive the Marin Reporter, all by mail delivery. The annual subscription rate is currently $99.

 San Jose Post-Record. The San Jose Post-Record (the "Post-Record") has been published since 1910. In addition to general news of local interest, the Post-Record, which is published three days a week, focuses on legal and real estate news and carries commercial and public notice advertising. A yearly subscription to the Post-Record is $116. The Post-Record has approximately 300 subscribers, all of whom receive it by mail.

 Sonoma County Herald-Recorder. The Sonoma County Herald-Recorder (the "Herald-Recorder") has been in existence since 1899. The newspaper carries general news of local interest and is designed to be of special interest to members of the legal and real estate professions. Advertising in the newspaper consists of both public notice and commercial advertising. Its approximately 200 subscribers receive the newspaper three days a week by mail, at a rate of $188 annually.

 Orange County Reporter. The Orange County Reporter ("Orange Reporter") has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Orange Reporter reports local and state legal news, including the court calendars and court directories for Orange County, and carries primarily public notice advertising. The Orange Reporter is mailed three days a week to approximately 500 paid and requester subscribers. The annual subscription rate is $83.

 San Diego Commerce. The San Diego Commerce is a thrice-weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves the legal and real estate professional in San Diego County. The San Diego Commerce has approximately 200 subscribers. The annual subscription rate is $59, covering distribution by mail.

 Business Journal. The Business Journal publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It is mailed twice weekly with about 100 paid subscribers. The annual subscription rate is $49.

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

 The Record Reporter and Arizona Journal. The Record Reporter was acquired in 1995. In addition to general news of local interest, The Record Reporter, which is published on business days, focuses on real estate news and public record information and carries primarily public notice advertising. It is mailed to approximately 300 paid subscribers. The annual subscription rate is $145 for most subscribers. In 1995 the Company also began publishing the weekly Arizona Journal including the Arizona Appellate Report which provides in a pull-out section of the newspaper summaries of the opinions of the U.S. Supreme Court, 9th U.S. Circuit Court of Appeals, the U.S. Bankruptcy Appellate Panel and summaries and full-text of the opinions of the Arizona Supreme Court and Arizona Court of Appeals. The Arizona Journal seeks to be of special utility to lawyers and judges with news and features somewhat similar to those of The Daily Journals. It carries classified and display advertising, and it is mailed to about 400 paid subscribers. The annual subscription rate is $109.

 Colorado Journal. During 1995 the Company acquired The Public Record Corporation which published The Brief Times Reporter, The Code of Colorado Regulations and three bankruptcy reporting publications, with the Code and the bankruptcy publications now part of the Company's "Information Services". The Brief Times Reporter provided weekly the full-text and summaries of all opinions of the Colorado Supreme Court and Colorado Court of Appeals. In 1995 the Company also began publishing the weekly Colorado Journal, including the Colorado Appellate Report which provided the full-text and summaries of all the opinions of the U.S. Supreme Court, 10th U.S. Circuit Court of Appeals, and the full-text of the 10th Circuit Orders. In 1997 The Public Record Corporation was merged into the Daily Journal Corporation, and The Brief Times Reporter and the Colorado Appellate Report were consolidated in a "pull-out" booklet format that is inserted into the Colorado Journal. In addition to general news of local interest, the Colorado Journal seeks to be of special utility to lawyers and judges with news and features somewhat similar to those of The Daily Journals. It carries classified, display and public notice advertising. The Colorado Journal is mailed to approximately 700 paid subscribers. The annual subscription price is $271.

 Nevada Journal. The Company acquired the Nevada Supreme Court Reporter in 1994, and the name was changed to the Nevada Journal. Besides stories of local interest concerning the courts and legal communities, the Nevada Journal features full-text opinions issued by the Nevada Supreme Court and a list of all orders issued. Also included are summaries of federal and state supreme court opinions. Special features include local verdicts and settlements, bar examination results and articles on federal opinions. The semi-monthly Nevada Journal as of September 30, 1999 had approximately 200 subscribers. The yearly subscription rate is $126.

 Washington Journal. The Company began publishing the weekly Washington Journal in 1992. In addition to providing general news of state and local interest, it seeks to be of special utility to professionals, including lawyers, business and government leaders. Summaries of federal, state and local court cases are included as a pull-out section of the newspaper. The Washington Journal, which is distributed by mail, had approximately 800 paid subscribers at September 30, 1999. The annual subscription rate is $122, and it carries classified and display advertising.

 Magazines. Since 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the "State Bar"). The magazine was published by the Company in cooperation with the State Bar until December 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is mailed free to the active members of the State Bar of California, and the magazine also has approximately 600 paid subscribers. An annual subscription to California Lawyer is $69. The termination of the contract with the State Bar and the State Bar's new publication has not had a material impact on the Company's operations. In addition, the Company publishes House Counsel, a quarterly magazine. It is mailed free to about 7,000 in-house lawyers and others.

 Information Services. The specialized information services offered by the Company have grown out of its newspaper operations or have evolved in response to a desire for such services primarily from its newspaper subscribers.

 The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 6,500 subscribers at September 30, 1999 paying $255 per year. Court Rules reproduces court rules for certain state and federal courts in California. The Court Rules appear in two versions, one of which covers Northern California courts (eight volumes) and one of which covers Southern California courts (seven volumes). The Company updates Court Rules on a monthly basis. In addition, the Company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County;
(5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties. In addition, the Company publishes single-volume rules for the Federal District Court in the Southern and Central District of California and California Probate Rules. In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $40 to $90 per year and volumes are normally updated or replaced whenever there are rule changes. At September 30, 1999, the Company had approximately 7,700 subscribers for its Local Rules publications. In addition, the Company publishes a two-volume, loose-leaf set of court rules for Colorado. These court rules were first distributed to the subscribers of the Colorado Journal and are now on a subscription basis.

 The Judicial Profiles services contain biographical and professional information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. The Judicial Profiles include biographical data on judges and information supplied by each judge regarding the judge's policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the five volume set for Southern California or the four volume set for Northern California. The approximately 1,000 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $482 per year. In 1997 the Company assumed certain publishing responsibilities from the King County (Washington) Bar Association Young Lawyers Division for the publishing of Judges Books for King, Pierce and Snohowish counties. The approximately 100 subscribers receive updates yearly. The annual subscription is $125.

 The Company now has two bankruptcy publications after discontinuing the Fourth Circuit Bankruptcy Court Reporter and the Texas Bankruptcy Court Reporter during the year. The Colorado Bankruptcy Court Reporter and the California Bankruptcy Reporter had an aggregate of approximately 300 subscribers at September 30, 1999. Annual subscription rates range from $131 to $199 a year. Each of these publications contains summaries and full-text bankruptcy rulings by the governing federal court of appeals, district courts, bankruptcy appellate panel and bankruptcy courts. Selected state court opinions are also summarized. Periodic indices are published to assist the bars in referencing applicable case law.

 The Company publishes the Code of Colorado Regulations pursuant to an agreement that extends through July 2002 with the State of Colorado. The approximately 1,800 subscribers to various sections of the Code receive updates normally on a monthly basis. Annual subscription rates range from $80 to $712.

 The Company also provides computer online foreclosure information to about 300 customers. This service primarily provides distressed property information, some of which also appear in some of the Company's newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information.

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

 Public notice advertising revenues and related advertising and other service fees for the Company constituted about 30% of the Company's total revenues in fiscal 1999, 30% in fiscal 1998 and 34% in fiscal 1997. In many states, including California, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues. The acquisition of CNSB, a marginal and threatened enterprise with a negative book net worth when purchased, improved the Company's ability to protect continued existence of public notice advertising.

 Information Systems and Services. In January 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and certain of its shareholders who continue to own 20% of Sustain.

 The Sustain family of products consists of technologies and applications to enable justice agencies to automate their operations. The latest product released from Sustain is the Sustain eCourtTM system which is an electronic commerce platform for the justice community and allows users to file cases electronically and publish information online. Sustain has installations in nine states and three countries, and many of its clients have more than a decade of experience with the Sustain product line.

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

 An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with paper suppliers. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. In 1997 and 1999 newsprint prices declined, but in 1998 the price of paper increased moderately. Paper prices may fluctuate substantially in the future, and this could significantly impact income from operations.

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

 The Company receives, on a non-exclusive basis, public notice advertising from a number of agencies. Such agencies ordinarily receive a commission of 15% to 25% on their sales of advertising in Company publications. Recent developments in the foreclosure industry which places trustee sale notices has reduced the role of certain agencies. Commercial advertising agencies also place advertising in Company publications and receive commissions for advertising sales.

 Sustain's staff includes several employees who provide marketing and consulting services which may also result in the licensing of Sustain products. Third party vendors are not used to license its products.

Competition

 Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. For example, shortly before the Company purchased the San Francisco Daily Journal, Associated Newspapers, the owner of a controlling interest in a number of American law-oriented publications including the American Lawyer, purchased a law-oriented San Francisco newspaper and thereafter pursued subscribers and advertisers with more skill and determination than were employed by the former publisher. In 1989 Associated Newspapers sold a controlling interest to Time Warner Inc., the largest U.S. media company, which continued very aggressive competition, including amazingly low "price-war" type prices for multiple-copy subscriptions. In 1997 these publications were sold by Time Warner Inc. to a group headed by the investment firm of Wasserstein Perella, Inc., which subsequently also purchased National Law Publishing, publishers of the New York Law Journal, among others. All of the Company's real estate and business publications and products face strong competition from other publications and service companies.

 Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company's newspapers provide along with general news coverage attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage as does the Company, but the Company believes its coverage, particularly that of The Daily Journals, is more complete and therefore attracts more readers. The Company believes that The Daily Journals are the most important newspapers serving California lawyers on a daily basis. The Arizona Journal is beginning to build readership in its market.

 In attracting commercial advertisers, the Company competes with other newspapers and magazines, television, radio and other media, including electronic network systems for employment-related classified advertising. Factors which may affect competition for advertisers are the cost for such advertising compared with other media, and the size and characteristics of the readership of the Company's publications. The Company competes with anywhere from one serious competitor to several competing newspapers for public notice advertising revenue in all of its markets. Large metropolitan general interest newspapers normally do not carry a significant amount of legal advertising, although recently they too have solicited certain types of public notice advertising. The Company estimates its market share of public notice advertising revenues ranges from 10% to 75% in the various areas where its adjudicated newspapers are published except for Colorado where the Company's marketshare is nominal. CNSB, a division of the Company, faces competition from a number of companies based in California, some of which specialize in placing certain types of notices.

 Commencing in 1994, the Company's California Lawyer magazine faced additional competition from a new State Bar of California publication that is discussed in the Products-Magazines section above. In 1999 the State Bar started a statewide directory that competes with the Company's Directory. This new publication has not had a material impact on the Company's operations.

 The Company's court rules publications face competition in both the Southern California market as well as in Northern California. In addition, the Company expects increased competition from online court rules services and the Courts. Subscriptions to the multi-volume Court Rules and Local Rules volumes have declined during fiscal 1999. The Company's Judicial Profile services have direct competition and also indirect competition, since some of the same information is available through other sources.

 The pricing of the Company's products is reviewed every year. Subscription price increases have in recent years exceeded inflation, as have advertising rate increases.

 There is significant competition among a limited number of companies to provide services and software to the courts, and some of these companies are much larger than Sustain. Others provide services for a limited number of courts. Normally, the vendor is selected through a bidding process. Many courts now desire Internet solutions to facilitate electronic filing and the publishing of certain information from case management systems. The Sustain product line provides a version of these services, but there are many uncertainties in the process of courts migrating to newer electronic based systems.

Employees

 The Company employs approximately 355 full-time employees and about 65 part-time employees including about 15 employees at Sustain. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

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

                                                      Principal Occupation Last
 Name                                             Age         Five Years
 ----                                             --- -------------------------
 Ira A. Marshall, Jr. . . . . . . . . . . . . . .  76 Secretary of the Company
                                                      since 1977; Mr. Marshall
                                                      is a private investor and
                                                      businessman making
                                                      investments for his own
                                                      account and is a Trustee
                                                      of Mesabi Trust, which
                                                      collects and distributes
                                                      royalties from the Mesabi
                                                      Trust's interests in
                                                      mining properties.

Item 2. Properties

 The Company owns office and printing facilities in Los Angeles and office and storage facilities in Sacramento and leases space for its other offices under operating leases which expire at various dates through 2004.

 The Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, of which approximately 75% is devoted to office space and the remainder to printing and production equipment and facilities. In 1996 the Company purchased about 40,000 square feet of land near the Los Angeles facility which is used, at least in the near term, for additional parking. In 1998 the Company purchased land and an 11,300 square foot building adjacent to the new parking lot. This is currently used for storage. The Company owns two buildings aggregating about 9,500 square feet in Sacramento, which provide space for its offices and storage.


 In San Francisco the Company has approximately 11,000 square feet of office space under a lease expiring in 2004. This lease may be canceled in 2002 upon the payment of certain fees. In Denver, Sustain has approximately 9,400 square feet of office space under a lease expiring in September 2004. This lease may be canceled in 2002 upon payment of certain fees. In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than four years remaining duration.

 See Note 5 of Notes to Consolidated Financial Statements for information concerning rents payable under leases.

Item 3. Legal Proceedings

 On August 25, 1995, Jeffrey Barge, an individual, filed a lawsuit captioned Barge v. Daily Journal Corporation, et al., in the Supreme Court of the State of New York. The action subsequently was removed to federal court and transferred to the United States District Court for the Central District of California. The complaint alleges, among other things, that Mr. Salzman, the Company's President, had conversations with Mr. Barge about buying a newspaper Mr. Barge owned in Seattle, Washington prior to the date on which the Company started a competing newspaper in the Seattle area, and that in doing so Mr. Salzman caused the Company to misuse certain confidential information allegedly provided to Mr. Salzman by Mr. Barge and to engage in unfair competition. Mr. Barge also alleges that various present and former employees of the Company caused defamatory statements to be made about Mr. Barge. The complaint seeks, among other things, damages in the amount of approximately $4.6 million. Discovery has been closed in this case, and the Company's motion for summary judgment is scheduled to be heard in January 2000. In the event the summary judgment motion is unsuccessful, a trial date of May 2000 has been set. The Company believes that the action is without merit and is defending it vigorously.

 On November 22, 1996, Metropolitan News Company ("Metropolitan News"), a Los Angeles company that publishes various small newspapers that rely for revenues mostly on public notice advertising, filed a lawsuit (later amended) against the Company and Charles T. Munger in Los Angeles County Superior Court alleging that the Company violated certain provisions of the California Business and Professions Code. The substance of all claims by Metropolitan News is that the Company's prices for publishing foreclosure notices are too low and that Metropolitan News could make more money if the Company's prices were higher.

 One Metropolitan News complaint was that the Company had made an agreement with Federal National Mortgage Association ("Fannie Mae") and arrangements with a few other lenders relating to the publication of trustee sales notices. Metropolitan News alleged that the agreements resulted in impermissible sales below cost by the Company. The agreements in questions were entered in response to needs and programs of lenders, some of them chartered by the Federal Government to help increase home ownership. So motivated, the lenders were pushing a wide program of foreclosure-cost reductions, particularly reductions that would prevent some home foreclosures. Under the few arrangements involved, the Company agreed to provide advertising placement services for the publication of notices both in its own and in other newspapers at one standard statewide price. Metropolitan News sued over the Company's business conduct in these arrangements even though such conduct was pro-social in a cost-of-foreclosure-reducing way that improved the general image of service providers in foreclosures. Moreover, Metropolitan News sued even though the Company's action was sure to provide business gains to Metropolitan News. These business gains occurred because the wide foreclosure-practice reforms sought by the lenders were hated by many foreclosure-notice processing providers that had much profited in California's recent recession-caused foreclosure expansion. Therefore the Company's cooperation with cost-reduction efforts of lenders had the consequence, which was predictable, that Metropolitan News enjoyed for a long time an increase in its share of the market in foreclosure notice publications, directed by angry former foreclosure-notice processing customers of the Company. Consequently, the Metropolitan News has suffered no injury from the alleged cost sales. In addition, the average total cost of the placement of a notice under every agreement was less than the standard statewide price charged, making each agreement comply, in the opinion of the Company and its counsel, with laws forbidding sales below cost.

 Another Metropolitan News complaint challenged as forbidden price discrimination by locality the Company's ordinary practice of charging different prices for publishing trustee sales notices in different newspapers depending upon the geographic locality in which the notices are published. This locality-discrimination challenge was made even though (i) in charging for foreclosure advertising at different prices in its different newspapers, Metropolitan News followed exactly the same practice as the Company, (ii) every other owner of multiple newspapers, not only in California but throughout the nation, also imitates both Metropolitan News and the Company by using different prices in selling advertising service in different newspapers, and (iii) all rational economic definitions of "same product" (used in finding locality discrimination which must involve sale of a "same product" at different prices in different localities) require that "same products" must be products that are substitutable in use, one for the other, whereas foreclosure notice publications can not be substituted, one for the other, across locality-of-publication lines.

 Metropolitan News sued for injunctive relief and damages. On July 14, 1999, a jury returned a verdict in favor of the Company on claims that the Metropolitan News made for below-cost sales and for locality discrimination in charging prices for trustee sales. In addition, the Court held that Metropolitan News' claims failed as a matter of law. Accordingly, judgment was entered in favor of the Company on each of these claims. Metropolitan News has appealed the judgment, but no hearing date for the appeal has been set. The Company intends to contest the appeal vigorously, but no assurance can be given that on appeal the judgment would be sustained.

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

 No matters were submitted to a vote of shareholders during the last quarter of the Company's fiscal year ended September 30, 1999.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

 The following table sets forth the sales prices of the Company's common stock for the periods indicated. Quotations are as reported by Nasdaq (Small-Cap Issues), the automated quotation system of the National Association of Securities Dealers, Inc.

                                                                   High    Low
                                                                  ------- ------
      Fiscal 1999
        Quarter ended December 31, 1998.......................... 39.50   33.75
        Quarter ended March 31, 1999............................. 41.25   36.75
        Quarter ended June 30, 1999.............................. 38.75   30
        Quarter ended September 30, 1999......................... 37.0625 36.625
                                                                   High    Low
                                                                  ------- ------
      Fiscal 1998
        Quarter ended December 31, 1997.......................... 43.25   37
        Quarter ended March 31, 1998............................. 40.5    32
        Quarter ended June 30, 1998.............................. 41.5    35
        Quarter ended September 30, 1998......................... 39.5    33.5

 As of December 17, 1999 there were approximately 1,700 holders of record of the Company's common stock, and the last trade was at $34.00 per share.

 The Company did not declare or pay any dividends during fiscal 1999 or 1998. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company's earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

 From time to time, the Company has purchased shares, including treasury shares, of its Common Stock and may continue to do so. See Note 3 to consolidated financial statements. Stock purchases are made primarily to reduce dilution of earnings per share caused by the deferred management incentive plan under which selected employees are paid, subject to certain conditions, supplemental compensation tied to future pre-tax earnings. During fiscal 1999 the Company purchased 19,911 shares of Common and Treasury Stock at an average price per share of $37.10.

Item 6. Selected Financial Data

 The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 1999. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included herein.

                                          Fiscal Year Ended September 30
                                      ---------------------------------------
                                       1999    1998    1997    1996    1995
                                      ------- ------- ------- ------- -------
                                           (Dollar amounts in thousands,
                                             except per share amounts)
Consolidated Statement of Income
 Data:
Revenues
  Advertising........................ $20,267 $21,109 $21,454 $21,423 $20,254
  Information systems and service....   1,213     --      --      --      --
  Circulation........................  11,675  11,449  11,506  10,951  10,686
  Advertising service fees and
   other.............................   3,696   3,547   3,436   3,595   3,638
                                      ------- ------- ------- ------- -------
                                       36,851  36,105  36,396  35,969  34,578
                                      ------- ------- ------- ------- -------
Costs and expenses
  Salaries and employee benefits.....  16,461  15,551  14,749  14,438  14,202
  Newsprint and printing expenses....   3,232   3,377   3,424   3,886   4,084
  Commissions and other outside
   services..........................   4,508   4,254   4,299   4,793   4,553
  Postage and delivery costs.........   2,254   2,266   2,316   2,364   2,461
  Depreciation and amortization......   1,767   1,696   1,897   1,837   2,078
  Other, including interest expense..   5,155   3,553   4,693   4,286   3,759
                                      ------- ------- ------- ------- -------
                                       33,377  30,697  31,378  31,604  31,137
                                      ------- ------- ------- ------- -------
Income before taxes..................   3,474   5,408   5,018   4,365   3,441
Provision for income taxes...........   1,550   2,150   2,000   1,800   1,400
                                      ------- ------- ------- ------- -------
Net income, including minority
 interest............................   1,924   3,258   3,018   2,565   2,041
Minority interest in net loss of
 subsidiary (20%)....................     199     --      --      --      --
                                      ------- ------- ------- ------- -------
Net income........................... $ 2,123 $ 3,258 $ 3,018 $ 2,565 $ 2,041
                                      ======= ======= ======= ======= =======
Net income per share................. $  1.34 $  2.05 $  1.89 $  1.59 $  1.26
                                      ======= ======= ======= ======= =======
                                                   September 30
                                      ---------------------------------------
                                       1999    1998    1997    1996    1995
                                      ------- ------- ------- ------- -------
Consolidated Balance Sheet Data:
Working capital as conventionally
 reported............................ $ 6,200 $ 8,008 $ 4,763 $ 1,552 $  (166)
Working capital before deductions of
 specified items (1).................  13,858  14,910  11,165   8,076   5,632
Total assets.........................  31,525  28,965  25,967  22,489  20,752
Long term notes payable..............     --      --      --      --      725
Shareholders' equity.................  17,668  16,285  13,298  10,728   8,377

--------
(1) Before deducting for each of the five years the liability for deferred subscription and other revenues which will be earned within one year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1999 Compared to 1998

 Revenues were $36,851,000 and $36,105,000 for the fiscal years ended September 30, 1999 and 1998, respectively. This increase of 2% is primarily attributable to the recent acquisition of 80% of Sustain which accounted for additional revenues of $1,324,000 and to advertising and subscription rate increases, partially offset by the decline in revenues from publishing foreclosure notices.

 During fiscal 1999, display advertising revenues went down by $54,000 and classified advertising revenues decreased by $132,000. Public notice advertising revenues decreased by $656,000 primarily resulting from decreased foreclosure notices, and the Company anticipates this decline to continue because of a lower volume. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 28% of the Company's total revenues. Circulation revenues increased an aggregate of $226,000. The Daily Journals accounted for about 67% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 21% of the total circulation revenues, with the other newspapers and services accounting for the balance.

 Costs and expenses increased by $2,680,000 (9%) from $30,697,000 to $33,377,000. Sustain accounted for additional expenses of $2,714,000, including $566,000 for the amortization of Daily Journal's purchased computer software and goodwill. Total personnel costs were $16,461,000, representing an increase of $910,000 (6%), of which $1,304,000 were from Sustain. Newsprint and printing expenses decreased by $145,000 primarily because of the decrease in newsprint prices. Commissions and other outside services increased by $254,000 primarily because of increased outside printing services, partially offset by fewer agency commissionable foreclosure notice sales. Depreciation and amortization expenses increased by $71,000 as a result of more fully depreciated assets, offset by the amortization of Sustain assets. The increase in other expenses of $1,602,000 included increased legal expenses of about $868,000 primarily to defend the Metropolitan News Company's lawsuit, as discussed in the section of "Legal Proceedings", that resulted in two jury trials this year and a verdict in favor of the Company.

 Pretax income in the year ended September 30, 1999 decreased by $1,934,000 (36%) to $3,474,000 from $5,408,000 in fiscal 1998, primarily because of Sustain's loss and increased legal fees. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 38% of the Company's pretax income. Net income was $2,123,000 compared to $3,258,000 in the prior fiscal year. Net income per share decreased to $1.34 from $2.05.

1998 Compared to 1997

 Revenues were $36,105,000 and $36,396,000 for the fiscal years 1998 and 1997, respectively. This decrease of less than 1% was primarily attributable to a decrease in public notice advertising revenues and a slight decrease in number of subscribers partially offset by increases in display advertising lineage as well as advertising and subscription rate increases.

 During fiscal 1998, classified advertising revenues increased by $573,000, and display advertising revenues were up by $522,000 including revenues from a legal conference. Public notice advertising revenues decreased by $1,386,000 primarily resulting from decreased foreclosure notices, and the Company anticipates this trend to continue. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 30% of the Company's total revenues. Circulation revenues decreased an aggregate of $57,000. The Daily Journals accounted for about 64% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 23% of the total circulation revenues, with the other newspapers and services accounting for the balance.

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

 Pretax income in fiscal 1998 increased by $390,000 (8%) to $5,408,000 from $5,018,000 in fiscal 1997. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 32% of the Company's pretax income. Net income was $3,258,000 compared to $3,018,000 in the comparable prior year. Net income per share increased to $2.05 from $1.89.

Liquidity and Capital Resources

 During the fiscal year ended September 30, 1999, the Company's cash and cash equivalent position decreased by $281,000, and the investments in U.S. Treasury Bills decreased by $3,493,000. Cash and cash equivalents were used for the net purchase of capital assets, including acquisitions, of $4,975,000 and to purchase common and treasury stock for an aggregate amount of $740,000. The cash provided by operating activities of $1,701,000 included a net increase in prepayments for subscriptions and others of $916,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are booked as deferred revenue and are included in earned revenue only when the services are provided. The cash flows from operating activities decreased by $2,591,000 during the year ended September 30, 1999 primarily because of the inclusion of the Sustain financial statements and increased legal fees. As of September 30, 1999, the Company had working capital of $13,858,000 before deducting the liability for deferred subscription and other revenues of $7,818,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $9.4 million at September 30, 1999, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company.

 In January 1999, the Company invested a total of $6.67 million (a) to purchase 80% of the capital stock of SUSTAIN Technologies, Inc. from Sustain and certain of its shareholders, (b) to enable Sustain to purchase substantially all of the assets of QUINDECA Corporation, the consulting and implementation arm of Sustain, and (c) to leave approximately $4 million in working capital at Sustain immediately following these transactions. In addition, Sustain has entered into employment agreements with the former principal owners of Sustain and QUINDECA, and these officers continue to own 20% of Sustain.

 The Sustain family of products consists of technologies and applications to enable justice agencies to automate their operations. The latest product released is the Sustain eCourt(TM) system which is an electronic commerce platform for the justice community and allows users to file cases electronically and publish information online. Sustain has installations in nine states and three countries, and many of its clients have more than a decade of experience with the Sustain product line.

 The Company recognizes the need to ensure that its operations are not adversely affected by Year 2000 problems. The Company believes that its major internal systems and equipment, including the systems and equipment used by Sustain, are Year 2000 compliant. The cost of achieving compliance in the Company's software is estimated to be a minor increase over the cost of normal software upgrades and replacements. The Company has sent Year 2000 inquires to its significant suppliers and vendors. Based on the responses to these inquires, the Company expects that Year 2000 issues will pose no significant operational or financial problems to it, and therefore neither the Company nor Sustain have developed any contingency plans. However, due to the general uncertainty inherent in the Year 2000 problem, the Company cannot ensure its ability to timely and cost-effectively resolve unforeseen Year 2000 problems that may affect its operations and business or expose it to third-party liability.

 To the Company's knowledge, all its current Windows-based Sustain products are Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not cause the Sustain products to cease to operate substantially in accordance with their specifications. Some of Sustain's customers still operate older DOS-based versions of Sustain products that may not be fully Year 2000 compliant. Sustain and the Company have worked with, and are continuing to work with, the customers using such versions to ensure that these older Sustain products will continue to operate substantially in accordance with their specifications on and after January 1, 2000. The performance of Sustain products could be affected if operated in conjunction with any computer software, computer firmware, computer hardware, or any combination of the foregoing supplied by third parties that are not Year 2000 compliant. Sustain products are used in conjunction with third party systems, some of which the Company believes are not Year 2000 compliant. Sustain does not, however, warrant to its customers such third party systems, and therefore believes it will not itself sustain a material adverse event if such third party systems experience operational failures.

 If third party systems fail to perform as a result of Year 2000 issues, the Company and Sustain may temporarily be unable to deliver their products and/or provide their services on a timely basis until the Year 2000 problems with such third party systems are corrected.

Item 8. Financial Statements and Supplementary Data

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEET

                                                           September 30
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
ASSETS
Current assets
 Cash and cash equivalents........................... $   181,000  $   462,000
 U.S. Treasury Bills, at cost plus discount earned...   9,175,000   12,668,000
 Accounts receivable, less allowance for doubtful
  accounts of $800,000 and $700,000, respectively....   8,471,000    6,594,000
 Inventories.........................................      45,000       51,000
 Prepaid expenses and other assets...................     329,000      113,000
 Deferred income taxes...............................     801,000      800,000
                                                      -----------  -----------
  Total current assets...............................  19,002,000   20,688,000
                                                      -----------  -----------
Property, plant and equipment, at cost:
 Land, buildings and improvements....................   8,104,000    8,068,000
 Furniture, office equipment and computer software...   9,361,000    4,812,000
 Machinery and equipment.............................   1,364,000    1,355,000
                                                      -----------  -----------
                                                       18,829,000   14,235,000
 Less accumulated depreciation.......................  (7,170,000)  (6,396,000)
                                                      -----------  -----------
                                                       11,659,000    7,839,000
Deferred income taxes................................     382,000      438,000
Intangible assets, at cost, less accumulated
 amortization of $74,000.............................     482,000      --
                                                      -----------  -----------
                                                      $31,525,000  $28,965,000
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................... $ 3,025,000  $ 2,741,000
 Accrued liabilities.................................   1,997,000    2,755,000
 Income taxes........................................     122,000      282,000
 Deferred subscription revenue and other revenues....   7,818,000    6,902,000
                                                      -----------  -----------
  Total current liabilities..........................  12,962,000   12,680,000
                                                      -----------  -----------

Commitments and contingencies (note 5)...............     --           --

Minority Interest....................................     895,000      --
                                                      -----------  -----------
Shareholders' equity
 Preferred stock, $.01 par value, 5,000,000 shares
  authorized and no shares issued....................     --           --
 Common stock, $.01 par value, 5,000,000 shares
  authorized; 1,601,816 shares and 1,618,570 shares,
  respectively, outstanding..........................      16,000       16,000
 Other paid-in capital...............................   2,036,000    2,058,000
 Retained earnings...................................  16,233,000   14,708,000
 Less 37,544 and 34,387 treasury shares,
  respectively, at cost..............................    (617,000)    (497,000)
                                                      -----------  -----------
  Total shareholders' equity.........................  17,668,000   16,285,000
                                                      -----------  -----------
                                                      $31,525,000  $28,965,000
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

                                                 Year ended September 30
                                           -----------------------------------
                                              1999        1998        1997
                                           ----------- ----------- -----------
Revenues:
 Advertising.............................. $20,267,000 $21,109,000 $21,454,000
 Circulation..............................  11,675,000  11,449,000  11,506,000
 Information systems and services.........   1,213,000         --          --
 Advertising service fees and other.......   3,696,000   3,547,000   3,436,000
                                           ----------- ----------- -----------
                                            36,851,000  36,105,000  36,396,000
                                           ----------- ----------- -----------
Costs and expenses:
 Salaries and employee benefits...........  16,461,000  15,551,000  14,749,000
 Newsprint and printing expenses..........   3,232,000   3,377,000   3,424,000
 Commissions and other outside services...   4,508,000   4,254,000   4,299,000
 Postage and delivery expenses............   2,254,000   2,266,000   2,316,000
 Depreciation and amortization............   1,767,000   1,696,000   1,897,000
 Other, including interest expense........   5,155,000   3,553,000   4,693,000
                                           ----------- ----------- -----------
                                            33,377,000  30,697,000  31,378,000
                                           ----------- ----------- -----------
Income before taxes.......................   3,474,000   5,408,000   5,018,000
Provision for income taxes................   1,550,000   2,150,000   2,000,000
                                           ----------- ----------- -----------
Net income, including minority interest...   1,924,000   3,258.000   3,018,000
Minority interest in net loss of
 subsidiary (20%).........................     199,000         --          --
                                           ----------- ----------- -----------
Net income................................ $ 2,123,000 $ 3,258,000 $ 3,018,000
                                           ----------- ----------- -----------
Net income per share...................... $      1.34 $      2.05 $      1.89
                                           ----------- ----------- -----------

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                    Other                                 Total
                          Common   Paid-in     Retained    Treasury   Shareholders'
                           Stock   Capital     Earnings      Stock       Equity
                          ------- ----------  -----------  ---------  -------------
Balance at September 30,
 1996...................  $16,000 $2,082,000  $ 8,981,000  $(351,000)  $10,728,000
Net income..............                        3,018,000                3,018,000
Purchase of common
 stock..................             (20,000)    (428,000)                (448,000)
                          ------- ----------  -----------  ---------   -----------
Balance at September 30,
 1997...................   16,000  2,062,000   11,571,000   (351,000)   13,298,000
Net Income..............                        3,258,000                3,258,000
Purchase of common
 stock..................              (4,000)    (121,000)                (125,000)
Purchase of treasury
 stock..................                                    (146,000)     (146,000)
                          ------- ----------  -----------  ---------   -----------
Balance at September 30,
 1998...................   16,000  2,058,000   14,708,000   (497,000)   16,285,000
Net Income..............                        2,123,000                2,123,000
Purchase of common
 stock..................             (22,000)    (598,000)                (620,000)
Purchase of treasury
 stock..................                                    (120,000)     (120,000)
                          ------- ----------  -----------  ---------   -----------
Balance at September 30,
 1999...................  $16,000 $2,036,000  $16,233,000  $(617,000)  $17,668,000
                          ======= ==========  ===========  =========   ===========

          See accompanying notes to consolidated financial statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Year ended September 30
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
Cash flows from operating activities:
  Net income............................... $2,123,000  $3,258,000  $3,018,000
  Adjustments to reconcile net income to
   net cash provided by operations:
   Depreciation and amortization...........  1,767,000   1,696,000   1,897,000
   Minority interest in consolidated
    subsidiary.............................   (199,000)    --          --
   Deferred income taxes...................     55,000      29,000    (293,000)
   Discount earned on U.S. Treasury Bills..   (240,000)   (129,000)    (80,000)
   Gain on sales of capital assets.........    --         (106,000)    --
   Changes in assets and liabilities:
   (Increase) decrease in current assets
    Accounts receivable, net............... (1,877,000)   (521,000)   (640,000)
    Inventories............................      6,000       7,000     (10,000)
    Prepaid expenses and other assets......   (216,000)     47,000     169,000
   Increase (decrease) in current
    liabilities Accounts payable...........    284,000    (206,000)    172,000
    Accrued liabilities....................   (758,000)   (291,000)    584,000
    Income taxes payable...................   (160,000)      8,000     274,000
    Deferred subscription and other
     revenues..............................    916,000     500,000    (122,000)
                                            ----------  ----------  ----------
     Cash provided by operating
      activities...........................  1,701,000   4,292,000   4,969,000
                                            ----------  ----------  ----------
Cash flows from investing activities:
  Net sales (investments) in U.S. Treasury
   Bills...................................  3,733,000  (2,707,000) (4,159,000)
  Capital expenditures, including
   acquisitions, net of cash acquired...... (4,975,000) (1,125,000) (1,182,000)
                                            ----------  ----------  ----------
     Net cash used for investing
      activities........................... (1,242,000) (3,832,000) (5,341,000)
                                            ----------  ----------  ----------
Cash flows from financing activities:
  Purchase of common and treasury stock....   (740,000)   (271,000)   (448,000)
                                            ----------  ----------  ----------
     Cash used for financing activities....   (740,000)   (271,000)   (448,000)
                                            ----------  ----------  ----------
Increase (decrease) in cash and cash
 equivalents...............................   (281,000)    189,000    (820,000)
Cash and cash equivalents:
  Beginning of year........................    462,000     273,000   1,093,000
                                            ----------  ----------  ----------
  End of year.............................. $  181,000  $  462,000  $  273,000
                                            ----------  ----------  ----------
Interest paid during year.................. $      --   $      --   $      --
Income taxes paid during year, net......... $1,830,000  $2,112,000  $1,930,000

          See accompanying notes to consolidated financial statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND OPERATIONS

 The Daily Journal Corporation (the "Company") publishes newspapers in California, Washington, Arizona, Colorado and Nevada and the California Lawyer magazine and produces several specialized information services. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc., an 80% owned subsidiary and consolidated since it was acquired in January 1999, provides the SUSTAIN(R) family of products (See note
2). Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada, Washington and Virginia.

2. ACQUISITIONS

 On January 26, 1999, the Company acquired an 80% equity interest in SUSTAIN Technologies, Inc. for cash of $6.67 million. SUSTAIN Technologies, Inc. provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations. The results of operations have been included in the financial statements from the date of acquisition. The acquisition was accounted for by the purchase method; accordingly the purchase price in excess of the net assets was about $3.8 million and is being amortized over five years.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation: The consolidated financial statements include the accounts of the Daily Journal Corporation and its wholly-owned subsidiary which was merged into the Company in 1997. The consolidated financial statements also include the accounts of the Daily Journal's 80% owned subsidiary, SUSTAIN Technologies, Inc., acquired in January 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

 Income taxes: The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of the assets and liabilities.

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

 Intangible assets: Intangible assets consist of goodwill acquired in 1999. These assets are being amortized over five years.

 Deferred subscription and other revenues: Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and for software maintenance and other services are booked as deferred revenue and are included in earned revenue only when the services are provided.

 Supplemental Employee Compensation Plan: In fiscal 1987 the Company implemented a Plan for Supplemental Employee Compensation that entitles an employee to participate in pre-tax earnings of the Company for the lesser of
(i) ten years or (ii) as long as that employee remains employed or is in retirement following employment to age 65. Non-negotiable certificates of employee participant interests entitled employees to receive 11.90% (amounting to about $492,000) of income before taxes and supplemental compensation expenses in fiscal year 1999, 11.75% (amounting to about $720,000) in fiscal 1998 and 11.28% (amounting to about $640,000) in fiscal 1997. In addition, the employee holders of certificates are entitled to receive the same percentage of pre-tax earnings in each of the next nine years subsequent to the year of the grant of the certificate provided they remain employed or are in retirement following employment to age 65.

 Treasury stock and net income per common share: As of September 30, 1999 and 1998 the Company owned 37,544 and 34,387, respectively, of the 599,409 units of a limited partnership that has no known liabilities and owns as its sole asset 599,409 shares of common stock of Daily Journal Corporation. This investment, at a total cost of $617,000, is considered treasury stock and is excluded from the calculation of weighted average shares. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,579,251 for 1999, 1,589,971 for 1998 and 1,594,403 for 1997.

 Use of Estimates: The presentation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

 Accounting for Long-Lived assets: Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" established accounting standards for long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS No. 121 requires that certain long-lived assets be reported at the lower of the carrying amount or fair value less cost to sell. The Company has adopted SFAS No. 121 effective October 1, 1996, as required, and there was no significant impact on its financial position or results of operations.

 4. INCOME TAXES

 The provision for income taxes consists of the following:

                                              1999         1998        1997
                                           -----------  ----------- -----------
       Current:
         Federal.......................... $ 1,194,000  $ 1,749,000 $ 1,827,000
         State............................     302,000      371,000     459,000
                                           -----------  ----------- -----------
                                             1,496,000    2,120,000   2,286,000
                                           -----------  ----------- -----------
       Deferred:
         Federal..........................      71,000       25,000    (234,000)
         State............................     (17,000)       5,000     (52,000)
                                           -----------  ----------- -----------
                                                54,000       30,000    (286,000)
                                           -----------  ----------- -----------
                                           $ 1,550,000  $ 2,150,000 $ 2,000,000
                                           ===========  =========== ===========

 The deferred income tax provision which results from temporary differences in the basis of assets and liabilities for tax and financial reporting purposes, includes (i) the amounts related to provisions for accrued liabilities not deductible for tax purposes until paid of $19,000, ($223,000) and ($147,000),
(ii) the amounts related to the allowance for doubtful accounts not deductible until the accounts receivable become worthless for tax purposes of $0, $0 and ($40,000) in 1999, 1998 and 1997, respectively, plus (iii) the amount of tax depreciation and amortization over (under) book depreciation of $90,000, ($241,000) and ($46,000) in 1999, 1998, and 1997, respectively.

 At September 30, 1999, the Company had net operating loss carry-forwards of approximately $120,000, a portion of which is available in each of the next six years to reduce future provisions for income taxes.

 The difference between the statutory federal income tax rate and the Company's effective rate is summarized below:

                                                              1999  1998  1997
                                                              ----  ----  ----
       Statutory federal income tax rate..................... 34.0% 34.0% 34.0%
       State franchise taxes (net of federal tax benefit)....  5.4   4.6   5.3
       Other, net, primarily amortization of goodwill........  5.2   1.2   0.6
                                                              ----  ----  ----
         Effective tax rate.................................. 44.6% 39.8% 39.9%
                                                              ====  ====  ====

 The Company's deferred income tax assets were comprised of the following at September 30, 1999, 1998 and 1997, respectively:

                                                  1999       1998       1997
                                               ---------- ---------- ----------
       Deferred tax assets attributable to:
         Accrued liabilities, including
          vacation pay accrual
          and litigation reserves not yet
          deductible.......................... $  435,000 $  416,000 $  638,000
         Bad debt reserves not yet
          deductible..........................    303,000    303,000    303,000
         Depreciation and amortization........    338,000    428,000    187,000
         Other, net...........................    107,000     91,000    140,000
                                               ---------- ---------- ----------
                                               $1,183,000 $1,238,000 $1,268,000
                                               ========== ========== ==========

5. COMMITMENTS AND CONTINGENCIES

 The Company owns office and printing facilities in Los Angeles, office and storage facilities in Sacramento and leases space for its other offices under operating leases which expire at various dates through 2004. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.

 Future minimum rental payments required under the above operating leases at September 30, 1999 are as follows:

                   Year ending
                   September 30      Commitment
                  --------------     ----------
                2000................ $  785,000
                2001................    730,000
                2002................    645,000
                2003................    626,000
                2004................    417,000
                                     ----------
                                     $3,203,000
                                     ==========

  Rental expenses for the fiscal years 1999, 1998 and 1997 were $646,000, $481,000 and $460,000, respectively.

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

6. OPERATING SEGMENTS

 The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information which became effective for the current fiscal year. As a result of its recent acquisition of SUSTAIN Technologies, Inc., an 80% owned subsidiary, in January 1999, the Company now has two segments of business. The Company's reportable segments are strategic business units that offer different products and/or services. The accounting policies of the reportable segments are the same as those described in Note 3 of Notes to Consolidated Financial Statements. Inter-segment transactions were eliminated, and the reported segment loss of Sustain was net of the minority interest (20%). Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                            Daily
                                           Journal      Sustain       Total
                                         ------------ -----------  ------------
       1999
       Revenues......................... $ 35,527,000 $ 1,324,000  $ 36,851,000
       Segment profit (loss)............    2,919,000    (796,000)    2,123,000
       Total assets.....................   23,771,000   7,754,000    31,525,000
       Capital expenditures.............    1,959,000     182,000     2,141,000
       Depreciation and amortization....    1,147,000     620,000     1,767,000
       Income tax expenses (benefits)...    1,945,000    (395,000)    1,550,000

 7. RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

                                                First  Second   Third  Fourth
                                               quarter quarter quarter quarter
                                               ------- ------- ------- -------
                                                    (in thousands except
                                                     per share amounts)
 1999
 Revenues....................................  $ 8,780 $ 9,313 $ 9,582 $ 9,176
 Costs and expenses..........................    7,528   8,223   8,928   8,698
 Income before taxes.........................    1,252   1,090     654     478
 Net income, including minority interest.....      752     650     394     128
 Minority interest in net loss of subsidiary
  (20%)......................................      --       36      56     107
 Net income..................................      752     686     450     235
 Net income per share........................      .47     .44     .28     .15

 1998
 Revenues....................................  $ 8,687 $ 9,029 $ 9,532 $ 8,857
 Costs and expenses..........................    7,470   7,780   7,878   7,569
 Income before taxes.........................    1,217   1,249   1,654   1,288
 Net income..................................      732     724   1,019     783
 Net income per share........................      .46     .45     .64     .50

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

 None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

 The information set forth in the tables, the notes thereto, and the paragraphs under the caption "Election of Directors-Directors," in the Company's Proxy Statement for Annual Meeting of Shareholders to be held on or about February 9, 2000 (the "Proxy Statement"), is incorporated herein by reference. The information set forth under Item 1 of this Form 10-K under the caption "Executive Officers of Registrant" is also incorporated herein by reference.

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

                                    PART IV

Item 14(a). Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

 The following documents are filed as part of this Report:

(1)  Consolidated Financial Statements:
   Report of Independent Accountants
   Consolidated Balance Sheet at September 30, 1999 and 1998
   Consolidated Statement of Income for each of the three years in the period ended September 30, 1999
   Consolidated Statement of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 1999
   Consolidated Statement of Cash Flows for each of the three years in the period ended September 30, 1999
   Notes to Consolidated Financial Statements
(2) Consolidated Financial Statement Schedules for the three years ended September 30, 1999:
   II Valuation and Qualifying Accounts
   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
 2.1 Stock Purchase Agreement, dated as of January 22, 1999, by and among Daily Journal Corporation, Choice Information Systems, Inc., Michael W. Payton and Terence E. Hahm. (++)
 2.2 Asset Purchase Agreement, dated as of January 22, 1999, by and among Choice Information Systems, Inc., Quindeca Corporation and Jerry L. Short. (++)
(3)  Exhibits
 3.1 Articles of Incorporation of Daily Journal Corporation, as amended.
 3.2 Bylaws of Daily Journal Corporation. (+)
10.1 Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Michael W. Payton. (++)
10.2 Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Jerry L. Short. (++)
10.3 Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Terence E. Hahm. (++)
10.4 Shareholder's Agreement, dated as of January 22, 1999, among Choice Information Systems, Inc., Daily Journal Corporation, Quindeca Corporation, Michael W. Payton and Terence E. Hahm. (++)
10.5 Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation ("DJC") Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC, Based on Pre-tax Earnings of Common Shares of DJC. (*)
10.7 Lease dated December 9, 1998 between Daily Journal Corporation and One Trinity Center.
10.8 Lease dated August 26, 1999 between Sustain Technologies, Inc. and The Prudential Insurance Company of America.
21.0 Subsidiary of Daily Journal Corporation.
27.0 Financial Data Schedule.

99.1 Press Release of Daily Journal Corporation issued January 27, 1999. (++)

(+) Filed as an Exhibit bearing the same number to the Annual Report of Form 10-K on the Company for the year ended September 30, 1994.
(++) Filed as an Exhibit bearing the same number to the current Form 8-K dated
     January 27, 1999.
(*)  Management Compensatory Plan.

Item 14(b). Reports on Form 8-K

 No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended September 30, 1999.

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

Date:  December 28, 1999

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                      Title                        Date

 /s/ Charles T. Munger
_________________________   Chairman of the Board      December 28, 1999
    Charles T. Munger

 /s/ Gerald L. Salzman      President, Treasurer,      December 28, 1999
_________________________   Chief Financial Officer,
    Gerald L. Salzman       Director Principal
                            Accounting Officer
                            and Director


_________________________   Director
         J.P. Guerin


_________________________   Director
 Donald W. Killian, Jr.


  /s/ George C. Good        Director                   December 28, 1999
_________________________
     George C. Good

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
of the Daily Journal Corporation

 In our opinion, the consolidated financial statements listed in the index appearing under Items 14(a)(1) and (2) on page 28 present fairly, in all material respects, the financial position of the Daily Journal Corporation and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Items 14(a)(1) and
(2) on page 28 present fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
December 10, 1999

                           DAILY JOURNAL CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions
                                         Balance   Charged   Accounts
                                           at     to Costs   Charged     Balance
                                        Beginning    and     off less    at End
Description                             of Period Expenses  Recoveries  of Period
-----------                             --------- --------- ----------  ---------
1999
  Allowance for doubtful accounts...... $700,000  $186,000  $( 86,000)  $800,000
                                        ========  ========  =========   ========
1998
  Allowance for doubtful accounts...... $700,000  $217,000  $(217,000)  $700,000
                                        ========  ========  =========   ========
1997
  Allowance for doubtful accounts...... $600,000  $339,000  $(239,000)  $700,000
                                        ========  ========  =========   ========