Form 10-Q
period 1999-12-31
DAILY JOURNAL CORP
filed 2000-02-14
CIK 783412

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)


[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1999

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                         Commission File Number 0-14665

                           DAILY JOURNAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


South Carolina                                                  95-4133299
-------------------------------                            -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


355 South Grand Ave., 34th floor
Los Angeles, California                                      90071-1560
-----------------------                                      ----------
(Address of principal executive office)                       (Zip code)

Registrant's telephone number, including area code:        (213) 624-7715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                             Outstanding at January 31, 2000
---------------------------------------      -------------------------------
Common Stock, par value $ .01 per share      1,598,413 shares

                                    1 of 10

                           DAILY JOURNAL CORPORATION



                                     INDEX




                                                                                      Page Nos.
PART I   Financial Information

       Item 1.  Financial statements

           Consolidated Balance Sheet -
             December 31, 1999 and September 30, 1999                                    3

           Consolidated Statement of Income -
             Three months ended December 31, 1999 and 1998                               4

           Consolidated Statement of Cash Flows -
             Three months ended December 31, 1999 and 1998                               5

           Notes to Consolidated Financial Statements                                    6

       Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                7-8

PART II  Other Information

       Item 1.  Legal Proceedings                                                        9

       Item 6.  Exhibits and Reports on Form 8-K                                        10

                                    2 of 10

                                     PART I
                          Item 1. Financial Statements
             DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                            December 31               September 30
                                                                               1999                       1999
                                                                           ------------               ------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $    682,000               $    181,000
   U.S. Treasury Bills, at cost plus discount earned                          8,877,000                  9,175,000
   Accounts receivable, less allowance for
    doubtful accounts of $800,000                                             7,084,000                  8,471,000
   Inventories                                                                   53,000                     45,000
   Prepaid expenses and other assets                                            308,000                    329,000
   Deferred income taxes                                                        694,000                    801,000
                                                                           ------------               ------------
                Total current assets                                         17,698,000                 19,002,000
                                                                           ------------               ------------
Property, plant and equipment, at cost:
   Land, buildings and improvements                                           8,114,000                  8,104,000
   Furniture, office equipment and computer software                          9,952,000                  9,361,000
   Machinery and equipment                                                    1,364,000                  1,364,000
                                                                           ------------               ------------
                                                                             19,430,000                 18,829,000
   Less accumulated depreciation                                             (7,624,000)                (7,170,000)
                                                                           ------------               ------------
                                                                             11,806,000                 11,659,000
Deferred income taxes                                                           180,000                    382,000
Intangible assets, at cost, less accumulated amortization
 of $102,000 and $74,000, respectively                                          454,000                    482,000
                                                                           ------------               ------------
                                                                           $ 30,138,000               $ 31,525,000
                                                                           ============               ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                        $  2,313,000               $  3,025,000
   Accrued liabilities                                                        1,421,000                  1,997,000
   Income taxes                                                                 127,000                    122,000
   Deferred subscription revenue and other revenues                           7,482,000                  7,818,000
                                                                           ------------               ------------
                Total current liabilities                                    11,343,000                 12,962,000
                                                                           ------------               ------------

Minority Interest                                                               815,000                    895,000
                                                                           ------------               ------------

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
    authorized and no shares issued                                                   -                          -
   Common stock, $.01 par value, 5,000,000 shares
    authorized; 1,598,413 shares and 1,601,816 shares,
    respectively, outstanding                                                    16,000                     16,000
   Other paid-in capital                                                      2,032,000                  2,036,000
   Retained earnings                                                         16,549,000                 16,233,000
   Less 37,544 treasury shares, at cost                                        (617,000)                  (617,000)
                                                                           ------------               ------------
                 Total shareholders' equity                                  17,980,000                 17,668,000
                                                                           ------------               ------------
                                                                           $ 30,138,000               $ 31,525,000
                                                                           ============               ============

          See accompanying notes to consolidated financial statements.

                                    3 of 10

                           DAILY JOURNAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                              Three months
                                                                            ended December 31
                                                                            -----------------
                                                                       1999                 1998
                                                                ----------------       ----------------
Revenues:
  Advertising                                                     $ 4,666,000           $ 4,877,000
  Circulation                                                       2,996,000             3,033,000
  Information systems and services                                    500,000                     -
  Advertising service fees and other                                  758,000               870,000
                                                                  -----------           -----------
                                                                    8,920,000             8,780,000
                                                                  -----------           -----------

Costs and expenses:
  Salaries and employee benefits                                    4,430,000             3,825,000
  Newsprint and printing expenses                                     712,000               874,000
  Commissions and other outside services                            1,192,000             1,018,000
  Postage and delivery expenses                                       537,000               588,000
  Depreciation and amortization                                       483,000               234,000
  Other                                                               896,000               989,000
                                                                  -----------           -----------
                                                                    8,250,000             7,528,000
                                                                  -----------           -----------

Income before taxes                                                   670,000             1,252,000
Provision for income taxes                                            315,000               500,000
                                                                  -----------           -----------
Net income, including minority interest                               355,000               752,000
Minority interest in net loss of subsidiary (20%)                      80,000                     -
                                                                  -----------           -----------
Net income                                                        $   435,000           $   752,000
                                                                  ===========           ===========

Weighted average number of common
    shares outstanding                                              1,561,494              1,584,183
Net income per share                                              $       .28           $        .47



          See accompanying notes to consolidated financial statements.

                                    4 of 10

                           DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                     Three months
                                                                                   ended December 31
                                                                                   -----------------
                                                                           1999                       1998
                                                                         ----------                 ----------
Cash flows from operating activities:
  Net income                                                             $  435,000                 $  752,000
  Adjustments to reconcile net income
   to net cash provided by operations:
    Depreciation and amortization                                           483,000                    234,000
    Minority interest in consolidated subsidiary                            (80,000)                         -
    Deferred income taxes                                                   309,000                    224,000
    Discount earned on U.S. Treasury Bills                                  (98,000)                  (189,000)
    Changes in assets and liabilities:
     (Increase) decrease in current assets
        Accounts receivable, net                                          1,387,000                    497,000
        Inventories                                                          (8,000)                   (21,000)
        Prepaid expenses and other assets                                    21,000                   (212,000)
    Increase (decrease) in current liabilities
        Accounts payable                                                   (712,000)                  (183,000)
        Accrued liabilities                                                (576,000)                  (893,000)
        Income taxes                                                          5,000                    277,000
        Deferred subscription and other revenues                           (336,000)                   (29,000)
                                                                         ----------                 ----------
            Cash provided by operating activities                           830,000                    457,000
                                                                         ----------                 ----------

Cash flows from investing activities:
  Net sales in U.S. Treasury Bills                                          396,000                    767,000
  Capital expenditures                                                     (601,000)                  (699,000)
                                                                         ----------                 ----------
            Cash (used) provided for investing activities                  (205,000)                    68,000
                                                                         ----------                 ----------

Cash flows from financing activities:
  Purchase of common stock                                                 (124,000)                         -
                                                                         ----------                 ----------
            Cash used for financing activities                             (124,000)                         -
                                                                         ----------                 ----------

Increase in cash and cash equivalents                                       501,000                    525,000

Cash and cash equivalents:
  Beginning of period                                                       181,000                    462,000
                                                                         ----------                 ----------
  End of period                                                          $  682,000                 $  987,000
                                                                         ==========                 ==========


Income taxes paid (refunded) during period                               $        -                 $   (1,000)


          See accompanying notes to consolidated financial statements.

                                    5 of 10

                           DAILY JOURNAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1 - The Corporation and Operations:

  The Company publishes newspapers in California, Washington, Arizona, Colorado and Nevada and the California Lawyer magazine and produces several specialized information services. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc., an 80% owned subsidiary and consolidated since it was acquired in January 1999, provides the SUSTAIN(R) family of products which consist of technlogies and applications to enable justice agencies to automate their operations. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada, Washington and Virginia.

Note 2 - Basis of Presentation:

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of December 31, 1999 and September 30, 1999, the results of operations for the three month periods ended December 31, 1999 and 1998 and its cash flows for the three months ended December 31, 1999 and 1998.

  The results of operations for the three months ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

  The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.


                                    6 of 10

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

  Revenues were $8,920,000 and $8,780,000 for the three months ended December 31, 1999 and 1998, respectively. This increase of 1% is primarily attributable to the acquisition of 80% of Sustain in January 1999 which accounted for additional revenues of $531,000 and to advertising and subscription rate increases, partially offset primarily by the decline in revenues from publishing foreclosure notices.

  During the three months ended December 31, 1999, display advertising revenues were down by $20,000 while classified advertising revenues increased by $52,000. Public notice advertising revenues decreased by $243,000 primarily resulting from decreased foreclosure notices, and the Company anticipates this decline to continue because of a lower volume. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 24% of the Company's total revenues. Circulation revenues decreased an aggregate of $37,000. The Daily Journals accounted for about 69% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 20% of the total circulation revenues, with the other newspapers and services accounting for the balance.

  Costs and expenses increased by $722,000 (10%) from $7,528,000 to $8,250,000.
Sustain accounted for additional expenses of $1,092,000, including $208,000 for the amortization of Daily Journal's purchased computer software and goodwill. Total personnel costs were $4,430,000, representing an increase of $605,000 (16%) of which $531,000 were from Sustain. Newsprint and printing expenses decreased by $162,000 (19%) primarily because of the decrease in newsprint prices. Commissions and other outside services increased by $174,000 (17%) primarily due to Sustain's additional outside service expenses of $177,000 partially offset by the decline in commission expenses because of fewer agency commissionable foreclosure notice sales. Depreciation and amortization expenses increased by $249,000 primarily as a result of the amortization of Sustain's assets. The decrease in other expenses of $93,000 (9%) primarily resulted from less legal expenses.

  Pretax income in the three months ended December 31, 1999 decreased by $582,000 (46%) to $670,000 from $1,252,000 in fiscal 1999, primarily because of
Sustain's loss. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 38% of the Company's pretax income. Net income was $435,000 compared to $752,000 in the comparable prior year period. Net income per share decreased to $.28 from $.47.


Liquidity and Capital Resources

  During the three months ended December 31, 1999, the Company's cash and cash equivalent position increased by $501,000, and the investments in U.S. Treasury Bills decreased by $298,000. Cash and cash equivalents were used for the purchase of capital assets and to purchase common stock for an aggregate amount of $725,000. The cash provided by operating activities of $830,000 included a net decrease in prepayments for subscriptions and others of $336,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are booked as deferred revenue and are included in earned revenue only when the services are provided. The

                                    7 of 10
cash flows from operating activities increased by $373,000 during the three months ended December 31, 1999 primarily because of the decrease in
accounts receivable.   As of December 31, 1999, the Company had working capital
of $13,837,000 before deducting the liability for deferred subscription revenues and other revenues of $7,482,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $9.6 million at December 31, 1999, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company.

  The Company did not experience any significant problems related to Year 2000 issues, and Year 2000 issues did not cause any significant operational or financial problems for the Company. Due, however, to the inherent uncertainty of the Year 2000 problem, the Company cannot ensure that it will not be impacted by any Year 2000 related problems in the future.

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


                                    8 of 10

                           DAILY JOURNAL CORPORATION

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:

  On August 25, 1995, Jeffrey Barge, an individual, filed a lawsuit captioned Barge v. Daily Journal Corporation, et al., in the Supreme Court of the State of New York. The action subsequently was removed to federal court and transferred to the United States District Court for the Central District of California. The complaint alleges, among other things, that Mr. Salzman, the Company's President, had conversations with Mr. Barge about buying a newspaper Mr. Barge owned in Seattle, Washington prior to the date on which the Company started a competing newspaper in the Seattle area, and that in doing so, Mr. Salzman caused the Company to misuse certain confidential information allegedly provided to Mr. Salzman by Mr. Barge and to engage in unfair competition. Mr. Barge also alleges that various present and former employees of the Company caused defamatory statements to be made about Mr. Barge. The complaint seeks, among other things, damages in the amount of approximately $4.6 million. On January 14, 2000, judgment was entered in favor of the Company on all of Mr. Barge's claims. Mr. Barge may appeal this judgment, but no appeal has yet been filed. In the event such an appeal is made, the Company intends to contest the appeal vigorously.

  On November 22, 1996, Metropolitan News Company, a Los Angeles company that publishes various small newspapers, filed a lawsuit against the Company and Charles T. Munger in Los Angeles County Superior Court. The lawsuit alleges that the Company violated certain provisions of the California Business and Professions Code concerning below-cost sales, geographic price discrimination, and unfair competition. Metropolitan News sued for injunctive relief and monetary damages. On July 14, 1999, a jury returned a verdict in favor of the Company on all of Metropolitan News' claims. In addition, on July 16, 1999, the court held that Metropolitan News' claims failed as a matter of law. Metropolitan News has appealed this judgment, but no hearing date for the appeal has been set. The Company intends to contest the appeal vigorously.



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

DATE:  February 14, 2000


                                   10 of 10