Form 10-Q
period 2000-03-31
DAILY JOURNAL CORP
filed 2000-05-12
CIK 783412

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                   Outstanding at April 30, 2000
---------------------------------------          ------------------------------
Common Stock, par value $ .01 per share                 1,583,506 shares

                           DAILY JOURNAL CORPORATION



                                     INDEX



                                                                                      Page Nos.

PART I   Financial Information

     Item 1.  Financial statements

       Consolidated Balance Sheet -
         March 31, 2000 and September 30, 1999                                             3

       Consolidated Statement of Income -
         Three months ended March 31, 2000 and 1999                                        4

       Consolidated Statement of Income -
         Six months ended March 31, 2000 and 1999                                          5

       Consolidated Statement of Cash Flows -
         Six months ended March 31, 2000 and 1999                                          6

       Notes to Consolidated Financial Statements                                          7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                       8

PART II  Other Information

     Item 1.  Legal Proceedings                                                           10

     Item 4.  Submission of Matters to a Vote of Security Holders                         11

     Item 6.  Exhibits and Reports on Form 8-K                                            12

                                     PART I
                          Item 1. Financial Statements
             DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                              March 31           September 30
                                                                                2000                 1999
                                                                          ---------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $    860,000             $    181,000
   U.S. Treasury Bills, at cost plus discount earned                        7,408,000                9,175,000
   Accounts receivable, less allowance for
    doubtful accounts of $800,000                                           8,330,000                8,471,000
   Inventories                                                                 54,000                   45,000
   Prepaid expenses and other assets                                          240,000                  329,000
   Deferred income taxes                                                      602,000                  801,000
                                                                         ------------             ------------
                Total current assets                                       17,494,000               19,002,000
                                                                         ------------             ------------
Property, plant and equipment, at cost:
   Land, buildings and improvements                                         8,246,000                8,104,000
   Furniture, office equipment and computer software                       12,097,000                9,361,000
   Machinery and equipment                                                  1,364,000                1,364,000
                                                                         ------------             ------------
                                                                           21,707,000               18,829,000
   Less accumulated depreciation                                           (8,309,000)              (7,170,000)
                                                                         ------------             ------------
                                                                           13,398,000               11,659,000
Deferred income taxes                                                         326,000                  382,000
Intangible assets, at cost, less accumulated amortization
 of $130,000 and $74,000, respectively                                        426,000                  482,000
                                                                         ------------             ------------
                                                                         $ 31,644,000             $ 31,525,000
                                                                         ============             ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $  4,239,000             $  3,025,000
   Accrued liabilities                                                      1,706,000                1,997,000
   Income taxes                                                                     -                  122,000
   Deferred subscription revenue and other revenues                         7,318,000                7,818,000
                                                                         ------------             ------------
                Total current liabilities                                  13,263,000               12,962,000
                                                                         ------------             ------------

Minority Interest                                                             499,000                  895,000
                                                                         ------------             ------------

Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized and no shares issued                                                  -                        -
  Common stock, $.01 par value, 5,000,000 shares
  authorized; 1,583,506 shares and 1,601,816 shares,
  respectively, outstanding                                                    16,000                   16,000
   Other paid-in capital                                                    2,013,000                2,036,000
   Retained earnings                                                       16,642,000               16,233,000
   Less 43,271 and 37,544 treasury shares, respectively, at cost             (789,000)                (617,000)
                                                                         ------------             ------------
                Total shareholders' equity                                 17,882,000               17,668,000
                                                                         ------------             ------------
                                                                         $ 31,644,000             $ 31,525,000
                                                                         ============             ============

          See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                           Three months
                                                          ended March 31
                                                          --------------
                                                       2000            1999
                                                   ------------    -----------
Revenues:
     Advertising                                    $5,201,000      $5,446,000
     Circulation                                     2,770,000       2,806,000
     Information systems and services                1,074,000         295,000
     Advertising service fees and other                885,000         766,000
                                                    ----------      ----------
                                                     9,930,000       9,313,000
                                                    ----------      ----------
Costs and expenses:
     Salaries and employee benefits                  4,527,000       4,115,000
     Newsprint and printing expenses                   784,000         775,000
     Commissions and other outside services          1,339,000       1,145,000
     Postage and delivery expenses                     520,000         542,000
     Depreciation and amortization                     712,000         417,000
     Other                                           1,131,000       1,229,000
                                                    ----------      ----------
                                                     9,013,000       8,223,000
                                                    ----------      ----------

Income before taxes                                    917,000       1,090,000
Provision for income taxes                             425,000         440,000
                                                    ----------      ----------
Net income, including minority interest                492,000         650,000
Minority interest in net loss of subsidiary             54,000          36,000
                                                    ----------      ----------
Net income                                          $  546,000      $  686,000
                                                    ==========      ==========

Weighted average number of common
    shares outstanding - basic and diluted           1,558,849       1,584,147
Basic and diluted net income per share              $      .35      $      .44





          See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                                   Six months
                                                                                 ended March 31
                                                                                 --------------
                                                                         2000                 1999
                                                                      -----------          -----------
Revenues:
          Advertising                                                 $ 9,867,000          $10,283,000
          Circulation                                                   5,766,000            5,839,000
          Information systems and services                              1,574,000              295,000
          Advertising service fees and other                            1,643,000            1,676,000
                                                                      -----------          -----------
                                                                       18,850,000           18,093,000
                                                                      -----------          -----------

Costs and expenses:
          Salaries and employee benefits                                8,957,000            7,940,000
          Newsprint and printing expenses                               1,496,000            1,649,000
          Commissions and other outside services                        2,531,000            2,163,000
          Postage and delivery expenses                                 1,057,000            1,130,000
          Depreciation and amortization                                 1,195,000              651,000
          Other                                                         2,027,000            2,218,000
                                                                      -----------          -----------
                                                                       17,263,000           15,751,000
                                                                      -----------          -----------

Income before taxes                                                     1,587,000            2,342,000
Provision for income taxes                                                740,000              940,000
                                                                      -----------          -----------
Net income, including minority interest                                   847,000            1,402,000
Minority interest in net loss of subsidiary                               134,000               36,000
                                                                      -----------          -----------
Net income                                                            $   981,000          $ 1,438,000
                                                                      ===========          ===========

Weighted average number of common
    shares outstanding - basic and diluted                              1,560,179            1,584,165
Basic and diluted net income per share                                $       .63          $       .91

          See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                       Six months
                                                                                     ended March 31
                                                                                     --------------

                                                                                2000                  1999
                                                                           ------------          ------------
Cash flows from operating activities:
   Net income                                                              $    981,000          $  1,438,000
   Adjustments to reconcile net income
     to net cash provided by operations:
      Depreciation and amortization                                           1,195,000               651,000
      Minority interest in consolidated subsidiary                             (134,000)              (36,000)
      Deferred income taxes                                                     255,000               171,000
      Discount earned on U.S. Treasury Bills                                   (105,000)              (76,000)
      Changes in assets and liabilities:
       (Increase) decrease in current assets:
          Accounts receivable, net                                              141,000              (960,000)
          Inventories                                                            (9,000)               (2,000)
          Prepaid expenses and other assets                                      89,000               (55,000)
       Increase (decrease) in current liabilities:
          Accounts payable                                                    1,214,000                (9,000)
          Accrued liabilities                                                  (291,000)             (468,000)
          Income taxes                                                         (122,000)             (103,000)
          Deferred subscription and other revenues                             (500,000)              463,000
                                                                           ------------          ------------
                Cash provided by operating activities                         2,714,000             1,014,000
                                                                           ------------          ------------

Cash flows from investing activities:
   Net sales in U.S. Treasury Bills                                           1,872,000             3,074,000
   Capital expenditures, including acquisition                               (3,140,000)           (4,051,000)
                                                                           ------------          ------------
                Cash used for investing activities                           (1,268,000)             (977,000)
                                                                           ------------          ------------

Cash flows from financing activities:
   Purchase of treasury and common stock                                       (767,000)             (120,000)
                                                                           ------------          ------------
                Cash used for financing activities                             (767,000)             (120,000)
                                                                           ------------          ------------

Increase (decrease) in cash and cash equivalents                                679,000               (83,000)

Cash and cash equivalents:
   Beginning of period                                                          181,000               462,000
                                                                           ------------          ------------
   End of period                                                           $    860,000          $    379,000
                                                                           ============          ============


Income taxes paid during period                                            $    606,000          $    899,000


          See accompanying notes to consolidated financial statements.

                           DAILY JOURNAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1 - The Corporation and Operations:

  The Company publishes newspapers in California, Washington, Arizona, Colorado and Nevada and the California Lawyer magazine and produces several specialized information services. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc., an 86% owned subsidiary and consolidated since it was acquired in January 1999, provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada, Washington and Virginia.

Note 2 - Basis of Presentation:

  In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of March 31, 2000 and September 30, 1999, the results of operations for the three-and six- month periods ended March 31, 2000 and 1999 and its cash flows for the six months ended March 31, 2000 and 1999.

  The results of operations for the six months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Basic and Diluted Earnings Per Share:

  Basic and diluted earnings per share is calculated by dividing the net income by the weighted average number of common stock outstanding.

Note 4 - Operating Segments:

  The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information which became effective during last fiscal year. As a result of its acquisition of Sustain, the Company now has two segments of business. The Company's reportable segments are strategic business units that offer different products and/or services. The accounting policies of the reportable segments are the same as those described in Note 2 above. Inter-segment transactions were eliminated, and the reported segment loss of Sustain was net of the minority interest. Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                       Daily Journal    Sustain       Total
                                       -------------   ----------   -----------
Six months ended March 31, 2000
-------------------------------
  Revenues                               $17,276,000   $1,574,000   $18,850,000
  Segment profit (loss)                    1,577,000     (596,000)      981,000
  Total assets                            23,634,000    8,010,000    31,644,000
  Capital expenditures                       752,000    2,388,000     3,140,000
  Depreciation and amortization              560,000      635,000     1,195,000
  Income tax expenses (benefits)           1,055,000     (315,000)      740,000

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

  Revenues were $18,850,000 and $18,093,000 for the six months ended March 31, 2000 and 1999, respectively. This increase of 4% is primarily attributable to the acquisition of 80% of Sustain in January 1999 (and the subsequent repurchase of about 6% of Sustain in March 2000) which accounted for additional revenues of $1,279,000 and to advertising and subscription rate increases, partially offset primarily by the decline in revenues from publishing foreclosure notices.

  During the six months ended March 31, 2000, display advertising and conference revenues were down by $165,000 while classified advertising revenues increased by $313,000. Public notice advertising revenues decreased by $564,000 primarily resulting from decreased foreclosure notices, and the Company anticipates this decline to continue because of a lower volume. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 93% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 23% of the Company's total revenues. Circulation revenues decreased an aggregate of $73,000 (1%). The Daily Journals accounted for about 68% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 20% of the total circulation revenues, with the other newspapers and services accounting for the balance.

  Costs and expenses increased by $1,512,000 (10%) from $15,751,000 to $17,263,000. Sustain accounted for additional expenses of $2,022,000. Total personnel costs were $8,957,000, representing an increase of $1,017,000 (13%) of which $754,000 were from Sustain. Newsprint and printing expenses decreased by $153,000 (9%) primarily because of the decrease in newsprint prices.
Commissions and other outside services increased by $368,000 (17%) primarily due to Sustain's additional outside service expenses of $240,000, partially offset by the decline in commission expenses because of fewer agency commissionable foreclosure notice sales. Depreciation and amortization expenses increased by $544,000 primarily as a result of the amortization of Sustain's assets, including $411,000 for the amortization of Daily Journal's purchased computer software and goodwill. The decrease in other expenses of $191,000 (9%) primarily resulted from less legal expenses.

  Pretax income in the six months ended March 31, 2000 decreased by $755,000 (32%) to $1,587,000 from $2,342,000 in fiscal 1999, primarily because of Sustain's loss. The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 39% of the Company's pretax income. Net income was $981,000 compared to $1,438,000 in the comparable prior year period. Net income per share decreased to $.63 from $.91.


Liquidity and Capital Resources

  During the six months ended March 31, 2000, the Company's cash and cash equivalent position increased by $679,000, and the investments in U.S. Treasury Bills decreased by $1,767,000. Cash and cash equivalents were used for the net purchase of capital assets of $3,140,000, including repurchase of one-third of the minority interest of Sustain in March and significant investments in Sustain software to better serve the courts, and to purchase treasury and common stock for an aggregate amount of $767,000. The cash provided by operating activities of $2,714,000 included a net decrease in prepayments for subscriptions and others of $500,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are booked as deferred revenue and are included in earned revenue only when the services are provided. The cash flows from operating activities increased by $1,700,000 during the six months ended March 31, 2000 primarily because of the increase in accounts payable. As of March 31, 2000, the Company had working capital of $11,549,000 before deducting the liability for deferred subscription revenues and other revenues of $7,318,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $8.3 million at March 31, 2000, and the current level of cash provided by operating activities appear adequate to meet the obligations of the Company.

  The Company did not experience any significant operational or financial problems related to Year 2000 issues. Due, however, to the inherent uncertainty of the Year 2000 problem, the Company cannot ensure that it will not be impacted by any Year 2000 related problems in the future.

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

                           DAILY JOURNAL CORPORATION

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders:

  The Company's annual meeting was held on February 9, 2000. The matters submitted to a vote of security holders were the election of directors and the ratification of the appointment of PriceWaterhouseCoopers LLP as independent accountants for the Company for the current fiscal year.

  Each of the nominees to the Board of directors was elected. The following votes were received as to the election of the board of directors:

                                                                        Votes
                                                 ----------------------------------------------------

                                                                       Withheld              Broker
Nominee's Name                                      For                Authority            Non-Votes
--------------                                      ---                ---------            ---------
Charles T. Munger                                1,444,343               3,712                 0
J. P. Guerin                                     1,444,358               3,712                 0
Gerald L. Salzman                                1,444,343               3,712                 0
Donald W. Killian, Jr.                           1,444,358               3,712                 0
George C. Good                                   1,444,265               3,712                 0

     PriceWaterhouseCoopers LLP was ratified as the Company's independent accountants with 1,443,850 votes in favor, 1,729 votes against, 2,398 abstentions and no broker non-votes.

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

DATE:  May 12, 2000