Form 10-Q
period 2000-06-30
DAILY JOURNAL CORP
filed 2000-08-14
CIK 783412

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                            Outstanding at July 31, 2000
--------------------------------------            ----------------------------
Common Stock, par value $ .01 per share                      1,574,506
shares

                                    1 of 12

                           DAILY JOURNAL CORPORATION



                                     INDEX



                                                            Page Nos.

PART I   Financial Information

     Item 1.  Financial statements

       Consolidated Balance Sheets -
         June 30, 2000 and September 30, 1999                   3

       Consolidated Statements of Income -
         Three months ended June 30, 2000 and 1999              4

       Consolidated Statements of Income -
         Nine months ended June 30, 2000 and 1999               5

       Consolidated Statements of Cash Flows -
         Nine months ended June 30, 2000 and 1999               6

       Notes to Consolidated Financial Statements               7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations            9

PART II  Other Information

     Item 1.  Legal Proceedings                                11

     Item 6.  Exhibits and Reports on Form 8-K                 12

                                    2 of 12

                                     PART I
                          Item 1. Financial Statements
            DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                               June 30,               September 30,
                                                                                2000                      1999
                                                                            ------------              ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                  $  1,308,000              $    181,000
 U.S. Treasury Bills, at cost plus discount earned                             2,944,000                 9,175,000
 Accounts receivable, less allowance for doubtful
    accounts of $1,000,000 and $800,000, respectively                         10,145,000                 8,471,000
 Inventories                                                                      40,000                    45,000
 Prepaid expenses and other assets                                               239,000                   329,000
 Deferred income taxes                                                           737,000                   801,000
                                                                            ------------              ------------
          Total current assets                                                15,413,000                19,002,000
                                                                            ------------              ------------
Property, plant and equipment, at cost:
 Land, buildings and improvements                                              8,327,000                 8,104,000
 Furniture, office equipment and computer software                            15,541,000                 9,361,000
 Machinery and equipment                                                       1,364,000                 1,364,000
                                                                            ------------              ------------
                                                                              25,232,000                18,829,000
 Less accumulated depreciation                                                (9,282,000)               (7,170,000)
                                                                            ------------              ------------
                                                                              15,950,000                11,659,000
Deferred income taxes                                                            299,000                   382,000
Intangible assets, at cost, less accumulated amortization
  of $157,000 and $74,000, respectively                                          790,000                   482,000
                                                                            ------------              ------------
                                                                            $ 32,452,000              $ 31,525,000
                                                                            ============              ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                           $  3,864,000              $  3,025,000
 Accrued liabilities                                                           2,169,000                 1,997,000
 Income taxes                                                                    147,000                   122,000
 Deferred subscription revenue and other revenues                              7,527,000                 7,818,000
                                                                            ------------              ------------
          Total current liabilities                                           13,707,000                12,962,000
                                                                            ------------              ------------

Minority interest                                                                653,000                   895,000
                                                                            ------------              ------------

Shareholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
   authorized and no shares issued                                                     -                         -
 Common stock, $.01 par value, 5,000,000 shares
       authorized; 1,574,506 shares and 1,601,816 shares,
       respectively, outstanding                                                  16,000                    16,000
 Other paid-in capital                                                         2,001,000                 2,036,000
 Retained earnings                                                            16,864,000                16,233,000
 Less 43,271 and 37,544 treasury shares, respectively, at cost                  (789,000)                 (617,000)
                                                                            ------------              ------------
          Total shareholders' equity                                          18,092,000                17,668,000
                                                                            ------------              ------------
                                                                            $ 32,452,000              $ 31,525,000
                                                                            ============              ============

          See accompanying notes to consolidated financial statements.

                                   3 of  12

                           DAILY JOURNAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                         Three months
                                                                                         ended June 30
                                                                                         -------------

                                                                                2000                      1999
                                                                             ----------                ----------
Revenues:
 Advertising                                                                 $5,324,000                $5,199,000
 Circulation                                                                  3,034,000                 2,979,000
 Information systems and services                                               158,000                   366,000
 Advertising service fees and other                                           1,214,000                 1,038,000
                                                                             ----------                ----------
                                                                              9,730,000                 9,582,000
                                                                             ----------                ----------

Costs and expenses:
 Salaries and employee benefits                                               4,420,000                 4,234,000
 Newsprint and printing expenses                                                792,000                   820,000
 Commissions and other outside services                                       1,054,000                 1,202,000
 Postage and delivery expenses                                                  490,000                   575,000
 Depreciation and amortization                                                1,001,000                   512,000
 Other                                                                        1,386,000                 1,585,000
                                                                             ----------                ----------
                                                                              9,143,000                 8,928,000
                                                                             ----------                ----------

Income before taxes                                                             587,000                   654,000
Provision for income taxes                                                      350,000                   260,000
                                                                             ----------                ----------
Income before minority interest in net loss of subsidiary                       237,000                   394,000
Minority interest in net loss of subsidiary                                     238,000                    56,000
                                                                             ----------                ----------
Net income                                                                   $  475,000                $  450,000
                                                                             ==========                ==========

Weighted average number of common
    shares outstanding - basic and diluted                                    1,537,581                 1,579,228
                                                                             ==========                ==========
Basic and diluted net income per share                                             $.31                      $.28
                                                                             ==========                ==========


          See accompanying notes to consolidated financial statements.

                                    4 of 12

                           DAILY JOURNAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                       Nine months
                                                                                      ended June 30
                                                                                      -------------

                                                                                2000                      1999
                                                                            -----------               -----------
Revenues:
 Advertising                                                                $15,191,000               $15,482,000
 Circulation                                                                  8,800,000                 8,818,000
 Information systems and services                                             1,732,000                   661,000
 Advertising service fees and other                                           2,857,000                 2,714,000
                                                                            -----------               -----------
                                                                             28,580,000                27,675,000
                                                                            -----------               -----------

Costs and expenses:
 Salaries and employee benefits                                              13,377,000                12,174,000
 Newsprint and printing expenses                                              2,288,000                 2,469,000
 Commissions and other outside services                                       3,585,000                 3,365,000
 Postage and delivery expenses                                                1,547,000                 1,705,000
 Depreciation and amortization                                                2,196,000                 1,163,000
 Other                                                                        3,413,000                 3,803,000
                                                                            -----------               -----------
                                                                             26,406,000                24,679,000
                                                                            -----------               -----------

Income before taxes                                                           2,174,000                 2,996,000
Provision for income taxes                                                    1,090,000                 1,200,000
                                                                            -----------               -----------
Income before minority interest in net loss of subsidiary                     1,084,000                 1,796,000
Minority interest in net loss of subsidiary                                     372,000                    92,000
                                                                            -----------               -----------
Net income                                                                  $ 1,456,000               $ 1,888,000
                                                                            ===========               ===========

Weighted average number of common
    shares outstanding - basic and diluted                                    1,552,673                 1,582,519
                                                                            ===========               ===========
Basic and diluted net income per share                                             $.94                     $1.19
                                                                            ===========               ===========



          See accompanying notes to consolidated financial statements.

                                    5 of 12

                           DAILY JOURNAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Nine months
                                                                                        ended June 30
                                                                                        -------------

                                                                                2000                       1999
                                                                           ------------               ------------
Cash flows from operating activities:
 Net income                                                                $  1,456,000               $  1,888,000
 Adjustments to reconcile net income
   to net cash provided by operations:
   Depreciation and amortization                                              2,196,000                  1,163,000
   Minority interest in consolidated subsidiary                                (372,000)                   (92,000)
   Deferred income taxes                                                        147,000                     (1,000)
   Discount earned on U.S. Treasury Bills                                       (28,000)                  (104,000)
   Changes in assets and liabilities:
      (Increase) decrease in current assets:
         Accounts receivable, net                                            (1,674,000)                (1,839,000)
         Inventories                                                              5,000                      1,000
         Prepaid expenses and other assets                                       90,000                    (91,000)
      Increase (decrease) in current liabilities:
         Accounts payable                                                       839,000                    714,000
         Accrued liabilities                                                    172,000                   (513,000)
         Income taxes                                                            25,000                   (282,000)
         Deferred subscription and other revenues                              (291,000)                   928,000
                                                                           ------------               ------------
          Cash provided by operating activities                               2,565,000                  1,772,000
                                                                           ------------               ------------

Cash flows from investing activities:
 Net sales in U.S. Treasury Bills                                             6,259,000                  3,375,000
 Capital expenditures, including acquisition                                 (6,665,000)                (4,320,000)
                                                                           ------------               ------------
          Cash used for investing activities                                   (406,000)                  (945,000)
                                                                           ------------               ------------

Cash flows from financing activities:
 Purchase of treasury and common stock                                       (1,032,000)                  (267,000)
                                                                           ------------               ------------
          Cash used for financing activities                                 (1,032,000)                  (267,000)
                                                                           ------------               ------------

Increase in cash and cash equivalents                                         1,127,000                    560,000

Cash and cash equivalents:
 Beginning of period                                                            181,000                    462,000
                                                                           ------------               ------------
 End of period                                                             $  1,308,000               $  1,022,000
                                                                           ============               ============


Income taxes paid during period                                            $    918,000               $  1,509,000
                                                                           ============               ============


          See accompanying notes to consolidated financial statements.

                                    6 of 12

                           DAILY JOURNAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - The Corporation and Operations:

  The Company publishes newspapers in California, Washington, Arizona, Colorado and Nevada and the California Lawyer and Corporate Counsel magazines and produces several specialized information services. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc., now a 91% owned subsidiary which has been consolidated since it was acquired in January 1999, provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada, Washington and Virginia.

Note 2 - Basis of Presentation:

  In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of June 30, 2000 and September 30, 1999, the results of operations for the three- and nine- month periods ended June 30, 2000 and 1999 and its cash flows for the nine months ended June 30, 2000 and 1999.

  The results of operations for the nine months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Basic and Diluted Earnings Per Share:

  Basic and diluted earnings per share are calculated by dividing the net income by the weighted average number of common stock outstanding.

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


                                    7 of 12


                                                                 Operating Segments
                                                     ----------------------------------------------------------
                                                          Daily Journal          Sustain               Total
                                                          -------------          -------               -----
Nine months ended June 30, 2000
-------------------------------
Revenues                                                   $26,781,000         $ 1,799,000          $28,580,000
Segment net income (loss) after minority interest            2,632,000          (1,176,000)           1,456,000
Total assets                                                21,360,000          11,092,000           32,452,000
Capital expenditures                                         1,165,000           5,500,000            6,665,000
Depreciation and amortization                                  911,000           1,285,000            2,196,000
Income tax expenses (benefits)                               1,755,000            (665,000)           1,090,000

Note 5 - Capitalized Software Costs:

  Pursuant to Statement of Financial Accounts Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed, software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. The amortization period for the capitalized software costs is five years and begins in the months such costs are capitalized.

Note  6 - Effects of New Accounting Pronouncements:

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosure prescribed by SAB 101 will be effective for the fourth quarter of the Company's fiscal year ending September 30, 2001. The effect of adopting SAB 101 is currently being evaluated, however, the Company does not believe the effects of adoption will be material to its financial position or results of operations.

                                    8 of 12

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

  Revenues were $28,580,000 and $27,675,000 for the nine months ended June 30, 2000 and 1999, respectively. This increase of $905,000 (3%) was primarily attributable to the acquisition of 80% of Sustain in January 1999, (and the subsequent acquisition of about 6% of Sustain in March 2000 and 5% in June 2000) which accounted for additional revenues of $1,067,000 and to advertising and subscription rate increases, partially offset primarily by the decline in revenues from publishing foreclosure notices. (Revenues were $9,730,000 and $9,582,000 and expenses were $9,143,000 and $8,928,000 for the three months ended June 30, 2000 and 1999, respectively.)

  During the nine months ended June 30, 2000, display advertising and conference revenues were down by $207,000 while classified advertising revenues increased by $502,000. Public notice advertising revenues decreased by $586,000 primarily resulting from decreased foreclosure notices, and the Company anticipates this decline to continue because of a lower volume. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 93% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 25% of the Company's total revenues. Circulation revenues decreased an aggregate of $18,000. The Daily Journals accounted for about 69% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 20% of the total circulation revenues, with the other newspapers and services accounting for the balance.

  Costs and expenses increased by $1,727,000 (7%) from $24,679,000 to $26,406,000. Sustain accounted for additional expenses of $2,517,000. Total personnel costs were $13,377,000, representing an increase of $1,203,000 (10%) of which $875,000 were from Sustain. Newsprint and printing expenses decreased by $181,000 (7%) primarily because of the decrease in bonus issues and newsprint prices. Commissions and other outside services increased by $220,000 (7%) primarily due to Sustain's additional outside service expenses of $375,000, partially offset by the decline in commission expenses because of fewer agency commissionable foreclosure notice sales. Depreciation and amortization expenses increased by $1,033,000 (89%) primarily as a result of the amortization of Sustain's assets, including $605,000 for the amortization of Daily Journal's purchased computer software and goodwill. The decrease in other expenses of $390,000 (10%) primarily resulted from less legal expenses, partially offset by the increase of $200,000 in the allowance for doubtful accounts.

  Pretax income in the nine months ended June 30, 2000 decreased by $822,000 (27%) to $2,174,000 from $2,996,000 during the comparable periods in fiscal 1999, primarily because of Sustain's loss. (The Daily Journal business segment's pretax profit increased by $628,000 (17%) to $4,387,000 from $3,759,000.) The
Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 44% of the Company's pretax income. (Pretax income was $587,000 as compared with $654,000 for the three months ended June 30, 2000 and 1999, respectively.) Net income was $1,456,000 compared to $1,888,000 in the comparable prior year period. Net income per share decreased to $.94 from $1.19.

                                    9 of 12

Liquidity and Capital Resources

  During the nine months ended June 30, 2000, the Company's cash and cash equivalent position increased by $1,127,000, and the investments in U.S. Treasury Bills decreased by $6,231,000. Cash and cash equivalents were used for the net purchase of capital assets of $6,665,000, including significant investments in Sustain software to better serve the courts and Sustain's repurchase of one-third of the minority interest in March, and to purchase treasury and common stock for an aggregate amount of $1,032,000. The cash provided by operating activities of $2,565,000 included a net decrease in prepayments for subscriptions and others of $291,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are booked as deferred revenue and are included in earned revenue only when the services are provided. The cash flows from operating activities increased by $793,000 during the nine months ended June 30, 2000 primarily because of the changes in accounts receivable and
accounts payable.   As of June 30, 2000, the Company had working capital of
$9,233,000 before deducting the liability for deferred subscription revenues and other revenues of $7,527,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $4.3 million at June 30, 2000, and the current level of cash provided by operating activities
appear adequate to meet the Company's operating obligations.   However, the
Company may borrow money for other corporate purposes, including the financing of the planned construction of a new building in Los Angeles, estimated to cost about $2 million, on land purchased several years ago and for the continuing investments in Sustain software.

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

                                   10 of 12

                           DAILY JOURNAL CORPORATION

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:

  On November 22, 1996, Metropolitan News Company, a Los Angeles company that publishes various small newspapers, filed a lawsuit against the Company and Charles T. Munger in Los Angeles County Superior Court. The lawsuit alleges that the Company violated certain provisions of the California Business and Professions Code concerning below-cost sales, geographic price discrimination, and unfair competition. Metropolitan News sued for injunctive relief and monetary damages. On July 14, 1999, a jury returned a verdict in favor of the Company on all of Metropolitan News' claims, and two days later, the trial court held that Metropolitan News' claims also failed as a matter of law. On July 10, 2000, the California Court of Appeal affirmed the jury verdict and the trial court's decision in all respects. Metropolitan News has now filed a petition for rehearing in the Court of Appeal. The Company intends to contest the appeal vigorously.

                                   11 of 12

                           DAILY JOURNAL CORPORATION

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:

        (A)  Exhibits - The following exhibit is filed herewith:

             27 Financial Data Schedule

        (B)  Reports on Form 8-K:

            (a)  Changes in Registrant's Certifying Accountant - July 6, 2000

            (b)  Changes in Registrant's Certifying Accountant - August 4, 2000



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

DATE:  August 14, 2000

                                   12 of 12