Form 10-K405
period 2000-09-30
DAILY JOURNAL CORP
filed 2000-12-28
CIK 783412

                                                      DRAFT OF DECEMBER 20, 2000
                                                      --------------------------

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-K


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

for the fiscal year ended September 30, 2000

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days:    Yes [X] No[_]

                   ----------------------------------------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]


  As of December 15, 2000 the approximate aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was $19,105,000.


  As of December 15, 2000 there were outstanding 1,552,256 shares of Common Stock of Daily Journal Corporation.

                   ----------------------------------------

  Documents incorporated by reference:   Portions of the Proxy Statement for the
Annual Meeting of Shareholders to be held during February 2001 are incorporated by reference into Part III.

Disclosure Regarding Forward-Looking Statements

  This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in Items 1 and 7, are "forward-looking" statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements themselves. The Company has no specific intention to update these forward-looking statements.

                                     PART I


Item 1.  Business

  The Company publishes newspapers in California, Washington, Arizona, Colorado and Nevada, as well as the California Lawyer and Corporate Counsel magazines, and produces several specialized information services. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. ("Sustain"), a 91% owned subsidiary as of September 30, 2000, has been consolidated since it was acquired in January 1999. It provides the SUSTAIN(R) family of products which consists of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada, Washington and Virginia. The financial information of the Company and Sustain is set forth in Item 8 ("Financial Statements and Supplementary Data.")


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

  The Daily Journals.   The Los Angeles Daily Journal and the San Francisco
Daily Journal are each published every weekday except certain holidays and were established in 1888 and 1893, respectively. In addition to covering state and local news of general interest, these newspapers focus particular coverage on law and its impact on society. (The Los Angeles Daily Journal and the San Francisco Daily Journal are referred to collectively herein as ''The Daily Journals''.) Generally The Daily Journals seek to be of special utility to lawyers and judges and to gain wide multiple readership of newspapers sent to law firm subscribers.


  The Los Angeles Daily Journal and the San Francisco Daily Journal are geared toward their respective regions, but contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2000, the Los Angeles Daily Journal had approximately 11,600 paid subscribers and the San Francisco Daily Journal had approximately 5,600 paid subscribers as compared with total paid subscriptions of 18,500 at September 30, 1999. In addition, The Daily Journals are sold on some newsstands. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 45% to subscriptions and 55% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 47% of the Company's total revenue during fiscal 2000, 46% during fiscal 1999 and fiscal 1998.

  The Daily Journals also contain the Daily Appellate Report which provides the full text of all opinions certified for publication by the California Supreme Court, the California Courts of Appeal, the U.S. Supreme Court, the U.S. Court of Appeals for the Ninth Circuit, the U.S. Bankruptcy Appellate Panel for the Ninth Circuit, the State Bar Court and selected opinions of the U.S. District Courts in California and the Federal Circuit Court of Appeals. Inserted in ''pull-out'' booklet format in the Daily Appellate Report is the monthly Court Directory, a comprehensive list of sitting judges in all California courts as well as courtroom assignments, phone numbers and courthouse addresses. The Court Directory includes ''Judicial Transitions'' which lists judicial appointments, elevations, confirmations, resignations, retirements and deaths. The Daily Appellate Report, indexed monthly, also includes, when such courts are in session, monthly supplements summarizing all cases pending before the U.S. Supreme Court and the California Supreme Court.

  The Daily Journals also include several other features or supplements. California Law Business, a weekly supplement, is printed in tabloid format and features in-depth coverage of current topics of interest to lawyers with a focus on the business aspects of the practice of law. Verdicts and Settlements is a weekly tabloid featuring important settlements and verdicts along with the attorneys and experts representing each party. CyberEsq., a quarterly supplement, is printed in magazine format and features coverage of law firm technology.

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

  The Company publishes the Directory of California Lawyers (the ''Directory''), which is updated and published semiannually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges and arbitrators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals and The Daily Recorder. In addition, there are about 7,300 directories sold. The regular annual rate is $35. In due course the Company plans to provide an option of subscription service for The Daily Journals at a lower price for subscribers who do not wish to receive the Directory.

  The Daily Journals are distributed primarily by mail, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange and San Diego counties receive copies by hand delivery, and additional copies are distributed through newsstands and by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $557.

  Much of the information contained in The Daily Journals is available to subscribers online. There is a charge to use some parts of this service.

  Daily Commerce. Published since 1917, the Daily Commerce, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The nature of the news coverage enhances the effectiveness of public notice advertising in distributing information about foreclosures to potential buyers at foreclosure sales. The features of the paper include default listings, probate estate sales and real estate examination applicants. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day. It had approximately 1,100 paid subscriptions at September 30, 2000. A subscription to the Daily Commerce is $209 per year, and it is primarily distributed by mail.

  California Real Estate Journal. The California Real Estate Journal (the
"Real Journal") is a monthly newspaper directed primarily to persons interested in the commercial real estate market, including real estate brokers, developers, bankers and real estate lawyers. The Real Estate Journal carries news and features such as the status of commercial projects, financial information and articles on brokers and transactions, including defaults and new financings. It carries display and classified advertising. At September 30, 2000 the Real Estate Journal had a circulation of approximately 1,500 paid and requester subscribers at an annual subscription rate of $94. It is distributed primarily by mail.

  In addition, there is an online news service for the California commercial and real estate community.

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

  The Inter-City Express. The Inter-City Express (the "Express") has been published since 1909. It covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries both commercial and public notice advertising. The Express is published three days a week and is mailed to its approximately 500 subscribers. The annual subscription rate is $137.

  Marin County Court Reporter. The Marin County Court Reporter (the ''Marin Reporter'') began publishing in the mid-1960's. The Marin Reporter covers general news of local interest, emphasizing local and statewide news of interest to the legal and real estate communities in Marin County, and carries primarily public notice advertising. Published each Tuesday and Friday, it is mailed to approximately 200 subscribers. The annual subscription rate is currently $99.

  San Jose Post-Record. The San Jose Post-Record (the ''Post-Record'') has been published since 1910. In addition to general news of local interest, the Post-Record, which is published three days a week, focuses on legal and real estate news and carries commercial and public notice advertising. A yearly subscription to the Post-Record is $116. It has approximately 300 subscribers, all of whom receive it by mail.

  Sonoma County Herald-Recorder. The Sonoma County Herald-Recorder (the "Herald-Recorder") has been in existence since 1899. The newspaper carries general news of local interest and is designed to be of special interest to members of the legal and real estate professions. Advertising in the newspaper consists of both public notice and commercial advertising. Its approximately 300 subscribers receive the newspaper three days a week by mail, at a rate of $188 annually.

  Orange County Reporter. The Orange County Reporter (''Orange Reporter'') has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Orange Reporter reports local and state legal news, including the court calendars and court directories for Orange County, and carries primarily public notice advertising. The Orange Reporter is mailed three days a week to approximately 500 paid and requester subscribers. The annual subscription rate is $83.

  San Diego Commerce. The San Diego Commerce is a thrice-weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves legal and real estate professionals in San Diego County. It has approximately 200 paid subscribers. The annual subscription rate is $59, covering distribution by mail.

  Business Journal. The Business Journal publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It carries public notice advertising, and its approximately 100 paid subscribers receive it by mail twice weekly. The annual subscription rate is $51.

  Antelope Valley Journal. Started in 1997, the Antelope Valley Journal is a weekly newspaper carrying general news of local interest, as well as public notice advertising. It also serves the real estate professional in north Los Angeles County. It has a small number of paid subscribers, and the annual subscription rate is $20.

  Ventura Journal. Started in November 1997, the Ventura Journal is a weekly newspaper carrying general news of local interest. It also serves the real estate professional. It has a small number of paid subscribers, and the annual subscription rate is $20.

  The Record Reporter and Arizona Journal. The Record Reporter was acquired in 1995. In addition to general news of local interest, The Record Reporter, which is published on business days, focuses on real estate news and public record information and carries primarily public notice advertising. It is mailed to approximately 200 paid subscribers. The annual subscription rate is $155 for most subscribers. In 1995 the Company also began publishing the weekly Arizona Journal including the Arizona Appellate Report which provides in a pull-out section of the newspaper summaries of the opinions of the U.S. Supreme Court, 9th U.S. Circuit Court of Appeals, the U.S. Bankruptcy Appellate Panel and summaries and full-text of the opinions of the Arizona Supreme Court and Arizona Court of Appeals. The Arizona Journal seeks to be of special utility to lawyers and judges with news and features somewhat similar to those of The Daily Journals. It carries classified and display advertising, and it is mailed to about 400 paid subscribers. The annual subscription rate is $109.

  Much of the information contained in the Arizona Journal is available to its subscribers online.

  Colorado Journal. During 1995 the Company acquired The Public Record Corporation which published The Brief Times Reporter, The Code of Colorado Regulations and three bankruptcy reporting publications. The Code and the bankruptcy publications are now part of the Company's "Information Services". The Brief Times Reporter provided weekly the full-text and summaries of all opinions of the Colorado Supreme Court and Colorado Court of Appeals. In 1995 the Company also began publishing the weekly Colorado Journal, including the Colorado Appellate Report which provided the full-text and summaries of all the opinions of the U.S. Supreme Court, 10th U.S. Circuit Court of Appeals, and the full-text of the 10th Circuit Orders. In 1997 The Public Record Corporation was merged into the Daily Journal Corporation, and The Brief Times Reporter and the Colorado Appellate Report were consolidated in a "pull-out" booklet format that is inserted into the Colorado Journal. In addition to general news of local interest, the Colorado Journal seeks to be of special utility to lawyers and judges with news and features somewhat similar to those of The Daily Journals. It carries classified, display and public notice advertising. The Colorado Journal is mailed to approximately 700 paid subscribers at an annual subscription price of $271.

  Nevada Journal. The Company acquired the Nevada Supreme Court Reporter in 1994, and the name was changed to the Nevada Journal. Besides stories of general interest and those concerning the courts and legal communities, the Nevada Journal features full-text opinions issued by the Nevada Supreme Court and a list of all orders issued. Also included are summaries of federal and state supreme court opinions. Special features include local verdicts and settlements, bar examination results and articles on federal opinions. Both commercial and public notice advertising appear in the newspaper. The weekly Nevada Journal, as of September 30, 2000, had approximately 100 subscribers. The yearly subscription rate is $152.

  Washington Journal. The Company began publishing the weekly Washington Journal in 1992. In addition to providing general news of state and local interest, it seeks to be of special utility to professionals, including lawyers, business and government leaders. Summaries of federal, state and local court cases are included as a pull-out section of the newspaper. The Washington Journal, which is distributed by mail, had approximately 600 paid subscribers at September 30, 2000. The annual subscription rate is $122, and it carries classified and display advertising.

  Magazines. Since 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the ''State Bar''). The magazine was published by the Company in cooperation with the State Bar until December 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is mailed free to the active members of the State Bar of California and also has approximately 600 paid subscribers. An annual subscription to California Lawyer is $75. The termination of the contract with the State Bar and the State Bar's new publication has not had a material impact on the Company's operations. In addition, six times a year, the Company publishes its House Counsel magazine, which is mailed free to about 22,100 in-house lawyers.

  Information Services.   The specialized information services offered by the
Company have grown out of its newspaper operations or have evolved in response to a desire for such services primarily from its newspaper subscribers.

  The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 5,800 subscribers at September 30, 2000 paying $255 per year. Court Rules reproduces court rules for certain state and federal courts in California. The Court Rules appear in two versions, one of which covers Northern California courts (nine volumes) and one of which covers Southern California courts (eight volumes). The Company updates Court Rules on a monthly basis. In addition, the Company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of:
(1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties. In addition, the Company publishes single-volume rules for the Federal District Court in the Southern and Central District of California and California Probate Rules. In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $40 to $90 per year and volumes are normally updated or replaced whenever there are rule changes. At September 30, 2000, the Company had approximately 7,000 subscribers for its Local Rules publications. In addition, the Company publishes a two-volume, loose-leaf set of Colorado court rules for a small number of subscribers.

  The Judicial Profiles services contain biographical and professional information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. The Judicial Profiles include biographical data on judges and information supplied by each judge regarding the judge's policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the seven-volume set for Southern California or the six-volume set for Northern California. The approximately 1,100 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $482 per year. In 1997 the Company assumed certain publishing responsibilities from the King County (Washington) Bar Association Young Lawyers Division for the publishing of Judges Books for King, Pierce and Snohowish counties. The approximately 100 subscribers receive updates yearly. The annual subscription is $125.

  The Company now has two bankruptcy publications after discontinuing the Fourth Circuit Bankruptcy Court Reporter and the Texas Bankruptcy Court Reporter in fiscal 1999. The Colorado Bankruptcy Court Reporter and the California Bankruptcy Reporter had an aggregate of approximately 300 subscribers at September 30, 2000. Annual subscription rates range from $131 to $199 a year. Each of these publications contains summaries and full-text bankruptcy rulings by the governing federal court of appeals, district courts, bankruptcy appellate panel and bankruptcy courts. Selected state court opinions are also summarized. Periodic indices are published to assist the bars in referencing applicable case law.

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

  Advertising and Newspaper Representative. The Company's publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising. Public notice advertising consists of about 100 different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements. In 1990 the Company acquired California Newspaper Service Bureau, Inc. (''CNSB''), a statewide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising. CNSB placed notices and other forms of advertising with adjudicated newspapers of general circulation, many of which are not owned by the Company. CNSB was liquidated as of fiscal 1995 year-end with its servicing subsequently provided by a division of the Company.

  Public notice advertising revenues and related advertising and other service fees for the Company constituted about 26% of the Company's total revenues in fiscal 2000, 30% in fiscal 1999 and 30% in fiscal 1998. In many states, including California, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues. The acquisition of CNSB, a marginal and threatened enterprise with a negative book net worth when purchased, improved the Company's ability to protect continued existence of public notice advertising.

  Information Systems and Services. In January 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and certain of its shareholders. As of September 30, 2000, the Company owned 91% of Sustain. The Sustain family of products consists of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. Sustain has installations in nine states and three countries, and many of its clients have more than a decade of experience with the Sustain product line. The Company's revenues derived from Sustain's operations (net of minority interest) constituted about 5% of the Company's total revenues in fiscal 2000, and 3% in fiscal 1999, the first year in which the Company held an interest in Sustain. The Company's expenditures in support of the Sustain software is significant. Capitalized Sustain software costs totaled $9,966,000 (less accumulated amortization of $1,180,000) as of September 30, 2000 and $3,275,000 (less accumulated amortization of $491,000) as of September 30, 1999. As a technology based company, Sustain's success depends on the continued development and improvement of its products. The Company therefore expects that significant expenditures will continue to be necessary to maintain and increase Sustain's revenues, and that in many years, such expenditures may exceed Sustain's net income. The Company intends to borrow funds in fiscal 2001 to support the development of the Sustain software, but it cannot predict whether such borrowings will provide sufficient funding for all necessary or desirable development. If the Company is unable to fund all such development, that may impact the Company's ability to maximize its existing investment in the Sustain software and to compete for new opportunities in the case management software business.

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


  An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with paper suppliers. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. In 1997 and 1999 newsprint prices declined, but in 1998 and 2000 the price of paper increased moderately. Paper prices may fluctuate substantially in the future, and this could significantly impact income from operations.


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

  The Company's court rules publications face competition in both the Southern California market as well as in Northern California. In addition, the Company expects increased competition from online court rules services and the Courts. Subscriptions to the multi-volume Court Rules and Local Rules volumes have declined during fiscal 2000. The Company's Judicial Profile services have direct competition and also indirect competition, since some of the same information is available through other sources.

  The pricing of the Company's products is reviewed every year. Subscription price increases have in recent years exceeded inflation, as have advertising rate increases.

  There is significant competition among a limited number of companies to provide services and software to the courts, and some of these companies are much larger and have greater access to capital and other resources than Sustain. Others provide services for a limited number of courts. Normally, the vendor is selected through a bidding process. Many courts now desire Internet solutions to facilitate electronic filing and the publishing of certain information from case management systems. The Sustain product line provides a version of these services, but there are many uncertainties in the process of courts migrating to newer electronic based systems, including whether Sustain's version of case management systems will find general acceptance and whether the development and modification of such systems can be done in a cost effective manner. The Company intends to borrow funds in fiscal 2001 to support the development of the Sustain software, but it cannot predict whether such borrowings will provide sufficient funding for all necessary or desirable development. If the Company is unable to fund all such development, that could impact the Company's ability to compete in the case management software business.


Employees

  The Company employs approximately 340 full-time employees and about 45 part-time employees including about 15 employees at Sustain. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.


Working Capital

  Traditionally, the Company has generated sufficient cash flow from operations to cover all needs including capital expenditures without significant borrowing. To a very considerable extent, the Company benefits in this regard from the fact that subscriptions are generally paid a year in advance. In fiscal 2000, expenditures to develop Sustain software exceeded cash flow from all other sources, thus triggering borrowing plans for the first time in many years. The Company expects its expenditures in support of the development of Sustain software to continue at a rate in excess of cash flow, and therefore expects to incur borrowings for this purpose commencing in fiscal 2001.


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



Name                                  Age                 Principal Occupation Last Five Years
----                                  ---                 ------------------------------------
Ira A. Marshall, Jr.................   77   Secretary of the Company since 1977; Mr. Marshall is a private
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

  The Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, of which approximately 75% are devoted to office space and the remainder to printing and production equipment and facilities. In 1996 the Company purchased about 40,000 square feet of land near the Los Angeles facility which was used for additional parking. In 1998 the Company purchased land and an 11,300 square foot building adjacent to the new parking lot. It was used for storage. The Company is constructing a new 37,000 square foot building and parking facilities on these properties. The Company owns two buildings aggregating about 9,500 square feet in Sacramento, which provide space for its offices and storage.

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

  No material legal proceedings.

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

  No matters were submitted to a vote of shareholders during the last quarter of the Company's fiscal year ended September 30, 2000.

                                    PART II


Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters

  The following table sets forth the sales prices of the Company's common stock for the periods indicated. Quotations are as reported by Nasdaq (Small-Cap Issues), the automated quotation system of the National Association of Securities Dealers, Inc.

                                                          High           Low
                                                       ---------       --------
Fiscal 2000
  Quarter ended December 31, 1999                       $ 36.875        $ 32.5
  Quarter ended March 31, 2000                            34              30
  Quarter ended June 30, 2000                             30.25           28.25
  Quarter ended September 30, 2000                        29.5            27


                                                          High           Low
                                                        ----------     --------
Fiscal 1999
  Quarter ended December 31, 1998                        $ 39.50        $ 33.75
  Quarter ended March 31, 1999                             41.25          36.75
  Quarter ended June 30, 1999                              38.75          30
  Quarter ended September 30, 1999                         37.0625        36.625


  As of December 15, 2000, there were approximately 1,600 holders of record of the Company's common stock, and the last trade was at $29.375 per share.

  The Company did not declare or pay any dividends during fiscal 2000 or 1999. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company's earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

  From time to time, the Company has purchased shares, including treasury shares, of its Common Stock and may continue to do so. See Note 3 to consolidated financial statements. Stock purchases are made primarily to reduce dilution of earnings per share caused by the deferred management incentive plan under which selected employees are paid, subject to certain conditions, supplemental compensation tied to future pre-tax earnings. During fiscal 2000, the Company purchased 54,287 shares of Common and Treasury Stock at an average price per share of $30.37.

Item 6.   Selected Financial Data

  The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 2000. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included herein.

                                                                  Fiscal Year Ended September 30
                                         ---------------------------------------------------------------------------------
                                                2000             1999            1998            1997              1996
                                             ----------       ----------      ----------      ----------        ----------
                                                                   (Dollar amounts in thousands,
                                                                     except per share amounts)
Consolidated Statement of Income Data:
Revenues
  Advertising.........................       $   19,992       $   20,267      $   21,109      $   21,454        $   21,423
  Circulation.........................           11,651           11,675          11,449          11,506            10,951
  Information systems and
   service............................            2,328            1,213             ---             ---               ---
  Advertising service fees and other..            3,812            3,696           3,547           3,436             3,595
                                             ----------       ----------      ----------      ----------        ----------
                                                 37,783           36,851          36,105          36,396            35,969
                                             ----------       ----------      ----------      ----------        ----------
Costs and expenses
  Salaries and employee benefits......           17,598           16,461          15,551          14,749            14,438
  Newsprint and printing expenses.....            3,089            3,232           3,377           3,424             3,886
  Commissions and other outside
     services.........................            5,907            4,508           4,254           4,299             4,793
  Postage and delivery costs..........            2,061            2,254           2,266           2,316             2,364
  Depreciation and amortization.......            2,517            1,767           1,696           1,897             1,837
  Other, including interest expense...            4,520            5,155           3,553           4,693             4,286
                                             ----------       ----------      ----------      ----------        ----------
                                                 35,692           33,377          30,697          31,378            31,604
                                             ----------       ----------      ----------      ----------        ----------
Income before taxes...................            2,091            3,474           5,408           5,018             4,365
Provision for income taxes............              700            1,550           2,150           2,000             1,800
                                             ----------       ----------      ----------      ----------        ----------
Income before minority interest in
 net loss of subsidiary...............            1,391            1,924           3,258           3,018             2,565
Minority interest in net loss of
 subsidiary
    (9% and 20%, respectively)........              447              199             ---             ---               ---
                                             ----------       ----------      ----------      ----------        ----------
Net income............................       $    1,838       $    2,123      $    3,258      $    3,018        $    2,565
                                             ==========       ==========      ==========      ==========        ==========
Weighted average number of common
    shares outstanding - basic and
     diluted..........................        1,546,319        1,579,251       1,589,971       1,594,403         1,612,766
Basic and diluted net income per share       $     1.19       $     1.34      $     2.05      $     1.89        $     1.59
                                             ==========       ==========      ==========      ==========        ==========

                                                                           September 30
                                             -----------------------------------------------------------------------------
                                                2000             1999            1998            1997              1996
                                             ----------       ----------      ----------      ----------        ----------
Consolidated Balance Sheet Data:
Working capital as conventionally
 reported.............................       $    1,731       $    6,040      $    8,008      $    4,763        $    1,552
Working capital before deductions of
    specified items (1)...............            9,639           13,858          14,910          11,165             8,076
Total assets..........................           35,050           31,525          28,965          25,967            22,489
Shareholders' equity..................           17,858           17,668          16,285          13,298            10,728


(1) Before deducting for each of the five years the liability for deferred subscription revenue and other revenues which will be earned within one year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

2000 Compared to 1999

  Revenues were $37,783,000 and $36,851,000 for the fiscal years ended September 30, 2000 and 1999, respectively. This increase of $932,000 (3%) was primarily attributable to the acquisition of 80% of Sustain in January 1999 (and the subsequent acquisition of about 6% of Sustain in March 2000 and 5% in June 2000) which accounted for additional revenues of $1,087,000 and to advertising and subscription rate increases, partially offset primarily by the decline in revenues from publishing foreclosure notices.

  During fiscal 2000, display advertising and conference revenues were down by $339,000 while classified advertising revenues increased by $638,000. Public notice advertising revenues decreased by $574,000 primarily resulting from decreased foreclosure notices, and the Company anticipates this decline to continue because of a lower volume. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 26% of the Company's total revenues. Circulation revenues decreased an aggregate of $24,000. The Daily Journals accounted for about 69% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 20% of the total circulation revenues, with the other newspapers and services accounting for the balance.

  Costs and expenses increased by $2,315,000 (7%) from $33,377,000 to $35,692,000. Sustain accounted for additional expenses of $3,066,000. Total personnel costs were $17,598,000, representing an increase of $1,137,000 (7%) of which $1,167,000 were from Sustain. Newsprint and printing expenses decreased by $143,000 (4%) primarily because of the decrease in bonus issues, partially offset by the newsprint price increases beginning in April 2000. Commissions and other outside services increased by $1,399,000 (31%) primarily due to Sustain's additional outside service expenses of $1,613,000, partially offset by the decline in commission expenses because of fewer agency commissionable foreclosure notice sales. Postage and delivery expenses declined by $193,000 (9%) mainly because of less postage expenses as the Company reduced the bonus issue volume. Depreciation and amortization expenses increased by $750,000 (42%) primarily as a result of the amortization of Sustain's assets, including $800,000 for the amortization of Daily Journal's purchased computer software and goodwill. The decrease in other expenses of $635,000 (12%) primarily resulted from lower legal expenses, partially offset by an increase of $255,000 in bad debt expenses.

  Pretax income in the year ended September 30, 2000 decreased by $1,383,000 (40%) to $2,091,000 from $3,474,000 in fiscal 1999, primarily because of Sustain's loss of $3,572,000 before the minority interest. (The Daily Journal business segment's pretax profit increased by $799,000 (16%) to $5,663,000 from $4,864,000.) The Company's smaller newspapers and its newspaper representative, which specializes in public notice advertising, accounted for about 44%
of the Company's pretax income. Net income was $1,838,000 compared to $2,123,000 in the comparable prior year period. Net income per share decreased to $1.19 from $1.34.

Because of the deductibility for income tax purposes of the Sustain software, which was capitalized for book purposes, and the consequent decrease in the Company's taxable income, the Company anticipates an income tax refund as of September 30, 2000 of approximately $2.7 million.


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

  During fiscal 1999, display advertising revenues went down by $54,000 and classified advertising revenues decreased by $132,000. Public notice advertising revenues decreased by $656,000 primarily resulting from decreased foreclosure notices, and the Company anticipates this decline to continue because of a combination of lower prices and lower volume. The Company's smaller newspapers, those other than The Daily Journals, accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 28% of the Company's total revenues. Circulation revenues increased an aggregate of $226,000. The Daily Journals accounted for about 67% of the Company's total circulation revenues, and their circulation levels decreased slightly. The Rule Book and Judicial Profile services generated about 21% of the total circulation revenues, with the other newspapers and services accounting for the balance.

  Costs and expenses increased by $2,680,000 (9%) from $30,697,000 to $33,377,000. Sustain accounted for additional expenses of $2,714,000, including $566,000 for the amortization of Daily Journal's purchased computer software and goodwill. Total personnel costs were $16,461,000, representing an increase of $910,000 (6%), of which $1,304,000 were from Sustain. Newsprint and printing expenses decreased by $145,000 primarily because of the decrease in newsprint prices. Commissions and other outside services increased by $254,000 primarily because of increased outside printing services, partially offset by fewer agency commissionable foreclosure notice sales. Depreciation and amortization expenses increased by $71,000 as a result of more fully depreciated assets, offset by the amortization of Sustain assets. The increase in other expenses of $1,602,000 included increased legal expenses of about $868,000 primarily to defend a lawsuit that resulted in two jury trials and a verdict in favor of the Company.

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

Liquidity and Capital Resources

  During fiscal year ended September 30, 2000, the Company's cash and cash equivalent position increased by $199,000, and the investments in U.S. Treasury Bills decreased by $7,203,000. Cash and cash equivalents were used for the net purchase of capital assets of $9,172,000, including significant investments in Sustain software and to purchase treasury and common stock for an aggregate amount of $1,648,000. The cash provided by operating activities of $3,786,000 included a net decrease in prepayments for subscriptions and others of $90,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are booked as deferred revenue and are included in earned revenue only when the services are provided. The cash flows from operating activities increased by $2,085,000 during the fiscal year ended September 30, 2000 primarily due to the changes in accounts receivable and accounts payable. As of September 30, 2000, the Company had working capital of $9,639,000 before deducting the liability for deferred subscription revenues and other revenues of $7,908,000 which will be earned within one year. The cash and short-term investments in U.S. Treasury Bills, aggregating about $2.4 million at September 30, 2000, and the current level of cash provided by operating activities appear adequate to meet the Company's current operating obligations.


  The Company expects its expenditures in fiscal 2001 to require borrowing by the Company. These expenditures include an estimated $2 million for the construction of a new building in Los Angeles. The Company also expects its expenditures in support of the development of the Sustain software to continue at a rate in excess of cash flow. The Company intends to arrange for a $4 million revolving bank line of credit due in January 2002 and secured by substantially all of the Company's non-real estate assets. The Company expects that it will be able to refinance the amounts outstanding under this line of credit on or before the maturity date. There can be no assurance, however, that a change in the Company's business or prospects will not result in an inability to refinance on the same or similar terms. The Company also intends to enter into a $2 million real estate loan secured by its current Los Angeles facilities. The Company also has a commitment from a bank to loan the Company up to an additional $2 million when its new building is completed. The Company cannot predict whether the amounts received from these borrowings will be sufficient to fully fund its development of the Sustain software. If additional funds are required to support such development, the Company may, among other things, change its development strategy or attempt to secure additional financing, which may or may not be available to the Company on acceptable terms.

Item  7A.  Qualitative and Quantitative Disclosures about Market Risk

  The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills maturing within one year. Given the short-term nature of these investments, and the fact that in fiscal 2000 the Company had no outstanding borrowings, the Company was not subject to significant interest rate risk during such period.

  In fiscal 2001, the Company anticipates that it will borrow money under its $4 million revolving line of credit and under two real estate loans. The first of these real estate loans is for $2 million on the Company's current Los Angeles facilities. The Company also has a commitment from a bank to loan the Company up to an additional $2 million when its new building is completed.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND SHAREHOLDERS

DAILY JOURNAL CORPORATION


We have audited the accompanying consolidated balance sheet of Daily Journal Corporation as of September 30, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at
Item 14(a) for the year ended September 30, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of Daily Journal Corporation for the years ended September 30, 1999 and 1998, were audited by other auditors whose report dated December 10, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Los Angeles, California
November 16, 2000

Item 8.   Financial Statements and Supplementary Data


DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                                          September 30
                                                                                ------------------------------------
                                                                                    2000                    1999
                                                                                 -----------             -----------
ASSETS
Current assets
     Cash and cash equivalents                                                   $   380,000             $   181,000
     U.S. Treasury Bills, at cost plus discount earned                             1,972,000               9,175,000
     Accounts receivable, less allowance for doubtful accounts
     of $500,000 and $800,000, respectively                                        8,975,000               8,471,000
     Income tax receivable                                                         2,709,000                     ---
     Inventories                                                                      61,000                  45,000
     Prepaid expenses and other assets                                               171,000                 329,000
     Deferred income taxes                                                         1,143,000                 801,000
                                                                                 -----------             -----------
     Total current assets                                                         15,411,000              19,002,000
                                                                                 -----------             -----------

Property, plant and equipment, at cost:
     Land, buildings and improvements                                              8,363,000               8,104,000
     Furniture, office equipment and computer software                             6,442,000               6,086,000
     Machinery and equipment                                                       1,385,000               1,364,000
                                                                                 -----------             -----------
                                                                                  16,190,000              15,554,000
     Less accumulated depreciation                                                (6,618,000)             (6,679,000)
                                                                                 -----------             -----------
                                                                                   9,572,000               8,875,000
Capitalized software, net                                                          8,786,000               2,784,000

Intangible assets, at cost, less accumulated amortization
     of $506,000 and $74,000 respectively                                          1,281,000                 482,000
Deferred income taxes                                                                    ---                 382,000
                                                                                 -----------             -----------
                                                                                 $35,050,000             $31,525,000
                                                                                 ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $ 3,714,000             $ 3,025,000
     Accrued liabilities                                                           2,058,000               1,997,000
     Income taxes                                                                        ---                 122,000
     Deferred subscription revenue and other revenues                              7,908,000               7,818,000
                                                                                 -----------             -----------
     Total current liabilities                                                    13,680,000              12,962,000
                                                                                 -----------             -----------

Deferred income taxes                                                              2,934,000                     ---
                                                                                 -----------             -----------
Commitments and contingencies (note 5)

Minority Interest (9% and 20%, respectively)                                         578,000                 895,000
                                                                                 -----------             -----------

Shareholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares
     authorized and no shares issued                                                     ---                     ---
     Common stock, $.01 par value, 5,000,000 shares
     authorized; 1,553,256
     shares and 1,601,816 shares, respectively, outstanding                           16,000                  16,000
     Other paid-in capital                                                         1,974,000               2,036,000
     Retained earnings                                                            16,657,000              16,233,000
     Less 43,271 and 37,544 treasury shares, respectively, at cost                  (789,000)               (617,000)
                                                                                 -----------             -----------
     Total shareholders' equity                                                   17,858,000              17,668,000
                                                                                 -----------             -----------
                                                                                 $35,050,000             $31,525,000
                                                                                 ===========             ===========


          See accompanying notes to consolidated financial statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Year ended September 30
                                                                ----------------------------------------------------------------
                                                                   2000                      1999                       1998
                                                                -----------               -----------                -----------
Revenues:
      Advertising                                               $19,992,000               $20,267,000                $21,109,000
      Circulation                                                11,651,000                11,675,000                 11,449,000
      Information systems and services                            2,328,000                 1,213,000                        ---
      Advertising service fees and other                          3,812,000                 3,696,000                  3,547,000
                                                                -----------               -----------                -----------
                                                                 37,783,000                36,851,000                 36,105,000
                                                                -----------               -----------                -----------
Costs and expenses:
      Salaries and employee benefits                             17,598,000                16,461,000                 15,551,000
      Newsprint and printing expenses                             3,089,000                 3,232,000                  3,377,000
      Commissions and other outside services                      5,907,000                 4,508,000                  4,254,000
      Postage and delivery expenses                               2,061,000                 2,254,000                  2,266,000
      Depreciation and amortization                               2,517,000                 1,767,000                  1,696,000
      Other, including interest expense                           4,520,000                 5,155,000                  3,553,000
                                                                -----------               -----------                -----------
                                                                 35,692,000                33,377,000                 30,697,000
                                                                -----------               -----------                -----------
Income before taxes                                               2,091,000                 3,474,000                  5,408,000
Provision for income taxes                                          700,000                 1,550,000                  2,150,000
                                                                -----------               -----------                -----------
Income before minority interest in net loss
      of subsidiary                                               1,391,000                 1,924,000                  3,258.000
Minority interest in net loss of subsidiary
      (9% and 20%, respectively)                                    447,000                   199,000                        ---
                                                                -----------               -----------                -----------
Net income                                                      $ 1,838,000               $ 2,123,000                $ 3,258,000
                                                                ===========               ===========                ===========
Weighted average number of common
      shares outstanding - basic and diluted                      1,546,319                 1,579,251                  1,589,971
Basic and diluted net income per share                          $      1.19               $      1.34                $      2.05
                                                                ===========               ===========                ===========

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                         Common Stock           Other                      Treasury       Total
                                     --------------------      Paid-in       Retained      --------    Shareholders'
                                      Share       Amount       Capital       Earnings        Stock        Equity
                                     ---------    -------    -----------    -----------    ---------    -----------
Balance at September 30, 1997        1,621,870    $16,000     $2,062,000    $11,571,000    $(351,000)   $13,298,000
Net income                                 ---        ---            ---      3,258,000          ---      3,258,000
Purchase of common stock                (3,300)       ---         (4,000)      (121,000)         ---       (125,000)
Purchase of treasury stock                 ---        ---            ---            ---     (146,000)     ( 146,000)
                                     ---------    -------     ----------    -----------    ---------    -----------
Balance at September 30, 1998        1,618,570     16,000      2,058,000     14,708,000     (497,000)    16,285,000
Net income                                 ---        ---            ---      2,123,000          ---      2,123,000
Purchase of common stock               (16,754)       ---        (22,000)      (598,000)         ---       (620,000)
Purchase of treasury stock                 ---        ---            ---            ---     (120,000)      (120,000)
                                     ---------    -------     ----------    -----------    ---------    -----------
Balance at September 30, 1999        1,601,816     16,000      2,036,000     16,233,000     (617,000)    17,668,000
Net income                                 ---        ---            ---      1,838,000          ---      1,838,000
Purchase of common stock               (48,560)       ---        (62,000)    (1,414,000)         ---     (1,476,000)
Purchase of treasury stock                 ---        ---            ---            ---     (172,000)      (172,000)
                                     ---------    -------     ----------    -----------    ---------    -----------
Balance at September 30, 2000        1,553,256    $16,000     $1,974,000    $16,657,000    $(789,000)   $17,858,000
                                     =========    =======     ==========    ===========    =========    ===========


          See accompanying notes to consolidated financial statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended September 30
                                                                    ---------------------------------------------------

                                                                       2000                1999                1998
                                                                    -----------         -----------         -----------
Cash flows from operating activities:
       Net income                                                   $ 1,838,000         $ 2,123,000         $ 3,258,000
       Adjustments to reconcile net income
        to net cash provided by operations:
          Depreciation and amortization                               2,517,000           1,767,000           1,696,000
          Minority interest in consolidated subsidiary                 (447,000)           (199,000)                ---
          Deferred income taxes                                       2,261,000              55,000              29,000
          Income tax receivable                                      (2,709,000)                ---                 ---
          Discount earned on U.S. Treasury Bills                        (30,000)           (240,000)           (129,000)
          Gain on sales of capital assets                                   ---                 ---            (106,000)
          Changes in assets and liabilities:
          (Increase) decrease in current assets
          Accounts receivable, net                                     (504,000)         (1,877,000)           (521,000)
          Inventories                                                   (16,000)              6,000               7,000
          Prepaid expenses and other assets                             158,000            (216,000)             47,000
          Increase (decrease) in current liabilities
          Accounts payable                                              689,000             284,000            (206,000)
          Accrued liabilities                                            61,000            (758,000)           (291,000)
          Income taxes payable                                         (122,000)           (160,000)              8,000
          Deferred subscription and other revenues                       90,000             916,000             500,000
                                                                    -----------         -----------         -----------
          Cash provided by operating activities                       3,786,000           1,701,000           4,292,000
                                                                    -----------         -----------         -----------
Cash flows from investing activities:
       Net sales (investments) in U.S. Treasury Bills                 7,233,000           3,733,000          (2,707,000)
       Capital and capitalized software expenditures,
        including acquisitions, net of cash acquired:
          Purchases of property, plant and equipment, net            (2,219,000)         (2,141,000)         (1,125,000)
          Capitalized software                                       (6,943,000)                ---                 ---
          Acquisitions, net of cash acquired                            (10,000)         (2,834,000)                ---
                                                                    -----------         -----------         -----------
               Net cash used for investing activities                (1,939,000)         (1,242,000)         (3,832,000)
                                                                    -----------         -----------         -----------
Cash flows from financing activities:
       Purchase of common and treasury stock                         (1,648,000)           (740,000)           (271,000)
                                                                    -----------         -----------         -----------
               Cash used for financing activities                    (1,648,000)           (740,000)           (271,000)
                                                                    -----------         -----------         -----------
Increase (decrease) in cash and cash equivalents                        199,000            (281,000)            189,000

Cash and cash equivalents:
       Beginning of year                                                181,000             462,000             273,000
                                                                    -----------         -----------         -----------
       End of year                                                  $   380,000         $   181,000         $   462,000
                                                                    ===========         ===========         ===========
Interest paid during year                                           $                   $                   $
                                                                    ===========         ===========         ===========
Income taxes paid during year, net                                  $ 1,035,000         $ 1,830,000         $ 2,112,000
                                                                    ===========         ===========         ===========


          See accompanying notes to consolidated financial statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY AND OPERATIONS

     The Daily Journal Corporation (the "Company") publishes newspapers in California, Washington, Arizona, Colorado and Nevada, as well as the California Lawyer and Corporate Counsel magazines and produces several specialized information services. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. ("Sustain"), a 91% owned subsidiary as of September 30, 2000, has been consolidated since it was acquired in January 1999. See Note
2. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada, Washington and Virginia.

2.   ACQUISITIONS

     In January 1999 the Company acquired an 80% equity interest in Sustain for cash of $6.67 million. Sustain provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. During March 2000 and June 2000, the Company acquired additional equity interests in Sustain of 6% and 5%, respectively, for cash of about $4 million primarily paid to Sustain. The results of operations for the additional ownership interests have been included in the financial statements from the dates of such acquisitions. The acquisitions were accounted for using the purchase method of accounting; accordingly, the purchase price in excess of the net assets was allocated to purchased software ($3,275,000) and goodwill ($948,000). Both the purchased software and goodwill are being amortized over five years.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation:  The consolidated financial statements include the
     ---------------------
accounts of the Daily Journal Corporation and its 91% owned subsidiary, Sustain. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash equivalents:  The Company considers all highly liquid investments,
     ----------------
including U.S. Treasury Bills with a maturity of three months or less when purchased, to be cash equivalents.

     Fair Value of Financial Instruments:  The carrying amounts of cash,
     -----------------------------------
investments in U.S. Treasury Bills, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.

     Inventories:  Inventories, comprised of newsprint and paper, are stated at
     -----------
cost, on a first-in, first-out basis, which does not exceed current market value.

     Income taxes:  The Company accounts for income taxes using an asset and
     ------------
liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of the assets and liabilities.

     Property, plant and equipment:  Property, plant and equipment are carried
     -----------------------------
on the basis of cost. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from three to thirty-one and a half years. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets have been depreciated using an accelerated method for both financial statement and tax purposes.

     Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

     Capitalized Software, net:  Capitalized Software, net, represents software
     -------------------------
costs accounted for pursuant to Statement of Financial Accounts Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. It is comprised of purchased software of $3,023,000 capitalized upon the acquisition of Sustain (see Note 2) and development costs of $6,943,000 incurred in the current year for software products that have reached technological feasibility but are not available for general release. The purchased software is being amortized over five years. As of September 30, 2000 and 1999, capitalized software costs totaled $9,966,000 (less accumulated amortization of $1,180,000) and $3,275,000 (less accumulated amortization of $491,000), respectively. Amortization expenses for capitalized software was $689,000, $491,000 and none for fiscal years 2000, 1999 and 1998, respectively.

     Intangible assets:  Intangible assets consist of goodwill resulting from
     -----------------
the acquisitions of Sustain in 1999 and 2000. These assets are being amortized on a straight-line basis over five years.

     Revenue Recognition:  Proceeds from the sale of subscriptions for
     -------------------
newspapers, court rule books and other publications and other services are booked as deferred revenue and are included in earned revenue only when the services are provided.

     The Company recognizes revenues from both the lease and sale of software products. Revenues from leases of software products are recognized pro rata over the life of the lease while revenues from software product sales are recognized normally upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized as performed.

     Supplemental Employee Compensation Plan:  In fiscal 1987 the Company
     ---------------------------------------
implemented a Plan for Supplemental Employee Compensation that entitles an employee to participate in pre-tax earnings of the Company for the lesser of (i) ten years or (ii) as long as that employee remains employed or is in retirement following employment to age 65. Non-negotiable certificates of employee participant interests entitled employees to receive 11.69% (amounting to about $343,000) of income before taxes and supplemental compensation expenses in fiscal year 2000, 11.58% (amounting to about $493,000) in fiscal 1999 and 11.73% (amounting to about $719,000) in fiscal 1998. In addition, the employee holders of certificates are entitled to receive the same percentage of pre-tax earnings in each of the next nine years subsequent to the year of the grant of the certificate provided they remain employed or are in retirement following employment to age 65.

     Treasury stock and net income per common share:  As of September 30, 2000
     ----------------------------------------------
and 1999, the Company owned 43,271 and 37,544, respectively, of the 599,409 units of a limited partnership that has no known liabilities and owns as its sole asset 599,409 shares of common stock of Daily Journal Corporation. This investment, at a total cost of $789,000, is considered treasury stock and is excluded from the calculation of weighted average shares. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,546,319 for 2000, 1,579,251 for 1999 and 1,589,971 for 1998.

     Use of Estimates:  The presentation of the Company's financial statements
     ----------------
in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Reclassifications:  Certain reclassifications of previously reported
     -----------------
amounts have been made to conform to the current year's presentation.

     Effects of New Accounting Pronouncements:  In December 1999, the Securities
     ----------------------------------------
and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosure prescribed by SAB 101 will be effective for the fourth quarter of the Company's fiscal year ending September 30, 2001. The effect of adopting SAB 101 is currently being evaluated, however, the Company does not believe the effects of adoption will be material to its financial position or results of operations.

     Accounting for Long-Lived assets:  Statement of Financial Accounting
     --------------------------------
Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" established accounting standards for long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS No. 121 requires that certain long-lived assets be reported at the lower of the carrying amount or fair value less cost to sell. The Company has adopted SFAS No. 121 effective October 1, 1996, as required, and there was no significant impact on its financial position or results of operations.

4.   INCOME TAXES

     The provision for income taxes consists of the following:

                                  2000             1999             1998
                              -----------       ----------       ----------
Current:
    Federal                   $(1,307,000)      $1,194,000       $1,749,000
    State                        (254,000)         302,000          371,000
                              -----------       ----------       ----------
                               (1,561,000)       1,496,000        2,120,000
                              -----------       ----------       ----------
Deferred:
    Federal                     1,848,000           71,000           25,000
    State                         413,000          (17,000)           5,000
                              -----------       ----------       ----------
                                2,261,000           54,000           30,000
                              -----------       ----------       ----------
                              $   700,000       $1,550,000       $2,150,000
                              ===========       ==========       ==========

     The difference between the statutory federal income tax rate and the Company's effective rate is summarized below:

                                                       2000     1999     1998
                                                       ----     ----     ----

Statutory federal income tax rate                      34.0%    34.0%    34.0%
State franchise taxes (net of federal tax benefit)      5.1%     5.4%     4.6%
Research and development tax credit                    (7.9%)    --       --
Other, net, primarily amortization of goodwill          2.3%     5.2%     1.2%
                                                       ----     ----     ----
   Effective tax rate                                  33.5%    44.6%    39.8%
                                                       ====     ====     ====

     The Company's deferred income tax assets/(liability) were comprised of the following at September 30, 2000, 1999 and 1998, respectively:

                                                  2000           1999           1998
                                               -----------     ----------     ----------
Deferred tax assets/(liability)
 attributable to:

  Accrued liabilities, including vacation
    pay accrual                                $ 1,099,000     $  435,000     $  416,000
  Bad debt reserves not yet deductible             214,000        303,000        303,000
  Depreciation and amortization                                   338,000        428,000
  Other, net                                        77,000        107,000         91,000
                                               -----------     ----------     ----------
  Total deferred tax assets                      1,390,000      1,183,000      1,238,000
                                               -----------     ----------     ----------
  Depreciation and amortization                 (3,181,000)          --             --
                                               -----------     ----------     ----------
  Total deferred tax liabilities                (3,181,000)          --             --
                                               -----------     ----------     ----------
  Net deferred tax asset (liability)           $(1,791,000)    $1,183,000     $1,238,000
                                               ===========     ==========     ==========


5.   COMMITMENTS AND CONTINGENCIES

     The Company owns office and printing facilities in Los Angeles, office and storage facilities in Sacramento and leases space for its other offices under operating leases which expire at various dates through 2004. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.

     Future minimum rental payments required under the above operating leases at September 30, 2000 are as follows:

                 Year ending
                September 30                       Commitment
                ------------                       ----------
                    2001                           $  810,000
                    2002                              730,000
                    2003                              660,000
                    2004                              423,000
                                                   ----------
                                                   $2,623,000
                                                   ==========

     Rental expenses for the fiscal years 2000, 1999 and 1998 were $886,000, $646,000 and $481,000, respectively.

     Management has received information furnished by legal counsel on the current stage of all outstanding legal proceedings and the development of these matters to date. Based upon its review, it is the opinion of management that adequate provision has been made and that the ultimate liability, if any, should not materially affect the consolidated financial statements.

6.   OPERATING SEGMENTS

     As a result of its acquisition of Sustain, the Company now has two segments of business. The Company's reportable segments of Daily Journal and Sustain are strategic business units that offer different products and/or services. The Daily Journal segment publishes the Company's newspapers and magazine and produces several specialized information services. The Sustain segment provides the SUSTAIN family of products which consist of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. The accounting policies of the reportable segments are the same as those described in Note 3 of Notes to Consolidated Financial Statements. Inter-segment transactions were eliminated, and the reported segment loss of Sustain was net of the minority interest. Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                    Daily Journal         Sustain      Total
                                    -------------         -------      -----
                                                      (in thousands)
2000
  Revenues                                 $35,372        $ 2,411     $37,783
  Segment profit (loss)                      3,733         (1,895)      1,838
  Total assets                              19,104         15,946      35,050
  Capital expenditures                       1,647          7,525       9,172
  Depreciation and amortization              1,355          1,162       2,517
  Income tax expenses (benefits)             1,930         (1,230)        700

1999
  Revenues                                 $35,527        $ 1,324     $36,851
  Segment profit (loss)                      2,919           (796)      2,123
  Total assets                              23,771          7,754      31,525
  Capital expenditures                       1,959            182       2,141
  Depreciation and amortization              1,147            620       1,767
  Income tax expenses (benefits)             1,945           (395)      1,550

7.   RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)


                                              First      Second      Third      Fourth
                                             quarter     quarter    quarter     quarter
                                             -------     -------    -------     -------
                                               (in thousands except per share amounts)
2000
  Revenues                                      $8,920       $9,930      $9,730     $9,203
  Costs and expenses                             8,250        9,013       9,143      9,286
  Income/(loss) before taxes                       670          917         587        (83)
  Income before minority interest in net
    loss of subsidiary                             355          492         237        307
  Minority interest in net loss of subsidiary       80           54         238         75
  Net income                                       435          546         475        382
  Basic and diluted net income per share           .28          .35         .31        .25

1999
  Revenues                                      $8,780       $9,313      $9,582     $9,176
  Costs and expenses                             7,528        8,223       8,928      8,698
  Income before taxes                            1,252        1,090         654        478
  Income before minority interest in net
    loss of subsidiary                             752          650         394        128
  Minority interest in net loss of subsidiary      --            36          56        107
  Net income                                       752          686         450        235
  Basic and diluted net income per share           .47          .44         .28        .15


8.   Subsequent Event (Unaudited)

     The Company is currently in negotiations to obtain a $4 million revolving bank line of credit. Such line of credit is expected to bear interest payable monthly at a quarter point under the prime rate and be due in January 2002. The Company also intends to obtain a $2 million real estate loan on its current Los Angeles facilities. This loan will bear interest at about 8% to be repayable in equal monthly installments through 2015. The real estate loan will be secured by the Company's existing facilities, and the bank line of credit will be secured by substantially all of the Company's non-real estate assets. In addition, the Company has a bank commitment for a real estate loan up to an additional $2 million when the Company's new building is completed in 2001. The Company expects the new loans will prohibit dividends but will be repayable at any time without penalty.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     On June 29, 2000, the Company received confirmation that its independent accountant, PricewaterhouseCoopers LLP ("PwC"), had resigned. PwC's resignation was not recommended or approved by the Company's Board of Directors or by the audit committee. The reports of PwC on the financial statements of the Company for fiscal years 1998 and 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for fiscal years 1998 and 1999 and through the date of its resignation, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the Company's financial statements for those years. During fiscal years 1998 and 1999 and through June 29, 2000, there were no "reportable events" (as defined in the regulations of the Securities and Exchange Commission). The Company requested and received a letter from PwC confirming that there were no such disagreements or reportable events.

     On July 26, 2000, the Company engaged Ernst & Young LLP as its independent accountant. During fiscal years 1998 and 1999 and during the period prior to the engagement of Ernst & Young LLP, neither the Company nor anyone else acting on its behalf consulted Ernst & Young LLP regarding the application of accounting principles to a specified transaction (or the type of audit opinion that might be rendered on the Company's financial statements) or any matter that was either the subject of a disagreement or a reportable event.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information set forth in the tables, the notes thereto, and the paragraphs under the caption "Election of Directors-Directors," in the Company's Proxy Statement for Annual Meeting of Shareholders to be held on or about February 7, 2001 (the ''Proxy Statement''), is incorporated herein by reference. The information set forth under Item 1 of this Form 10-K under the caption "Executive Officers of Registrant" is also incorporated herein by reference.

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

                                    PART IV


Item 14(a). Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

     The following documents are filed as part of this Report:

(1)         Consolidated Financial Statements:

            Report of Ernst & Young LLP Independent Auditors

            Consolidated Balance Sheets at September 30, 2000 and 1999

            Consolidated Statements of Income for each of the three years in the period ended September 30, 2000

            Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 2000

            Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2000

            Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule for the three years ended September 30, 2000:

            II   Valuation and Qualifying Accounts

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)         Exhibits


      2.1 Stock Purchase Agreement, dated as of January 22, 1999, by and among Daily Journal Corporation, Choice Information Systems, Inc., Michael W. Payton and Terence E. Hahm. (**)

      2.2 Asset Purchase Agreement, dated as of January 22, 1999, by and among Choice Information Systems, Inc., Quindeca Corporation and Jerry L. Short. (**)

      3.1   Articles of Incorporation of Daily Journal Corporation, as amended.
            (+)

      3.2   Bylaws of Daily Journal Corporation.

     10.1 Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Michael W. Payton. (**)

     10.2 Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Jerry L. Short. (**)

     10.3 Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Terence E. Hahm. (**)

     10.4 Shareholder's Agreement, dated as of January 22, 1999, among Choice Information Systems, Inc., Daily Journal Corporation, Quindeca Corporation, Michael W. Payton and Terence E. Hahm. (**)

     10.5 Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation ("DJC") Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC, Based on Pre-tax Earnings of Common Shares of DJC. (++)

     10.7 Lease dated December 9, 1998 between Daily Journal Corporation and One Trinity Center. (+)

     10.8 Lease dated August 26, 1999 between Sustain Technologies, Inc. and The Prudential Insurance Company of America. (+)

     16.0 Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated July 6, 2000, confirming the statements contained in Item 4 of the Company's current report on Form 8-K dated July 6, 2000. (*)

     21.0 SUSTAIN Technologies, Inc., a Virginia Corporation ("Sustain"), is a 91% owned subsidiary of the Daily Journal Corporation that was acquired in January 1999. Prior to September 28, 1999, Sustain did business as Choice Information Systems, Inc.

     27.0   Financial Data Schedule.

     99.1   Press Release of Daily Journal Corporation issued January 27,
            1999.  (**)

(+) Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 1999.

(++)  Management Compensatory Plan.

(**) Filed as an Exhibit bearing the same number to the current report on Form 8-K dated January 27, 1999.

(*)   Filed as Exhibit 16.2 to the current report on Form 8-K dated July 6,
      2000.


Item 14(b).   Reports on Form 8-K

     The Company filed two current reports on Form 8-K during the last quarter of fiscal 2000. The first, filed on July 6, 2000, reported in Item 4 the resignation of PricewaterhouseCoopers LLP as the Company's independent auditor. The second, filed on August 4, 2000, reported in Item 4 the engagement of Ernst & Young LLP as the Company's independent auditor. No financial statements were filed with either report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DAILY JOURNAL CORPORATION



                                       By /s/ Gerald L. Salzman
                                          _________________________________
                                                 Gerald L. Salzman
                                                    President


Date:  December 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                       Title                         Date
       ---------                       -----                         ----

/s/ Charles T. Munger
________________________         Chairman of the Board             December 28, 2000
Charles T. Munger

/s/ Gerald L. Salzman
________________________         President, Treasurer,             December 28, 2000
Gerald L. Salzman                Chief Financial Officer,
                                 Principal Accounting Officer
                                 and Director
/s/ J.P. Guerin
________________________         Director                          December 28, 2000
J.P. Guerin


________________________         Director
Donald W. Killian, Jr.


________________________         Director
George C. Good

                           Daily Journal Corporation


               Schedule II --- Valuation and Qualifying Accounts


                                                                   Additions        Accounts
                                                   Balance at     Charged to        Charged         Balance
                                                   Beginning      Costs and         off less        at End
Description                                        of Period       Expenses        Recoveries      of Period
-----------                                        ----------     ----------        ----------     ---------
2000
  Allowance for doubtful accounts........          $800,000       $401,000         $(701,000)      $500,000
                                                   ========       ========         =========       ========
1999
  Allowance for doubtful accounts........          $700,000       $186,000         $ (86,000)      $800,000
                                                   ========       ========         =========       ========
1998
  Allowance for doubtful accounts........          $700,000       $217,000         $(217,000)      $700,000
                                                   ========       ========         =========       ========