Form 10-Q
period 2000-12-31
DAILY JOURNAL CORP
filed 2001-02-14
CIK 783412

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                      OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

                        Commission File Number 0-14665

                           DAILY JOURNAL CORPORATION
                       ---------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                  Outstanding at January 31, 2001
-------------------------------                  ------------------------------
Common Stock, par value $ .01 per share                  1,533,521 shares

                                   1 of 10

                           DAILY JOURNAL CORPORATION



                                     INDEX


                                                            Page Nos.
PART I Financial Information

     Item 1.  Financial statements

       Consolidated Balance Sheets -
         December 31, 2000 and September 30, 2000                3

       Consolidated Statements of Operations -
         Three months ended December 31, 2000 and 1999           4

       Consolidated Statements of Cash Flows -
         Three months ended December 31, 2000 and 1999           5

       Notes to Consolidated Financial Statements                6

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations             8

PART II  Other Information

       Item 6.  Exhibits and Reports on Form 8-K                10

                                    2 of 10

                                    PART I
                         Item 1. Financial Statements
            DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                  December 31          September 30
                                                                                     2000                 2000
                                                                                ----------------       ---------
ASSETS
Current assets
   Cash and cash equivalents                                                         $    684,000    $    380,000
   U.S. Treasury Bills, at cost plus discount earned                                           --       1,972,000
   Accounts receivable, less allowance for doubtful
    account of $500,000                                                                 9,030,000       8,975,000
   Income tax receivable                                                                2,708,000       2,709,000
   Inventories                                                                             19,000          61,000
   Prepaid expenses and other assets                                                      203,000         171,000
   Deferred income taxes                                                                  544,000       1,143,000
                                                                                     ------------     -----------
       Total current assets                                                            13,188,000      15,411,000
                                                                                     ------------    ------------

Property, plant and equipment, at cost:
   Land, buildings and improvements                                                     8,452,000       8,363,000
   Furniture and office equipment                                                       6,824,000       6,442,000
   Machinery and equipment                                                              1,400,000       1,385,000
                                                                                      -----------     -----------
                                                                                       16,676,000      16,190,000
   Less accumulated depreciation                                                       (7,019,000)     (6,618,000)
                                                                                     ------------     -----------
                                                                                        9,657,000       9,572,000
Capitalized software, net                                                              11,382,000       8,786,000

Intangible assets, at cost, less accumulated amortization
   of $608,000 and $506,000 respectively                                                1,287,000       1,281,000
                                                                                      -----------     -----------
                                                                                      $35,514,000    $ 35,050,000
                                                                                      ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $  4,336,000    $  3,714,000
   Accrued liabilities                                                                  3,499,000       2,058,000
   Deferred subscription revenue and other revenues                                     7,433,000       7,908,000
                                                                                     ------------    ------------
       Total current liabilities                                                       15,268,000      13,680,000
                                                                                     ------------    ------------

Deferred income taxes                                                                   2,304,000       2,934,000
                                                                                     ------------    ------------

Minority Interest (7% and 9%, respectively)                                               641,000         578,000
                                                                                     ------------    ------------

Shareholders' equity

   Preferred stock, $.01 par value, 5,000,000 shares authorized and
        no shares issued                                                                       --              --
   Common stock, $.01 par value, 5,000,000 shares authorized;
    1,533,581 shares and 1,553,256 shares, respectively, outstanding                       15,000          16,000
    Other paid-in capital                                                               1,950,000       1,974,000
    Retained earnings                                                                  16,125,000      16,657,000
    Less 43,271 treasury shares, at cost                                                 (789,000)       (789,000)
                                                                                     ------------   -------------
       Total shareholders' equity                                                      17,301,000      17,858,000
                                                                                     ------------   -------------
                                                                                     $ 35,514,000    $ 35,050,000
                                                                                     ============   =============

See accompanying notes to consolidated financial statements.

                                     3 of 10

                            DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        Three months
                                                                                     ended December 31
                                                                                     -----------------

                                                                                    2000             1999
                                                                                 -----------     ------------
Revenues:
    Advertising                                                                  $ 4,481,000     $  4,666,000
    Circulation                                                                    2,889,000        2,996,000
    Information systems and services                                                 417,000          500,000
    Advertising service fees and other                                               777,000          758,000
                                                                                 ------------    ------------
                                                                                   8,564,000        8,920,000
                                                                                 ------------    ------------

Costs and expenses:
    Salaries and employee benefits                                                 4,308,000        4,430,000
    Newsprint and printing expenses                                                  777,000          712,000
    Commissions and other outside services                                         1,468,000        1,192,000
    Postage and delivery expenses                                                    486,000          537,000
    Depreciation and amortization                                                    655,000          483,000
    Other, including interest expenses                                               949,000          896,000
                                                                                 ------------    ------------
                                                                                   8,643,000        8,250,000
                                                                                 ------------    ------------

Income (Loss) before taxes                                                           (79,000)         670,000

(Benefits from) provision for income taxes                                           (30,000)         315,000
                                                                                 ------------    ------------


Income (Loss) before minority interest in net loss of subsidiary                     (49,000)         355,000
Minority interest in net loss of subsidiary                                           46,000           80,000
                                                                                 ------------    ------------
Net income (loss)                                                                $    (3,000)    $    435,000
                                                                                 ============    ============


Weighted average number of common
    shares outstanding - basic and diluted                                         1,508,677      1,561,494
                                                                                 ------------    ------------
Basic and diluted net income (loss) per share                                    $      (.00)    $      .28
                                                                                 ------------    ------------

         See accompanying notes to consolidated financial statements.

                                    4 of 10

                           DAILY JOURNAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Three months
                                                                                   ended December 31
                                                                               --------------------------
                                                                                  2000           1999
                                                                               -----------    -----------
Cash flows from operating activities:
      Net income (loss)                                                        $    (3,000)   $   435,000
      Adjustments to reconcile net income to net cash
         provided by operations:
           Depreciation and amortization                                           655,000        483,000
           Minority interest in consolidated subsidiary                            (46,000)       (80,000)
           Deferred income taxes                                                   (31,000)       309,000
           Income tax receivable                                                     1,000             --
           Discount earned on U.S. Treasury Bills                                       --        (98,000)
           Changes in assets and liabilities:
             (Increase) decrease in current assets
                Accounts receivable, net                                           (55,000)     1,387,000
                Inventories                                                         42,000         (8,000)
                Prepaid expenses and other assets                                  (32,000)        21,000
             Increase (decrease) in current liabilities
                Accounts payable                                                   622,000       (712,000)
                Accrued liabilities                                              1,441,000       (576,000)
                Income taxes payable                                                    --          5,000
                Deferred subscription and other revenues                          (475,000)      (336,000)
                                                                               -----------    -----------
                     Cash provided by operating activities                       2,119,000        830,000
                                                                               -----------    -----------
Cash flows from investing activities:
      Net sales in U.S. Treasury Bills                                           1,972,000        396,000
      Capital and capitalized software expenditures:
           Purchases of property, plant and equipment, net                        (487,000)      (601,000)
           Capitalized software                                                 (2,746,000)            --
                                                                               -----------    -----------
                     Net cash used for investing activities                     (1,261,000)      (205,000)
                                                                               -----------    -----------
Cash flows from financing activities:
      Purchase of common stock                                                    (554,000)      (124,000)
                                                                               -----------    -----------
                     Cash used for financing activities                           (554,000)      (124,000)
                                                                               -----------    -----------
Increase in cash and cash equivalents                                              304,000        501,000

Cash and cash equivalents:
      Beginning of period                                                          380,000        181,000
                                                                               -----------    -----------
      End of period                                                            $   684,000    $   682,000
                                                                               ===========    ===========
Interest paid during period                                                    $        --    $        --

         See accompanying notes to consolidated financial statements.

                                    5 of 10

                           DAILY JOURNAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - The Corporation and Operations:

     Daily Journal Corporation (the "Company") publishes newspapers in California, Washington, Arizona, Colorado and Nevada, as well as the California Lawyer and Corporate Counsel magazines and produces several specialized information services. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. ("Sustain"), now a 93% owned subsidiary as of December 31, 2000, has been consolidated since it was acquired in January 1999. It provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada, Washington and Virginia.

Note 2 - Basis of Presentation:

     In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of December 31, 2000, the results of operations for the three-month periods ended December 31, 2000 and 1999 and its cash flows for the three months ended December 31, 2000 and 1999.

     The results of operations for the three months ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Note 3 - Basic and Diluted Income (Loss) Per Share:

     The Company does not have any common stock equivalents, and therefore the basic and diluted income (loss) per share are the same.

                                    6 of 10

Note 4 - Operating Segments:

     Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                              Operating  Segments
                                                            ------------------------------------------------------
                                                               Daily Journal         Sustain              Total
                                                               -------------         -------              -----
Three months ended December 31, 2000
------------------------------------
Revenues                                                        $ 8,137,000        $   427,000       $  8,564,000
Segment net income (loss) after minority interest                   589,000           (592,000)            (3,000)
Total assets                                                     17,282,000         18,232,000         35,514,000
Capital expenditures                                                440,000          2,793,000          3,233,000
Depreciation and amortization                                       348,000            307,000            655,000
Income tax expenses (benefits)                                      340,000           (370,000)           (30,000)

                                                               Daily Journal         Sustain              Total
                                                               -------------         -------              -----
Three months ended December 31, 1999
------------------------------------
Revenues                                                         $8,388,000        $    532,000      $  8,920,000
Segment net income (loss) after minority interest                   741,000            (306,000)          435,000
Total assets                                                     24,261,000           5,877,000        30,138,000
Capital expenditures                                                353,000             248,000           601,000
Depreciation and amortization                                       248,000             235,000           483,000
Income tax expenses (benefits)                                      490,000           (175,000)           315,000

Note 5 - Capitalized Software, net:

     Capitalized Software, net, represents software costs accounted for pursuant to Statement of Financial Accounts Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. It is comprised of purchased software of $3,023,000 capitalized upon the acquisition of Sustain and development costs of $9,689,000 for software products that have reached technological feasibility but are not available for general release. The purchased software is being amortized over five years. As of December 30, 2000 and September 30, 2000, capitalized software costs totaled $12,712,000 (less accumulated amortization of $1,330,000) and $9,966,0000 (less amortization of $1,180,000), respectively.

Note 6 - Debt:

     In January 2001, the Company obtained a $4 million revolving bank line of credit bearing interest payable monthly at a quarter point under the prime rate and due in January 2002. Such line of credit is secured by substantially all of the Company's non-real estate assets. In January, the Company borrowed $3 million under this line of credit. In addition, the Company obtained a $2 million real estate loan on its current Los Angeles facilities. This loan bears interest at approximately 8% to be repayable in equal monthly installments through 2016. The real estate loan is secured by the Company's existing facilities in Los Angeles.

                                    7 of 10

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

     Revenues were $8,564,000 and $8,920,000 for the three months ended December 31, 2000 and 1999, respectively. This decrease of $356,000 (4%) was primarily attributable to the decline in revenues from display advertising and Sustain's consulting revenues, partially offset by the advertising and subscription rate increases.

     Display advertising and conference revenues were down by $303,000 primarily because of a downturn in .com advertising while classified advertising revenues increased by $96,000. Public notice advertising revenues increased by $22,000 primarily resulting from increased government notices. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company's total revenues. Circulation revenues decreased an aggregate of $107,000 primarily because of fewer subscriptions to the court rule services; some courts are now providing their rules online. The Daily Journals accounted for about 72% of the Company's total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 18% of the total circulation revenues, with the other newspapers and services accounting for the balance. Sustain's revenues were down by $105,000.

     Costs and expenses increased by $393,000 (5%) to $8,643,000 from $8,250,000. Total personnel costs were $4,308,000, representing a decrease of $122,000 (3%). Newsprint and printing expenses increased by $65,000 (9%) primarily because of the newsprint price increases. Commissions and other outside services increased by $276,000 (23%) primarily for Sustain's additional outside service expenses of $202,000. Postage and delivery expenses declined by $51,000 (9%) mainly because of reduced newspaper bonus issues. Depreciation and amortization expenses increased by $172,000 (36%) primarily as a result of the amortization of Sustain's assets, including the Daily Journal's purchased computer software and goodwill of $179,000. The increase in other expenses of $53,000 (6%) primarily resulted from increased accounting and legal expenses.

     The Daily Journal's business segment pretax profit decreased by $349,000 to $897,000 from $1,246,000 primarily because of a decline in .com display advertising and fewer court rule subscriptions. Sustain's business segment pretax loss increased by $399,000 primarily because of reduced consulting revenues and increased depreciation and amortization and outside services. The consolidated net loss was $3,000 as compared with a net income of $435,000 in the comparable prior year period. Net income (loss) per share decreased to ($.00) from $.28.

Liquidity and Capital Resources

     During the three months ended September 30, 2000, the Company's cash and cash equivalent position increased by $304,000, and the investments in U.S. Treasury Bills decreased by $1,972,000. Cash and cash equivalents were used for the net purchase of capital assets of $3,233,000, including significant investments in Sustain software and to purchase common stock for an aggregate amount of $554,000. The cash provided by operating activities of $2,119,000 included a net decrease in prepayments for subscriptions and others of $475,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are booked as deferred revenue and are included in earned revenue only when the services are provided. The cash flows from

                                    8 of 10
operating activities increased by $1,289,000 during the three months ended December 31, 2000 primarily due to the changes in accounts payable and accrued liabilities. As of December 31, 2000, the Company had working capital of $5,353,000 before deducting the liability for deferred subscription revenues and other revenues of $7,433,000 which will be earned within one year.

     The Company expects its expenditures in fiscal 2001 to include an estimated $2 million for the construction of a new building in Los Angeles. The Company also expects its expenditures in support of the development of the Sustain software to continue at a rate in excess of cash flow. In January the Company obtained a $4 million revolving bank line of credit due in January 2002 and secured by substantially all of the Company's non-real estate assets. In
January the Company borrowed $3 million under this line of credit. The Company expects that it will be able to extend or refinance the amounts outstanding under this line of credit on or before the maturity date. There can be no assurance, however, that a change in the Company's business or prospects will not result in an inability to refinance on the same or similar terms. The Company also obtained a $2 million real estate loan secured by its current Los Angeles facilities. The Company also has a commitment from a bank to loan the Company up to an additional $2 million when its new building is completed. The Company cannot predict whether the amounts received from these borrowings will be sufficient to fully fund its development of the Sustain software. If additional funds are required to support such development, the Company may, among other things, change its development strategy or attempt to secure additional financing, which may or may not be available to the Company on acceptable terms.

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

                           DAILY JOURNAL CORPORATION

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

     (A) Exhibits - The following exhibit is filed herewith:

         10.1 Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank.

         10.2 Deed of Trust, Assignment of Rents and Fixture Filing, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank.

         10.3 Letter Agreement, dated January 2, 2001, regarding the Promissory Note dated January 2, 2001 in the principal amount of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank.

         10.4 Promissory Note, dated January 2, 2001, in the principal amount of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank.

         10.5 Commercial Security Agreement, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank.

         10.6 Commercial Security Agreement, dated January 2, 2001, executed by Sustain Technologies, Inc. in favor of City National Bank.

         27    Financial Data Schedule.


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

DATE: February 9, 2001

                                    10 of 10