Form 10-Q
period 2001-03-31
DAILY JOURNAL CORP
filed 2001-05-15
CIK 783412

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                        Commission File Number 0-14665

                           DAILY JOURNAL CORPORATION
                      ----------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                              Outstanding at April 30, 2001
---------------------------------------          -----------------------------
Common Stock, par value $ .01 per share                1,533,521 shares

                                    1 of 14

                           DAILY JOURNAL CORPORATION

                                     INDEX

                                                                       Page Nos.
PART I   Financial Information

         Item 1.  Financial statements

              Consolidated Balance Sheets -
                 March 31, 2001 and September 30, 2000                     3

              Consolidated Statements of Operations -
                 Three months ended March 31, 2001 and 2000                4

              Consolidated Statements of Operations -
                 Six months ended March 31, 2001 and 2000                  5

              Consolidated Statements of Cash Flows -
                 Six months ended March 31, 2001 and 2000                  6

              Notes to Consolidated Financial Statements                   7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of  Operations              10

PART II  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders     13

         Item 5.  Other Information                                       14

                                    2 of 14

                                    PART I
                         Item 1. Financial Statements
            DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                        March 31           September 30
                                                                                          2001                 2000
                                                                                      --------------      --------------
ASSETS
Current assets
     Cash and cash equivalents                                                        $      347,000      $     380,000
     U.S. Treasury Bills, at cost plus discount earned                                           ---          1,972,000
     Accounts receivable, less allowance for doubtful accounts of $500,000                11,955,000          8,975,000
     Income tax receivable                                                                   257,000          2,709,000
     Inventories                                                                              47,000             61,000
     Prepaid expenses and other assets                                                       185,000            171,000
     Deferred income taxes                                                                   524,000          1,143,000
                                                                                      --------------      -------------
            Total current assets                                                          13,315,000         15,411,000
                                                                                      --------------      -------------

Property, plant and equipment, at cost:
     Land, buildings and improvements                                                      8,499,000          8,363,000
     Furniture and office equipment                                                        6,773,000          6,442,000
     Machinery and equipment                                                               1,390,000          1,385,000
                                                                                      --------------      -------------
                                                                                          16,662,000         16,190,000
     Less accumulated depreciation                                                        (7,065,000)        (6,618,000)
                                                                                      --------------      -------------
                                                                                           9,597,000          9,572,000
                                                                                      --------------      -------------

Deferred income taxes                                                                      3,006,000                ---
                                                                                      --------------      -------------

Capitalized software, net                                                                  1,541,000          8,786,000
                                                                                      --------------      -------------
Intangible assets, at cost, less accumulated amortization
     of $711,000 and $506,000 respectively                                                 1,184,000          1,281,000
                                                                                      --------------      -------------
                                                                                      $   28,643,000      $  35,050,000
                                                                                      ==============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $    7,074,000      $   3,714,000
     Accrued liabilities                                                                   1,716,000          2,058,000
     Notes payable, current portion                                                           65,000                ---
     Deferred subscription revenue and other revenues                                      7,498,000          7,908,000
                                                                                      --------------      -------------
            Total current liabilities                                                     16,353,000         13,680,000
                                                                                      --------------      -------------

Deferred income taxes                                                                            ---          2,934,000
                                                                                      --------------      -------------

Long-term notes payable                                                                    1,929,000                ---
                                                                                      --------------      -------------
Minority Interest (7% and 9%, respectively)                                                   36,000            578,000
                                                                                      --------------      -------------

Shareholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized and
        no shares issued                                                                         ---                ---
     Common stock, $.01 par value, 5,000,000 shares authorized;
        1,533,521 shares and 1,553,256 shares, respectively, outstanding                      15,000             16,000
     Other paid-in capital                                                                 1,949,000          1,974,000
     Retained earnings                                                                     9,150,000         16,657,000
     Less 43,271 treasury shares, at cost                                                   (789,000)          (789,000)
                                                                                      --------------      -------------
            Total shareholders' equity                                                    10,325,000         17,858,000
                                                                                      --------------      -------------
                                                                                      $   28,643,000      $  35,050,000
                                                                                      ==============      =============

         See accompanying notes to consolidated financial statements.

                                    3 of 14

                           DAILY JOURNAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Three months
                                                                          ended March 31
                                                                   ----------------------------
                                                                       2001            2000
                                                                   ------------    ------------
Revenues:
    Advertising                                                    $  4,629,000    $  5,201,000
    Circulation                                                       2,780,000       2,770,000
    Information systems and services                                    491,000       1,074,000
    Advertising service fees and other                                  838,000         752,000
                                                                   ------------    ------------
                                                                      8,738,000       9,797,000
                                                                   ------------    ------------
Costs and expenses:
    Salaries and employee benefits                                    4,385,000       4,527,000
    Newsprint and printing expenses                                     804,000         784,000
    Commissions and other outside services                            1,277,000       1,339,000
    Postage and delivery expenses                                       522,000         520,000
    Depreciation and amortization                                       696,000         712,000
    Other general and administrative expenses                         1,089,000       1,131,000
    Write-off of capitalized software                                12,792,000             ---
                                                                   ------------    ------------
                                                                     21,565,000       9,013,000
                                                                   ------------    ------------
(Loss) Income from operations                                       (12,827,000)        784,000
Other income and expenses:
    Interest income                                                      36,000         133,000
    Interest expense                                                    (77,000)            ---
                                                                   ------------    ------------
(Loss) Income before taxes                                          (12,868,000)        917,000
(Benefits from) Provision for income taxes                           (5,290,000)        425,000
                                                                   ------------    ------------
(Loss) Income before minority interest in net loss of subsidiary     (7,578,000)        492,000
Minority interest in net loss of subsidiary                             604,000          54,000
                                                                   ------------    ------------
Net (loss) income                                                  $ (6,974,000)   $    546,000
                                                                   ============    ============

Weighted average number of common
    shares outstanding - basic and diluted                            1,490,270       1,558,849
                                                                   ------------    ------------
Basic and diluted net (loss) income per share                      $      (4.68)   $       0.35
                                                                   ------------    ------------

         See accompanying notes to consolidated financial statements.

                                    4 of 14

                           DAILY JOURNAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                           Six months
                                                                          ended March 31
                                                                   ----------------------------
                                                                       2001            2000
                                                                   ------------    ------------
Revenues:
    Advertising                                                    $  9,110,000    $  9,867,000
    Circulation                                                       5,669,000       5,766,000
    Information systems and services                                    908,000       1,574,000
    Advertising service fees and other                                1,579,000       1,394,000
                                                                   ------------    ------------
                                                                     17,266,000      18,601,000
                                                                   ------------    ------------
Costs and expenses:
    Salaries and employee benefits                                    8,693,000       8,957,000
    Newsprint and printing expenses                                   1,581,000       1,496,000
    Commissions and other outside services                            2,745,000       2,531,000
    Postage and delivery expenses                                     1,008,000       1,057,000
    Depreciation and amortization                                     1,351,000       1,195,000
    Other general and administrative expenses                         2,038,000       2,027,000
    Write-off of capitalized software                                12,792,000            --
                                                                   ------------    ------------
                                                                     30,208,000      17,263,000
                                                                   ------------    ------------

(Loss) Income from operations                                       (12,942,000)      1,338,000
Other income and expenses:
    Interest income                                                      72,000         249,000
    Interest expense                                                    (77,000)             --
                                                                   ------------    ------------
(Loss) Income before taxes                                          (12,947,000)      1,587,000
(Benefits from) Provision for income taxes                           (5,320,000)        740,000
                                                                   ------------    ------------
(Loss) Income before minority interest in net loss of subsidiary     (7,627,000)        847,000
Minority interest in net loss of subsidiary                             650,000         134,000
                                                                   ------------    ------------
Net (loss) income                                                  $ (6,977,000)   $    981,000
                                                                   ============    ============

Weighted average number of common
    shares outstanding - basic and diluted                            1,499,575       1,560,179
                                                                   ------------    ------------
Basic and diluted net (loss) income per share                      $      (4.65)   $       0.63
                                                                   ------------    ------------

         See accompanying notes to consolidated financial statements.

                                    5 of 14

                            DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Six months
                                                                                 ended March 31
                                                                                 --------------
                                                                               2001           2000
                                                                           ------------    ------------
Cash flows from operating activities:
      Net (loss) income                                                    $ (6,977,000)   $    981,000
      Adjustments to reconcile net income to net cash
         provided by operations:
           Write-off of capitalized software                                 12,792,000              --
           Depreciation and amortization                                      1,351,000       1,195,000
           Minority interest in consolidated subsidiary                        (650,000)       (134,000)
           Deferred income taxes                                             (5,321,000)        255,000
           Discount earned on U.S. Treasury Bills                                    --        (105,000)
           Changes in assets and liabilities:
             (Increase) decrease in current assets
                Accounts receivable, net                                     (2,980,000)        141,000
                Income tax receivable                                         2,452,000              --
                Inventories                                                      14,000          (9,000)
                Prepaid expenses and other assets                               (14,000)         89,000
             Increase (decrease) in current liabilities
                Accounts payable                                              3,360,000       1,214,000
                Accrued liabilities                                            (342,000)       (291,000)
                Income taxes payable                                                 --        (122,000)
                Deferred subscription and other revenues                       (410,000)       (500,000)
                                                                           ------------    ------------
                    Cash provided by operating activities                     3,275,000       2,714,000
                                                                           ------------    ------------
Cash flows from investing activities:
      Net sales in U.S. Treasury Bills                                        1,972,000       1,872,000
      Capital and capitalized software expenditures:
           Purchases of property, plant and equipment                          (869,000)     (1,098,000)
           Capitalized software                                              (5,849,000)     (2,042,000)
                                                                           ------------    ------------
                    Net cash used for investing activities                   (4,746,000)     (1,268,000)
                                                                           ------------    ------------
Cash flows from financing activities:
      Loan proceeds, net                                                      1,994,000              --
      Purchase of common stock                                                 (556,000)       (767,000)
                                                                           ------------    ------------
                    Net cash provided by (used for) financing activities      1,438,000        (767,000)
                                                                           ------------    ------------
(Decrease) increase in cash and cash equivalents                                (33,000)        679,000

Cash and cash equivalents:
      Beginning of period                                                       380,000         181,000
                                                                           ------------    ------------
      End of period                                                        $    347,000    $    860,000
                                                                           ============    ============
Interest paid during period                                                $     77,000    $       --

         See accompanying notes to consolidated financial statements.

                                    6 of 14

                            DAILY JOURNAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - The Corporation and Operations:

     Daily Journal Corporation (the "Company") publishes newspapers in California, Washington, Arizona, Colorado and Nevada, as well as the California Lawyer and Corporate Counsel magazines and produces several specialized information services. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. ("Sustain"), now a 93% owned subsidiary as of March 31, 2001, has been consolidated since it was acquired in January 1999. It provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada, Washington and Virginia.

Note 2 - Basis of Presentation:

     In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of March 31, 2001, the results of operations for the three- and six-month periods ended March 31, 2001 and 2000 and its cash flows for the six-months ended March 31, 2001 and 2000.

    The results of operations for the three- and six-months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

    Certain prior period amounts have been reclassified to conform to current period presentation.

Note 3 - Basic and Diluted Income (Loss) Per Share:

    The Company does not have any common stock equivalents, and therefore basic and diluted (loss) income per share are the same.

Note 4 - Capitalized Software:

    The Company's expenditures in support of the Sustain software are significant. In the periods ended December 31, 2000 and March 31, 2001, substantially all of such expenditures have been for services provided to Sustain by an outside software development service provider. As of September 30, 2000, capitalized Sustain software costs consisted of purchased software of $3,023,000 that was capitalized upon the acquisition of Sustain and $6,943,000 for expenses related to the use of the outside service provider for a software development project that had reached technological feasibility but required

                                    7 of 14
further development prior to being a commercial product. During the six months ended March 31, 2001, the Company invested an additional $5,849,000 in the development project, all of which represents costs related to the use of the outside service provider. Those development efforts have now been discontinued, and the outside service provider's work has been terminated. The software development project was not completed and was, therefore, of little commercial value. As a result, the Company has written off through March 31, 2001 expenditures totaling $12,792,000 through that period or $7,612,000 net of tax benefits of $5,180,000. The Company intends to continue its software development work, and the Company is reviewing its product development alternatives, including expanding its internal development efforts and/or establishing or expanding relationships with other service providers. Although the Company has not yet decided on any particular course of action, each of these alternatives could potentially have a significant impact on the Company's Sustain-related costs. In addition, if the development programs are not successful, they will significantly and adversely impact the Company's ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

     Capitalized Software, net, represents software costs accounted for pursuant to Statement of Financial Accounts Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As of March 31, 2001 and September 30, 2000, capitalized software costs totaled $3,023,000 (less accumulated amortization of $1,482,000) and $9,966,000 (less amortization of $1,180,000), respectively. The purchased software is being amortized over five years.

Note 5 - Debt:

     In January 2001, the Company obtained a $4 million revolving bank line of credit bearing interest payable monthly at a quarter point under the prime rate, which expires in January 2002. Such line of credit is secured by substantially all of the Company's non-real estate assets. As of March 31, 2001, there was no borrowing, but in May the Company has a net borrowing of $300,000 under this line of credit. In addition, the Company has a $2 million real estate loan which bears interest at approximately 8% to be repayable in equal monthly installments through 2016. The real estate loan is secured by the Company's existing facilities in Los Angeles.

                                    8 of 14

Note 6 - Operating Segments:

     Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                              Operating Segments
                                                               ----------------------------------------------
                                                               Daily Journal        Sustain         Total
                                                               -------------        -------         -----
Six months ended March 31, 2001
-------------------------------
Revenues                                                        $ 16,359,000     $    907,000    $ 17,266,000
Segment net income (loss) after minority interest                  1,006,000       (7,983,000)     (6,977,000)
Total assets                                                      20,177,000        8,466,000      28,643,000
Capital expenditures                                                 797,000        5,921,000       6,718,000
Write-off of capitalized software                                         --       12,792,000      12,792,000
Depreciation and amortization                                        736,000          615,000       1,351,000
Income tax expenses (benefits)                                       570,000       (5,890,000)     (5,320,000)

Six months ended March 31, 2000
-------------------------------
Revenues                                                        $ 17,085,000     $  1,516,000    $ 18,601,000
Segment net income (loss) after minority interest                  1,577,000         (596,000)       (981,000)
Total assets                                                      23,634,000        8,010,000      31,644,000
Capital expenditures                                                 752,000        2,388,000       3,140,000
Depreciation and amortization                                        560,000          635,000       1,195,000
Income tax expenses (benefits)                                     1,055,000         (315,000)        740,000

Three months ended March 31, 2001
---------------------------------
Revenues                                                        $  8,248,000     $    490,000    $  8,738,000
Segment net income (loss) after minority interest                    417,000       (7,391,000)     (6,974,000)
Total assets                                                      20,177,000        8,466,000      28,643,000
Capital expenditures                                                 357,000        3,128,000       3,485,000
Write-off of capitalized software                                         --       12,792,000      12,792,000
Depreciation and amortization                                        388,000          308,000         696,000
Income tax expenses (benefits)                                       230,000       (5,520,000)     (5,290,000)

Three months ended March 31, 2000
---------------------------------
Revenues                                                        $  8,781,000     $  1,016,000    $  9,797,000
Segment net income (loss) after minority interest                    836,000         (290,000)        546,000
Total assets                                                      23,634,000        8,010,000      31,644,000
Capital expenditures                                                 399,000        2,140,000       2,539,000
Depreciation and amortization                                        312,000          400,000         712,000
Income tax expenses (benefits)                                       565,000         (140,000)        425,000

                                    9 of 14

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

     Revenues were $17,266,000 and $18,601,000 for the six months ended March 31, 2001 and 2000, respectively. This decrease of $1,335,000 (7%) was primarily attributable to the decline in revenues from display advertising and Sustain's consulting revenues, partially offset by the advertising and subscription rate increases. (Revenues were $8,738,000 and $9,797,000 for the three months ended March 31, 2001 and 2000, respectively.)

     Display advertising and conference revenues declined by $693,000, including a downturn in .com advertising, and classified advertising revenues also decreased by $34,000. Public notice advertising revenues declined by $30,000 primarily resulting from decreased trustee notice sales. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 93% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company's total revenues. Circulation revenues decreased an aggregate of $97,000 primarily because of fewer subscriptions to the court rule services; some courts are now providing their rules online. The Daily Journals accounted for about 70% of the Company's total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 18% of the total circulation revenues, with the other newspapers and services accounting for the balance. Sustain's revenues were down by $609,000 primarily because of reduced consulting revenues.

     Costs and expenses, excluding the write-off of capitalized Sustain software costs, increased by $153,000 to $17,416,000 from $17,263,000 for the six months ended March 31, 2001 and 2000, respectively. Total personnel costs were $8,693,000, representing a decrease of $264,000 (3%). Newsprint and printing expenses increased by $85,000 (6%) primarily because of the newsprint price increases. Commissions and other outside services increased by $214,000 (8%) primarily because of Sustain's additional outside service expenses of $300,000. Postage and delivery expenses declined by $49,000 (5%) mainly because of reduced newspaper bonus issues. Depreciation and amortization expenses increased by $156,000 (13%) primarily resulting from more software amortization, including the Daily Journal's purchased computer software and goodwill of $442,000. (Costs and expenses, excluding the write-off of capitalized Sustain software costs, were $8,773,000 and $9,013,000 for the three months ended March 31, 2001 and 2000, respectively.)

     In January 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and its shareholders. As of March 31, 2001, the Company owned 93% of Sustain. The Sustain family of products consists of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. Sustain has installations in nine state and three countries, and many of its clients have more than a decade of experience with the Sustain product line. The Company's revenues derived from Sustain's operation constituted about 5% of the Company's total revenues in fiscal 2000 and for the first six months of fiscal 2001.

    The Company's expenditures in support of the Sustain software are significant. In the periods ended December 31, 2000 and March 31, 2001, substantially all of such expenditures have been for services provided to Sustain by an outside software development service provider. As of September 30, 2000, capitalized Sustain software costs consisted of purchased software of $3,023,000 that was capitalized upon

                                   10 of 14
the acquisition of Sustain and $6,943,000 for expenses related to the use of the outside service provider for a software development project that had reached technological feasibility but required further development prior to being a commercial product. During the six months ended March 31, 2001, the Company invested an additional $5,849,000 in the development project, all of which represents costs related to the use of the outside service provider. Those development efforts have now been discontinued, and the outside service provider's work has been terminated. The software development project was not completed and, therefore, was of little commercial value. As a result, the Company has written off through March 31, 2001 expenditures totaling $12,792,000 through that period or $7,612,000 net of tax benefits of $5,180,000. The Company intends to continue its software development work, and the Company is reviewing its product development alternatives, including expanding its internal development efforts and/or establishing or expanding relationships with other service providers. Although the Company has not yet decided on any particular course of action, each of these alternatives could potentially have a significant impact on the Company's Sustain-related costs. In addition, if the development programs are not successful, they will significantly and adversely impact the Company's ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

     Interest income decreased by $177,000 (71%) to $72,000 from $249,000 during the six months ended March 31, 2001 and 2000, respectively, primarily resulting from the investment in Sustain software. There were interest expenses of $77,000 for the three months ended March 31, 2001 on the bank loans.

     The Daily Journal's business segment pretax profit decreased by $1,025,000 to $1,577,000 from $2,602,000, including a downturn in .com display advertising and fewer court rule subscriptions. Sustain's business segment pretax loss increased by $13,509,000 primarily because of the write-off of the capitalized Sustain software costs of $12,792,000 and reduced consulting revenues. The consolidated net loss for the six months ended March 31, 2001 was $6,977,000 as compared with a consolidated net income of $981,000 in the comparable prior year period. (Consolidated net loss was $6,974,000 as compared with a consolidated net income of $546,000 for the three months ended March 31, 2001 and 2000, respectively.) Net loss per share was $4.65 as compared with net income per share of $0.63 for the six month comparable periods.

Liquidity and Capital Resources

     During the six months ended March 31, 2001, the Company's cash and cash equivalent position decreased by $33,000, and the investments in U.S. Treasury Bills decreased by $1,972,000. Cash and cash equivalents were used for the purchase of capital assets of $6,718,000, including significant investments in Sustain software which were written off in March 2001, and to purchase common stock for an aggregate amount of $556,000. The cash provided by operating activities of $3,275,000 included a net decrease in prepayments for subscriptions and others of $410,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are booked as deferred revenue and are included in earned revenue only when the services are provided. The cash flows from operating activities increased by $561,000 during the six months ended March 31, 2001 primarily due to the changes in Sustain's operations as more fully discussed in Item 5. Both the accounts receivable and payable increased primarily because of services provided by others to governmental agencies with the payable due upon such receipts. The increase in deferred income taxes primarily represents the net operating loss carry-forward resulting from the Sustain losses. As of March 31, 2001, the Company had working capital of $4,460,000 before deducting the liability for deferred subscription revenues and other revenues of $7,498,000 which will be earned within one year.

                                   11 of 14

     The Company expects its expenditures in support of the development of the Sustain software to continue at a rate in excess of cash flow but below the level of the prior year. In January the Company obtained a $4 million revolving bank line of credit, which expires in January 2002 and is secured by substantially all of the Company's non-real estate assets. As of March 31, 2001, there was no borrowing, but in May the Company has a net borrowing of $300,000 under this line of credit. The Company expects that it will be able to extend or refinance the amounts available or outstanding under this line of credit on or before the maturity date. There can be no assurance, however, that a change in the Company's business or prospects will not result in an inability to refinance on the same or similar terms. The Company now has a $2 million real estate loan secured by its current Los Angeles facilities. The Company intends to begin construction of a new building in Los Angeles estimated to cost about $2 million possibly by fiscal yearend, and it has a commitment from a bank to loan the Company up to an additional $2 million when its new building is completed. The Company cannot predict whether the amounts received from these borrowings will be sufficient to fully fund its development of the Sustain software. If additional funds are required to support such development, the Company may, among other things, change its development strategy or attempt to secure additional financing, which may or may not be available to the Company on acceptable terms.

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

                                   12 of 14

                            DAILY JOURNAL CORPORATION

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

     The Company's annual meeting was held on February 7, 2001. The matters submitted to a vote of security holders were the election of directors and the ratification of the appointment of Ernst & Young LLP as independent accountants for the Company for the current fiscal year.

     Each of the nominees to the Board of directors was elected. The following votes were received as to the election of the board of directors:

                                                                    Votes
                                         ------------------------------------------------------------
                                                                   Withheld              Broker
Nominee's Name                                  For                Authority            Non-Votes
--------------                                  ---                ---------            ---------
Charles T. Munger                            1,472,099              10,042                  0
J. P. Guerin                                 1,472,129              10,042                  0
Gerald L. Salzman                            1,472,099              10,042                  0
Donald W. Killian, Jr.                       1,472,069              10,042                  0
George C. Good                               1,472,039              10,042                  0

     Ernst & Young LLP was ratified as the Company's independent accountants with 1,472,316 votes in favor, 8,145 votes against, 1,710 abstentions and no broker non-votes.

                                   13 of 14

                            DAILY JOURNAL CORPORATION

                           PART II - OTHER INFORMATION


Item 5.   Other Information:

    On May 14, 2001, Sustain formally notified its primary software development service provider that Sustain was terminating the service provider's work as the result of performance-related issues, including significant delays resulting in escalating costs. The incomplete work and the delays were not acceptable to Sustain's customers. Sustain has begun the process of working with its customers on the appropriate adjustments necessary to complete its projects, and intends to continue its software development work.

    At this time, however, Sustain cannot predict whether any adjustments will be required; or how much of the cost of any such adjustments will be borne by Sustain, the customers and the terminated service provider, respectively; or whether the projects can be completed to the customers' reasonable satisfaction.

    Sustain is currently evaluating various alternatives to provide the services previously provided by the terminated service provider. Among these alternatives are providing such services using Sustain employees and/or establishing or expanding relationships with other service providers. Although Sustain has not yet decided on any particular course of action, each of these alternatives could potentially have a significant impact on Sustain's costs.

    Sustain is in the process of attempting to resolve certain issues between it and the terminated service provider, including the amounts due to each of them from the other. In addition, Sustain's financial statements include a receivable from an important customer and a corresponding payable to the terminated service provider which provided the services that are now being questioned. If adjustments to the accounts receivable are made without a corresponding adjustment to the accounts payable to the terminated service provider, the amount of that difference, if material, will have a material adverse effect on Sustain. There can be no assurance that Sustain, the service provider and the customer will come to a mutually acceptable resolution of these issues or that the pendency of these issues will not impact Sustain's ability to attract new customers or work with its existing customers.

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


DATE: May 15, 2001

                                   14 of 14