Form 10-Q
period 2001-06-30
DAILY JOURNAL CORP
filed 2001-08-14
CIK 783412

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                      OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                        Commission File Number 0-14665

                          DAILY JOURNAL CORPORATION
                          -------------------------
            (Exact name of registrant as specified in its charter)


South Carolina                                              95-4133299
--------------                                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


355 South Grand Ave., 34th floor
Los Angeles, California                                       90071-1560
-----------------------                                       ----------
(Address of principal executive office)                       (Zip code)

Registrant's telephone number, including area code:         (213) 624-7715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                               Outstanding at July 31, 2001
---------------------------------------             ----------------------------
Common Stock, par value $ .01 per share                  1,533,521 shares

                                    1 of 13

                           DAILY JOURNAL CORPORATION


                                     INDEX


                                                                       Page Nos.
PART I   Financial Information

         Item 1.  Financial statements

              Consolidated Balance Sheets -
                 June 30, 2001 and September 30, 2000                       3

              Consolidated Statements of Operations -
                 Three months ended June 30, 2001 and 2000                  4

              Consolidated Statements of Operations -
                 Nine months ended June 30, 2001 and 2000                   5

              Consolidated Statements of Cash Flows -
                 Nine months ended June 30, 2001 and 2000                   6

              Notes to Consolidated Financial Statements                    7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                10

PART II  Other Information

         Item 5.  Other Information                                        13

                                    2 of 13

                                    PART I
                         Item 1. Financial Statements
            DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                    June 30         September 30
                                                                                      2001               2000
                                                                                  -------------     -------------
ASSETS
Current assets
     Cash and cash equivalents                                                    $  1,199,000      $     380,000
     U.S. Treasury Bills, at cost plus discount earned                                     ---          1,972,000
     Accounts receivable, less allowance for doubtful accounts of $500,000          12,843,000          8,975,000
     Income tax receivable                                                             651,000          2,709,000
     Inventories                                                                        70,000             61,000
     Prepaid expenses and other assets                                                 149,000            171,000
     Deferred income taxes                                                             524,000          1,143,000
                                                                                  ------------      -------------
            Total current assets                                                    15,436,000         15,411,000
                                                                                  ------------      -------------

Property, plant and equipment, at cost:
     Land, buildings and improvements                                                8,503,000          8,363,000
     Furniture and office equipment                                                  7,169,000          6,442,000
     Machinery and equipment                                                         1,483,000          1,385,000
                                                                                  ------------      -------------
                                                                                    17,155,000         16,190,000
     Less accumulated depreciation                                                  (7,563,000)        (6,618,000)
                                                                                  ------------      -------------
                                                                                     9,592,000          9,572,000
                                                                                  ------------      -------------

Deferred income taxes                                                                3,296,000                ---
                                                                                  ------------      -------------

Capitalized software, net                                                            1,390,000          8,786,000
                                                                                  ------------      -------------

Intangible assets, at cost, less accumulated amortization
     of $813,000 and $506,000 respectively                                           1,082,000          1,281,000
                                                                                  ------------      -------------
                                                                                  $ 30,796,000      $  35,050,000
                                                                                  ============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $ 10,044,000      $   3,714,000
     Accrued liabilities                                                             1,738,000          2,058,000
     Notes payable, current portion                                                     74,000                ---
     Deferred subscription revenue and other revenues                                7,495,000          7,908,000
                                                                                  ------------      -------------
            Total current liabilities                                               19,351,000         13,680,000
                                                                                  ------------      -------------

Deferred income taxes                                                                      ---          2,934,000
                                                                                  ------------      -------------

Long-term notes payable                                                              1,903,000                ---
                                                                                  ------------      -------------

Minority interest (7% and 9%, respectively)                                                ---            578,000
                                                                                  ------------      -------------

Shareholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized and
        no shares issued                                                                   ---                ---
     Common stock, $.01 par value, 5,000,000 shares authorized;
       1,533,521 shares and 1,553,256 shares, respectively, outstanding                 15,000             16,000
     Other paid-in capital                                                           1,949,000          1,974,000
     Retained earnings                                                               8,367,000         16,657,000
     Less 43,271 treasury shares, at cost                                             (789,000)          (789,000)
                                                                                  ------------      -------------
            Total shareholders' equity                                               9,542,000         17,858,000
                                                                                  ------------      -------------
                                                                                  $ 30,796,000      $  35,050,000
                                                                                  ============      =============


         See accompanying notes to consolidated financial statements.

                                    3 of 13

                           DAILY JOURNAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three months
                                                                              Ended June 30
                                                                              -------------
                                                                         2001              2000
                                                                     ------------      ------------
Revenues:
    Advertising                                                      $  4,804,000      $  5,324,000
    Circulation                                                         2,860,000         3,034,000
    Information systems and services                                      681,000           158,000
    Advertising service fees and other                                    949,000         1,141,000
                                                                     ------------      ------------
                                                                        9,294,000         9,657,000
                                                                     ------------      ------------
Costs and expenses:
    Salaries and employee benefits                                      4,309,000         4,420,000
    Newsprint and printing expenses                                       676,000           792,000
    Commissions and other outside services                              1,218,000         1,054,000
    Postage and delivery expenses                                         524,000           490,000
    Depreciation and amortization                                         752,000         1,001,000
    Other general and administrative expenses                           1,026,000         1,386,000
    Write-off of capitalized software                                   2,256,000               ---
                                                                     ------------      ------------
                                                                       10,761,000         9,143,000
                                                                     ------------      ------------
(Loss) income from operations                                          (1,467,000)          514,000
Other income and expenses:
    Interest income                                                         8,000            73,000
    Interest expense                                                      (45,000)              ---
                                                                     ------------      ------------
(Loss) income before taxes                                             (1,504,000)          587,000
(Benefits from) provision for income taxes                               (685,000)          350,000
                                                                     ------------      ------------
(Loss) income before minority interest in net loss of subsidiary         (819,000)          237,000
Minority interest in net loss of subsidiary                                36,000           238,000
                                                                     ------------      ------------
Net (loss) income                                                        (783,000)     $    475,000
                                                                     ============      ============


Weighted average number of common
    shares outstanding - basic and diluted                              1,490,250         1,537,581
                                                                     ------------      ------------
Basic and diluted net (loss) income per share                        $       (.53)     $        .31
                                                                     ============      ============

         See accompanying notes to consolidated financial statements.

                                    4 of 13

                            DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Nine months
                                                                              ended June 30
                                                                              -------------
                                                                         2001               2000
                                                                      -----------        -----------
Revenues:
    Advertising                                                       $13,914,000        $15,191,000
    Circulation                                                         8,529,000          8,800,000
    Information systems and services                                    1,589,000          1,732,000
    Advertising service fees and other                                  2,528,000          2,535,000
                                                                      -----------        -----------
                                                                       26,560,000         28,258,000
                                                                      -----------        -----------
Costs and expenses:
    Salaries and employee benefits                                     13,002,000         13,377,000
    Newsprint and printing expenses                                     2,257,000          2,288,000
    Commissions and other outside services                              3,963,000          3,585,000
    Postage and delivery expenses                                       1,532,000          1,547,000
    Depreciation and amortization                                       2,103,000          2,196,000
    Other general and administrative expenses                           3,064,000          3,413,000
    Write-off of capitalized software                                  15,048,000                ---
                                                                      -----------        -----------
                                                                       40,969,000         26,406,000
                                                                      -----------        -----------

(Loss) income from operations                                         (14,409,000)         1,852,000
Other income and expenses:
    Interest income                                                        80,000            322,000
    Interest expense                                                     (122,000)               ---
                                                                      -----------        -----------
(Loss) income before taxes                                            (14,451,000)         2,174,000
(Benefits from) provision for income taxes                             (6,005,000)         1,090,000
                                                                      -----------        -----------
(Loss) income before minority interest in net loss of subsidiary       (8,446,000)         1,084,000
Minority interest in net loss of subsidiary                               686,000            372,000
                                                                      -----------        -----------
Net (loss) income                                                      (7,760,000)       $ 1,456,000
                                                                      ===========        ===========

Weighted average number of common
    shares outstanding - basic and diluted                              1,496,466          1,552,673
                                                                      -----------        -----------
Basic and diluted net (loss) income per share                         $     (5.19)       $       .94
                                                                      -----------        -----------

         See accompanying notes to consolidated financial statements.

                                    5 of 13

                           DAILY JOURNAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine months
                                                                                   ended June 30
                                                                                   -------------
                                                                               2001            2000
                                                                           ------------    ------------
Cash flows from operating activities:
      Net (loss) income                                                    $ (7,760,000)   $  1,456,000
      Adjustments to reconcile net (loss) income to net cash
         provided by operations:
           Write-off of capitalized software                                 15,048,000             ---
           Depreciation and amortization                                      2,103,000       2,196,000
           Minority interest in consolidated subsidiary                        (686,000)       (372,000)
           Deferred income taxes                                             (5,611,000)        147,000
           Discount earned on U.S. Treasury Bills                                   ---         (28,000)
           Changes in assets and liabilities:
             (Increase) decrease in current assets
                Accounts receivable, net                                     (3,868,000)     (1,674,000)
                Income tax receivable                                         2,058,000             ---
                Inventories                                                      (9,000)          5,000
                Prepaid expenses and other assets                                22,000          90,000
             Increase (decrease) in current liabilities
                Accounts payable                                              6,330,000         839,000
                Accrued liabilities                                            (320,000)        172,000
                Income taxes payable                                                ---          25,000
                Deferred subscription and other revenues                       (413,000)       (291,000)
                                                                           ------------    ------------
                    Cash provided by operating activities                     6,894,000       2,565,000
                                                                           ------------    ------------
Cash flows from investing activities:
      Net sales in U.S. Treasury Bills                                        1,972,000       6,259,000
      Capital and capitalized software expenditures:
           Purchases of property, plant and equipment                        (1,363,000)     (1,675,000)
           Capitalized software                                              (8,105,000)     (4,990,000)
                                                                           ------------    ------------
                    Net cash used for investing activities                   (7,496,000)       (406,000)
                                                                           ------------    ------------
Cash flows from financing activities:
      Loan proceeds                                                           2,000,000             ---
      Payment of loan principal                                                 (23,000)            ---
      Purchase of common stock                                                 (556,000)     (1,032,000)
                                                                           ------------    ------------
                    Net cash provided by (used for) financing activities      1,421,000      (1,032,000)
                                                                           ------------    ------------
Increase in cash and cash equivalents                                           819,000       1,127,000

Cash and cash equivalents:
      Beginning of period                                                       380,000         181,000
                                                                           ------------    ------------
      End of period                                                        $  1,199,000    $  1,308,000
                                                                           ============    ============
Interest paid during period                                                $    122,000    $        ---

         See accompanying notes to consolidated financial statements.

                                    6 of 13

                           DAILY JOURNAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - The Corporation and Operations:

     Daily Journal Corporation (the "Company") publishes newspapers in California, Washington, Arizona, Colorado and Nevada, as well as the California Lawyer and Corporate Counsel magazines and produces several specialized information services. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. ("Sustain"), now a 93% owned subsidiary as of June 30, 2001, has been consolidated since it was acquired in January 1999. It provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada, Washington and Virginia.

Note 2 - Basis of Presentation:

     In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of June 30, 2001, the results of operations for the three- and nine-month periods ended June 30, 2001 and 2000 and its cash flows for the nine-months ended June 30, 2001 and 2000.

    The results of operations for the three- and nine-months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

    The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

    Certain prior period amounts have been reclassified to conform to current period presentation.

Note 3 - Basic and Diluted Net (Loss) Income Per Share:

     The Company does not have any common stock equivalents, and therefore basic and diluted net (loss) income per share are the same.

Note 4 - Capitalized Software:

  The Company's expenditures in support of the Sustain software are significant. As of September 30, 2000, capitalized Sustain software costs consisted of purchased software of $3,023,000 that was capitalized upon the acquisition of Sustain and $6,943,000 for costs related to the use of an outside service provider for a software development project that had reached technological feasibility but required further development prior to being a commercial product. Through June 30, 2001, the Company invested an additional $8,105,000 in the development project, all of which represented costs related to

                                    7 of 13
the use of the outside service provider. During April 2001, the Company determined that the software was not functioning as intended, and therefore the development efforts were discontinued, and the outside service provider's work was terminated. The software development project was not completed at the time of termination and was, therefore, of little commercial value. As a result, during the quarters ended March 31, 2001 and June 30, 2001, the Company wrote off the capitalized software development costs of $12,792,000 and $2,256,000, respectively, resulting in an aggregate writeoff in fiscal 2001 of $15,048,000 or $8,953,000 net of tax benefits of $6,095,000. The Company intends to continue its software development work, is expanding its staff to meet its planned internal development efforts and is also expanding relationships with other service providers. If these development programs are not successful, they will significantly and adversely impact the Company's ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These development costs are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2002.

     Capitalized Software, net, represents software costs accounted for pursuant to Statement of Financial Accounts Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As of June 30, 2001 and September 30, 2000, capitalized software costs totaled $3,023,000 (less accumulated amortization of $1,633,000) and $9,966,000 (less amortization of $1,180,000), respectively. The purchased software is being amortized over five years.

Note 5 - Debt:

     In January 2001, the Company obtained a $4 million revolving bank line of credit bearing interest payable monthly at a quarter point under the prime rate, which expires in January 2002. Such line of credit is secured by substantially all of the Company's non-real estate assets. As of June 30, 2001, there was no borrowing under this line of credit. In addition, the Company has a real estate loan of $1,977,000 which bears interest at approximately 8% to be repayable in equal monthly installments through 2016. The real estate loan is secured by the Company's existing facilities in Los Angeles.

Note  6 - Effects of New Accounting Pronouncements:

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of the Company's fiscal year ending September 30, 2003. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of about $250,000 ($.17 per share) in fiscal 2003. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of September 30, 2002, and it has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                                    8 of 13

Note 7 - Operating Segments:

     Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                  Operating Segments
                                                  ------------------------------------------------
                                                     Daily Journal      Sustain         Total
                                                     -------------      -------         -----
Nine months ended June 30, 2001
-------------------------------
Revenues                                            $ 24,971,000    $  1,589,000    $ 26,560,000
Segment net income (loss) after minority interest      1,758,000      (9,518,000)     (7,760,000)
Total assets                                          20,911,000       9,885,000      30,796,000
Capital expenditures                                   1,226,000       8,242,000       9,468,000
Write-off of capitalized software                            ---      15,048,000      15,048,000
Depreciation and amortization                          1,173,000         930,000       2,103,000
Income tax expenses (benefits)                         1,035,000      (7,040,000)     (6,005,000)

Nine months ended June 30, 2000
-------------------------------
Revenues                                            $ 26,526,000    $  1,732,000    $ 28,258,000
Segment net income (loss) after minority interest      2,632,000      (1,176,000)      1,456,000
Total assets                                          21,360,000      11,092,000      32,452,000
Capital expenditures                                   1,165,000       5,500,000       6,665,000
Depreciation and amortization                            911,000       1,285,000       2,196,000
Income tax expenses (benefits)                         1,755,000        (665,000)      1,090,000

Three months ended June 30, 2001
--------------------------------
Revenues                                            $  8,612,000    $    682,000    $  9,294,000
Segment net income (loss) after minority interest        752,000      (1,535,000)       (783,000)
Total assets                                          20,911,000       9,885,000      30,796,000
Capital expenditures                                     429,000       2,321,000       2,750,000
Write-off of capitalized software                            ---       2,256,000       2,256,000
Depreciation and amortization                            437,000         315,000         752,000
Income tax expenses (benefits)                           465,000      (1,150,000)       (685,000)

Three months ended June 30, 2000
--------------------------------
Revenues                                            $  9,441,000    $    216,000    $  9,657,000
Segment net income (loss) after minority interest      1,055,000        (580,000)        475,000
Total assets                                          21,360,000      11,092,000      32,452,000
Capital expenditures                                     413,000       3,112,000       3,525,000
Depreciation and amortization                            351,000         650,000       1,001,000
Income tax expenses (benefits)                           700,000         350,000        (350,000)

                                    9 of 13

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

     Revenues were $26,560,000 and $28,258,000 for the nine months ended June 30, 2001 and 2000, respectively. This decrease of $1,698,000 (6%) was primarily attributable to the decline in revenues from display advertising and Sustain's consulting revenues, partially offset by the advertising and subscription rate increases. (Revenues were $9,294,000 and $9,657,000 for the three months ended June 30, 2001 and 2000, respectively.)

     Display advertising and conference revenues declined by $876,000, and classified advertising revenues also decreased by $341,000. Public notice advertising revenues declined by $60,000 primarily resulting from decreased trustee notice sales. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 93% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company's total revenues. Circulation revenues decreased an aggregate of $271,000 primarily because of fewer subscriptions to the court rule services; some courts are now providing their rules online. The Daily Journals accounted for about 71% of the Company's total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 18% of the total circulation revenues, with the other newspapers and services accounting for the balance. Sustain's revenues were down by $143,000 primarily because of reduced consulting revenues.

     Costs and expenses, excluding the write-off of capitalized Sustain software costs, decreased by $485,000 to $25,921,000 from $26,406,000 for the nine months ended June 30, 2001 and 2000, respectively. Total personnel costs were $13,002,000, representing a decrease of $375,000 (3%). Newsprint and printing expenses decreased by $31,000 (1%) primarily because of the reduction of newspaper bonus issues, partially offset by the newsprint price increases. Commissions and other outside services increased by $378,000 (11%) primarily because of the increases in computer and other services. Depreciation and amortization expenses, including the amortization of the Daily Journal's purchased computer software and goodwill of $453,000, decreased by $93,000 (4%). (Costs and expenses, excluding the write-off of capitalized Sustain software costs, were $8,505,000 and $9,143,000 for the three months ended June 30, 2001 and 2000, respectively.)

     In January 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and its shareholders. As of June 30, 2001, the Company owned 93% of Sustain. The Sustain family of products consists of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. Sustain has installations in nine states and three countries, and many of its clients have more than a decade of experience with the Sustain product line. The Company's revenues derived from Sustain's operations constituted about 6% of the Company's total revenues for the first nine months of fiscal 2000 and of fiscal 2001.

     The Company's expenditures in support of the Sustain software are significant. As of September 30, 2000, capitalized Sustain software costs consisted of purchased software of $3,023,000 that was capitalized upon the acquisition of Sustain and $6,943,000 for expenses related to the use of an outside service provider for a software development project that had reached technological feasibility but required further development prior to being a commercial product. Through June 30, 2001, the Company invested an additional $8,105,000 in the development project, all of which represented costs related to the use of the outside service provider. During April 2001, the Company determined that the software

                                    10 of 13
 was not functioning as intended, and therefore the development efforts were discontinued, and the outside service provider's work was terminated. The software development project was not completed at the time of termination and was, therefore, of little commercial value. As a result, during the quarters ended March 31, 2001 and June 30, 2001, the Company wrote off the capitalized software development costs of $12,792,000 and $2,256,000, respectively, resulting in an aggregate writeoff in fiscal 2001 of $15,048,000 or $8,953,000 net of tax benefits of $6,095,000. The Company intends to continue its software development work, is expanding its staff to meet its planned internal development efforts and is expanding relationships with other service providers. If these development programs are not successful, they will significantly and adversely impact the Company's ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These development costs are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2002.

    Interest income decreased by $242,000 (75%) to $80,000 from $322,000 during the nine months ended June 30, 2001 and 2000, respectively, primarily resulting from the investment in Sustain software. There was interest expense of $122,000 for the nine months ended June 30, 2001 on the bank loans.

    The Daily Journal's business segment pretax profit decreased by $1,536,000 to $2,793,000 from $4,329,000, primarily due to a downturn in commercial advertising and fewer court rule subscriptions. Sustain's business segment pretax loss increased by $15,090,000 primarily because of the write-off of the capitalized Sustain software development costs of $15,048,000 and reduced consulting revenues. The consolidated net loss for the nine months ended June 30, 2001 was $7,760,000 as compared with a consolidated net income of $1,456,000 in the comparable prior year period. (Consolidated net loss was $783,000 for the three months ended June 30, 2001 as compared with a consolidated net income of $475,000 for the three months ended June 30, 2000.) Net loss per share was $5.19 as compared with net income per share of $.94 for the nine month comparable period.

Liquidity and Capital Resources

     During the nine months ended June 30, 2001, the Company's cash and cash equivalent position increased by $819,000, and the investments in U.S. Treasury Bills decreased by $1,972,000. Cash and cash equivalents were used for the purchase of capital assets of $9,468,000, including significant investments in Sustain software which were written off, and to purchase common stock for an aggregate amount of $556,000. The cash provided by operating activities of $6,894,000 included a net decrease in prepayments for subscriptions and others of $413,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided. Cash flows from operating activities increased by $4,329,000 during the nine months ended June 30, 2001 primarily due to the changes in Sustain's operations as more fully discussed in Item 5. Both the Company's accounts receivable and payable increased during fiscal 2001 primarily because of amounts billed by Sustain's prior outside service provider. See Item 5 for a discussion of the potential impact of these events. The increase in deferred income taxes primarily represents the net operating loss carry-forward resulting from the Sustain losses. As of June 30, 2001, the Company had working capital of $3,580,000 before deducting the liability for deferred subscription revenues and other revenues of $7,495,000 which will be earned within one year.

     The Company expects its expenditures in support of the development of the Sustain software to continue at a rate in excess of cash flow but below the level of the prior year. In January, the Company obtained a $4 million revolving bank line of credit, which expires in January 2002 and is secured by substantially all of the Company's non-real estate assets. As of June 30, 2001, there was no borrowing under this line of credit. The Company expects that it will be able to extend or refinance the amounts

                                    11 of 13
available or outstanding under this line of credit on or before the maturity date. There can be no assurance, however, that a change in the Company's business or prospects will not result in an inability to refinance on the same or similar terms. The Company cannot predict whether the amounts available will be sufficient to fully fund its development of the Sustain software. If additional funds are required to support such development, the Company may, among other things, change its development strategy or attempt to secure additional financing, which may or may not be available to the Company on acceptable terms.

     The Company also has a real estate loan of $1,977,000 secured by its existing Los Angeles facilities. The Company intends to begin construction of a new building in Los Angeles estimated to cost about $2 million possibly by fiscal yearend, and it has a commitment from a bank to loan the Company up to an additional $2 million when its new building is completed.

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

                                    12 of 13

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

   Sustain is currently expanding its staff to provide the services previously provided by the terminated service provider, and it is expanding relationships with other service providers. Such internal development efforts and the use of outside service providers will have a significant impact on Sustain's costs and accordingly will materially impact earnings at least through fiscal 2002.

   Sustain is in the process of attempting to resolve certain issues between it and the terminated service provider, including the amounts due to each of them from the other. In addition, Sustain's financial statements include a receivable from an important customer and a corresponding payable to the terminated service provider which provided the services that are now being questioned. If adjustments to the accounts receivable are made without a corresponding adjustment to the accounts payable to the terminated service provider, the amount of that difference, if material, will have a material adverse effect on the Company. There can be no assurance that Sustain, the service provider and the customer will come to a mutually acceptable resolution of these issues or that the pendency of these issues will not impact Sustain's ability to attract new customers or work with its existing customers.


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

DATE:  August 14, 2001

                                    13 of 13