Form 10-K405
period 2001-09-30
DAILY JOURNAL CORP
filed 2001-12-31
CIK 783412

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS:    YES [X]   NO [ ]

                               -----------------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of December 14, 2001 the approximate aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was $14,900,000.

  As of December 14, 2001 there were outstanding 1,533,521 shares of Common Stock of Daily Journal Corporation.

                               -----------------

  DOCUMENTS INCORPORATED BY REFERENCE:   Portions of the Proxy Statement for the
Annual Meeting of Shareholders to be held during February 2002 are incorporated by reference into Part III.

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

                                     PART I

ITEM 1.  BUSINESS

     The Company publishes newspapers and web sites covering California, Washington, Arizona, Colorado and Nevada, as well as the California Lawyer and Corporate Counsel magazines, and produces several specialized information services. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. ("Sustain"), a 93% owned subsidiary as of September 30, 2001, has been consolidated since it was acquired in January 1999. It provides the SUSTAIN(R) family of products which consists of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada and Virginia. The financial information of the Company and Sustain is set forth in Item 8 ("Financial Statements and Supplementary Data").

PRODUCTS

  Newspapers and online publications. The Company publishes 15 newspapers of general circulation and two other online only publications. Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus with regard to its news coverage, thereby attracting readers interested in obtaining information about that area through a newspaper format. The publications are based in the following cities:

    Newspaper and online publications             Base of publication
    ---------------------------------             -------------------

    Los Angeles Daily Journal                     Los Angeles, California
    Daily Commerce                                Los Angeles, California
    California Real Estate Journal                Los Angeles, California
    San Francisco Daily Journal                   San Francisco, California
    The Daily Recorder                            Sacramento, California
    The Inter-City Express                        Oakland, California
    San Jose Post-Record                          San Jose, California
    Sonoma County Herald-Recorder                 Santa Rosa, California
    Orange County Reporter                        Santa Ana, California
    San Diego Commerce                            San Diego, California
    Business Journal                              Riverside, California
    Antelope Valley Journal                       Palmdale, California
    Arizona Journal (online only)                 Los Angeles, California
    The Record Reporter                           Phoenix, Arizona
    Colorado Journal                              Denver, Colorado
    Nevada Journal                                Las Vegas, Nevada
    Washington Journal (online only)              Los Angeles, California

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

  The Los Angeles Daily Journal and the San Francisco Daily Journal are geared toward their respective regions, but contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2001, the Los Angeles Daily Journal had approximately 11,400 paid subscribers and the San Francisco Daily Journal had approximately 5,500 paid subscribers as compared with total paid subscriptions of 17,200 at September 30, 2000. In addition, The Daily Journals are sold on some newsstands. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 48% to subscriptions and 52% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 48% of the Company's total revenue during fiscal 2001, 47% during fiscal 2000 and 46% during fiscal 1999.

  The Daily Journals contain the Daily Appellate Report which provides the full text and case summaries of all opinions certified for publication by the California Supreme Court, the California Courts of Appeal, the U.S. Supreme Court, the U.S. Court of Appeals for the Ninth Circuit, the U.S. Bankruptcy Appellate Panel for the Ninth Circuit, the State Bar Court and selected opinions of the U.S. District Courts in California and the Federal Circuit Court of Appeals. The Daily Journals also include a monthly court directory in booklet form. This directory includes a comprehensive list of sitting judges in all California courts as well as courtroom assignments, phone numbers and courthouse addresses, plus "Judicial Transitions" which lists judicial appointments, elevations, confirmations, resignations, retirements and deaths.

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

  The Company publishes the Directory of California Lawyers (the "Directory"), which is updated and published semiannually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges and arbitrators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals and The Daily Recorder. In addition, there are about 7,900 directories sold. The regular annual rate is $35. In due course the Company plans to provide an option of subscription service for The Daily Journals at a lower price for subscribers who do not wish to receive the Directory.

  The Daily Journals are distributed primarily by mail, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, Sacramento and San Diego counties receive copies by hand delivery, and additional copies are distributed through newsstands and by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $575.

  Much of the information contained in The Daily Journals is available to subscribers online. There is a charge to use some parts of this online service.

  Daily Commerce.   Published since 1917, the Daily Commerce, in addition to
covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The nature of the news coverage enhances the effectiveness of public notice advertising in distributing information about foreclosures to potential buyers at foreclosure sales. The features of the paper include default listings, probate estate sales and real estate examination applicants. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day. It had approximately 1,100 paid subscriptions at September 30, 2001. A subscription to the Daily Commerce is $209 per year, and it is primarily distributed by mail.

  California Real Estate Journal.  The California Real Estate Journal (the
"Real Estate Journal") is a weekly newspaper directed primarily to persons interested in the commercial real estate market, including real estate brokers, developers, bankers and real estate lawyers. The Real Estate Journal carries news and features such as the status of commercial projects, financial information and articles on brokers and transactions, including defaults and new financings. It carries display and classified advertising. At September 30, 2001, the Real Estate Journal had a circulation of approximately 3,200 paid and requester subscribers at an annual subscription rate of $94. It is distributed primarily by mail.

  In addition, there is an online news service for subscribers to the California Real Estate Journal.

  The Daily Recorder. The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it. Among the regular features of The Daily Recorder are news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising. The Daily Recorder currently has approximately 1,100 paid subscribers, all of whom receive the paper by mail. The current subscription rate is $246 per year.

  The Inter-City Express. The Inter-City Express (the "Express") has been published since 1909. It covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries both commercial and public notice advertising. The Express is published three days a week and is mailed to its approximately 400 subscribers. The annual subscription rate is $137.

  San Jose Post-Record. The San Jose Post-Record (the "Post-Record") has been published since 1910. In addition to general news of local interest, the Post-Record, which is published three days a week, focuses on legal and real estate news and carries commercial and public notice advertising. A yearly subscription to the Post-Record is $116. It has approximately 200 subscribers, all of whom receive it by mail.

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

  Orange County Reporter. The Orange County Reporter ("Orange Reporter") has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Orange Reporter reports local and state legal news, including the court calendars and court directories for Orange County, and carries primarily public notice advertising. The Orange Reporter is mailed three days a week to approximately 400 paid and requester subscribers. The annual subscription rate is $83.

  San Diego Commerce. The San Diego Commerce is a thrice-weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves legal and real estate professionals in San Diego County. It has approximately 300 paid subscribers. The annual subscription rate is $59, covering distribution by mail.

  Business Journal. The Business Journal publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It carries public notice advertising, and its approximately 100 paid subscribers receive it by mail twice weekly. The annual subscription rate is $51.

  Antelope Valley Journal. Started in 1997, the Antelope Valley Journal is a weekly newspaper carrying general news of local interest, as well as public notice advertising. It also serves the real estate professional in north Los Angeles County. It has 100 paid subscribers, and the annual subscription rate is $20.

  The Record Reporter and Arizona Journal. The Record Reporter was acquired in 1995. In addition to general news of local interest, The Record Reporter, which is published three days a week, focuses on real estate news and public record information and carries primarily public notice advertising. It is mailed to approximately 200 paid subscribers. The annual subscription rate is $160 for most subscribers. In 1995 the Company also began publishing the weekly Arizona Journal including the Arizona Appellate Report. The Arizona Journal, now only published online, seeks to be of special utility to lawyers and judges with news and features somewhat similar to those of The Daily Journals. It has about 300 paid subscribers. The annual subscription rate is $109.

  Colorado Journal. During 1995 the Company acquired The Public Record Corporation which published The Brief Times Reporter, The Code of Colorado Regulations (the "Code") and three bankruptcy reporting publications. The Code and the bankruptcy publications are now part of the Company's "Information Services." The Brief Times Reporter provided weekly the full-text and summaries of all published opinions of the Colorado Supreme Court and Colorado Court of Appeals. In 1995 the Company also began publishing the weekly Colorado Journal, including the Colorado Appellate Report which provided the full-text and summaries of all the published opinions of the U.S. Supreme Court, 10th U.S. Circuit Court of Appeals, and selected full-text from the Federal U.S. Circuit Court of Appeals, plus cases from the Colorado Supreme Court and the Colorado Court of Appeals. Case summaries are now available through the paper and the full-text of opinions available online. In 1997 The Public Record Corporation was merged into the Daily Journal Corporation, and The Brief Times Reporter and the Colorado Appellate Report were consolidated into the Colorado Journal. In addition to general news of local interest, the Colorado Journal seeks to be of special utility to lawyers and judges with news and features somewhat similar to those of The Daily Journals. It carries classified, display and public notice advertising. The Colorado Journal is mailed to approximately 600 paid subscribers at an annual subscription price of $285. Much of the information in the Colorado Journal is available to its subscribers online.

  Nevada Journal. The Company acquired the Nevada Supreme Court Reporter in 1994, and the name was changed to the Nevada Journal. Besides stories of general interest and those concerning the courts and legal communities, the Nevada Journal features summaries and full-text opinions issued by the Nevada State and Federal Courts. Special features include local verdicts and settlements, bar examination results and articles on federal opinions. Both commercial and public notice advertising appear in the newspaper. The weekly Nevada Journal, as of September 30, 2001, had approximately 100 subscribers. The yearly subscription rate is $152. Much of the information in the Nevada Journal is available to its subscribers online.

  Washington Journal. The Company began publishing the weekly Washington Journal in 1992 and moved it to a daily online only publication in October 2001. In addition to providing general news of state and local interest, it seeks to be of special utility to professionals, including lawyers, business and government leaders. Summaries of federal, state and local court cases were included as a pull-out section of the newspaper. The Washington Journal had approximately 600 paid subscribers at September 30, 2001. The annual subscription rate is $122.

  Magazines. Since 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the "State Bar"). The magazine was published by the Company in cooperation with the State Bar until December 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is mailed free to the active members of the State Bar of California and also has approximately 600 paid subscribers. An annual subscription to California Lawyer is $75. In addition, six times a year, the Company publishes its House Counsel magazine, which is mailed free to about 136,000 lawyers.

  Information Services.   The specialized information services offered by the
Company have grown out of its newspaper operations or have evolved in response to a desire for such services primarily from its newspaper subscribers.

  The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 5,300 subscribers at September 30, 2001 paying $255 per year. Court Rules reproduces court rules for certain state and federal courts in California. The Court Rules appear in two versions, one of which covers Northern California courts (nine volumes) and one of which covers Southern California courts (eight volumes). The Company updates Court Rules on a monthly basis. In addition, the Company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County;
(4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties. In addition, the Company publishes single-volume rules for the Federal District Court in the Southern District of California, Federal District Court in the Central District of California and California Probate Rules. In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $40 to $90 per year and volumes are normally updated or replaced whenever there are substantial rule changes. At September 30, 2001, the Company had approximately 6,300 subscribers for its Local Rules publications. In addition, the Company publishes a two-volume, loose-leaf set of Colorado court rules for a small number of subscribers.

  The Judicial Profiles services contain biographical and professional information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. The Judicial Profiles include biographical data on judges and information supplied by each judge regarding the judge's policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the seven-volume set for Southern California or the six-volume set for Northern California. The approximately 1,000 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $482 per year. In 1997 the Company assumed certain publishing responsibilities from the King County (Washington) Bar Association Young Lawyers Division for the publishing of Judges Books for King, Pierce and Snohowish counties. The approximately 100 subscribers receive updates quarterly. The annual subscription is $125.

  The Company now has one online bankruptcy publication after discontinuing the Fourth Circuit Bankruptcy Court Reporter and the Texas Bankruptcy Court Reporter in fiscal 1999 and consolidating and connecting the California and Colorado Bankruptcy Journals to an online service in fiscal 2001. The online bankruptcy service had an aggregate of approximately 175 subscribers at September 30, 2001. The annual subscription rate was $150 a year. The publication contains summaries and full-text bankruptcy opinions from the U. S. Supreme Court and U.S. Court of Appeals for the Ninth and Tenth Circuits, U.S. Bankruptcy Appellate Panel for the Ninth Circuit, and selected full texts from the U.S. Bankruptcy District Courts in California.

  The Company publishes the Code of Colorado Regulations pursuant to an agreement that extends through July 2002 with the State of Colorado. The approximately 1,000 subscribers to various sections of the Code receive updates normally on a monthly basis. Annual subscription rates range from $80 to $712.

  The Company also provides computer online foreclosure information to about 450 customers. This service primarily provides distressed property information, some of which also appear in some of the Company's newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information.

  Special Online Information Services Supplementing Traditional Services. Probably most important of all, the Company, like most modern newspapers, supplements service to Daily Journal subscribers and advertisers with an increasing Internet-based online information service. Some of this online service comes as part of a newspaper subscription, or advertising placement, with no additional charges, and some can be obtained only when customers pay additional charges. So far, in this activity, incremental costs have exceeded supplemental incremental revenues. The Company believes its online service must grow very considerably, partly to defend existing profits through continuous product improvement, and partly in the hope of eventually obtaining considerable increases in profits from services not traditionally rendered by newspapers. The Company's online services are growing substantially every year and no end is in sight.

  Advertising and Newspaper Representative. The Company's publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising. Public notice advertising consists of about 100 different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements. In 1990 the Company acquired California Newspaper Service Bureau, Inc. ("NSB"), a statewide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising. CNSB placed notices and other forms of advertising with adjudicated newspapers of general circulation, many of which are not owned by the Company. CNSB was liquidated as of fiscal 1995 year-end with its servicing subsequently provided by a division of the Company.

  Public notice advertising revenues and related advertising and other service fees for the Company constituted about 27% of the Company's total revenues in fiscal 2001, 26% in fiscal 2000 and 30% in fiscal 1999. In many states, including California, legislatures have considered various proposals, which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues. The acquisition of CNSB, a marginal and threatened enterprise with a negative book net worth when purchased, improved the Company's ability to protect the continued existence of public notice advertising.

   Information Systems and Services. In January 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and certain of its shareholders. As of September 30, 2001, the Company owned 93% of Sustain. The Sustain family of products consists of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. Sustain has installations in nine states and three countries, and many of its clients have more than a decade of experience with the Sustain product line. The Company's revenues derived from Sustain's operations constituted about 6% of the Company's total revenues in fiscal 2001, 5% in fiscal 2000 and 3% in fiscal 1999, the first year in which the Company held an interest in Sustain. The Company's expenditures in support of the Sustain software are significant. As a technology based company, Sustain's success depends on the continued development and improvement of its products. The Company therefore expects that significant expenditures will continue to be necessary to maintain and increase Sustain's revenues, and that in many years, such expenditures may exceed Sustain's net income. If the Company is unable to fund all such development, that may impact the Company's ability to maximize its existing investment in the Sustain software and to compete for new opportunities in the case management software business.

  Printing. The Company's main printing facilities are located in Los Angeles and currently are used primarily to print the Los Angeles Daily Journal including supplements, the Daily Commerce, the Post-Record, The Express, The Daily Recorder, the Orange Reporter, the Herald-Recorder, the Real Estate Journal, the Colorado Journal, and the monthly updates for the multi-volume sets of Court Rules. The Daily Appellate Report is printed in Los Angeles and shipped to Sacramento and San Francisco for inclusion in the Daily Recorder and the San Francisco Daily Journal. Concurrent with the Company's move to its new Los Angeles facility in 1990, the Company purchased a new printing press with color capabilities. The San Francisco Daily Journal, San Diego Commerce, the Business Journal, the Record Reporter, the Antelope Valley Journal, the Directory, the Judicial Profiles, The Code of Colorado Regulations, and certain Court Rules are printed by outside contractors. The Company has a small offset press for in-house printing of items such as legal advertising forms, letterhead and envelopes, promotional flyers and other material for its publications. This small press is operated by a local printer as an independent contractor.

MATERIALS

  After personnel and software development costs, postage and paper costs are typically the Company's next two largest expenses.

  The Company is subject to periodic increases in postal rates. During the past several years, the Company has instituted changes in an attempt to mitigate higher postage costs. These changes have included contracting for hand delivery in selected sections of the San Francisco Bay area, San Diego, Orange County, Sacramento and Los Angeles, delivering pre-sorted newspapers to the post office on pallets, which facilitates delivery and improves service, and implementing a method of bundling newspapers which reduces the per piece charges. In addition, the Company has an ink jet labeler which eliminates paper labels and enables the Company to receive bar code discounts from the postal service on some of its newspapers.

  An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with paper suppliers. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. In 1997 and 1999 newsprint prices declined, but in 1998, 2000 and 2001, the price of paper increased moderately. Paper prices may fluctuate substantially in the future, and this could significantly impact income from operations.

MARKETING

  The Company actively promotes its individual newspapers and its multiple newspaper network as well as its other publications. The Company's staff includes a number of employees whose primary responsibilities include attracting new subscribers and advertisers. The specialization of each publication creates both target subscribers and target advertisers. Subscribers are likely to be attracted because of the nature of the information carried by the particular publication, and likely advertisers are those interested in reaching such consumer groups. In marketing products, the Company also focuses on its ancillary products which can be of service to subscribers, such as its specialized information services.

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

  The Company's court rules publications face competition in both the Southern California market as well as in Northern California. In addition, the Company expects increased competition from online court rules services and the Courts. Subscriptions to the multi-volume Court Rules and Local Rules volumes have declined during fiscal 2001. The Company's Judicial Profile services have direct competition and also indirect competition, since some of the same information is available through other sources.

  The pricing of the Company's products is reviewed every year. Subscription price increases have in recent years exceeded inflation, as have advertising rate increases.

  There is significant competition among a limited number of companies to provide services and software to the courts, and some of these companies are much larger and have greater access to capital and other resources than Sustain. Others provide services for a limited number of courts. Normally, the vendor is selected through a bidding process. Many courts now desire Internet solutions to facilitate electronic filing and the publishing of certain information from case management systems. The Sustain product line provides a version of these services, but there are many uncertainties in the process of courts migrating to newer electronic based systems, including whether Sustain's version of case management systems will find general acceptance and whether the development and modification of such systems can be done in a cost effective manner. The Company is in the process of developing new Internet-based software, but an inability to fully fund and develop a marketable product could impact the Company's ability to compete in the case management software business.

EMPLOYEES

  The Company employs approximately 340 full-time employees and about 35 part-time employees including about 20 employees at Sustain. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

WORKING CAPITAL

  Traditionally, the Company has generated sufficient cash flow from operations to cover all needs including capital expenditures without significant borrowing. To a very considerable extent, the Company benefits in this regard from the fact that subscriptions are generally paid a year in advance. In fiscal 2001, expenditures to develop Sustain software exceeded cash flow from all other sources, thus triggering borrowing plans for the first time in many years. The Company expects its expenditures in support of the development of Sustain software to continue to be very significant, but much below the level of the prior year. If the Company's overall cash need exceeds cash flow from operations, the Company may borrow under its available line of credit, secure additional financing or change its software development strategy.

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


NAME                           AGE        PRINCIPAL OCCUPATION LAST FIVE YEARS
----                           ---        ------------------------------------

Ira A. Marshall, Jr.........         78   Secretary of the Company since 1977;
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

  The Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, of which approximately 75% is devoted to office space and the remainder to printing and production equipment and facilities. In 1996 the Company purchased about 40,000 square feet of land near the Los Angeles facility which was used for additional parking. In 1998 the Company purchased land and an 11,300 square foot building adjacent to the new parking lot. It was first used for storage and then demolished. The Company plans to construct a new 37,000 square foot building and parking facilities on these properties, possibly in fiscal 2002. The Company owns two buildings aggregating about 9,500 square feet in Sacramento, which provide space for its offices and storage.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Securities and Exchange Commission recently amended Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to shareholder proposals. SEC Rule 14a-4(c)(1) provides that if the proponent of a shareholder proposal fails to notify the company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement.

  No matters were submitted to a vote of shareholders during the last quarter of the Company's fiscal year ended September 30, 2001.

                                    PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The following table sets forth the sales prices of the Company's common stock for the periods indicated. Quotations are as reported by Nasdaq (Small-Cap Issues), the automated quotation system of the National Association of Securities Dealers, Inc.

                                                    High           Low
                                                -----------    -----------
FISCAL 2001
  Quarter ended December 31, 2000                  $30.063       $   28
  Quarter ended March 31, 2001                      33.25            29.75
  Quarter ended June 30, 2001                       31.50            26
  Quarter ended September 30, 2001                  28.50            26


                                                    High           Low
                                                -----------     ----------
FISCAL 2000
  Quarter ended December 31, 1999                 $36.875        $32.50
  Quarter ended March 31, 2000                     34             30
  Quarter ended June 30, 2000                      30.25          28.25
  Quarter ended September 30, 2000                 29.50          27


  As of December 14, 2001, there were approximately 1,300 holders of record of the Company's common stock, and the last trade was at $23.60 per share.

  The Company did not declare or pay any dividends during fiscal 2001 or 2000. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company's earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

  From time to time, the Company has purchased shares, including treasury shares, of its Common Stock and may continue to do so. See Note 3 to consolidated financial statements. Stock purchases are made primarily to reduce dilution of net (loss) income per share caused by the deferred management incentive plan under which selected employees are paid, subject to certain conditions, supplemental compensation tied to future pre-tax earnings. During fiscal 2001, the Company purchased 19,735 shares of Common Stock at an average price per share of $28.17.

ITEM 6.  SELECTED FINANCIAL DATA

  The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 2001. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included herein.

                                                                    FISCAL YEAR ENDED SEPTEMBER 30
                                                    ---------------------------------------------------------------
                                                       2001          2000         1999         1998         1997
                                                    ----------    ----------   ----------   ----------   ----------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS,
                                                                  EXCEPT SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues
     Advertising.................................   $   18,465    $   19,992   $   20,267   $   21,109   $   21,454
     Circulation.................................       11,343        11,651       11,675       11,449       11,506
     Information and system service..............        2,055         2,328        1,213          ---          ---
     Advertising service fees and other..........        3,361         3,373        3,180        2,921        2,964
                                                    ----------    ----------   ----------   ----------   ----------
                                                        35,224        37,344       36,335       35,479       35,924
                                                    ----------    ----------   ----------   ----------   ----------
Costs and expenses
     Salaries and employee benefits..............       17,743        17,598       16,461       15,551       14,749
     Newsprint and printing expenses.............        2,934         3,089        3,232        3,377        3,424
     Commissions and other outside
      services...................................        5,439         5,907        4,508        4,254        4,299
     Postage and delivery costs..................        2,034         2,061        2,254        2,266        2,316
     Depreciation, amortization and goodwill
      impairment charges                                 3,877         2,517        1,767        1,696        1,897
     Other general and administrative
         expenses................................        4,147         4,520        5,155        3,553        4,693
    Write-off and expense of capitalized software       15,048           ---          ---          ---          ---
                                                    ----------    ----------   ----------   ----------   ----------
                                                        51,222        35,692       33,377       30,697       31,378
                                                    ----------    ----------   ----------   ----------   ----------
(Loss) income from operations                          (15,998)        1,652        2,958        4,782        4,546
Other income and expenses
     Interest income.............................          101           439          516          626          472
     Interest expense............................         (162)          ---          ---          ---          ---
                                                    ----------    ----------   ----------   ----------   ----------
(Loss) income before taxes.......................      (16,059)        2,091        3,474        5,408        5,018
(Benefits from) provision for income taxes.......       (2,000)          700        1,550        2,150        2,000
                                                    ----------    ----------   ----------   ----------   ----------
(Loss) income before minority interest in net
 loss of subsidiary                                    (14,059)        1,391        1,924        3,258        3,018
Minority interest in net loss of subsidiary
 (7%, 9% and 20%, respectively)                            686           447          199          ---          ---
                                                    ----------    ----------   ----------   ----------   ----------
Net (loss) income................................   $  (13,373)   $    1,838   $    2,123   $    3,258   $    3,018
                                                    ==========    ==========   ==========   ==========   ==========
Weighted average number of common
      shares outstanding - basic and diluted         1,494,900     1,546,319    1,579,251    1,589,971    1,594,403
Basic and diluted net (loss) income per share....       $(8.95)        $1.19        $1.34        $2.05        $1.89
                                                    ==========    ==========   ==========   ==========   ==========

                                                                             SEPTEMBER 30
                                                    ---------------------------------------------------------------
                                                       2001          2000         1999         1998         1997
                                                    ----------    ----------   ----------   ----------   ----------
Consolidated Balance Sheet Data:
Working capital as conventionally reported          $   (4,939)   $    1,731   $    6,200   $    8,008   $    4,763
Working capital before deductions of
      specified items (1)........................        2,838         9,639       13,858       14,910       11,165
Total assets.....................................       21,167        35,050       31,525       28,965       25,967
Shareholders' equity.............................        3,929        17,858       17,668       16,285       13,298

(1)  Before deducting for each of the five years the liability for deferred subscription revenue and other revenues which will be earned within one year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2001 Compared to 2000

  Revenues were $35,224,000 and $37,344,000 for the fiscal years ended September 30, 2001 and 2000, respectively. This decrease of $2,120,000 (6%) was primarily attributable to a decline in revenues from display and classified advertising which was partially offset by the advertising and subscription rate increases.

  Display advertising and conference revenues declined by $1,167,000, and classified advertising revenues decreased by $422,000. Public notice advertising revenues increased by $62,000 primarily resulting from increased legal notice sales. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company's total revenues. Circulation revenues decreased an aggregate of $308,000 primarily because of fewer subscriptions to the court rule services; some courts are now providing their rules online. The Daily Journals accounted for about 71% of the Company's total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 18% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information and system service revenues were down by $273,000 primarily because of reduced consulting revenues of Sustain. The Company's revenues derived from Sustain's operations constituted about 6% of the Company's total revenues for fiscal 2001 and 5% for fiscal 2000, respectively.

  Costs and expenses, excluding the write-off of capitalized Sustain software development costs, increased by $482,000 (1%), to $36,174,000 from $35,692,000.
Total personnel costs were $17,743,000, representing an increase of $145,000 (1%). Newsprint and printing expenses decreased by $155,000 (5%) primarily because of the reduction of newspaper bonus issues, partially offset by the newsprint price increases. Commissions and other outside services decreased by $468,000 (8%) primarily because of fewer commissionable sales. Depreciation, amortization and goodwill impairment expenses increased by $1,360,000 (54%) which included the write-off of Sustain's remaining goodwill of $979,000 primarily due to management's review of Sustain's losses in the current year and the expected future cash flows. The Company has determined that the carrying value of goodwill may not be recoverable.

  The Company's expenditures in support of the Sustain software are very high and grossly impact overall results. As of September 30, 2000, capitalized Sustain software costs consisted of purchased software of $3,023,000 that was capitalized upon the acquisition of Sustain and $6,943,000 for amounts capitalized related to the use of an outside service provider to further develop the software product. In fiscal 2001, the Company invested an additional $8,105,000 in the development of system software representing costs related to the use of the outside service provider. During April 2001, the Company determined that the purchased software so provided was not functioning as intended, and therefore the development efforts of the outside provider were discontinued, and its work was terminated. The software development project was both seriously flawed and seriously behind schedule at the time of termination and was, therefore, of virtually zero commercial value. As a result, the Company wrote off and expensed in fiscal 2001 capitalized software development costs aggregating $15,048,000. The Company also booked a net tax benefit of $2,000,000 in fiscal 2001 based on management's estimate of the timing of the utilization of tax benefits, for financial statement purposes, from overall losses attributable to the Sustain segment. In future years, there may be substantial additional tax benefits from past Sustain-segment losses.

  To replace work of the terminated outside service provider, the Company has expanded its staff to meet its planned internal development efforts and has expanded relationships with other service providers. If these replacement development programs are not successful, they will significantly and adversely impact the Company's ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain incremental internal costs ($339,000 in fiscal 2001 and anticipated to be much higher in fiscal 2002 and subsequent years) are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2002, and very likely much longer. Indeed, overall earnings in fiscal 2002 could be zero, or a loss could be incurred.

  Interest income decreased by $338,000 (77%) during fiscal 2001 to $101,000 from $439,000, primarily resulting from allocation of cash resources to the investment in Sustain software. There was interest expense of $162,000 in fiscal 2001 for the Company's bank loans.

  The Company's non-Sustain business segment pretax profit decreased by $1,361,000 (24%) to $4,302,000 from $5,663,000, primarily due to a downturn in commercial advertising and fewer court rule subscriptions. Sustain's business segment pretax loss increased by $16,550,000 primarily because of the write-offs of (i) the capitalized Sustain software development costs of $15,048,000 and
(ii) the remaining Sustain goodwill of $979,000 as well as reduced consulting revenues. The consolidated net loss for the fiscal year ended September 30, 2001 was $13,373,000 as compared with a consolidated net income of $1,838,000 in the prior fiscal year. Net loss per share was $8.95 as compared with net income per share of $1.19 in the prior fiscal year.

2000 Compared to 1999

  Revenues were $37,344,000 and $36,335,000 for the fiscal years ended September 30, 2000 and 1999, respectively. This increase of $1,009,000 (3%) was primarily attributable to the acquisition of 80% of Sustain in January 1999 (and the subsequent acquisition of about 6% of Sustain in March 2000 and 5% in June 2000) which accounted for additional revenues of $1,087,000 and to advertising and subscription rate increases, partially offset primarily by the decline in revenues from publishing foreclosure notices.

  During fiscal 2000, display advertising and conference revenues were down by $339,000 while classified advertising revenues increased by $638,000. Public notice advertising revenues decreased by $574,000 primarily resulting from decreased foreclosure notices, and the Company anticipates this decline to continue because of a lower volume. The Company's smaller newspapers, those other than The Daily Journals, accounted for about 92% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 26% of the Company's total revenues. Circulation revenues decreased an aggregate of $24,000. The Daily Journals accounted for about 69% of the Company's total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 20% of the total circulation revenues, with the other newspapers and services accounting for the balance.

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



LIQUIDITY AND CAPITAL RESOURCES

  During the fiscal year ended September 30, 2001, the Company's cash and cash equivalent and U.S. Treasury Bill positions increased by $549,000. Cash and cash equivalents were used for the purchase of capital assets of $9,901,000, including significant investments in Sustain software which were written off and expensed, and to purchase the Company's common stock for an aggregate amount of $556,000. The cash provided by operating activities of $9,047,000 included a net decrease in prepayments for subscriptions and others of $131,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities increased by $5,261,000 during fiscal 2001 primarily due to the changes in deferred taxes, accounts receivable and accounts payable. Sustain is in the process of attempting to resolve certain issues between it and the terminated outside service provider, including the amounts due to each of them from the other. In addition, the Company has learned that on December 4, 2001, the terminated outside service provider filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Colorado. There can be no assurance that Sustain and the service provider will come to a mutually acceptable resolution of the issues between them, but it is the opinion of management that adequate provision has been made for any amounts that may become due as a result of the dispute. Nonetheless, the pendency of these issues could have an impact on Sustain's ability to attract new customers or work with its existing customers. The Company's accounts receivable decreased primarily due to the elimination of a receivable from an important Sustain customer and the corresponding elimination of a payable to the terminated outside service provider related to the services covered in the receivable. Management eliminated both the receivable and payable because of developments in the fourth quarter of fiscal 2001 that have led management to believe that the receivable from Sustain's important customer is no longer collectable and that no corresponding payment needs to be made to the terminated outside service provider. The Company's overall accounts payable increased primarily because of other, also disputed, amounts billed by the prior outside service provider, but the increase was mitigated by the elimination of the payable discussed above. The increase in deferred income taxes primarily represents the net operating loss carry-forwards resulting from the Sustain losses. As of September 30, 2001, the Company had working capital of $2,838,000 before deducting the liability for deferred subscription revenues and other revenues of $7,777,000 which will be earned within one year.

  During fiscal 2002, the Company expects its total expenditures in support of the development of the Sustain software to continue to be very significant, but much below the level of the prior year. In January 2001, the Company obtained a $4 million revolving bank line of credit, which expires in January 2002 and is
secured by substantially all of the Company's non-real estate assets.   As of
September 30, 2001, there was no borrowing under this line of credit. The Company expects that it will be able to extend or refinance the amounts available or outstanding under this line of credit on or before the maturity date. There can be no assurance, however, that a change in the Company's business or prospects will not result in an inability to refinance on the same or similar terms. The Company cannot predict whether the amounts available will be sufficient to fully fund its development of the Sustain software. If additional funds are required to support such development, the Company may, among other things, change its development strategy or attempt to secure additional financing, which may or may not be available to the Company on acceptable terms.

  The Company also has a real estate loan of $1,959,000 secured by its existing Los Angeles facilities. The Company intends to begin construction of a new building in Los Angeles estimated to cost approximately $2 million possibly in fiscal 2002, and it has a commitment from a bank to loan the Company up to an additional $2 million when its new building is completed.


ITEM  7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills maturing within one year. During the second quarter of fiscal 2001, the Company had some short-term borrowings under the $4 million line of credit from the bank, but all of the loans have been repaid. Given the short-term nature of the investments and borrowings, and the fact that as of September 30, 2001, the Company had no outstanding borrowing except for the real estate loan which bears a fixed interest rate, the Company was not subject to significant interest rate risk during such period.

   The $4 million revolving bank line of credit bears interest payable monthly at a quarter point under the prime rate, and it expires in January 2002. Such line of credit is secured by substantially all of the Company's non-real estate assets. As of September 30, 2001, there was no borrowing under this line of credit. In addition, the real estate loan of $1,959,000 bears interest at approximately 8% and is repayable in equal monthly installments through 2016. The real estate loan is secured by the Company's existing facilities in Los Angeles.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND SHAREHOLDERS
DAILY JOURNAL CORPORATION

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the years ended September 30, 2001 and 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of Daily Journal Corporation for the year ended September 30, 1999 were audited by other auditors whose report dated December 10, 1999, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the fiscal 2001 and 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

Los Angeles, California
November 15, 2001

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                                               September 30
                                                                                    -----------------------------------
                                                                                       2001                    2000
                                                                                    -----------             -----------
ASSETS
Current assets
     Cash and cash equivalents                                                      $ 2,901,000             $   380,000
     U.S. Treasury Bills, at cost plus discount earned                                      ---               1,972,000
     Accounts receivable, less allowance for doubtful accounts  of $500,000
       at September 30, 2001 and 2000                                                 6,597,000               8,975,000
     Income tax receivable                                                                  ---               2,709,000
     Inventories                                                                         67,000                  61,000
     Prepaid expenses and other assets                                                  154,000                 171,000
     Deferred income taxes                                                              696,000               1,143,000
                                                                                    -----------             -----------
          Total current assets                                                       10,415,000              15,411,000
                                                                                    -----------             -----------

Property, plant and equipment, at cost:
     Land, buildings and improvements                                                 8,568,000               8,363,000
     Furniture, office equipment and computer software                                6,326,000               6,442,000
     Machinery and equipment                                                          1,533,000               1,385,000
                                                                                    -----------             -----------
                                                                                     16,427,000              16,190,000
     Less accumulated depreciation                                                   (6,943,000)             (6,618,000)
                                                                                    -----------             -----------
                                                                                      9,484,000               9,572,000
Capitalized software, net                                                             1,239,000               8,786,000

Intangible assets, at cost, less accumulated amortization
     of $506,000 in 2000                                                                    ---               1,281,000
Deferred income taxes                                                                    29,000                     ---
                                                                                    -----------             -----------
                                                                                    $21,167,000             $35,050,000
                                                                                    ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $ 5,124,000             $ 3,714,000
     Accrued liabilities                                                              2,080,000               2,058,000
     Notes payable - current portion                                                     75,000                     ---
     Income taxes                                                                       298,000                     ---
     Deferred subscription revenue and other revenues                                 7,777,000               7,908,000
                                                                                    -----------             -----------
          Total current liabilities                                                  15,354,000              13,680,000
                                                                                    -----------             -----------

Deferred income taxes                                                                       ---               2,934,000

Notes payable - long term                                                             1,884,000                     ---

Commitments and contingencies (note 5)

Minority Interest (7% and 9%, respectively)                                                 ---                 578,000

Shareholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized and no
       shares issued                                                                        ---                     ---
     Common stock, $.01 par value, 5,000,000 shares authorized; 1,533,521
       shares and 1,553,256 shares outstanding, respectively                             15,000                  16,000
     Other paid-in capital                                                            1,949,000               1,974,000
     Retained earnings                                                                2,754,000              16,657,000
     Less 43,271 treasury shares, at cost                                              (789,000)               (789,000)
                                                                                    -----------             -----------
          Total shareholders' equity                                                  3,929,000              17,858,000
                                                                                    -----------             -----------
                                                                                    $21,167,000             $35,050,000
                                                                                    ===========             ===========

          See accompanying notes to consolidated financial statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year ended September 30
                                                               ---------------------------------------------------
                                                                   2001              2000                 1999
                                                               ------------       ------------        ------------
Revenues:
   Advertising                                                 $ 18,465,000       $ 19,992,000        $ 20,267,000
   Circulation                                                   11,343,000         11,651,000          11,675,000
   Information systems and services                               2,055,000          2,328,000           1,213,000
   Advertising service fees and other                             3,361,000          3,373,000           3,180,000
                                                               ------------       ------------        ------------
                                                                 35,224,000         37,344,000          36,335,000
                                                               ------------       ------------        ------------
Costs and expenses:
   Salaries and employee benefits                                17,743,000         17,598,000          16,461,000
   Newsprint and printing expenses                                2,934,000          3,089,000           3,232,000
   Commissions and other outside services                         5,439,000          5,907,000           4,508,000
   Postage and delivery expenses                                  2,034,000          2,061,000           2,254,000
   Depreciation, amortization and goodwill
     impairment charges                                           3,877,000          2,517,000           1,767,000
   Other general and administrative expenses                      4,147,000          4,520,000           5,155,000
   Write-off and expense of capitalized software                 15,048,000                ---                 ---
                                                               ------------       ------------        ------------
                                                                 51,222,000         35,692,000          33,377,000
                                                               ------------       ------------        ------------
(Loss) income from operations                                   (15,998,000)         1,652,000           2,958,000
Other income and expenses
   Interest income                                                  101,000            439,000             516,000
   Interest expense                                                (162,000)               ---                 ---
                                                               ------------       ------------        ------------
(Loss) income before taxes                                      (16,059,000)         2,091,000           3,474,000
(Benefit from) provision for income taxes                        (2,000,000)           700,000           1,550,000
                                                               ------------       ------------        ------------
(Loss) income before minority interest in net loss
   of subsidiary                                                (14,059,000)         1,391,000           1,924,000
Minority interest in net loss of subsidiary
   (7%, 9% and 20%, respectively)                                   686,000            447,000             199,000
                                                               ------------       ------------        ------------
Net (loss) income                                              $(13,373,000)      $  1,838,000        $  2,123,000
                                                               ============       ============        ============
Weighted average number of common
   shares outstanding - basic and diluted                         1,494,900          1,546,319           1,579,251
                                                               ============       ============        ============
Basic and diluted net (loss) income per share                  $      (8.95)      $       1.19        $       1.34
                                                               ============       ============        ============

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                         Common Stock           Other                                        Total
                                     ---------------------     Paid-in        Retained       Treasury     Shareholders'
                                       Share       Amount      Capital        Earnings         Stock         Equity
                                     ----------   --------    ----------    ------------     ---------    -------------
Balance at September 30, 1998        1,618,570    $16,000     $2,058,000    $ 14,708,000     $(497,000)   $ 16,285,000
Net income                                 ---        ---            ---       2,123,000           ---       2,123,000
Purchase of common stock               (16,754)       ---        (22,000)       (598,000)          ---        (620,000)
Purchase of treasury stock                 ---        ---            ---             ---      (120,000)       (120,000)
                                     ---------    -------     ----------    ------------     ---------    ------------
Balance at September 30, 1999        1,601,816     16,000      2,036,000      16,233,000      (617,000)     17,668,000
Net income                                 ---        ---            ---       1,838,000           ---       1,838,000
Purchase of common stock               (48,560)       ---        (62,000)     (1,414,000)          ---      (1,476,000)
Purchase of treasury stock                 ---        ---            ---             ---      (172,000)       (172,000)
                                     ---------    -------     ----------    ------------     ---------    ------------
Balance at September 30, 2000        1,553,256     16,000      1,974,000      16,657,000      (789,000)     17,858,000
Net loss                                   ---        ---            ---     (13,373,000)          ---     (13,373,000)
Purchase of common stock               (19,735)    (1,000)       (25,000)       (530,000)          ---        (556,000)
                                     ---------    -------     ----------    ------------     ---------    ------------
Balance at September 30, 2001        1,533,521    $15,000     $1,949,000    $  2,754,000     $(789,000)   $  3,929,000
                                     =========    =======     ==========    ============     =========    ============

          See accompanying notes to consolidated financial statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year ended September 30
                                                                          ---------------------------------------------------
                                                                             2001                  2000             1999
                                                                          ------------          -----------       -----------
Cash flows from operating activities:
    Net (loss) income                                                     $(13,373,000)         $ 1,838,000       $ 2,123,000
    Adjustments to reconcile net income (loss) to net cash
      provided by operations:
        Write-off and expense of capitalized software                       15,048,000                  ---               ---
        Depreciation, amortization and goodwill
          impairment charges                                                 3,877,000            2,517,000         1,767,000
        Minority interest in consolidated subsidiary                          (686,000)            (447,000)         (199,000)
        Deferred income taxes                                               (2,516,000)           2,261,000            55,000
        Discount earned on U.S. Treasury Bills                                     ---              (30,000)         (240,000)
        Changes in assets and liabilities:
          (Increase) decrease in current assets
             Accounts receivable, net                                        2,378,000             (504,000)       (1,877,000)
             Income tax receivable                                           2,709,000           (2,709,000)              ---
             Inventories                                                        (6,000)             (16,000)            6,000
             Prepaid expenses and other assets                                  17,000              158,000          (216,000)
          Increase (decrease) in current liabilities
             Accounts payable                                                1,410,000              689,000           284,000
             Accrued liabilities                                                22,000               61,000          (758,000)
             Income taxes payable                                              298,000             (122,000)         (160,000)
             Deferred subscription and other revenues                         (131,000)              90,000           916,000
                                                                          ------------          -----------       -----------
               Cash provided by operating activities                         9,047,000            3,786,000         1,701,000
                                                                          ------------          -----------       -----------
Cash flows from investing activities:
    Net sales in U.S. Treasury Bills                                         1,972,000            7,233,000         3,733,000
    Capital and capitalized software expenditures, including
      acquisitions, net of cash acquired:
        Purchases of property, plant and equipment, net                     (1,796,000)          (2,219,000)       (2,141,000)
        Capitalized software                                                (8,105,000)          (6,943,000)              ---
        Acquisitions, net of cash acquired                                         ---              (10,000)       (2,834,000)
                                                                          ------------          -----------       -----------
               Net cash used for investing activities                       (7,929,000)          (1,939,000)       (1,242,000)
                                                                          ------------          -----------       -----------
Cash flows from financing activities:
    Loan proceeds                                                            2,000,000                  ---               ---
    Payment of loan principle                                                  (41,000)                 ---               ---
    Purchase of common and treasury stock                                     (556,000)          (1,648,000)         (740,000)
                                                                          ------------          -----------       -----------
               Cash provided by (used for) financing activities              1,403,000           (1,648,000)         (740,000)
                                                                          ------------          -----------       -----------
Increase (decrease) in cash and cash equivalents                             2,521,000              199,000          (281,000)

Cash and cash equivalents:
    Beginning of year                                                          380,000              181,000           462,000
                                                                          ------------          -----------       -----------
    End of year                                                           $  2,901,000          $   380,000       $   181,000
                                                                          ============          ===========       ===========
Interest paid during year                                                 $    162,000          $         -       $         -
                                                                          ============          ===========       ===========
Income taxes paid during year                                             $          -          $ 1,035,000       $ 1,830,000
                                                                          ============          ===========       ===========

          See accompanying notes to consolidated financial statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND OPERATIONS

    The Daily Journal Corporation (the "Company") publishes newspapers in California, Arizona, Colorado and Nevada, as well as the California Lawyer and Corporate Counsel magazines and produces several specialized information services. Both the Arizona and Washington Journals are now only published online. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. ("Sustain"), now a 93% owned subsidiary as of September 30, 2001, has been consolidated since it was acquired in January 1999. See Note 2. Sustain provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada and Virginia.

2.  ACQUISITIONS

    In January 1999 the Company acquired an 80% equity interest in Sustain for cash of $6.67 million. During March 2000, June 2000 and October 2001, the Company acquired additional equity interests in Sustain of 6%, 5% and 2%, respectively, for cash of approximately $7 million primarily paid to Sustain pursuant to rights offerings. The results of operations for the additional ownership interests have been included in the financial statements from the dates of such acquisitions. The acquisitions were accounted for using the purchase method of accounting; accordingly, the purchase price in excess of the net assets was allocated to purchased software ($3,275,000) and goodwill ($1,895,000). The purchased software is being amortized over five years, and during fiscal 2001, the remaining net book value of goodwill of approximately $979,000 was written off due to the asset's permanent impairment, based on current year's losses and expected future cash flows. (See Note 3.)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation: The consolidated financial statements include the accounts of the Daily Journal Corporation and its 93% owned subsidiary, Sustain. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash equivalents: The Company considers all highly liquid investments, including U.S. Treasury Bills with a maturity of three months or less when purchased, to be cash equivalents.

  Fair Value of Financial Instruments: The carrying amounts of cash, investments in U.S. Treasury Bills, accounts receivable, accounts payable and debt instrument approximate fair value because of the short maturity of these financial instruments.

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

  Capitalized Software, net:   The Company's expenditures in support of the
Sustain software are highly significant. As of September 30, 2000, capitalized Sustain software costs consisted of purchased software of $3,023,000 that was capitalized upon the acquisition of Sustain and $6,943,000 for costs related to the use of an outside service provider for a software development project. In fiscal 2001, the Company invested an additional $8,105,000 in the development of Sustain software representing costs related to the use of the outside service provider. During April 2001, the Company determined that the purchased software was both seriously flawed and seriously behind schedule, and therefore the development efforts of the outside provider were discontinued, and its work was terminated. With its flaws and incompleteness, the software development project at the time of termination was of virtually zero commercial value. As a result, the Company wrote off and expensed in fiscal 2001 capitalized software development costs aggregating $15,048,000. In partial offset, the Company booked, through reported income, a net tax benefit of $2,000,000 in fiscal 2001 after taking into account management's estimate of the timing of the utilization of all tax benefits for financial statement purposes.

  Future reported income may be increased by possible future benefits of $4,359,000 from utilization of tax loss and research credit carry-forwards as described in Note 4 of Notes to Consolidated Financial Statements.

  The Company has expanded its staff to meet its planned internal software development efforts and has also expanded relationships with other service providers. If these development programs are not successful, they will significantly and adversely impact the Company's ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain incremental internal development costs ($339,000 in fiscal 2001 and none for fiscal 2000 and 1999) are being expensed as incurred. Such costs are expected to rise from the level in fiscal 2001 and accordingly will materially impact earnings at least through fiscal 2002, and very likely much longer.

  Even after the big write-off of capitalized Sustain software in fiscal 2001, the Company retains some capitalized software on its books. The remaining capitalized software, net, represents software costs accounted for pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Costs related to the research and development of new software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. As of September 30, 2001 and 2000, capitalized software costs totaled $3,023,000, less accumulated amortization of $1,784,000, and $9,966,000, less amortization of $1,180,000, respectively. This software is being amortized over five years. Amortization expenses for capitalized software was $604,000, $689,000 and $491,000 for fiscal years 2001, 2000 and 1999, respectively.

Intangible assets: Intangible assets consisted of goodwill resulting from the acquisitions of Sustain equity in 1999, 2000 and 2001. These intangible assets were written off as of September 30, 2001 due to Sustain's losses in the current year and its expected future cash flows. The Company has determined that the carrying amount of the intangible assets may not be recoverable.

  Revenue Recognition: Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term.

  The Company recognizes revenues from both the lease and sale of software products. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are recognized normally upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized as performed.

  Supplemental Employee Compensation Plan: In fiscal 1987 the Company implemented a Plan for Supplemental Employee Compensation that entitles an employee to participate in pre-tax earnings of the Company for the lesser of (i) ten years or (ii) as long as that employee remains employed or is in retirement following employment to age 65. Non-negotiable certificates of employee participant interests entitled employees to receive 12.49% of income before taxes and supplemental compensation expenses in fiscal 2001, 11.69% (amounting to about $343,000) in fiscal year 2000 and 11.58% (amounting to about $493,000) in fiscal 1999. There were no pre-tax earnings in fiscal 2001 and thus no payment pursuant to the plan. In addition, the employee holders of certificates are entitled to receive the same percentage of pre-tax earnings in each of the next nine years subsequent to the year of the grant of the certificate provided they remain employed or are in retirement following employment to age 65.

  Treasury stock and net (loss) income per common share: As of September 30, 2001 and 2000, the Company owned 43,271 of the 599,409 units of a limited partnership that has no known liabilities and owns as its sole asset 599,409 shares of common stock of Daily Journal Corporation. This investment, at a total cost of $789,000, is considered treasury stock and is excluded from the calculation of weighted average shares. The net (loss) income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,494,900 for 2001, 1,546,319 for 2000 and 1,579,251 for

1999. The Company does not have any common stock equivalents, and therefore basic and diluted net (loss) income per share are the same.

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

  Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year's presentation.

  Impairment of Long-Lived Assets: The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. In fiscal 2001, the Company determined that the carrying value of its existing unamortized goodwill was impaired and recorded a write-off, which resulted in an additional loss of approximately $979,000 ($.41 net loss per share).

  Effects of New Accounting Pronouncements:   In December 1999, the Securities
and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under various circumstances. The Company has adopted SAB 101 effective the fourth quarter of the Company's fiscal year ended
September 30, 2001. The effect of adopting SAB 101 did not have any material impact to the Company's financial position or results of operations.

  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company does not believe that the adoption of these statements will have a material impact on the financial statements.

  In August 2001, the Financial Accounting Standard Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121. SFAS 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No.144 is effective for fiscal years beginning after December 15, 2001, with early application encouraged. The Company is currently evaluating the impact of this adoption of SFAS No. 144. The Company does not believe that the adoption of these statements will have a material impact on the financial statements.

4.  INCOME TAXES

    The provision for income taxes (benefits) consists of the following:

                                 2001               2000             1999
                              -----------        -----------       ----------
    Current:
         Federal              $   355,000        $(1,307,000)      $1,194,000
         State                    161,000          ( 254,000)         302,000
                              -----------        -----------       ----------
                                  516,000         (1,561,000)       1,496,000
                              -----------        -----------       ----------
    Deferred:
         Federal               (1,981,000)         1,848,000           71,000
         State                   (535,000)           413,000          (17,000)
                              -----------        -----------       ----------
                               (2,516,000)         2,261,000           54,000
                              -----------        -----------       ----------
                              $(2,000,000)       $   700,000       $1,550,000
                              ===========        ===========       ==========

    The difference between the statutory federal income tax rate and the Company's effective rate is summarized below:

                                                                        2001                    2000                  1999
                                                                       ------                   ----                  ----
Statutory federal income tax rate                                       (34.0%)                 34.0%                 34.0%
State franchise taxes (net of federal tax benefit)                       (1.5%)                  5.1%                  5.4%
Research and development tax credit                                       1.6%                  (7.9%)                 ---
Other, net, primarily amortization of goodwill and
      write-down of deferred tax asset                                   21.4%                   2.3%                  5.2%
                                                                       ------                   ----                  ----
   Effective tax rate                                                  (12.5%)                  33.5%                 44.6%
                                                                       ======                   ====                  ====

  The Company's deferred income tax assets/(liability) were comprised of the following at September 30:

                                                                      2001                2000               1999
                                                                   -----------         -----------         ----------
Deferred tax assets/(liability) attributable to:
         Accrued liabilities, including vacation pay accrual       $   513,000         $ 1,099,000         $  435,000
         Bad debt reserves not yet deductible                          199,000             214,000            303,000
         Depreciation and amortization                                  13,000                 ---            338,000
         Net operating loss and research credit carry-
          forwards, other                                            4,359,000              77,000            107,000
                                                                   -----------         -----------         ----------
             Total deferred tax assets                               5,084,000           1,390,000          1,183,000
                                                                   -----------         -----------         ----------
         Deferred tax asset - valuation allowance                   (4,359,000)                ---                ---
         Depreciation and amortization                                     ---          (3,181,000)               ---
                                                                   -----------         -----------         ----------
             Total deferred tax liabilities                         (4,359,000)         (3,181,000)               ---
                                                                   -----------         -----------         ----------
         Net deferred tax asset (liability)                        $   725,000         $(1,791,000)        $1,183,000
                                                                   ===========         ===========         ==========

  At September 30, 2001 the Company has a net deferred tax asset of $5,084,000 primarily related to the current year's net operating loss carry-forwards of $4,359,000. Due to the uncertainty surrounding the timing of realizing the benefits of its tax attribute in future tax returns, the Company has provided a valuation allowance against the asset of $4,359,000.

  The Company has net operating losses available to be carried forward to offset future taxable income as follows:

      Year Generated                  Amount                  Expiration Date
      --------------                  ------                  ---------------
        9/30/2000        $2,600,000 (California NOL only)         9/30/2015
        9/30/2001        $5,681,000 (Federal NOL only)            9/30/2021
        9/30/2001        $4,773,000 (California NOL only)         9/30/2016


  In addition, the Company has Research and Development Credits available to be carried forward to offset future federal tax as follows:

      Year Generated                  Amount                  Expiration Date
      --------------                  ------                  ---------------
        9/30/2000                    $355,000                     9/30/2020
        9/30/2001                    $250,000                     9/30/2021


5.  COMMITMENTS AND CONTINGENCIES


  The Company owns office and printing facilities in Los Angeles, office and storage facilities in Sacramento and leases space for its other offices under operating leases which expire at various dates through 2004. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.

  Future minimum rental payments required under the above operating leases at September 30, 2001 are as follows:

                        YEAR ENDING
                       SEPTEMBER 30       COMMITMENT
                       ------------       ----------
                           2002           $  810,000
                           2003              768,000
                           2004              481,000
                                          ----------
                                          $2,059,000
                                          ==========

  Rental expenses for the fiscal years 2001, 2000 and 1999 were $939,000, $886,000 and $646,000, respectively.

  Management has received information furnished by legal counsel on the current stage of all outstanding legal proceedings and the development of these matters to date. Also, Sustain is in the process of attempting to resolve certain issues between it and the terminated outside service provider, including the amounts due to each of them from the other. In addition, the Company has learned that on December 4, 2001, the terminated outside service provider filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Colorado. There can be no assurance that Sustain and the service provider will come to a mutually acceptable resolution of the issues between them. Based upon its review of these issues, it is the opinion of management that adequate provision has been made and that the ultimate liability, if any, should not materially impact the consolidated financial statements.

6.  DEBT:

    In January 2001, the Company obtained a $4 million revolving bank line of credit bearing interest payable monthly at a quarter point under the prime rate, which expires in January 2002. Such line of credit is secured by substantially
all of the Company's non-real estate assets.   As of September 30, 2001, there
was no borrowing under this line of credit. In addition, the Company has a real estate loan of $1,959,000 which bears interest at approximately 8% to be repayable in equal monthly installments through 2016. The real estate loan is secured by the Company's existing facilities in Los Angeles.

7.  OPERATING SEGMENTS

    As a result of its acquisition of Sustain, the Company now has two segments of business. The Company's reportable segments are (1) non-Sustain and
(2) Sustain. The non-Sustain segment publishes the Company's newspapers and magazines and produces several specialized information services. The Sustain segment provides the SUSTAIN(R) family of products which consists of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. The accounting policies of the reportable segments are the same as those described in Note 3 of Notes to Consolidated Financial Statements. Inter-segment transactions were eliminated, and the reported segment loss of Sustain was net of the minority interest. Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                                          Reportable Segments
                                                     ------------------------------------       Total Results
                                                       Non-Sustain           Sustain          For Both Segments
                                                     ----------------   -----------------   ---------------------
                                                                         (in thousands)
        2001
            Revenues                                         $33,169            $  2,055             $ 35,224
            Profit (loss) before taxes                         4,302             (19,675)             (15,373)
            Total assets                                      18,423               2,744               21,167
            Capital expenditures                               1,635               8,266                9,901
            Depreciation, amortization and goodwill
              impairment charges                               1,641               2,236                3,877
            Income tax benefits (expenses)                    (1,390)              3,390                2,000
            Total after-tax income (loss)                      2,912             (16,285)             (13,373)

        2000
            Revenues                                         $35,016            $  2,328             $ 37,344
            Profit (loss) before taxes                         5,663              (3,125)               2,538
            Total assets                                      19,104              15,946               35,050
            Capital expenditures                               1,647               7,525                9,172
            Depreciation and amortization                      1,355               1,162                2,517
            Income tax benefits  (expenses)                   (1,930)              1,230                 (700)
            Total after-tax income (loss)                      3,733              (1,895)               1,838

        1999
            Revenues                                         $35,142            $  1,213             $ 36,355
            Profit (loss) before taxes                         4,864              (1,191)               3,673
            Total assets                                      23,771               7,754               31,525
            Capital expenditures                               1,959                 182                2,141
            Depreciation and amortization                      1,147                 620                1,767
            Income tax benefits  (expenses)                   (1,945)                395               (1,550)
            Total after-tax income (loss)                      2,919                (796)               2,123

8.  RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)


                                                                             Quarter ended
                                                       --------------------------------------------------------------
                                                         12/00              03/01            06/01            09/01
                                                        ------           --------          -------          -------
                                                                  (in thousands except per share amounts)
     2001
       Revenues                                         $8,528           $  8,738          $ 9,294          $ 8,664
       Costs and expenses                                8,643             21,565           10,761           10,253
       Loss from operations                               (115)           (12,827)          (1,467)          (1,589)
       Other income and expenses                            36                (41)             (37)             (19)
       Loss before taxes                                   (79)           (12,868)          (1,504)          (1,608)
       (Benefits from) provision for
        income taxes                                       (30)            (5,290)            (685)           4,005
       Loss before minority interest in net loss of
        subsidiary                                         (49)            (7,578)            (819)          (5,613)
       Minority interest in net loss of subsidiary          46                604               36              ---
       Net loss                                             (3)            (6,974)            (783)          (5,613)
       Basic and diluted net loss per share               (.00)             (4.68)            (.53)           (3.74)

     2000
       Revenues                                         $8,804           $  9,797          $ 9,626          $ 9,117
       Costs and expenses                                8,250              9,013            9,143            9,286
       Income/(loss) before taxes                          670                917              587              (83)
       Provision for (benefits from)
        income taxes                                       315                425              350             (390)
       Income before minority interest in net loss of
        subsidiary                                         355                492              237              307
       Minority interest in net loss of subsidiary          80                 54              238               75
       Net income                                          435                546              475              382
       Basic and diluted net income per share              .28                .35              .31              .25

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth in the tables, the notes thereto, and the paragraphs under the caption "Election of Directors" in the Company's Proxy Statement for Annual Meeting of Shareholders to be held on or about February 5, 2002 (the "Proxy Statement"), is incorporated herein by reference. The information set forth under Item 1 of this Form 10-K under the caption "Executive Officers of Registrant" is also incorporated herein by reference.

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

                                    PART IV

Item 14(a). Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

  The following documents are filed as part of this Report:

(1)     Consolidated Financial Statements:

        Report of Ernst & Young LLP, Independent Auditors

        Consolidated Balance Sheets at September 30, 2001 and 2000

        Consolidated Statements of Operations for each of the three years in the period ended September 30, 2001

        Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 2001

        Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2001

        Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule for the three years ended September 30, 2001:

        II   Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)     Exhibits

 2.1 Stock Purchase Agreement, dated as of January 22, 1999, by and among Daily Journal Corporation, Choice Information Systems, Inc.,
        Michael W. Payton and Terence E. Hahm. (=)

 2.2 Asset Purchase Agreement, dated as of January 22, 1999, by and among Choice Information Systems, Inc., Quindeca Corporation and
        Jerry L. Short. (=)

 3.1    Articles of Incorporation of Daily Journal Corporation, as amended. (+)

 3.2    Bylaws of Daily Journal Corporation. (#)

10.1 Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Michael W. Payton. (=)

10.2 Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Jerry L. Short. (=)

10.3 Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Terence E. Hahm. (=)

10.4 Shareholder's Agreement, dated as of January 22, 1999, among Choice Information Systems, Inc., Daily Journal Corporation, Quindeca Corporation, Michael W. Payton and Terence E. Hahm. (=)

10.5 Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation ("DJC") Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC, Based on Pre-tax Earnings of Common Shares of DJC. (+) (++)

10.7 Lease dated December 9, 1998 between Daily Journal Corporation and One Trinity Center. (+)

10.8 Lease dated August 26, 1999 between Sustain Technologies, Inc. and The Prudential Insurance Company of America. (+)

10.9 Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank. (o)

10.10 Deed of Trust, Assignment of Rents and Fixture Filing, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank. (o)

10.11 Letter Agreement, dated January 2, 2001, regarding the Promissory Note dated January 2, 2001 in the principal amount of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank. (o)

10.12 Promissory Note, dated January 2, 2001, in the principal amount of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank. (o)

10.13 Commercial Security Agreement, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank. (o)

10.14 Commercial Security Agreement, dated January 2, 2001, executed by Sustain Technologies, Inc. in favor of City National Bank. (o)

21.0 SUSTAIN Technologies, Inc., a Virginia Corporation ("Sustain"), is a 93% owned subsidiary of the Daily Journal Corporation that was acquired in January 1999. Prior to September 28, 1999, Sustain did business as Choice Information Systems, Inc.

99.1   Press Release of Daily Journal Corporation issued January 27, 1999.  (=)

(+) Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 1999.
(++)  Management Compensatory Plan.
(=) Filed as an Exhibit bearing the same number to the current report on Form 8-K dated January 27, 1999.
(#) Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2000.
(o) Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2000.

ITEM 14(b).   REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended September 30, 2001.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               DAILY JOURNAL CORPORATION


                               By     /s/ Gerald L. Salzman
                                 -------------------------------
                                          Gerald L. Salzman
                                          President

Date:  December 28, 2001

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


     SIGNATURE                     TITLE                         DATE
     ---------                     -----                         ----

/s/ Charles T. Munger      Chairman of the Board            December 28, 2001
________________________
Charles T. Munger


/s/ Gerald L. Salzman       President, Treasurer,            December 28, 2001
________________________    Chief Financial Officer,
Gerald L. Salzman           Principal Accounting Officer
                            and Director


/s/ J.P. Guerin             Director                         December 28, 2001
________________________
J.P. Guerin


________________________    Director
Donald W. Killian, Jr.



________________________    Director
George C. Good

                           DAILY JOURNAL CORPORATION

               SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS


                                                                        ADDITIONS          ACCOUNTS
                                                     BALANCE AT        CHARGED TO          CHARGED          BALANCE
                                                      BEGINNING         COSTS AND          OFF LESS          AT END
DESCRIPTION                                           OF PERIOD         EXPENSES          RECOVERIES       OF PERIOD
-----------                                         --------------   ---------------   ----------------   ------------
2001
  Allowance for doubtful accounts................      $500,000          $245,000         $(245,000)       $500,000
                                                       ========          ========         =========        ========
2000
  Allowance for doubtful accounts................      $800,000          $401,000         $(701,000)       $500,000
                                                       ========          ========         =========        ========
1999
  Allowance for doubtful accounts................      $700,000          $186,000         $ (86,000)       $800,000
                                                       ========          ========         =========        ========