Form 10-K405/A
period 2001-09-30
DAILY JOURNAL CORP
filed 2002-01-11
CIK 783412

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-K/A

(MARK ONE)

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                             --------------------

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

                             --------------------

  Documents incorporated by reference:   Portions of the Proxy Statement for the
Annual Meeting of Shareholders to be held during February 2002 are incorporated by reference into Part III.

  This Amendment No. 1 to Form 10-K is being filed to amend (i) Part II, Item 6- -Selected Financial Data (specifically, the amount of "working capital as conventionally reported" in the Consolidated Balance Sheet Data for September 30, 1999), (ii) Part II, Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations (specifically, the comparison of fiscal year ended September 30, 2001 to fiscal year ended September 30, 2000 in the "Results of Operations" section), and (iii) Part II, Item 8--Financial Statements and Supplementary Data (specifically, Note 7 to the Company's Consolidated Financial Statements) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "10-K").

                                    PART II

Item 6.  Selected Financial Data.

  The amount of $6,200,000 listed as "working capital as conventionally reported" in the Consolidated Balance Sheet Data for September 30, 1999 (appearing on page 16 of the 10-K) is hereby amended by substituting the amount of $6,040,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

  The first two sentences of the last paragraph of the section titled "Results of Operation--2001 Compared to 2000" (appearing on page 18 of the 10-K) are hereby amended by deleting such sentences in their entirety and replacing them with the following:

  The Company's non-Sustain business segment pretax profit decreased by $2,047,000 (36%) to $3,616,000 from $5,663,000, primarily due to a downturn in commercial advertising and fewer court rule subscriptions. Sustain's business segment pretax loss increased by $15,864,000 primarily because of the write-offs of (i) the capitalized Sustain software development costs of $15,048,000 and
(ii) the remaining Sustain goodwill of $979,000 as well as reduced consulting revenues.

Item 8.  Financial Statements and Supplementary Data.

  The chart containing summarized financial information concerning the Company's reportable segments for fiscal year 2001 (appearing on page 33 of the 10-K) is hereby amended by deleting such chart in its entirety and replacing it with the following:

                                                       Reportable Segments
                                               ------------------------------------     Total Results
                                                 Non-Sustain          Sustain          For Both Segments
                                               ----------------  ------------------  ---------------------
                                                                     (in thousands)
2001
  Revenues                                             $33,169            $  2,055               $ 35,224
  Profit (loss) before taxes                             3,616             (18,989)               (15,373)
  Total assets                                          18,423               2,744                 21,167
  Capital expenditures                                   1,635               8,266                  9,901
  Depreciation, amortization and
   goodwill impairment charges                           1,641               2,236                  3,877
  Income tax benefits  (expenses)                       (1,390)              3,390                  2,000
  Total after-tax income (loss)                          2,226             (15,599)               (13,373)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  January 10, 2002         DAILY JOURNAL CORPORATION


                                By:  /s/ Gerald L. Salzman
                                    ---------------------------------------
                                      Gerald L. Salzman
                                      President, Treasurer, Chief Financial
                                      Officer and Principal Accounting Officer

                           Daily Journal Corporation

               Schedule II --- Valuation and Qualifying Accounts

                                                                       Additions         Accounts
                                                      Balance at       Charged to         Charged         Balance
                                                      Beginning        Costs and         off less         at End
Description                                           of Period        Expenses         Recoveries      of Period
-----------                                        ---------------  ---------------  ----------------  ------------
2001
  Allowance for doubtful accounts................         $500,000         $245,000        $(245,000)      $500,000
                                                          ========         ========        =========       ========
2000
  Allowance for doubtful accounts................         $800,000         $401,000        $(701,000)      $500,000
                                                          ========         ========        =========       ========
1999
  Allowance for doubtful accounts................         $700,000         $186,000        $ (86,000)      $800,000
                                                          ========         ========        =========       ========

                                 Exhibit Index

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