Form 10-Q
period 2001-12-31
DAILY JOURNAL CORP
filed 2002-02-14
CIK 783412

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                         Commission File Number 0-14665

                            DAILY JOURNAL CORPORATION
              -----------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                           Outstanding at January 31, 2002
---------------------------------------         -------------------------------
Common Stock, par value $,01 per share                 1,533,521 shares

                                    1 of 17

                            DAILY JOURNAL CORPORATION


                                      INDEX

                                                                  Page Nos.

PART I   Financial Information

         Item 1.  Financial statements

              Consolidated Balance Sheets -
                 December 31, 2001 and September 30, 2001             3

              Consolidated Statements of Operations -
                 Three months ended December 31, 2001 and 2000        4

              Consolidated Statements of Cash Flows -
                 Three months ended December 31, 2001 and 2000        5

              Notes to Consolidated Financial Statements              6

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations           9

PART II  Other Information

              Item 5.  Other Information                             12

              Item 6.  Exhibits and Reports on Form 8-K              12

                                    2 of 17

                                     PART I
                          Item 1. Financial Statements
             DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      December 31          September 30
                                                                                         2001                  2001
                                                                                     ------------          ------------
ASSETS
Current assets
     Cash and cash equivalents                                                        $   630,000          $ 2,901,000
     U.S. Treasury Bills, at cost plus discount earned                                  2,484,000                  ---
     Accounts receivable, less allowance for doubtful account of $500,000
        at December 31, 2001 and September 30, 2001                                     5,530,000            6,597,000
     Inventories                                                                           57,000               67,000
     Prepaid expenses and other assets                                                    157,000              154,000
     Deferred income taxes                                                                736,000              696,000
                                                                                      -----------          -----------
            Total current assets                                                        9,594,000           10,415,000
                                                                                      -----------          -----------
Property, plant and equipment, at cost:
     Land, buildings and improvements                                                   8,571,000            8,568,000
     Furniture and office equipment                                                     6,694,000            6,326,000
     Machinery and equipment                                                            1,470,000            1,533,000
                                                                                      -----------          -----------
                                                                                       16,735,000           16,427,000
     Less accumulated depreciation                                                     (7,294,000)          (6,943,000)
                                                                                      -----------          -----------
                                                                                        9,441,000            9,484,000

Capitalized software, net                                                               1,088,000            1,239,000

Deferred income taxes                                                                         ---               29,000
                                                                                      -----------          -----------
                                                                                      $20,123,000          $21,167,000
                                                                                      ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $ 4,670,000          $ 5,124,000
     Accrued liabilities                                                                1,580,000            2,080,000
     Notes payable - current portion                                                       84,000               75,000
     Income taxes                                                                         204,000              298,000
     Deferred subscription revenue and other revenues                                   7,886,000            7,777,000
                                                                                      -----------          -----------
            Total current liabilities                                                  14,424,000           15,354,000
                                                                                      -----------          -----------

Deferred income taxes                                                                      67,000                  ---
Notes payable - long-term portion                                                       1,857,000            1,884,000
Minority interest in subsidiary (7%)                                                          ---                  ---
Shareholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized and
        no shares issued                                                                      ---                  ---
     Common stock, $.01 par value, 5,000,000 shares authorized;
       1,533,521 shares outstanding                                                        15,000               15,000
     Other paid-in capital                                                              1,949,000            1,949,000
     Retained earnings                                                                  2,600,000            2,754,000
     Less 43,271 treasury shares, at cost                                                (789,000)            (789,000)
                                                                                      -----------          -----------
            Total shareholders' equity                                                  3,775,000            3,929,000
                                                                                      -----------          -----------
                                                                                      $20,123,000          $21,167,000
                                                                                      ===========          ===========

         See accompanying notes to consolidated financial statements.

                                    3 of 17

                            DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Three months
                                                                                       ended December 31
                                                                          ------------------------------------------
                                                                                   2001                  2000
                                                                            -----------------     -----------------
Revenues:
    Advertising                                                                $3,914,000              $4,481,000
    Circulation                                                                 2,759,000               2,889,000
    Information systems and services                                              508,000                 417,000
    Advertising service fees and other                                            821,000                 741,000
                                                                               ----------              ----------
                                                                                8,002,000               8,528,000
                                                                               ----------              ----------
Costs and expenses:
    Salaries and employee benefits                                              4,417,000               4,308,000
    Newsprint and printing expenses                                               574,000                 777,000
    Commissions and other outside services                                      1,272,000               1,468,000
    Postage and delivery expenses                                                 504,000                 486,000
    Depreciation and amortization                                                 565,000                 655,000
    Other general and administrative expenses                                     803,000                 949,000
                                                                               ----------              ----------
                                                                                8,135,000               8,643,000
                                                                               ----------              ----------
Loss from operations                                                             (133,000)               (115,000)
Other income and expense:
    Interest income                                                                19,000                  36,000
    Interest expense                                                              (40,000)                    ---
                                                                               ----------              ----------
Loss before taxes                                                                (154,000)                (79,000)
Benefits from income taxes                                                            ---                  30,000
                                                                               ----------              ----------
Loss before minority interest in net loss of subsidiary                          (154,000)                (49,000)
Minority interest in net loss of subsidiary (7%)                                      ---                  46,000
                                                                               ----------              ----------
Net loss                                                                       $ (154,000)             $   (3,000)
                                                                               ==========              ==========

Weighted average number of common
   shares outstanding - basic and diluted                                       1,490,250               1,508,677
                                                                               ----------              ----------
Basic and diluted net income (loss) per share                                  $     (.10)             $     (.00)
                                                                               ----------              ----------


         See accompanying notes to consolidated financial statements.

                                    4 of 17

                            DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three months
                                                                                         ended December 31
                                                                                -----------------------------------
                                                                                      2001               2000
                                                                                    --------           ---------
Cash flows from operating activities:
      Net loss                                                                   $   (154,000)         $   (3,000)
      Adjustments to reconcile net income to net cash
         provided by operations:
           Depreciation and amortization                                              565,000             655,000
           Minority interest in consolidated subsidiary                                   ---             (46,000)
           Deferred income taxes                                                       56,000             (31,000)
           Income tax receivable                                                          ---               1,000
           Discount earned on U.S. Treasury Bills                                      (4,000)                ---
           Changes in assets and liabilities:
            (Increase) decrease in current assets
               Accounts receivable, net                                            1,067,000              (55,000)
               Inventories                                                            10,000               42,000
               Prepaid expenses and other assets                                      (3,000)             (32,000)
             Increase (decrease) in current liabilities
               Accounts payable                                                     (454,000)             622,000
               Accrued liabilities                                                   (500,000)          1,441,000
               Income taxes payable                                                   (94,000)                ---
               Deferred subscription and other revenues                               109,000            (475,000)
                                                                                 ------------         -----------
                     Cash provided by operating activities                            598,000           2,119,000
                                                                                 ------------         -----------

Cash flows from investing activities:
      Net (purchases) sales in U.S. Treasury Bills                                (2,480,000)           1,972,000
      Capital and capitalized software expenditures:
           Purchases of property, plant and equipment, net                          (371,000)            (487,000)
           Capitalized software for Sustain                                              ---           (2,746,000)
                                                                                 -----------          -----------
               Net cash used for investing activities                             (2,851,000)          (1,261,000)
                                                                                 -----------          -----------
Cash flows from financing activities:
      Payment of loan principal                                                      (18,000)                 ---
      Purchase of common stock                                                           ---             (554,000)
                                                                                 -----------          -----------
                     Cash used for financing activities                              (18,000)            (554,000)
                                                                                 -----------          -----------
(Decrease) increase in cash and cash equivalents                                  (2,271,000)             304,000

Cash and cash equivalents:
      Beginning of period                                                           2,901,000             380,000
                                                                                 ------------         -----------
      End of period                                                              $    630,000         $   684,000
                                                                                 ============         ===========
Interest paid during period                                                      $     40,000         $       ---
                                                                                 ============         ===========


         See accompanying notes to consolidated financial statements.

                                5 of 17

                            DAILY JOURNAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - The Corporation and Operations:

     Daily Journal Corporation (the "Company") publishes newspapers in California, Arizona, Colorado and Nevada, as well as the California Lawyer magazine and produces several specialized information services. Both the Arizona and Washington Journals are now only published online. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. ("Sustain"), now a 93% owned subsidiary as of December 31, 2001, has been consolidated since it was acquired in January 1999. Sustain provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations and will in the future allow users to file cases electronically and the courts to publish information online. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada and Virginia.

Note 2 - Basis of Presentation:

     In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of December 31, 2001, the results of operations for the three-month periods ended December 31, 2001 and 2000 and its cash flows for the three months ended December 31, 2001 and 2000. The results of operations for the three months ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

    The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Note 3 - Basic and Diluted Income (Loss) Per Share:

     The Company does not have any common stock equivalents, and therefore the basic and diluted income (loss) per share are the same.

                                    6 of 17

Note 4 - Operating Segments:

     Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                                                      Reportable Segments             Total Results
                                                                      -------------------                for both
                                                                 Non-Sustain          Sustain            Segments
                                                                 -----------          -------            --------
Three months ended December 31, 2001
------------------------------------
Revenues                                                         $ 7,495,000        $    507,000        $ 8,002,000
Profit (loss) before taxes, net of minority interest                 865,000          (1,019,000)          (154,000)
Total assets                                                      18,751,000           1,372,000         20,123,000
Capital expenditures                                                 350,000              21,000            371,000
Depreciation and amortization                                        364,000             201,000            565,000
Income tax benefits (expenses)                                      (340,000)            340,000              ---
Total after-tax income (loss)                                        525,000            (679,000)          (154,000)

Three months ended December 31, 2000
------------------------------------
Revenues                                                         $ 8,111,000        $    417,000        $ 8,528,000
Profit (loss) before taxes, net of minority interest                 929,000            (962,000)           (33,000)
Total assets                                                      17,282,000          18,232,000         35,514,000
Capital expenditures                                                 440,000           2,793,000          3,233,000
Depreciation and amortization                                        348,000             307,000            655,000
Income tax benefits (expenses)                                      (340,000)            370,000             30,000
Total after-tax income (loss)                                        589,000            (592,000)            (3,000)


Note 5 - Capitalized Software, net:

     The Company's expenditures in support of the Sustain software are highly significant. The capitalized Sustain software costs consists of purchased software upon the acquisition of Sustain of $3,023,000, less accumulated amortization of $1,935,000 and $1,784,000 as of December 31, 2001 and September 30, 2001, respectively. The remaining capitalized software, net, represents software costs accounted for pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Costs related to the research and development of new software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. During fiscal 2001 and 2000, there were also capitalized costs of $15,048,000 for the development of Sustain software related to the use of an outside service provider. In April 2001, the Company determined that the purchased software was both seriously flawed and seriously behind schedule, and therefore the development efforts of the outside provider were discontinued, and its work was terminated. With its flaws and incompleteness, the software development project at the time of termination was of virtually zero commercial value. As a result, the Company wrote off and expensed in fiscal 2001 capitalized software development costs aggregating $15,048,000. In partial offset, the Company booked, through reported income, a net tax benefit of $2,000,000 in fiscal 2001 after taking into account management's estimate of the timing of the utilization of all tax benefits for financial statement purposes.

     At December 31, 2001, the Company has a net deferred tax asset of $5,095,000 primarily related to fiscal 2001's net operating loss and research and development credit carry-forwards which expire in years 2015 through 2021. Due to the uncertainty surrounding the timing of realizing the benefits of its

                                    7 of 17
tax attributes in future tax returns, the Company has provided a valuation allowance against the asset of $4,359,000, resulting in a net deferred tax asset of $736,000.

     The Company has expanded its staff to meet its planned internal software development efforts and has also expanded relationships with other service providers. If these development programs are not successful, they will significantly and adversely impact the Company's ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain incremental internal development costs ($486,000 during the period ended December 31, 2001 and none in the quarter ended December 31, 2000) are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2002, and very likely much longer.

     Management believes that both accounting for capitalized software costs and income tax accounting are critical accounting policies.

Note  6 - Debt and Operating Lease Commitments:

     In January 2002, the Company renewed its $4 million revolving bank line of credit bearing interest payable monthly at a quarter point under the prime rate, which expires on April 1, 2003. Such line of credit is secured by substantially all of the Company's non-real estate assets. As of December 31, 2001, there was no borrowing under this line of credit. In addition, the Company has a real estate loan of $1,941,000, which bears interest at approximately 8% and is repayable in equal monthly installments through 2016. The real estate loan is secured by the Company's existing facilities in Los Angeles.

     The Company owns office and printing facilities in Los Angeles, office and storage facilities in Sacramento and leases space for its other offices under operating leases which expire at various dates through 2004. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Minimum rental payments required under the operating leases for fiscal 2002, 2003, and 2004 are $810,000, $768,000 and $481,000, respectively.

                                    8 of 17

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

     Revenues were $8,002,000 and $8,528,000 for the three months ended December 31, 2001 and 2000, respectively. This decrease of $526,000 (6%) was primarily attributable to a decline in revenues from display and classified advertising which was partially offset by the advertising and subscription rate increases.

     Display advertising and conference revenues declined by $416,000, and classified advertising revenues decreased by $159,000. Public notice advertising revenues increased by $8,000. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 29% of the Company's total revenues. Circulation revenues decreased an aggregate of $130,000 primarily because the subscription revenues from the semi-annual California Directory of Attorneys were recognized in December 2000 and deferred to January 2002 because of a change in the production process. The Daily Journals accounted for about 71% of the Company's total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 18% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information and system service revenues increased by $91,000 primarily because of increased consulting revenues of Sustain. The Company's revenues derived from Sustain's operations constituted about 6% and 5% of the Company's total revenues for the three months ended in December 31, 2001 and 2000, respectively.

     Costs and expenses decreased by $508,000 (6%), to $8,135,000 from $8,643,000. Total personnel costs were $4,417,000, representing an increase of $109,000 (3%), primarily because of the expanded staff to develop Sustain software. Newsprint and printing expenses decreased by $203,000 (26%) primarily because of the deferral of the printing of the California Directory of Attorneys and the reduction in newsprint usage and prices. Commissions and other outside services decreased by $196,000 (13%) primarily because of fewer commissionable commercial advertising sales. Depreciation and amortization expenses decreased by $90,000 (14%) primarily because the Sustain goodwill had all been written off as of September 30, 2001. Other expenses declined by $146,000 (15%) mainly resulting from less bad debt expenses and reduced legal fees. There was interest expense of $40,000 during this quarter for the Company's bank loans.

     The Company's expenditures in support of the Sustain software are highly significant and will grossly impact overall results at least through fiscal 2002, and very likely much longer. These Sustain incremental internal development costs aggregated $486,000 for the three months ended December 31, 2001 and none in the quarter ended December 31, 2000. During fiscal 2001 and 2000, there were about $15,048,000 of expenses, representing costs for the development of Sustain software related to the use of an outside service provider. In April 2001, the Company determined that the purchased software so provided was not functioning as intended, and therefore the development efforts of the outside provider were discontinued, and its work was terminated. The software development project was both seriously flawed and seriously behind schedule at the time of termination and was, therefore, of virtually zero commercial value. As a result, the Company wrote off and expensed in fiscal 2001 capitalized software development costs aggregating $15,048,000. The Company also booked a net tax benefit of $2,000,000 in fiscal 2001 based on management's estimate of the timing of the utilization of tax benefits, for financial statement purposes, from overall losses attributable to the Sustain segment. In future years, there may be substantial additional tax benefits from past Sustain-segment losses.

                                    9 of 17

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

     The Company's non-Sustain business segment pretax profit decreased by $64,000 (7%) to $865,000 from $929,000, primarily due to a downturn in commercial advertising revenues. Sustain's business segment pretax loss increased by $57,000 to $1,019,000 from $962,000 primarily because Sustain software development costs are now being expensed as incurred. The consolidated net loss for the three months ended December 31, 2001 was $154,000 as compared with $3,000 in the prior comparable period. Net loss per share increased to $0.10 from $0.00.

Liquidity and Capital Resources

     During the three months ended December 31, 2001, the Company's cash and cash equivalent and U.S. Treasury Bill positions increased by $213,000. Cash and cash equivalents were used for the purchase of capital assets of $371,000. The cash provided by operating activities of $598,000 included a net increase in prepayments for subscriptions and others of $109,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities decreased by $1,521,000 during the three months ended December 31, 2001 when compared with the same prior year period primarily due to the changes in accounts receivable because of the decline in commercial advertising sales and accounts payable because of the timing of payments for services. There continue to be outstanding issues between Sustain and the terminated outside service provider, including the amounts due to each of them from the other. In addition, the Company has learned that on December 4, 2001, the terminated outside service provider filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Colorado. The bankruptcy of the terminated outside service provider complicates our ability to resolve outstanding issues with it, and there can be no assurance that Sustain and the service provider will come to a mutually acceptable resolution of the issues between them. It is the opinion of management, however, that adequate provision has been made for any amounts that may become due as a result of the dispute. Nonetheless, the pendency of these issues could have an impact on Sustain's ability to attract new customers or work with its existing customers. During fiscal 2002, the Company expects its total expenditures in support of the development of the Sustain software to continue to be very significant, but much below the level of the prior year. As of December 31, 2001, the Company had working capital of $3,056,000 before deducting the liability for deferred subscription revenues and other revenues of $7,886,000 which will be earned within one year.

     In January 2002, the Company renewed its $4 million revolving bank line of credit, which expires on April 1, 2003. This line of credit is secured by substantially all of the Company's non-real estate assets. As of December 31, 2001, there was no borrowing under this line of credit. The Company expects that it will be able to extend or refinance the amounts available or outstanding under this line of credit on or before the maturity date. There can be no assurance, however, that a change in the Company's business or prospects will not result in an inability to refinance on the same or similar terms. If additional funds are required, the Company may, among other things, change Sustain's development strategy or attempt to secure additional financing, which may or may not be available to the Company on acceptable terms.

     The Company also has a real estate loan of $1,941,000 secured by its existing Los Angeles facilities. The Company intends to begin construction of a new building in Los Angeles estimated to cost

                                   10 of 17
approximately $2.5 million possibly in fiscal 2002, and it has a commitment from a bank to loan the Company up to an additional $2 million when its new building is completed.

     The above discussion and analysis for the three months ended December 31, 2001 and 2000 should be read in conjuction with the unaudited consolidated financial statements and the notes thereto included in this report.

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

                                   11 of 17

                           DAILY JOURNAL CORPORATION

                          PART II - OTHER INFORMATION

Item 5.  Other Information

     In January 2002, the Company renewed its $4 million revolving bank line of credit which expires on April 1, 2003. This line of credit is secured by substantially all of the Company's non real-estate assets. At the time of renewal, there was no borrowing under this line of credit. The documents evidencing the renewal are attached as exhibit hereto. The original Letter Agreement and Promissory Note were filed as exhibit to the Company's Form 10-Q for the quarter ended December 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K:


     (A) Exhibits - The following exhibit is filed herewith:

         10.1 Letter Agreement, dated January 28, 2002, regarding the Revolving Note dated January 2, 2001 in the original principal sum of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank.

         10.2 Disbursement Request and Authorization dated January 29, 2002 regarding the Revolving Note of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank.

         10.3 Change in Terms Agreement dated January 29, 2002 regarding the Promissory Note dated January 2, 2001, in the principal amount of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DAILY JOURNAL CORPORATION
                                                       (Registrant)


                                                       /s/ Gerald L. Salzman
                                                       ------------------------
                                                       Gerald L. Salzman
                                                       Chief Financial Officer

DATE: February 14, 2002

                                   12 of 17