Form 10-Q
period 2002-03-31
DAILY JOURNAL CORP
filed 2002-05-14
CIK 783412

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                         Commission File Number 0-14665

                            DAILY JOURNAL CORPORATION
                      -------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                             Outstanding at April 30, 2002
---------------------------------------           -----------------------------
Common Stock, par value $ .01 per share                 1,533,446 shares



                                     1 of 15

                            DAILY JOURNAL CORPORATION

                                      INDEX

                                                                                Page Nos.
PART I   Financial Information
         Item 1.  Financial statements

              Consolidated Balance Sheets -
                 March 31, 2002 and September 30, 2001                              3

              Consolidated Statements of Operations -
                 Three months ended March 31, 2002 and 2001                         4

              Consolidated Statements of Operations -
                 Six months ended March 31, 2002 and 2001                           5

              Consolidated Statements of Cash Flows -
                 Six months ended March 31, 2002 and 2001                           6

              Notes to Consolidated Financial Statements                            7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                        10

PART II  Other Information

         Item 1.  Legal Proceedings                                                14

         Item 4.  Submission of Matters to a Vote of Security Holders              14

         Item 6.  Exhibits and Reports on Form 8-K                                 15


                                     2 of 15

                                     PART I
                          Item 1. Financial Statements
             DAILY JOURNAL CORPORATION - CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       March 31      September 30
                                                                                         2002            2001
                                                                                     ------------    ------------
ASSETS
Current assets
     Cash and cash equivalents                                                       $    362,000    $  2,901,000
     U.S. Treasury Bills, at cost plus discount earned                                  2,495,000            --
     Accounts receivable, less allowance for doubtful accounts of $500,000
        at March 31, 2002 and September 30, 2001                                        6,037,000       6,597,000
     Inventories                                                                           48,000          67,000
     Prepaid expenses and other assets                                                    161,000         154,000
     Deferred income taxes                                                                733,000         696,000
                                                                                     ------------    ------------
            Total current assets                                                        9,836,000      10,415,000
                                                                                     ------------    ------------
Property, plant and equipment, at cost
     Land, buildings and improvements                                                   8,532,000       8,568,000
     Furniture and office equipment                                                     6,845,000       6,326,000
     Machinery and equipment                                                            1,394,000       1,533,000
                                                                                     ------------    ------------
                                                                                       16,771,000      16,427,000
     Less accumulated depreciation                                                     (7,450,000)     (6,943,000)
                                                                                     ------------    ------------
                                                                                        9,321,000       9,484,000

Capitalized software, net                                                                 937,000       1,239,000

Deferred income taxes                                                                       5,000          29,000
                                                                                     ------------    ------------
                                                                                     $ 20,099,000    $ 21,167,000
                                                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                                $  4,925,000    $  5,124,000
     Accrued liabilities                                                                1,730,000       2,080,000
     Notes payable - current portion                                                       89,000          75,000
     Income taxes                                                                         184,000         298,000
     Deferred subscription revenue and other revenues                                   7,241,000       7,777,000
                                                                                     ------------    ------------
            Total current liabilities                                                  14,169,000      15,354,000
                                                                                     ------------    ------------
Notes payable - long-term portion                                                       1,833,000       1,884,000
                                                                                     ------------    ------------
Minority interest in subsidiary (7%)                                                         --              --
Shareholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized and
        no shares issued                                                                     --              --
     Common stock, $.01 par value, 5,000,000 shares authorized;
       1,533,446 shares outstanding                                                        15,000          15,000
     Other paid-in capital                                                              1,949,000       1,949,000
     Retained earnings                                                                  2,922,000       2,754,000
     Less 43,271 treasury shares, at cost                                                (789,000)       (789,000)
                                                                                     ------------    ------------
            Total shareholders' equity                                                  4,097,000       3,929,000
                                                                                     ------------    ------------
                                                                                     $ 20,099,000    $ 21,167,000
                                                                                     ============    ============

          See accompanying notes to consolidated financial statements.


                                     3 of 15

                            DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                            Three months
                                                                                           ended March 31
                                                                                     ----------------------------
                                                                                         2002            2001
                                                                                     ------------    ------------
Revenues
    Advertising                                                                      $  4,331,000    $  4,629,000
    Circulation                                                                         2,782,000       2,780,000
    Information systems and services                                                      528,000         491,000
    Advertising service fees and other                                                    945,000         838,000
                                                                                     ------------    ------------
                                                                                        8,586,000       8,738,000
                                                                                     ------------    ------------
Costs and expenses
    Salaries and employee benefits                                                      4,412,000       4,385,000
    Newsprint and printing expenses                                                       540,000         804,000
    Commissions and other outside services                                              1,183,000       1,277,000
    Postage and delivery expenses                                                         488,000         522,000
    Depreciation and amortization                                                         613,000         696,000
    Other general and administrative expenses                                           1,180,000       1,089,000
    Write-off and expense of capitalized software                                            --        12,792,000
                                                                                     ------------    ------------
                                                                                        8,416,000      21,565,000
                                                                                     ------------    ------------
Income (loss) from operations                                                             170,000     (12,827,000)
Other income and expense
    Interest income                                                                        13,000          36,000
    Interest expense                                                                      (39,000)        (77,000)
                                                                                     ------------    ------------
Income (loss) before taxes                                                                144,000     (12,868,000)
Benefits from income taxes                                                                180,000       5,290,000
                                                                                     ------------    ------------
Income (loss) before minority interest in net loss of subsidiary                          324,000      (7,578,000)
Minority interest in net loss of subsidiary (7%)                                             --           604,000
                                                                                     ------------    ------------
Net income (loss)                                                                    $    324,000    $ (6,974,000)
                                                                                     ============    ============
Weighted average number of common
    shares outstanding - basic and diluted                                              1,490,228       1,490,270
                                                                                     ------------    ------------
Basic and diluted net income (loss) per share                                        $       0.22    $      (4.68)
                                                                                     ------------    ------------

          See accompanying notes to consolidated financial statements.


                                     4 of 15

                            DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             Six months
                                                                                           ended March 31
                                                                                     ----------------------------
                                                                                         2002             2001
                                                                                     ------------    ------------
Revenues
    Advertising                                                                      $  8,245,000    $  9,110,000
    Circulation                                                                         5,541,000       5,669,000
    Information systems and services                                                    1,036,000         908,000
    Advertising service fees and other                                                  1,766,000       1,579,000
                                                                                     ------------    ------------
                                                                                       16,588,000      17,266,000
                                                                                     ------------    ------------
Costs and expenses
    Salaries and employee benefits                                                      8,829,000       8,693,000
    Newsprint and printing expenses                                                     1,114,000       1,581,000
    Commissions and other outside services                                              2,455,000       2,745,000
    Postage and delivery expenses                                                         992,000       1,008,000
    Depreciation and amortization                                                       1,178,000       1,351,000
    Other general and administrative expenses                                           1,983,000       2,038,000
    Write-off and expense of capitalized software                                            --        12,792,000
                                                                                     ------------    ------------
                                                                                       16,551,000      30,208,000
                                                                                     ------------    ------------
Income (loss) from operations                                                              37,000     (12,942,000)
Other income and expenses:
    Interest income                                                                        32,000          72,000
    Interest expense                                                                      (79,000)        (77,000)
                                                                                     ------------    ------------
Loss before taxes                                                                         (10,000)    (12,947,000)
Benefits from income taxes                                                                180,000       5,320,000
                                                                                     ------------    ------------
Income (loss) before minority interest in net loss of subsidiary                          170,000      (7,627,000)
Minority interest in net loss of subsidiary (7%)                                             --           650,000
                                                                                     ------------    ------------
Net income (loss)                                                                    $    170,000    $ (6,977,000)
                                                                                     ============    ============
Weighted average number of common
    shares outstanding - basic and diluted                                              1,490,239       1,499,575
                                                                                     ------------    ------------
Basic and diluted net (loss) income per share                                        $       0.11    $      (4.65)
                                                                                     ------------    ------------

          See accompanying notes to consolidated financial statements.


                                     5 of 15

                            DAILY JOURNAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six months
                                                                                           ended March 31
                                                                                     ----------------------------
                                                                                         2002             2001
                                                                                     ------------    ------------
Cash flows from operating activities
      Net income (loss)                                                              $    170,000    $ (6,977,000)
      Adjustments to reconcile net income to net cash
         provided by operations
           Write-off and expense of capitalized software                                     --        12,792,000
           Depreciation and amortization                                                1,178,000       1,351,000
           Minority interest in consolidated subsidiary                                      --          (650,000)
           Deferred income taxes                                                          (13,000)     (5,321,000)
           Discount earned on U.S. Treasury Bills                                         (15,000)           --
           Changes in assets and liabilities
             (Increase) decrease in current assets
                Accounts receivable, net                                                  560,000      (2,980,000)
                Income tax receivable                                                        --         2,452,000
                Inventories                                                                19,000          14,000
                Prepaid expenses and other assets                                          (7,000)        (14,000)
             Increase (decrease) in current liabilities
                Accounts payable                                                         (199,000)      3,360,000
                Accrued liabilities                                                      (350,000)       (342,000)
                Income taxes payable                                                     (114,000)           --
                Deferred subscription and other revenues                                 (536,000)       (410,000)
                                                                                     ------------    ------------
                     Cash provided by operating activities                                693,000       3,275,000
                                                                                     ------------    ------------
Cash flows from investing activities
      Net (purchases) sales in U.S. Treasury Bills                                     (2,480,000)      1,972,000
      Capital and capitalized software expenditures
           Purchases of property, plant and equipment, net                               (713,000)       (869,000)
           Capitalized software for Sustain                                                  --        (5,849,000)
                                                                                     ------------    ------------
                     Net cash used for investing activities                            (3,193,000)     (4,746,000)
                                                                                     ------------    ------------
Cash flows from financing activities
      (Payment of) additions to loan principal                                            (37,000)      1,994,000
      Purchase of common stock                                                             (2,000)       (556,000)
                                                                                     ------------    ------------
                     Cash (used in) provided by financing activities                      (39,000)      1,438,000
                                                                                     ------------    ------------
Decrease of cash and cash equivalents                                                  (2,539,000)        (33,000)
Cash and cash equivalents
      Beginning of period                                                               2,901,000         380,000
                                                                                     ------------    ------------
      End of period                                                                  $    362,000    $    347,000
                                                                                     ============    ============
Interest paid during period                                                          $     79,000    $     77,000
                                                                                     ============    ============

          See accompanying notes to consolidated financial statements.

                            DAILY JOURNAL CORPORATION


                                     6 of 15

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - The Corporation and Operations:

     Daily Journal Corporation (the "Company") publishes newspapers in California, Arizona, Colorado and Nevada, as well as the California Lawyer magazine and produces several specialized information services. Both the Arizona and Washington Journals are now only published online. It also publishes The Code of Colorado Regulations and serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. ("Sustain"), now a 93% owned subsidiary as of March 31, 2002, has been consolidated since it was acquired in January 1999. Sustain provides the SUSTAIN(R) family of products which consist of technologies and applications to enable justice agencies to automate their operations. Essentially all of the Company's operations are based in California, Arizona, Colorado, Nevada and Virginia.

Note 2 - Basis of Presentation:

     In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of March 31, 2002, the results of operations for the three- and six-month periods ended March 31, 2002 and 2001 and its cash flows for the six-months ended March 31, 2002 and 2001. The results of operations for the three- and six-months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

                                     7 of 15

Note 4 - Operating Segments:

     Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                                           Reportable Segments         Total Results
                                                       ----------------------------      for both
                                                       Non-Sustain       Sustain         Segments
                                                       ------------    ------------    ------------
Six months ended March 31, 2002
-------------------------------
Revenues                                               $ 15,552,000    $  1,036,000    $ 16,588,000
Profit (loss) before taxes, net of minority interest      2,018,000      (2,028,000)        (10,000)
Total assets                                             21,721,000      (1,622,000)     20,099,000
Capital expenditures                                        660,000          53,000         713,000
Depreciation and amortization                               772,000         406,000       1,178,000
Income tax benefits (expenses)                             (800,000)        980,000         180,000
Total after-tax income (loss)                             1,218,000      (1,048,000)        170,000


Six months ended March 31, 2001
-------------------------------
Revenues                                               $ 16,359,000    $    907,000    $ 17,266,000
Profit (loss) before taxes, net of minority interest      1,576,000     (13,873,000)    (12,297,000)
Total assets                                             20,177,000       8,466,000      28,643,000
Capital expenditures                                        797,000       5,921,000       6,718,000
Write-off of capitalized software                              --        12,792,000      12,792,000
Depreciation and amortization                               736,000         615,000       1,351,000
Income tax benefits (expenses)                             (570,000)      5,890,000       5,320,000
Total after-tax income (loss)                             1,006,000      (7,983,000)     (6,977,000)

Three months ended March 31, 2002
---------------------------------
Revenues                                               $  8,057,000    $    529,000    $  8,586,000
Profit (loss) before taxes, net of minority interest      1,153,000      (1,009,000)        144,000
Total assets                                             21,721,000      (1,622,000)     20,099,000
Capital expenditures                                        310,000          32,000         342,000
Depreciation and amortization                               408,000         205,000         613,000
Income tax benefits (expenses)                             (460,000)        640,000         180,000
Total after-tax income (loss)                               693,000        (369,000)        324,000

Three months ended March 31, 2001
---------------------------------
Revenues                                               $  8,248,000    $    490,000    $  8,738,000
Profit (loss) before taxes, net of minority interest        647,000     (12,911,000)    (12,264,000)
Total assets                                             20,177,000       8,466,000      28,643,000
Capital expenditures                                        357,000       3,128,000       3,485,000
Write-off of capitalized software                              --        12,792,000      12,792,000
Depreciation and amortization                               388,000         308,000         696,000
Income tax benefits (expenses)                             (230,000)      5,520,000       5,290,000
Total after-tax income (loss)                               417,000      (7,391,000)     (6,974,000)


Note 5 - Capitalized Software, net:

     The Company's expenditures in support of the Sustain software are highly significant. The capitalized Sustain software costs consists of purchased software upon the acquisition of Sustain of $3,023,000, less accumulated amortization of $2,086,000 and $1,784,000 as of March 31, 2002 and September 30, 2001, respectively. The remaining capitalized software, net, represents software costs accounted for pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to


                                     8 of 15
be Sold, Leased, or Otherwise Marketed. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. During fiscal 2001 and 2000, there were also capitalized costs of $15,048,000 for the development of Sustain software related to the use of an outside service provider. In April 2001, the Company determined that the purchased software was both seriously flawed and seriously behind schedule, and therefore the development efforts of the outside provider were discontinued, and its work was terminated. With its flaws and incompleteness, the software development project at the time of termination was of virtually zero commercial value. As a result, the Company wrote off and expensed in fiscal 2001 capitalized software development costs aggregating $15,048,000. In partial offset, the Company booked, through reported income, a net tax benefit of $2,000,000 in fiscal 2001 after taking into account management's estimate of the timing of the utilization of all tax benefits for financial statement purposes.

     At March 31, 2002, the Company has a net deferred tax asset of $5,097,000 primarily related to fiscal 2001's net operating loss and research and development credit carry-forwards which expire in years 2015 through 2021. Due to the uncertainty surrounding the timing of realizing the benefits of its tax attributes in future tax returns, the Company has provided a valuation allowance against the asset of $4,359,000, resulting in a net deferred tax asset of $738,000.

     The Company has expanded the staff to meet its planned internal software development efforts and has also expanded relationships with other service providers. If these development programs are not successful, they will significantly and adversely impact the Company's ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain incremental internal development costs ($735,000 during the period ended March 31, 2002 and none in the prior period ended March 31, 2001) are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2002, and very likely much longer.

     Management believes that both accounting for capitalized software costs and income tax accounting are critical accounting policies.

Note  6  - Debt and Operating Lease Commitments:

     In January 2002, the Company renewed its $4 million revolving bank line of credit bearing interest payable monthly at a quarter point under the prime rate, which expires on April 1, 2003. Such line of credit is secured by substantially all of the Company's non-real estate assets. As of March 31, 2002, there was no borrowing under this line of credit. In addition, the Company has a real estate loan of $1,922,000, which bears interest at approximately 8% and is repayable in equal monthly installments through 2016. The real estate loan is secured by the Company's existing facilities in Los Angeles.

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

                                     9 of 15

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

     Revenues were $16,588,000 and $17,266,000 for the six months ended March 31, 2002 and 2001, respectively. This decrease of $678,000 (4%) was primarily attributable to a decline in revenues from display and classified advertising which was partially offset by the advertising and subscription rate increases. (Revenues were $8,586,000 and $8,738,000 for the three months ended March 31, 2002 and 2001, respectively.)

     Display advertising and conference revenues declined by $499,000, and classified advertising revenues decreased by $408,000. Public notice advertising revenues increased by $42,000. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 29% of the Company's total revenues. Circulation revenues decreased an aggregate of $128,000 primarily because of fewer subscriptions to the court rule services; some courts are now providing their rules online. The Daily Journals accounted for about 72% of the Company's total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 18% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information and system service revenues increased by $128,000 primarily because of increased consulting revenues of Sustain. The Company's revenues derived from Sustain's operations constituted about 6% and 5% of the Company's total revenues for the six months ended in March 31, 2002 and 2001, respectively.

     Costs and expenses, excluding the prior year write-off of capitalized software of $12,792,000, decreased by $865,000 (5%), to $16,551,000 from
$17,416,000. Total personnel costs were $8,829,000, representing an increase of $136,000 (2%), primarily because of the expanded staff to develop Sustain software. Newsprint and printing expenses decreased by $467,000 (30%) primarily because of the reduction in newsprint usage and prices and the discontinuance of House Counsel magazine. Commissions and other outside services decreased by $290,000 (11%) primarily because of fewer commissionable commercial advertising sales. Depreciation and amortization expenses decreased by $173,000 (13%) primarily because all the Sustain goodwill had been written off as of September 30, 2001. Other expenses declined by $55,000 (3%) mainly resulting from less bad debt expenses and reduced legal fees. (Costs and expenses, excluding the write-off of capitalized Sustain software costs, were $8,416,000 and $8,773,000 for the three months ended March 31, 2002 and 2001, respectively.)

     The Company's expenditures in support of the Sustain software are highly significant and will grossly impact overall results at least through fiscal 2002, and very likely much longer. These Sustain incremental internal development costs aggregated $735,000 for the six months ended March 31, 2002 and none in the prior period ended March 31, 2001. During fiscal 2001 and 2000, there were $15,048,000 of costs for the development of Sustain software by an outside service provider. In April 2001, the Company determined that the purchased software so provided was not functioning as intended, and therefore the development efforts of the outside provider were discontinued, and its work was terminated. The software development project was both seriously flawed and seriously behind schedule at the time of termination and was, therefore, of virtually zero commercial value. As a result, the Company wrote off and expensed in fiscal 2001 capitalized software development costs aggregating $15,048,000. The Company also booked a net tax benefit of $2,000,000 in fiscal 2001 based on management's estimate of the timing of the utilization of tax benefits, for financial statement purposes, from overall losses attributable to the Sustain segment. In future years, there may be substantial additional tax benefits from past Sustain-segment losses.

     To replace work of the terminated outside service provider, the Company has expanded the staff to meet its planned internal development efforts and has expanded relationships with other service providers. If these replacement development programs are not successful, they will significantly and


                                    10 of 15
adversely impact the Company's ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

     The Company's non-Sustain business segment pretax profit increased by $442,000 (28%) to $2,018,000 from $1,576,000, primarily due to reduced expenses resulting from the decrease in newsprint and printing expenses and the closing of some small regional offices. Sustain's business segment pretax loss increased by $947,000, excluding the prior year write-off of capitalized software of $12,792,000, primarily due to its software development project. The consolidated net income for the six months ended March 31, 2002 was $170,000 as compared with a net loss of $6,977,000 in the prior comparable period. (Consolidated net income was $324,000 as compared with a consolidated net loss of $6,974,000 for the three months ended March 31, 2002 and 2001, respectively.) In addition, the Company recorded in this quarter income tax benefits of $180,000 resulting from the recent tax law change for the carry-back of net operating losses. Net income per share was $.11 as compared with a net loss per share of $4.65.

Liquidity and Capital Resources

     During the six months ended March 31, 2002, the Company's cash and cash equivalents and U.S. Treasury Bill positions decreased by $44,000. Cash and cash equivalents were used for the purchase of capital assets of $713,000 and the Company's common stock of $2,000. The cash provided by operating activities of $693,000 included a net decrease in prepayments for subscriptions and others of $536,000, primarily related to a decline in Sustain's prepaid services at this time of the year. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities decreased by $2,582,000 during the six months ended March 31, 2002 when compared with the same prior year period primarily due to the collection of an income tax refund and the recording in the prior year of the net write-off of the Sustain software. There continue to be outstanding issues between Sustain and the terminated outside service provider, including the amounts due to each of them from the other. It is the opinion of management that adequate provision has been made for any amounts that may become due as a result of the dispute. Nonetheless, the pendency of these issues could have an impact on Sustain's ability to attract new customers or work with its existing customers. During fiscal 2002, the Company expects its total expenditures in support of the development of the Sustain software to continue to be very significant, but much below the level of the prior year. As of March 31, 2002, the Company had working capital of $2,908,000 before deducting the liability for deferred subscription revenues and other revenues of $7,241,000 which will be earned within one year.

     In January 2002, the Company renewed its $4 million revolving bank line of credit, which expires on April 1, 2003. This line of credit is secured by substantially all of the Company's non-real estate assets. As of March 31, 2002, there was no borrowing under this line of credit. The Company expects that it will be able to extend or refinance the amounts available or outstanding under this line of credit on or before the maturity date. There can be no assurance, however, that a change in the Company's business or prospects will not result in an inability to refinance on the same or similar terms. If additional funds are required, the Company may, among other things, change Sustain's development strategy or attempt to secure additional financing, which may or may not be available to the Company on acceptable terms.

     The Company also has a real estate loan of $1,922,000 secured by its existing Los Angeles facilities. The Company intends to begin construction of a new building in Los Angeles estimated to cost approximately $2.5 million possibly in fiscal 2002, and it has a commitment from a bank to loan the Company up to an additional $2 million when its new building is completed.


                                    11 of 15

Critical Accounting Policies

     The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. Management believes that both accounting for capitalized software costs and income tax accounting are critical accounting policies.

     Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. The Company's expenditures in support of the Sustain software are highly significant and will grossly impact overall results at least through fiscal 2002, and very likely much longer.

     Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company's financial position or its results of operations. In future years, there may be substantial additional tax benefits, for financial statement purposes, from past Sustain-segment losses.

     The above discussion and analysis for the six months ended March 31, 2002 and 2001 should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report. (See Note 6 for debt and operating lease commitments.)

Disclosure regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "will," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: the success or failure of Sustain's internal software development efforts, material changes in the costs of materials; a potential decline in subscriber revenue; an inability to continue borrowing on current terms; possible changes in tax laws; the ultimate resolution, if any, of the dispute with Sustain's terminated outside service provider; collectibility of accounts receivable; potential increases in employee and consultant costs; attraction, training and retention of employees; risks associated with the functionality and timing of new Sustain product releases; ability to accurately estimate resources required for new and existing case management software projects; changes in accounting guidance; and competitive factors in both the case management software business and the publishing business. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions (particularly in California) and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including but not limited to, the


                                    12 of 15
most recent reports on Forms 10-Q and 10-K. Some of these factors are described in this Report, including without limitation those contained in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                    13 of 15

                            DAILY JOURNAL CORPORATION

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   The Company understands that on April 23, 2002, the U.S. Bankruptcy Court for the District of Colorado entered an order confirming the plan of reorganization of Interlink Group, Incorporated. Interlink is the outside service provider whose software development work was terminated by Sustain in April 2001 as a result of serious flaws in Interlink's work and long delays. There continue to be issues between Sustain and Interlink, including the amounts due to each of them by the other.

   Prior to the confirmation of its plan of reorganization, Interlink filed a motion with the U.S. Bankruptcy Court seeking authorization to conduct an "examination" of Sustain under Bankruptcy Rule 2004. A Rule 2004 "examination" is the Bankruptcy Court equivalent of an open-ended discovery opportunity by which a debtor (or other party-in-interest in a bankruptcy case) seeks information about the debtor's financial affairs, including potential claims the debtor may assert. Sustain filed an opposition to Interlink's motion on April 11, 2002. Interlink filed a response to Sustain's objection on April 30, 2002. A hearing on the motion has been set for May 20, 2002. Sustain intends to vigorously oppose any Rule 2004 examination.

   Other than this specific motion now pending before the U.S. Bankruptcy Court, the Company does not believe that any litigation or other legal proceedings of any kind have been filed by either Interlink or Sustain against the other related to the dispute between them. In its filings with the Bankruptcy Court, however, Interlink states that it is considering bringing a collection action against Sustain. If it does, Sustain will assert counter-claims that completely offset Interlink's claims. Sustain will vigorously defend any litigation or action brought by Interlink, although no assurances can be made as to the ultimate outcome of the dispute.

Item 4.  Submission of Matters to a Vote of Security Holders:

   The Company's annual meeting was held on February 5, 2002. The matters submitted to a vote of security holders were the election of directors and the ratification of the appointment of Ernst & Young LLP as independent accountants for the Company for the current fiscal year.

   Each of the nominees to the Board of directors was elected. The following votes were received as to the election of the board of directors:

                                                        Votes
                           -----------------------------------------------------------------
                                                       Withheld              Broker
Nominee's Name                      For                Authority            Non-Votes
--------------                   ---------            ----------            ---------
Charles T. Munger                1,364,678               2,162                  0
J. P. Guerin                     1,364,678               2,162                  0
Gerald L. Salzman                1,364,463               2,162                  0
Donald W. Killian, Jr.           1,364,678               2,162                  0
George C. Good                   1,364,478               2,162                  0

   Ernst & Young LLP was ratified as the Company's independent accountants with 1,364,866 votes in favor, 1,051 votes against, 923 abstentions and no broker non-votes.


                                    14 of 15

Item 6. Exhibits and Reports on Form 8-K:

(a)  The following exhibits are filed herewith:

         10.1 Letter Agreement, dated January 28, 2002, regarding the Revolving Note dated January 2, 2001 in the original principal sum of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank. (*)

         10.2 Disbursement Request and Authorization dated January 29, 2002 regarding the Revolving Note of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank. (*)

         10.3 Change in Terms Agreement dated January 29, 2002 regarding the Promissory Note dated January 2, 2001, in the principal amount of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank. (*)

(*) Filed as an exhibit bearing the same number to the quarterly report on Form 10-Q for the quarter ended December 31, 2001.

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

DATE:  May 14, 2002


                                    15 of 15