Form 10-Q
period 2002-06-30
DAILY JOURNAL CORP
filed 2002-08-14
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-14665

DAILY JOURNAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	95-4133299 (I.R.S. Employer Identification No.)

355 South Grand Ave., 34th floor, Los Angeles, California (Address of principal executive office)	90071-1560 (Zip code)

(213) 624-7715
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒  No:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class Common Stock, par value $ .01 per share	Outstanding at July 31, 2002 1,526,608 shares

1 of 14

DAILY JOURNAL CORPORATION

2 of 14

PART I

Item 1.    Financial Statements

DAILY JOURNAL CORPORATION— CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30 2002	September 30 2001
ASSETS
Current assets
Cash and cash equivalents	$402,000	$2,901,000
U.S. Treasury Bills, at cost plus discount earned	3,479,000	—
Accounts receivable, less allowance for doubtful accounts of $500,000 at June 30, 2002 and September 30, 2001	6,286,000	6,597,000
Inventories	60,000	67,000
Prepaid expenses and other assets	123,000	154,000
Deferred income taxes	730,000	696,000

Total current assets	11,080,000	10,415,000

Property, plant and equipment, at cost
Land, buildings and improvements	8,537,000	8,568,000
Furniture and office equipment	7,155,000	6,326,000
Machinery and equipment	1,394,000	1,533,000

	17,086,000	16,427,000
Less accumulated depreciation	(7,926,000)	(6,943,000)

	9,160,000	9,484,000
Capitalized software, net	786,000	1,239,000
Deferred income taxes	—	29,000

	$21,026,000	$21,167,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,874,000	$5,124,000
Accrued liabilities	1,977,000	2,080,000
Notes payable—current portion	80,000	75,000
Income taxes	130,000	298,000
Deferred subscription revenue and other revenues	7,470,000	7,777,000

Total current liabilities	14,531,000	15,354,000

Notes payable—long-term portion	1,822,000	1,884,000

Minority interest in subsidiary (7%)	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and
no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized;
1,530,908 and 1,533,521 shares, respectively, outstanding	15,000	15,000
Other paid-in capital	1,946,000	1,949,000
Retained earnings	3,501,000	2,754,000
Less 43,271 treasury shares, at cost	(789,000)	(789,000)

Total shareholders’ equity	4,673,000	3,929,000

	$21,026,000	$21,167,000

See accompanying notes to consolidated financial statements.

3 of 14

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30
	2002	2001
Revenues
Advertising	$4,616,000	$4,804,000
Circulation	2,807,000	2,860,000
Information systems and services	720,000	681,000
Advertising service fees and other	877,000	949,000

	9,020,000	9,294,000

Costs and expenses
Salaries and employee benefits	4,049,000	4,309,000
Newsprint and printing expenses	484,000	676,000
Commissions and other outside services	1,615,000	1,218,000
Postage and delivery expenses	492,000	524,000
Depreciation and amortization	679,000	752,000
Other general and administrative expenses	1,027,000	1,026,000
Write-off and expense of capitalized software	—	2,256,000

	8,346,000	10,761,000

Income (loss) from operations	674,000	(1,467,000)
Other income and expense
Interest income	11,000	8,000
Interest expense	(39,000)	(45,000)

Income (loss) before taxes	646,000	(1,504,000)
Benefits from income taxes	—	685,000

Income (loss) before minority interest in net loss of subsidiary	646,000	(819,000)
Minority interest in net loss of subsidiary (7%)	—	36,000

Net income (loss)	$646,000	$(783,000)

Weighted average number of common shares outstanding—basic and diluted	1,489,597	1,490,250

Basic and diluted net income (loss) per share	$0.43	$(0.53)

See accompanying notes to consolidated financial statements.

4 of 14

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended June 30
	2002	2001
Revenues
Advertising	$12,861,000	$13,914,000
Circulation	8,348,000	8,529,000
Information systems and services	1,756,000	1,589,000
Advertising service fees and other	2,643,000	2,528,000

	25,608,000	26,560,000

Costs and expenses
Salaries and employee benefits	12,878,000	13,002,000
Newsprint and printing expenses	1,598,000	2,257,000
Commissions and other outside services	4,070,000	3,963,000
Postage and delivery expenses	1,484,000	1,532,000
Depreciation and amortization	1,857,000	2,103,000
Other general and administrative expenses	3,010,000	3,064,000
Write-off and expense of capitalized software	—	15,048,000

	24,897,000	40,969,000

Income (loss) from operations	711,000	(14,409,000)
Other income and expenses:
Interest income	43,000	80,000
Interest expense	(118,000)	(122,000)

Income (loss) before taxes	636,000	(14,451,000)
Benefits from income taxes	180,000	6,005,000

Income (loss) before minority interest in net loss of subsidiary	816,000	(8,446,000)
Minority interest in net loss of subsidiary (7%)	—	686,000

Net income (loss)	$816,000	$(7,760,000)

Weighted average number of common shares outstanding—basic and diluted	1,490,025	1,496,466

Basic and diluted net (loss) income per share	$0.55	$(5.19)

See accompanying notes to consolidated financial statements.

5 of 14

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30
	2002	2001
Cash flows from operating activities
Net income (loss)	$816,000	$(7,760,000)
Adjustments to reconcile net income to net cash provided by operations
Write-off and expense of capitalized software	—	15,048,000
Depreciation and amortization	1,857,000	2,103,000
Minority interest in consolidated subsidiary	—	(686,000)
Deferred income taxes	(5,000)	(5,611,000)
Discount earned on U.S. Treasury Bills	(8,000)	—
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	311,000	(3,868,000)
Income tax receivable	—	2,058,000
Inventories	7,000	(9,000)
Prepaid expenses and other assets	31,000	22,000
Increase (decrease) in current liabilities
Accounts payable	(250,000)	6,330,000
Accrued liabilities	(103,000)	(320,000)
Income taxes payable	(168,000)	—
Deferred subscription and other revenues	(307,000)	(413,000)

Cash provided by operating activities	2,181,000	6,894,000

Cash flows from investing activities
Net (purchases) sales in U.S. Treasury Bills	(3,471,000)	1,972,000
Capital and capitalized software expenditures
Purchases of property, plant and equipment, net	(1,080,000)	(1,363,000)
Capitalized software for Sustain	—	(8,105,000)

Net cash used for investing activities	(4,551,000)	(7,496,000)

Cash flows from financing activities
Loan proceeds	—	2,000,000
Payment of loan principal	(57,000)	(23,000)
Purchase of common stock	(72,000)	(556,000)

Cash (used in) provided by financing activities	(129,000)	1,421,000

(Decrease) increase of cash and cash equivalents	(2,499,000)	819,000
Cash and cash equivalents
Beginning of period	2,901,000	380,000

End of period	$402,000	$1,199,000

Interest paid during period	$118,000	$122,000

See accompanying notes to consolidated financial statements.

6 of 14

DAILY JOURNAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Corporation and Operations:

Daily Journal Corporation (the “Company”) publishes newspapers in California, Arizona, Colorado and Nevada, as well as the California Lawyer magazine and produces several specialized information services. Both the Arizona and Washington Journals are now only published online. It also serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. (“Sustain”), now a 93% owned subsidiary as of June 30, 2002, has been consolidated since it was acquired in January 1999. Sustain provides the SUSTAIN® family of products which consist of technologies and applications to enable justice agencies to automate their operations. Essentially all of the Company’s operations are based in California, Arizona, Colorado, Nevada and Virginia.

Note 2 — Basis of Presentation:

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of June 30, 2002, the results of operations for the three and nine month periods ended June 30, 2002 and 2001 and its cash flows for the nine months ended June 30, 2002 and 2001. The results of operations for the three and nine months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Note 3 — Basic and Diluted Income (Loss) Per Share:

The Company does not have any common stock equivalents, and therefore the basic and diluted income (loss) per share are the same.

7 of 14

Note 4—Operating Segments:

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments
	Non-Sustain	Sustain

Nine months ended June 30, 2002
Revenues	$23,852,000	$1,756,000	$25,608,000
Profit (loss) before taxes, net of minority interest	3,598,000	(2,962,000)	636,000
Total assets	18,390,000	2,636,000	21,026,000
Capital expenditures	984,000	96,000	1,080,000
Sustain software development costs, primarily incremental costs	—	1,188,000	1,188,000
Depreciation and amortization	1,241,000	616,000	1,857,000
Income tax benefits (expenses)	(1,420,000)	1,600,000	180,000
Total after-tax income (loss)	2,178,000	(1,362,000)	816,000

Nine months ended June 30, 2001
Revenues	$24,971,000	$1,589,000	$26,560,000
Profit (loss) before taxes, net of minority interest	2,793,000	(16,558,000)	(13,765,000)
Total assets	20,911,000	9,885,000	30,796,000
Capital expenditures	1,226,000	8,242,000	9,468,000
Write-off of capitalized software	—	15,048,000	15,048,000
Depreciation and amortization	1,173,000	930,000	2,103,000
Income tax benefits (expenses)	(1,035,000)	7,040,000	6,005,000
Total after-tax income (loss)	1,758,000	(9,518,000)	(7,760,000)

Three months ended June 30, 2002
Revenues	$8,300,000	$720,000	$9,020,000
Profit (loss) before taxes, net of minority interest	1,580,000	(934,000)	646,000
Total assets	18,390,000	2,636,000	21,026,000
Capital expenditures	324,000	43,000	367,000
Sustain software development costs, primarily incremental costs	—	453,000	453,000
Depreciation and amortization	469,000	210,000	679,000
Income tax benefits (expenses)	(620,000)	620,000	—
Total after-tax income (loss)	960,000	(314,000)	646,000

Three months ended June 30, 2001
Revenues	$8,612,000	$682,000	$9,294,000
Profit (loss) before taxes, net of minority interest	1,217,000	(2,685,000)	(1,468,000)
Total assets	20,911,000	9,885,000	30,796,000
Capital expenditures	429,000	2,321,000	2,750,000
Write-off of capitalized software	—	2,256,000	2,256,000
Depreciation and amortization	437,000	315,000	752,000
Income tax benefits (expenses)	(465,000)	1,150,000	685,000
Total after-tax income (loss)	752,000	(1,535,000)	(783,000)

8 of 14

Note 5 — Capitalized Software, net and related Income Tax Accounting:

The Company’s expenditures in support of the Sustain software are highly significant. The capitalized Sustain software costs consists of purchased software upon the acquisition of Sustain of $3,023,000, less accumulated amortization of $2,237,000 and $1,784,000 as of June 30, 2002 and September 30, 2001, respectively. The remaining capitalized software, net, represents software costs accounted for pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. During fiscal 2001 and 2000, there were also capitalized costs of $15,048,000 for the development of Sustain software related to the use of an outside service provider. In April 2001, the Company determined that the purchased software was both seriously flawed and seriously behind schedule, and therefore the development efforts of the outside provider were discontinued, and its work was terminated. With its flaws and incompleteness, the software development project at the time of termination was of virtually zero commercial value. As a result, the Company wrote off and expensed in fiscal 2001 capitalized software development costs aggregating $15,048,000. In partial offset, the Company booked, through reported income, a net tax benefit of $2,000,000 in fiscal 2001 after taking into account management’s estimate of the timing of the utilization of all tax benefits for financial statement purposes. In subsequent years there may be substantial additional tax benefits from past Sustain-segment losses.

At June 30, 2002, the Company has a deferred tax asset of $4,838,000 primarily related to fiscal 2001’s net operating loss and research and development credit carry-forwards which expire in years 2015 through 2021. Due to the uncertainty surrounding the timing of realizing the benefits of its tax attributes in future tax returns, the Company has provided a valuation allowance against the asset of $4,108,000, resulting in a net deferred tax asset of $730,000.

The Company has expanded the staff to meet its planned internal software development efforts and has also expanded relationships with other service providers. If these development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain internal development costs, which are primarily incremental costs, ($1,188,000 during the period ended June 30, 2002 and none in the prior period ended June 30, 2001) are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2002, and very likely much longer.

Management believes that both accounting for capitalized software costs and income tax accounting are critical accounting policies.

Note 6 — Debt and Operating Lease Commitments:

In January 2002, the Company renewed its $4 million revolving bank line of credit bearing interest payable monthly at a quarter point under the prime rate, which expires on April 1, 2003. Such line of credit is secured by substantially all of the Company’s non-real estate assets. As of June 30, 2002, there was no borrowing under this line of credit. In addition, the Company has a real estate loan of $1,902,000, which bears interest at approximately 8% and is repayable in equal monthly installments through 2016. The real estate loan is secured by the Company’s existing facilities in Los Angeles.

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

9 of 14

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues were $25,608,000 and $26,560,000 for the nine months ended June 30, 2002 and 2001, respectively. This decrease of $952,000 (4%) was primarily attributable to a decline in revenues from display and classified advertising which was partially offset by the advertising and subscription rate increases. (Revenues were $9,020,000 and $9,294,000 for the three months ended June 30, 2002 and 2001, respectively.)

Display advertising and conference revenues declined by $782,000, and classified advertising revenues decreased by $387,000. Public notice advertising revenues increased by $116,000. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 89% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 29% of the Company’s total revenues. Circulation revenues decreased an aggregate of $181,000 primarily because of fewer subscriptions to the court rule services; some courts are now providing their rules online. The Daily Journals accounted for about 72% of the Company’s total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 18% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information and system service revenues increased by $167,000 primarily because of increased consulting revenues of Sustain. The Company’s revenues derived from Sustain’s operations constituted about 7% and 6% of the Company’s total revenues for the nine months ended in June 30, 2002 and 2001, respectively.

Costs and expenses, excluding the prior year write-off of capitalized software of $15,048,000, decreased by $1,024,000 (4%), to $24,897,000 from $25,921,000. Total personnel costs were $12,878,000, representing a decrease of $124,000 (1%), primarily because of the closing of various small regional offices. Newsprint and printing expenses decreased by $659,000 (29%) primarily because of the reduction in newsprint usage and prices and the discontinuance of House Counsel magazine. Commissions and other outside services increased by $107,000 (3%) primarily because of expanded the staff to develop Sustain software of $1,188,000, partially offset by reduced editorial freelancers’ works and other computer support services. Depreciation and amortization expenses decreased by $246,000 (12%) primarily because all the Sustain goodwill had been written off as of September 30, 2001. Other general and administrative expenses declined by $54,000 (2%) mainly resulting from less bad debt expenses and reduced legal fees. (Costs and expenses, excluding the write-off of capitalized Sustain software costs, were $8,346,000 and $8,505,000 for the three months ended June 30, 2002 and 2001, respectively.)

The Company’s expenditures in support of the Sustain software are highly significant and will grossly impact overall results at least through fiscal 2002, and very likely much longer. These Sustain internal development costs, primarily incremental costs, aggregated $1,188,000 for the nine months ended June 30, 2002 and none in the prior period ended June 30, 2001. During fiscal 2001 and 2000, there were $15,048,000 of costs for the development of Sustain software by an outside service provider. In April 2001, the Company determined that the purchased software so provided was not functioning as intended, and therefore the development efforts of the outside provider were discontinued, and its work was terminated. The software development project was both seriously flawed and seriously behind schedule at the time of termination and was, therefore, of virtually zero commercial value. As a result, the Company wrote off and expensed in fiscal 2001 capitalized software development costs aggregating $15,048,000. The Company also booked a net tax benefit of $2,000,000 in fiscal 2001 based on management’s estimate of the timing of the utilization of tax benefits, for financial statement purposes,

10 of 14

from overall losses attributable to the Sustain segment. In subsequent years there may be substantial additional tax benefits from past Sustain-segment losses.

To replace work of the terminated outside service provider, the Company has expanded the staff to meet its planned internal development efforts and has expanded relationships with other service providers. If these replacement development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s non-Sustain business segment pretax profit increased by $805,000 (29%) to $3,598,000 from $2,793,000, primarily due to reduced expenses resulting from the decrease in newsprint and printing expenses and the closing of some small regional offices. Sustain’s business segment pretax loss increased by $1,452,000, excluding the prior year write-off of capitalized software of $15,048,000, primarily due to its software development project. The consolidated net income for the nine months ended June 30, 2002 was $816,000 as compared with a net loss of $7,760,000 in the prior comparable period. (Consolidated net income was $646,000 as compared with a consolidated net loss of $783,000 for the three months ended June 30, 2002 and 2001, respectively.) A tax provision was not recorded for the nine month period because the Company was able to utilize net operating loss carry-forwards to offset taxes which otherwise would have been payable. In addition, the Company recorded income tax benefits of $180,000 resulting from the recent tax law change for the carry-back of net operating losses. Net income per share was $.55 as compared with a net loss per share of $5.19.

Liquidity and Capital Resources

During the nine months ended June 30, 2002, the Company’s cash and cash equivalents and U.S. Treasury Bill positions increased by $980,000. Cash and cash equivalents were used for the purchase of capital assets of $1,080,000 and the Company’s common stock of $72,000. The cash provided by operating activities of $2,181,000 included a net decrease in prepayments for subscriptions and others of $307,000, primarily related to a decline in Sustain’s prepaid services at this time of the year. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities decreased by $4,713,000 during the nine months ended June 30, 2002 when compared with the same prior year period primarily due to the collection of an income tax refund and the recording in the prior year of the net write-off of the Sustain software. There continue to be outstanding issues between Sustain and the terminated outside service provider, including the amounts due to each of them from the other. It is the opinion of management that adequate provision has been made for any amounts that may become due as a result of the dispute. Nonetheless, the pendency of these issues could have an impact on Sustain’s ability to attract new customers or work with its existing customers. During fiscal 2002, the Company expects its total expenditures in support of the development of the Sustain software to continue to be very significant, but much below the level of the prior year. As of June 30, 2002, the Company had working capital of $4,019,000 before deducting the liability for deferred subscription revenues and other revenues of $7,470,000 which will be earned within one year.

In January 2002, the Company renewed its $4 million revolving bank line of credit, which expires on April 1, 2003. This line of credit is secured by substantially all of the Company’s non-real estate assets. As of June 30, 2002, there was no borrowing under this line of credit. The Company expects that it will be able to extend or refinance the amounts available or outstanding under this line of credit on or before the maturity date. There can be no assurance, however, that a change in the Company’s business or prospects will not result in an inability to refinance on the same or similar terms. If additional funds are required, the Company may, among other things, change Sustain’s development strategy or attempt to secure additional financing, which may or may not be available to the Company on acceptable terms.

11 of 14

The Company also has a real estate loan of $1,902,000 secured by its existing Los Angeles facilities. The Company intends to begin construction of a new building in Los Angeles estimated to cost approximately $2.5 million possibly in fiscal 2003, and it has a commitment from a bank to loan the Company up to an additional $2 million when its new building is completed.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that both accounting for capitalized software costs and income tax accounting are critical accounting policies.

Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. The Company’s expenditures in support of the Sustain software are highly significant and will grossly impact overall results at least through fiscal 2002, and very likely much longer.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations. In future years, there may be substantial additional tax benefits, for financial statement purposes, from past Sustain-segment losses.

The above discussion and analysis for the nine months ended June 30, 2002 and 2001 should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report. (See Note 6 for debt and operating lease commitments.)

Disclosure regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: the success or failure of Sustain’s internal software development efforts, material changes in the costs of materials; a potential decline in subscriber revenue; an inability to continue borrowing on current terms; possible changes in tax laws; the ultimate resolution, if any, of the dispute with Sustain’s terminated outside service provider; collectibility of accounts receivable; potential increases in employee and consultant costs; attraction, training and retention of employees; risks associated with the functionality and timing of new Sustain product releases; ability to accurately estimate resources required for new and existing case management software projects; changes in accounting guidance; and competitive factors in both the case management software business and the publishing business. In addition, such statements could be affected by general industry

12 of 14

and market conditions and growth rates, general economic conditions (particularly in California) and other factors.

Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including but not limited to, the most recent reports on Forms 10-Q and 10-K. Some of these factors are described in this Report, including without limitation those contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills maturing within one year. Given the short-term nature of the investments and borrowings, and the fact that the Company had no outstanding borrowing except for the real estate loan which bears a fixed interest rate, the Company was not subject to significant interest rate risk during such period. The real estate loan of $1,902,000 bears interest at approximately 8% and is repayable in equal monthly installments through 2016. The real estate loan is secured by the Company’s existing facilities in Los Angeles.

13 of 14

DAILY JOURNAL CORPORATION

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As disclosed in the Company’s quarterly report on Form-10Q for the quarter ended March 31, 2002, Interlink Group, Incorporated filed a motion with the U.S. Bankruptcy Court for the District of Colorado in April 2002 seeking authorization to conduct an “examination” of Sustain under Bankruptcy Rule 2004. Interlink is the outside service provider whose software development work was terminated by Sustain in April 2001 as a result of serious flaws in Interlink’s work and long delays. Interlink filed for Chapter 11 bankruptcy protection in December 2001, and the Bankruptcy Court entered an order confirming a plan of reorganization on April 23, 2002.

On May 20, 2002, U.S. Bankruptcy Court Judge Elizabeth Brown denied Interlink’s motion to conduct the Rule 2004 examination. Prior to the denial of its motion, however, Interlink stated in its filings with the Bankruptcy Court that it was considering bringing a collection action against Sustain. If it does, Sustain will assert counter-claims that completely offset Interlink’s claims. Sustain will vigorously defend any litigation or action brought by Interlink, although no assurances can be made as to the ultimate outcome of the dispute.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAILY JOURNAL CORPORATION (Registrant)

By:	/s/ GERALD L. SALZMAN
Gerald L. Salzman Chief Financial Officer

DATE: August 14, 2002

14 of 14