Form 10-K
period 2002-09-30
DAILY JOURNAL CORP
filed 2002-12-18
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

for the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 0-14665

DAILY JOURNAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	95-4133299 (IRS Employer Identification No.)

915 East First Street Los Angeles, California (Address of principal executive offices)	90012 (Zip Code)

Registrant’s telephone number, including area code:    (213) 229-5300

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, par value $.01 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:     Yes     ☒ No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

As of December 13, 2002 the approximate aggregate market value of Daily Journal Corporation’s voting stock held by non-affiliates was $14,700,000.

As of December 13, 2002 there were outstanding 1,525,618 shares of Common Stock of Daily Journal Corporation.

Documents incorporated by reference:    Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during February 2003 are incorporated by reference into Part III.

Disclosure Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in Items 1 and 7, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with the functionality and resources required for new and existing case management software projects; the success or failure of Sustain’s internal software development efforts; the ultimate resolution, if any, of the dispute with Sustain’s terminated outside service provider; material changes in the costs of materials; a potential decline in subscriber revenue; an inability to continue borrowing on current terms; possible changes in tax laws; collectibility of accounts receivable; potential increases in employee and consultant costs; attraction, training and retention of employees; changes in accounting guidance; and competitive factors in both the case management software business and the publishing business. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1.    Business

The Company publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of September 30, 2002, has been consolidated since it was acquired in January 1999. It provides the SUSTAIN® family of products which consists of technologies and applications to enable justice agencies to automate their operations. Essentially all of the Company’s operations are based in California, Arizona, Colorado, Nevada and Virginia. The financial information of the Company and Sustain is set forth in Item 8 (“Financial Statements and Supplementary Data”).

Products

Newspapers and related online publications.    The Company publishes 14 newspapers of general circulation. Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus with regard to its news coverage, thereby attracting readers interested in obtaining information about that area through a newspaper format. The publications are based in the following cities:

Newspaper publications	Base of publication
Los Angeles Daily Journal	Los Angeles, California
Daily Commerce	Los Angeles, California
California Real Estate Journal	Los Angeles, California
San Francisco Daily Journal	San Francisco, California
The Daily Recorder	Sacramento, California
The Inter-City Express	Oakland, California
San Jose Post-Record	San Jose, California
Sonoma County Herald-Recorder	Santa Rosa, California
Orange County Reporter	Santa Ana, California
San Diego Commerce	San Diego, California
Business Journal	Riverside, California
Antelope Valley Journal	Palmdale, California
The Record Reporter	Phoenix, Arizona
Nevada Journal	Las Vegas, Nevada

During fiscal 2002, the Company discontinued publishing the Arizona Journal, Washington Journal and Colorado Journal.

The Daily Journals.    The Los Angeles Daily Journal and the San Francisco Daily Journal are each published every weekday except certain holidays and were established in 1888 and 1893, respectively. In addition to covering state and local news of general interest, these newspapers focus particular coverage on law and its impact on society. (The Los Angeles Daily Journal and the San Francisco Daily Journal are referred to collectively herein as “The Daily Journals”.)

Generally The Daily Journals seek to be of special utility to lawyers and judges and to gain wide multiple readership of newspapers sent to law firm subscribers.

The Los Angeles Daily Journal and the San Francisco Daily Journal are geared toward their respective regions, but contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2002, the Los Angeles Daily Journal had approximately 11,200 paid subscribers and the San Francisco Daily Journal had approximately 5,200 paid subscribers as compared with total paid subscriptions of 16,900 at September 30, 2001. In addition, The Daily Journals are sold on some newsstands. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 50% to subscriptions and 50% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 46% of the Company’s total revenues during fiscal 2002, 48% during fiscal 2001 and 47% during fiscal 2000.

The Daily Journals contain the Daily Appellate Report which provides the full text and case summaries of all opinions certified for publication by the California Supreme Court, the California Courts of Appeal, the U.S. Supreme Court, the U.S. Court of Appeals for the Ninth Circuit, the U.S. Bankruptcy Appellate Panel for the Ninth Circuit, the State Bar Court and selected opinions of the U.S. District Courts in California and the Federal Circuit Court of Appeals. The Daily Journals also include a monthly court directory in booklet form. This directory includes a comprehensive list of sitting judges in all California courts as well as courtroom assignments, phone numbers and courthouse addresses, plus “Judicial Transitions” which lists judicial appointments, elevations, confirmations, resignations, retirements and deaths.

The Daily Journals also include Daily Journal Extra, a weekly supplement that features (i) in-depth coverage of current topics of interest to lawyers with a focus on the business aspects of the practice of law and (ii) important settlements and verdicts along with the attorneys and experts representing each party.

It is the policy of The Daily Journals (1) to take no editorial position on the legal and political controversies of the day but instead to publish an “op-ed” page consisting of well-written editorial views of others on many sides of a controversy and (2) to try to report on factual events with technical competence and with objectivity and accuracy. It is believed that this policy suits a professional readership of exceptional intelligence and education, which is the target readership for the newspapers. Moreover, The Daily Journals believe that they bear a duty to their readership, particularly judges and justices, as a self-imposed public trust, regardless, within reason, of short-term income penalties. The Company believes that this policy of The Daily Journals is in the long-term interest of the Company’s shareholders.

The Company publishes the Directory of California Lawyers (the “Directory”), which is updated and published semiannually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges, arbitrators and mediators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals. In addition, there are about 7,700 directories sold. The regular annual rate is $35. In due course the Company plans to provide an option of subscription service for The Daily Journals at a lower price for subscribers who do not wish to receive the Directory.

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, Sacramento and San Diego counties receive copies by hand delivery, and additional copies are distributed through newsstands and by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $595.

Much of the information contained in The Daily Journals is available to subscribers online. There is a charge to use some parts of this online service.

Daily Commerce.    Published since 1917, the Daily Commerce, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The nature of the news coverage enhances the effectiveness of public notice advertising in distributing information about foreclosures to potential buyers at foreclosure sales. The features of the paper include default listings, probate estate sales and real estate examination applicants. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day. It had approximately 1,200 paid subscriptions at September 30, 2002. A subscription to the Daily Commerce is $219 per year, and it is primarily distributed by mail.

California Real Estate Journal.    The California Real Estate Journal (the “Real Estate Journal”) is a weekly newspaper directed primarily to persons interested in the commercial real estate market, including real estate brokers, developers, bankers and real estate lawyers. The Real Estate Journal carries news and features such as the status of commercial projects, financial information and articles on brokers and transactions, including defaults and new financings. It carries display and classified advertising. At September 30, 2002, the Real Estate Journal had a circulation of approximately 8,600 paid and requester subscribers at an annual subscription rate of $100. It is distributed by mail and hand delivery. In addition, there is an online news service for subscribers to the California Real Estate Journal.

The Daily Recorder.    The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it. Among the regular features of The Daily Recorder are news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising. The Daily Recorder currently has approximately 1,100 paid subscribers, all of whom receive the paper by mail. The current subscription rate is $255 per year.

The Inter-City Express.    The Inter-City Express (the “Express”) has been published since 1909. It covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries both commercial and public notice advertising. The Express is published three days a week and is mailed to its approximately 500 subscribers. The annual subscription rate is $137.

San Jose Post-Record.    The San Jose Post-Record (the “Post-Record”) has been published since 1910. In addition to general news of local interest, the Post-Record, which is published three days a week, focuses on legal and real estate news and carries commercial and public notice advertising. A yearly subscription to the Post-Record is $116. It has approximately 200 subscribers, all of whom receive it by mail.

Sonoma County Herald-Recorder.    The Sonoma County Herald-Recorder (the “Herald-Recorder”) has been in existence since 1899. The newspaper carries general news of local interest and is designed to be of special interest to members of the legal and real estate professions. Advertising in the newspaper consists of both public notice and commercial advertising. Its approximately 200 subscribers receive the newspaper three days a week by mail, at a rate of $188 annually.

Orange County Reporter.    The Orange County Reporter (“Orange Reporter”) has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Orange Reporter reports local and state legal news, including the court calendars and court directories for Orange County, and carries primarily public notice advertising. The Orange Reporter is mailed three days a week to approximately 400 paid and requester subscribers. The annual subscription rate is $83.

San Diego Commerce.    The San Diego Commerce is a thrice-weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves legal and real estate professionals in San Diego County. It has approximately 250 paid subscribers. The annual subscription rate is $60, covering distribution by mail.

Business Journal.    The Business Journal publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It carries public notice advertising, and its approximately 100 paid subscribers receive it by mail twice weekly. The annual subscription rate is $55.

Antelope Valley Journal.    Started in 1997, the Antelope Valley Journal is a weekly newspaper carrying general news of local interest, as well as public notice advertising. It also serves the real estate professional in north Los Angeles County. It has 100 paid subscribers, and the annual subscription rate is $25.

The Record Reporter (Arizona).    The Record Reporter was acquired in 1995. In addition to general news of local interest, The Record Reporter, which is published three days a week, focuses on real estate news and public record information and carries primarily public notice advertising. It is mailed to approximately 200 paid subscribers. The annual subscription rate is $165 for most subscribers.

Nevada Journal.    The Company acquired the Nevada Supreme Court Reporter in 1994, and the name was changed to the Nevada Journal. Besides stories of general interest and those concerning the courts and legal communities, the Nevada Journal features summaries and full-text opinions issued by the Nevada State and Federal Courts. Special features include local verdicts and settlements, bar examination results and articles on federal opinions. Both commercial and public notice advertising appear in the newspaper. The weekly Nevada Journal, as of September 30, 2002, had approximately 100 subscribers. The yearly subscription rate is $152. Much of the information in the Nevada Journal is available to its subscribers online.

Magazines.    Since 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the “State Bar”). The magazine was published by the Company in cooperation with the State Bar until December 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is mailed free to the active members of the State Bar of California and also has approximately 600 paid subscribers. An annual subscription to California Lawyer is $75. During fiscal 2002, the Company discontinued publishing House Counsel, its only other magazine.

Information Services.    The specialized information services offered by the Company have grown out of its newspaper operations or have evolved in response to a desire for such services primarily from its newspaper subscribers.

The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 4,800 subscribers at September 30, 2002 paying $265 per year. Court Rules reproduces court rules for certain state and federal courts in California. The Court Rules appear in two versions, one of which covers Northern California courts (nine volumes) and one of which covers Southern California courts (eight volumes). The Company updates Court Rules on a monthly basis. In addition, the Company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties. In addition, the Company publishes single-volume rules for the Federal District Court in the Southern District of California, Federal District Court in the Central District of California and California Probate Rules. In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $40 to $90 per year and volumes are normally updated or replaced whenever there are substantial rule changes. At September 30, 2002, the Company had approximately 5,400 subscribers for its Local Rules publications.

The Judicial Profiles services contain biographical and professional information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. The Judicial Profiles include biographical data on judges and information supplied by each judge regarding the judge’s policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the seven-volume set for Southern California or the six-volume set for Northern California. The approximately 1,000 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $482 per year. In 1997 the Company assumed certain publishing responsibilities from the King County (Washington) Bar Association Young Lawyers Division for the publishing of Judges Books for King, Pierce and Snohowish counties. The approximately 100 subscribers receive updates quarterly. The annual subscription is $125. (The current agreement expires in December 2002.)

The Company’s only bankruptcy publication is now the online California Bankruptcy Journal. The Company discontinued the Fourth Circuit Bankruptcy Court Reporter and the Texas Bankruptcy Court Reporter in fiscal 1999 and the online Colorado Bankruptcy Journal in fiscal 2002. The online bankruptcy service has approximately 100 subscribers at September 30, 2002. The annual subscription rate is $150 a year. The online publication contains summaries and full-text bankruptcy opinions from the U. S. Supreme Court and U.S. Court of Appeals for the Ninth Circuit, U.S. Bankruptcy Appellate Panel for the Ninth Circuit, and selected full texts from the U.S. Bankruptcy District Courts in California.

The Company also provides computer online foreclosure information to about 600 customers. This service primarily provides distressed property information, some of which also appear in some of the Company’s newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information. During fiscal 2002, the Company discontinued publishing the Code of Colorado Regulations.

Special Online Information Services Supplementing Traditional Services.    The Company, like most modern newspapers, supplements service to Daily Journal subscribers and advertisers with an increasing Internet-based online information service. Some of this online service comes as part of a newspaper subscription, or advertising placement, with no additional charges, and some can be obtained only when customers pay additional charges. So far, in this activity, incremental costs have exceeded supplemental incremental revenues. The Company believes its online service must grow very considerably, partly to defend existing profits through continuous product improvement, and partly in the hope of eventually obtaining considerable increases in profits from services not traditionally rendered by newspapers. The Company’s online services are growing substantially every year and no end is in sight.

Advertising and Newspaper Representative.    The Company’s publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising. Public notice advertising consists of about 100 different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements. In 1990 the Company acquired California Newspaper Service Bureau, Inc. (“CNSB”), a statewide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising. CNSB placed notices and other forms of advertising with adjudicated newspapers of general circulation, many of which are not owned by the Company. CNSB was liquidated as of fiscal 1995 year-end with its servicing subsequently provided by a division of the Company.

Public notice advertising revenues and related advertising and other service fees for the Company constituted about 29% of the Company’s total revenues in fiscal 2002, 27% in fiscal 2001 and 26% in fiscal 2000. In many states, including California, legislatures have considered various proposals, which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company’s public notice advertising revenues. The acquisition of CNSB, a marginal and threatened enterprise with a negative book net worth when purchased, improved the Company’s ability to protect the continued existence of public notice advertising.

Information Systems and Services.    In January 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and certain of its shareholders. As of September 30, 2002, the Company owned 93% of Sustain. The Sustain family of products consists of technologies and applications to enable justice agencies to automate their operations. Sustain has installations in nine states and three countries, and many of its clients have more than a decade of experience with the Sustain product line. The Company’s revenues derived from Sustain’s operations constituted about 7% of the Company’s total revenues in fiscal 2002, 6% in fiscal 2001 and 5% in fiscal 2000. As a technology based company, Sustain’s success depends on the continued development and improvement of its products. The Company’s expenditures in support of the Sustain software are highly significant and will continue to be necessary to maintain and increase Sustain’s revenues. The Company has expanded its consulting staff to meet its planned internal software development efforts and has also expanded relationships with other service providers. If these development programs are not successful, it will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. Sustain’s internal development costs, which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2003, and very likely much longer. If the Company is unable to fund all such development, that also may impact the Company’s ability to maximize its existing investment in the Sustain software and to compete for new opportunities in the case management software business.

Printing.    The Company’s main printing facilities are located in Los Angeles and currently are used primarily to print the Los Angeles Daily Journal including supplements, the Daily Commerce, the Post-Record, The Express, The Daily Recorder, the Orange Reporter, the Herald-Recorder and the Real Estate Journal. The Daily Appellate Report is printed in Los Angeles and shipped to Sacramento and San Francisco for inclusion in the Daily Recorder and the San Francisco Daily Journal. Concurrent with the Company’s move to its new Los Angeles facility in 1990, the Company purchased a new printing press with color capabilities. The San Francisco Daily Journal, San Diego Commerce, the Business Journal, the Record Reporter, the Antelope Valley Journal, the Directory, the Judicial Profiles, the Court Rules and California Lawyer magazine are printed by outside contractors. The Company has a small offset press for in-house printing of items such as legal advertising forms, letterhead and envelopes, promotional flyers and other material for its publications. This small press is operated by a local printer as an independent contractor.

Materials

After personnel and software development costs, postage and paper costs are typically the Company’s next two largest expenses.

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

An adequate supply of newsprint and other paper is important to the Company’s operations. The Company currently does not have a contract with paper suppliers. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. In 1997, 1999 and 2002 newsprint prices declined, but in 1998, 2000 and 2001, the price of paper increased moderately. Paper prices may fluctuate substantially in the future, and this could significantly impact income from operations.

Marketing

The Company actively promotes its individual newspapers and its multiple newspaper network as well as its other publications. The Company’s staff includes a number of employees whose primary responsibilities include attracting new subscribers and advertisers. The specialization of each publication creates both target subscribers and target advertisers. Subscribers are likely to be attracted because of the nature of the information carried by the particular publication, and likely advertisers are those interested in reaching such consumer groups. In marketing products, the Company also focuses on its ancillary products which can be of service to subscribers, such as its specialized information services.

The Company receives, on a non-exclusive basis, public notice advertising from a number of agencies. Such agencies ordinarily receive a commission of 15% to 25% on their sales of advertising in Company publications. Commercial advertising agencies also place advertising in Company publications and receive commissions for advertising sales.

Sustain’s staff includes several employees who provide marketing and consulting services which may also result in the licensing of Sustain products.

Competition

Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. For example, shortly before the Company purchased the San Francisco Daily Journal, Associated Newspapers, the owner of a controlling interest in a number of American law-oriented publications including the American Lawyer, purchased a law-oriented San Francisco newspaper and thereafter pursued subscribers and advertisers with more skill and determination than were employed by the former publisher. In 1989 Associated Newspapers sold a controlling interest to Time Warner Inc., the largest U.S. media company, which continued very aggressive competition, including amazingly low “price-war” type prices for multiple-copy subscriptions. In 1997 these publications were sold by Time Warner Inc. to a group headed by the investment firm of Wasserstein Perella, Inc., which subsequently also purchased National Law Publishing, publishers of the New York Law Journal, among others. All of the Company’s real estate and business publications and products face strong competition from other publications and service companies.

Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company’s newspapers provide along with general news coverage attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage as does the Company, but the Company believes its coverage, particularly that of The Daily Journals, is more complete and therefore attracts more readers. The Company believes that The Daily Journals are the most important newspapers serving California lawyers on a daily basis.

In attracting commercial advertisers, the Company competes with other newspapers and magazines, television, radio and other media, including electronic network systems for employment-related classified advertising. Factors which may affect competition for advertisers are the cost for such advertising compared with other media, and the size and characteristics of the readership of the Company’s publications. The Company competes with anywhere from one serious competitor to several competing newspapers for public notice advertising revenue in all of its markets. Large metropolitan general interest newspapers normally do not carry a significant amount of legal advertising, although recently they too have solicited certain types of public notice advertising. The Company estimates its market share of public notice advertising revenues ranges from 10% to 75%, in the various areas where its adjudicated newspapers are published. CNSB, a division of the Company, faces competition from a number of companies based in California, some of which specialize in placing certain types of notices.

Commencing in 1994, the Company’s California Lawyer magazine faced additional competition from a new State Bar of California publication that is discussed in the Products-Magazines section above. In 1999 the State Bar started a statewide directory that competes with the Company’s Directory. This new publication has not had a material impact on the Company’s operations.

The Company’s court rules publications face competition in both the Southern California market as well as in Northern California. In addition, the Company expects increased competition from online court rules services and the Courts. Subscriptions to the multi-volume Court Rules and Local Rules volumes have declined during fiscal 2002. The Company’s Judicial Profile services have direct competition and also indirect competition, since some of the same information is available through other sources.

The pricing of the Company’s products is reviewed every year. Subscription price increases have in recent years exceeded inflation, as have advertising rate increases.

There is significant competition among a limited number of companies to provide services and software to the courts, and some of these companies are much larger and have greater access to capital and other resources than Sustain. Others provide services for a limited number of courts. Normally, the vendor is selected through a bidding process. Many courts now desire Internet solutions to facilitate electronic filing and the publishing of certain information from case management systems. The Sustain product line provides a version of these services, but there are many uncertainties in the process of courts migrating to newer electronic based systems, including whether Sustain’s version of case management systems will find general acceptance and whether the development and modification of such systems can be done in a cost effective manner. The Company is in the process of developing new Internet-based software, but an inability to fully fund and develop a marketable product could impact the Company’s ability to compete in the case management software business.

Employees

The Company employs approximately 300 full-time employees and about 25 part-time employees including about 20 employees at Sustain. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

Working Capital

Traditionally, the Company has generated sufficient cash flow from operations to cover all needs including capital expenditures without significant borrowing. To a very considerable extent, the Company benefits in this regard from the fact that subscriptions are generally paid a year in advance. In fiscal 2001, expenditures to develop Sustain software exceeded cash flow from all other sources, thus triggering borrowing plans for the first time in many years. The Company’s expenditures in support of the development of Sustain software continue to be very significant, but much below the level of fiscal 2001. If the Company’s overall cash need exceeds cash flow from operations, the Company may borrow under its available line of credit, secure additional financing or change its software development strategy.

Inflation

The effects of inflation are not significantly any more or less adverse on the Company’s businesses than they are on other publishing companies. The Company has experienced the effects of inflation primarily through increases in costs of personnel, newsprint, postage and services. These costs have generally been offset by periodic price increases for advertising and subscription rates, but with frequent exceptions during several years when the Company has experienced substantial increases in postage and newsprint expenses and additional costs related to acquisitions.

Executive Officers of the Registrant

The table below sets forth certain information with regard to the executive officer who is not a director of the Company. All of the executive officers of the Company serve at the pleasure of the Board of Directors.

Name	Age	Principal Occupation Last Five Years
Ira A. Marshall, Jr	79
Secretary of the Company since 1977; Mr. Marshall is a private investor and businessman making investments for his own account and is a Trustee of Mesabi Trust, which collects and distributes royalties from Mesabi Trust’s interests in mining properties.

Item 2.    Properties

The Company owns office and printing facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2006. The Company’s office and storage facilities in Sacramento were sold during fiscal 2002 and smaller office space has been leased.

The Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, which is fully occupied by the Company. Approximately 75% of the building is devoted to office space and the remainder to printing and production equipment and facilities. In 1996 the Company purchased about 40,000 square feet of land near the Los Angeles facility which was used for additional parking. In 1998 the Company purchased additional land and an 11,300 square foot building adjacent to the new parking lot. It was first used for storage and then demolished. In fiscal 2003, the Company expects to complete a 37,000 square foot building and parking facilities on the properties acquired in 1996 and 1998, at an estimated cost of approximately $2.5 million. The new building will provide additional office, production and storage space, and thus the Company will no longer need to occupy certain adjacent space it presently leases from a third party. Initially, the Company anticipates occupying a relatively small portion of the new building, and it may attempt to lease some or all of the excess space to one or more tenants.

In San Francisco, the Company has approximately 11,000 square feet of office space under a lease expiring in 2004. In Denver, Sustain has approximately 9,400 square feet of office space under a lease expiring in September 2004. In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years duration.

See Note 5 of Notes to Consolidated Financial Statements for information concerning rents payable under leases.

Item 3.    Legal Proceedings

No material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

Rule 14a-4(c)(1) of the Securities and Exchange Commission provides that if the proponent of a shareholder proposal fails to notify the company at least 45 days prior to the month and day of mailing the prior year’s proxy statement, the proxies of the Company’s management would be permitted to use their discretionary authority at the Company’s next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement.

No matters were submitted to a vote of shareholders during the last quarter of the Company’s fiscal year ended September 30, 2002.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Shareholder Matters

The following table sets forth the sales prices of the Company’s common stock for the periods indicated. Quotations are as reported by Nasdaq (Small-Cap Issues), the automated quotation system of the National Association of Securities Dealers, Inc.

	High	Low
Fiscal 2002
Quarter ended December 31, 2001	$32.75	$19.00
Quarter ended March 31, 2002	30.25	23.25
Quarter ended June 30, 2002	28.50	25.50
Quarter ended September 30, 2002	27.50	21.25

	High	Low
Fiscal 2001
Quarter ended December 31, 2000	$30.06	$28.00
Quarter ended March 31, 2001	33.25	29.75
Quarter ended June 30, 2001	31.50	26.00
Quarter ended September 30, 2001	28.50	26.00

As of December 13, 2002, there were approximately 1,300 holders of record of the Company’s common stock, and the last trade was at $23.60 per share.

The Company did not declare or pay any dividends during fiscal 2002 or 2001. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

From time to time, the Company has purchased shares, including treasury shares, of its common stock and may continue to do so. See Note 3 to consolidated financial statements. Stock purchases are made primarily to reduce dilution of net income (loss) per share caused by the deferred management incentive plan under which selected employees are paid, subject to certain conditions, supplemental compensation tied to future pre-tax earnings. During fiscal 2002, the Company purchased 10,903 shares of common and treasury stock at an average price per share of $26.27.

Item 6.    Selected Financial Data

The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 2002. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included herein.

	Fiscal Year Ended September 30
	2002	2001	2000	1999	1998
	(Dollar amounts in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues
Advertising	$16,948	$18,465	$19,992	$20,267	$21,109
Circulation	11,044	11,343	11,651	11,675	11,449
Information systems and services	2,491	2,055	2,328	1,213	—
Advertising service fees and other	3,548	3,361	3,373	3,180	2,921

	34,031	35,224	37,344	36,335	35,479

Costs and expenses
Salaries and employee benefits	17,239	17,743	17,598	16,461	15,551
Newsprint and printing expenses	2,115	2,934	3,089	3,232	3,377
Commissions and other outside services	5,633	5,439	5,907	4,508	4,254
Postage and delivery costs	1,993	2,034	2,061	2,254	2,266
Depreciation, amortization and goodwill impairment charges	2,544	3,877	2,517	1,767	1,696
Other general and administrative expenses	3,641	4,147	4,520	5,155	3,553
Write-off and expense of capitalized software	—	15,048	—	—	—

	33,165	51,222	35,692	33,377	30,697

Income (loss) from operations	866	(15,998)	1,652	2,958	4,782
Other income and expenses
Gain from sale of property, net	274	—	—	—	—
Interest income	63	101	439	516	626
Interest expense	(157)	(162)	—	—	—

Income (loss) before taxes	1,046	(16,059)	2,091	3,474	5,408
Benefits from (provision for) income taxes	180	2,000	(700)	(1,550)	(2,150)

Income (loss) before minority interest in net loss of subsidiary	1,226	(14,059)	1,391	1,924	3,258
Minority interest in net loss of subsidiary (7%, 7% and 9%, respectively)	—	686	447	199	—

Net income (loss)	$1,226	$(13,373)	$1,838	$2,123	$3,258

Weighted average number of common shares outstanding – basic and diluted	1,487,798	1,494,900	1,546,319	1,579,251	1,589,971

Basic and diluted net income (loss) per share	$0.82	$(8.95)	$1.19	$1.34	$2.05

	September 30
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Working capital as conventionally reported	$(2,962)	$(4,939)	$1,731	$6,040	$8,008
Working capital before deductions of specified items (1)	4,263	2,838	9,639	13,858	14,910
Total assets	21,433	21,167	35,050	31,525	28,965
Shareholders’ equity	4,868	3,929	17,858	17,668	16,285

(1)	Before deducting for each of the five years the liability for deferred subscription revenue and other revenues which will be earned within one year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2002 Compared to 2001

Revenues were $34,031,000 and $35,224,000 for the fiscal years ended September 30, 2002 and 2001, respectively. This decrease of $1,193,000 (3%) was primarily attributable to a decline in revenues from display and classified advertising which was partially offset by the advertising and subscription rate increases.

Display advertising and conference revenues declined by $945,000, and classified advertising revenues decreased by $660,000. Public notice advertising revenues increased by $88,000. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 29% of the Company’s total revenues. Circulation revenues decreased an aggregate of $299,000 primarily because of fewer subscriptions to the court rule services due to some courts now providing their rules online. The Daily Journals accounted for about 73% of the Company’s total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 18% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $436,000 primarily because of increased consulting revenues of Sustain. The Company’s revenues derived from Sustain’s operations constituted about 7% and 6% of the Company’s total revenues for fiscal 2002 and 2001, respectively.

Costs and expenses, excluding the prior year write-off of capitalized software of $15,048,000, decreased by $3,009,000 (8%), to $33,165,000 from $36,174,000. Total personnel costs were $17,239,000, representing a decrease of $504,000 (3%), primarily because of the closing of various small regional offices. Newsprint and printing expenses decreased by $819,000 (28%) primarily because of the reduction in newsprint usage and prices and the discontinuance of House Counsel magazine. Commissions and other outside services increased by $194,000 (4%) primarily because of costs of individual software consultants hired to help develop Sustain software of $1,760,000, partially offset by reduced editorial freelancers’ works and other computer support services. Depreciation and amortization expenses decreased by $1,333,000 (34%) primarily because all the Sustain’s remaining goodwill of $979,000 had been written off as of September 30, 2001. Other general and administrative expenses declined by $506,000 (12%) mainly resulting from less bad debt expense and reduced legal fees.

The Company’s expenditures in support of the Sustain software are highly significant and will grossly impact overall results at least through fiscal 2003, and very likely much longer. These Sustain internal development costs, primarily incremental costs, aggregated $1,760,000 for fiscal 2002 compared to $339,000 in fiscal 2001. During fiscal 2001 and 2000, there were $15,048,000 of costs for the development of Sustain software by an outside service provider. In April 2001, the Company determined that this purchased software was not functioning as intended, and therefore the development efforts of the outside provider were discontinued, and its work was terminated. The software development project was both seriously flawed and seriously behind schedule at the time of termination and was, therefore, of virtually zero commercial value. As a result, the Company wrote off and expensed in fiscal 2001 capitalized software development costs aggregating $15,048,000. The Company also booked a net tax benefit of $2,000,000 in fiscal 2001 based on management’s estimate of the timing of the utilization of tax benefits, for financial statement purposes, from overall losses attributable to the Sustain segment. In subsequent years there may be substantial additional tax benefits from past Sustain-segment losses.

To replace work of the terminated outside service provider, the Company has expanded its consulting staff to meet its planned internal development efforts and has expanded relationships with other service providers. If these replacement development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit increased by $1,456,000 (40%) to $5,072,000 from $3,616,000, primarily due to reduced expenses resulting from the decrease in newsprint and printing expenses and the closing of some small regional offices. In addition, the Company realized a gain from the sale of property of $274,000. Sustain’s business segment pretax loss increased by $85,000 (2%) to $4,026,000 from $3,941,000, excluding the prior year write-off of capitalized software of $15,048,000, primarily due to its software development project. The consolidated net income for fiscal 2002 was $1,226,000 as compared with a net loss of $13,373,000 in fiscal 2001. A tax provision was not recorded for fiscal 2002 because the Company was able to utilize net operating loss carry-forwards to offset taxes which otherwise would have been payable. In addition, the Company recorded income tax benefits of $180,000 resulting from the recent tax law change for the carry-back of net operating losses. Net income per share was $0.82 in fiscal 2002 as compared with a net loss per share of $8.95 in fiscal 2001.

2001 Compared to 2000

Revenues were $35,224,000 and $37,344,000 for the fiscal years ended September 30, 2001 and 2000, respectively. This decrease of $2,120,000 (6%) was primarily attributable to a decline in revenues from display and classified advertising which was partially offset by the advertising and subscription rate increases.

Display advertising and conference revenues declined by $1,167,000, and classified advertising revenues decreased by $422,000. Public notice advertising revenues increased by $62,000 primarily resulting from increased legal notice sales. “The Daily Journals” accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company’s total revenues. Circulation revenues decreased an aggregate of $308,000 primarily because of fewer subscriptions to the court rule services. The Daily Journals accounted for about 71% of the Company’s total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 18% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues were down by $273,000 primarily because of reduced consulting revenues of Sustain. The Company’s revenues derived from Sustain’s operations constituted about 6% of the Company’s total revenues for fiscal 2001 and 5% for fiscal 2000, respectively.

Costs and expenses, excluding the write-off of capitalized Sustain software development costs, increased by $482,000 (1%), to $36,174,000 from $35,692,000. Total personnel costs were $17,743,000, representing an increase of $145,000 (1%). Newsprint and printing expenses decreased by $155,000 (5%) primarily because of the reduction of newspaper bonus issues, partially offset by the newsprint price increases. Commissions and other outside services decreased by $468,000 (8%) primarily because of fewer commissionable sales. Depreciation, amortization and goodwill impairment expenses increased by $1,360,000 (54%) which included the write-off of Sustain’s remaining goodwill of $979,000 primarily due to management’s review of Sustain’s losses in fiscal 2001 and the expected future cash flows. The Company determined that the carrying value of the goodwill may not be recoverable.

The Company’s expenditures in support of the Sustain software were very high and grossly impacted overall results. As of September 30, 2000, capitalized Sustain software costs consisted of purchased software of $3,023,000 that was capitalized upon the acquisition of Sustain and $6,943,000 for amounts capitalized related to the use of the outside service provider to further develop the software product. In fiscal 2001, the Company invested an additional $8,105,000 in the development of system software representing costs related to the use of the outside service provider. As a result of the flaws and problems related to the outside service provider discussed above, the Company wrote off and expensed in fiscal 2001 capitalized software development costs aggregating $15,048,000. The Company also booked a net tax benefit of $2,000,000 in fiscal 2001 based on management’s estimate of the timing of the utilization of tax benefits, for financial statement purposes, from overall losses attributable to the Sustain segment.

Interest income decreased by $338,000 (77%) during fiscal 2001 to $101,000 from $439,000, primarily resulting from allocation of cash resources to the investment in Sustain software. There was interest expense of $162,000 in fiscal 2001 for the Company’s bank loans.

The Company’s traditional business segment pretax profit decreased by $2,047,000 (36%) to $3,616,000 from $5,663,000, primarily due to a downturn in commercial advertising and fewer court rule subscriptions. Sustain’s business segment pretax loss increased by $15,864,000 primarily because of the write-offs of (i) the capitalized Sustain software development costs of $15,048,000 and (ii) the remaining Sustain goodwill of $979,000 as well as reduced consulting revenues. The consolidated net loss for the fiscal year ended September 30, 2001 was $13,373,000 as compared with a consolidated net income of $1,838,000 in the prior fiscal year. Net loss per share was $8.95 as compared with net income per share of $1.19 in the prior fiscal year.

Liquidity and Capital Resources

During the fiscal year ended September 30, 2002, the Company’s cash and cash equivalents and U.S. Treasury Bill positions increased by $1,898,000. Cash and cash equivalents were used for the net purchase of capital assets of $1,438,000 and the Company’s common and treasury stock of $287,000. The cash provided by operating activities of $3,679,000 included a net decrease in prepayments for subscriptions and others of $552,000, primarily related to the discontinuance of various small publications. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities decreased in fiscal 2002 by $5,368,000 as compared to the prior year primarily due to the collection of an income tax refund and the recording in the prior year of the net write-off of the Sustain software. There continue to be outstanding issues between Sustain and the terminated outside service provider, including the amounts due to each of them from the other. The terminated outside service provider filed for bankruptcy in December 2001 and stated in its filings with the U.S. Bankruptcy Court that it was considering bringing a collection action against Sustain. If it does, Sustain will assert counter-claims that completely offset the terminated outside provider’s claims. Sustain will vigorously defend any litigation or action brought by the terminated outside service provider, although no assurances can be made as to the ultimate outcome of the dispute. It is the opinion of management that adequate provision has been made for any amounts that may become due as a result of the dispute. Nonetheless, the pendency of these issues could have an impact on Sustain’s ability to attract new customers or work with its existing customers. During fiscal 2003, and very likely much longer, the Company expects its total expenditures in support of the development of the Sustain software to continue to be very significant. As of September 30, 2002, the Company had working capital of $4,263,000 before deducting the liability for deferred subscription revenues and other revenues of $7,225,000 which will be earned within one year.

The Company also has a real estate loan of $1,883,000 secured by its existing Los Angeles facilities. The Company has begun construction of a new building and parking facilities in Los Angeles estimated to cost approximately $2.5 million, and a bank has expressed interest in lending the Company up to an additional $2 million when its new building is completed. In January 2002, the Company renewed its $4 million revolving bank line of credit, which expires on April 1, 2003. This line of credit is secured by substantially all of the Company’s non-real estate assets. As of September 30, 2002, there was no borrowing under this line of credit, and currently the Company does not intend to renew it. If the Company requires additional funds, it may, among other things, change Sustain’s development strategy or attempt to secure additional financing, which may or may not be available to the Company on acceptable terms.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that accounting for capitalized software costs, income tax accounting and revenue recognition are critical accounting policies.

Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. The Company’s expenditures in support of the Sustain software are highly significant and will grossly impact overall results at least through fiscal 2003, and very likely much longer.

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

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report. (See Notes 4-6 for taxes, debt and operating lease commitments.)

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk

The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills maturing within one year. During the fiscal 2002, the Company had no short-term borrowings under the $4 million line of credit from the bank. Given the short-term nature of the investments, and the fact that as of September 30, 2002, the Company had no outstanding borrowing except for the real estate loan which bears a fixed interest rate, the Company was not subject to significant interest rate risk during such period.

The $4 million revolving bank line of credit bears interest payable monthly at a quarter point under the prime rate, and it expires in April 2003. Such line of credit is secured by substantially all of the Company’s non-real estate assets. As of September 30, 2002, there was no borrowing under this line of credit. In addition, the real estate loan of $1,883,000 bears interest at approximately 8% and is repayable in equal monthly installments through 2016. The real estate loan is secured by the Company’s existing facilities in Los Angeles.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
DAILY JOURNAL CORPORATION

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended September 30, 2002, 2001 and 2000. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Los Angeles, California
November 8, 2002

Item 8.    Financial Statements and Supplementary Data

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$513,000	$2,901,000
U.S. Treasury Bills, at cost plus discount earned	4,286,000	—
Accounts receivable, less allowance for doubtful accounts of $500,000 at September 30, 2002 and 2001	5,953,000	6,597,000
Inventories	18,000	67,000
Prepaid expenses and other assets	141,000	154,000
Deferred income taxes	901,000	696,000

Total current assets	11,812,000	10,415,000

Property, plant and equipment, at cost:
Land, buildings and improvements	8,538,000	8,568,000
Furniture, office equipment and computer software	6,118,000	6,326,000
Machinery and equipment	1,351,000	1,533,000

	16,007,000	16,427,000
Less accumulated depreciation	(7,024,000)	(6,943,000)

	8,983,000	9,484,000
Capitalized software, net	634,000	1,239,000
Deferred income taxes	4,000	29,000

	$21,433,000	$21,167,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,086,000	$5,124,000
Accrued liabilities	2,371,000	2,378,000
Notes payable—current portion	92,000	75,000
Deferred subscription revenue and other revenues	7,225,000	7,777,000

Total current liabilities	14,774,000	15,354,000

Notes payable—long term	1,791,000	1,884,000
Commitments and contingencies (Note 5)	—	—
Minority Interest—7%	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,525,618 shares and 1,533,521 shares outstanding, respectively	15,000	15,000
Other paid-in capital	1,939,000	1,949,000
Retained earnings	3,784,000	2,754,000
Less 46,271 and 43,271 treasury shares, respectively, at cost	(870,000)	(789,000)

Total shareholders’ equity	4,868,000	3,929,000

	$21,433,000	$21,167,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30
	2002	2001	2000
Revenues:
Advertising	$16,948,000	$18,465,000	$19,992,000
Circulation	11,044,000	11,343,000	11,651,000
Information systems and services	2,491,000	2,055,000	2,328,000
Advertising service fees and other	3,548,000	3,361,000	3,373,000

	34,031,000	35,224,000	37,344,000

Costs and expenses:
Salaries and employee benefits	17,239,000	17,743,000	17,598,000
Newsprint and printing expenses	2,115,000	2,934,000	3,089,000
Commissions and other outside services	5,633,000	5,439,000	5,907,000
Postage and delivery expenses	1,993,000	2,034,000	2,061,000
Depreciation, amortization and goodwill impairment charges	2,544,000	3,877,000	2,517,000
Other general and administrative expenses	3,641,000	4,147,000	4,520,000
Write-off and expense of capitalized software	—	15,048,000	—

	33,165,000	51,222,000	35,692,000

Income (loss) from operations	866,000	(15,998,000)	1,652,000
Other income and expenses
Gain from sale of property, net	274,000	—	—
Interest income	63,000	101,000	439,000
Interest expense	(157,000)	(162,000)	—

Income (loss) before taxes	1,046,000	(16,059,000)	2,091,000
Benefit from (provision for) income taxes	180,000	2,000,000	(700,000)

Income (loss) before minority interest in net loss of subsidiary	1,226,000	(14,059,000)	1,391,000
Minority interest in net loss of subsidiary (7%, 7% and 9%, respectively)	—	686,000	447,000

Net income (loss)	$1,226,000	$(13,373,000)	$1,838,000

Weighted average number of common shares outstanding—basic and diluted	1,487,798	1,494,900	1,546,319

Basic and diluted net income (loss) per share	$0.82	$(8.95)	$1.19

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Other Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	Share	Amount
Balance at September 30, 1999	1,601,816	16,000	2,036,000	16,233,000	(617,000)	17,668,000
Net income	—	—	—	1,838,000	—	1,838,000
Purchase of common stock	(48,560)	—	(62,000)	(1,414,000)	—	(1,476,000)
Purchase of treasury stock	—	—	—	—	(172,000)	(172,000)

Balance at September 30, 2000	1,553,256	16,000	1,974,000	16,657,000	(789,000)	17,858,000
Net loss	—	—	—	(13,373,000)	—	(13,373,000)
Purchase of common stock	(19,735)	(1,000)	(25,000)	(530,000)	—	(556,000)

Balance at September 30, 2001	1,533,521	15,000	1,949,000	2,754,000	(789,000)	3,929,000
Net income	—	—	—	1,226,000	—	1,226,000
Purchase of common stock	(7,903)	—	(10,000)	(196,000)	—	(206,000)
Purchase of treasury stock	—	—	—	—	(81,000)	(81,000)

Balance at September 30, 2002	1,525,618	$15,000	$1,939,000	$3,784,000	$(870,000)	$4,868,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,226,000	$(13,373,000)	$1,838,000
Adjustments to reconcile net income (loss) to net cash provided by operations:
Write-off and expense of capitalized software	—	15,048,000	—
Depreciation, amortization and goodwill impairment charges	2,544,000	3,877,000	2,517,000
Minority interest in consolidated subsidiary	—	(686,000)	(447,000)
Deferred income taxes	(180,000)	(2,516,000)	2,261,000
Discount earned on U.S. Treasury Bills	(20,000)	—	(30,000)
Changes in assets and liabilities:
(Increase) decrease in current assets
Accounts receivable, net	644,000	2,378,000	(504,000)
Income tax receivable	—	2,709,000	(2,709,000)
Inventories	49,000	(6,000)	(16,000)
Prepaid expenses and other assets	13,000	17,000	158,000
Increase (decrease) in current liabilities
Accounts payable	(38,000)	1,410,000	689,000
Accrued liabilities	(7,000)	320,000	(61,000)
Deferred subscription and other revenues	(552,000)	(131,000)	90,000

Cash provided by operating activities	3,679,000	9,047,000	3,786,000

Cash flows from investing activities:
Net (purchases) sales of U.S. Treasury Bills	(4,266,000)	1,972,000	7,233,000
Capital and capitalized software expenditures, including acquisitions:
Purchases of property, plant and equipment, net	(1,438,000)	(1,796,000)	(2,219,000)
Capitalized software	—	(8,105,000)	(6,943,000)
Acquisitions of Sustain common stock	—	—	(10,000)

Net cash used for investing activities	(5,704,000)	(7,929,000)	(1,939,000)

Cash flows from financing activities:
Loan proceeds	—	2,000,000	—
Payment of loan principle	(76,000)	(41,000)	—
Purchase of common and treasury stock	(287,000)	(556,000)	(1,648,000)

Cash (used for) provided by financing activities	(363,000)	1,403,000	(1,648,000)

(Decrease) increase in cash and cash equivalents	(2,388,000)	2,521,000	199,000
Cash and cash equivalents:
Beginning of year	2,901,000	380,000	181,000

End of year	$513,000	$2,901,000	$380,000

Interest paid during year	$157,000	$162,000	$—

Income taxes paid during year	$15,000	$—	$1,035,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY AND OPERATIONS

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. SUSTAIN Technologies, Inc. (“Sustain”), now a 93% owned subsidiary as of September 30, 2002, has been consolidated since it was acquired in January 1999. (See Note 2.) Sustain provides the SUSTAIN® family of products which consist of technologies and applications to enable justice agencies to automate their operations. Essentially all of the Company’s operations are based in California, Arizona, Colorado, Nevada and Virginia.

2.    ACQUISITIONS

In January 1999 the Company acquired an 80% equity interest in Sustain for cash of $6.67 million. During March 2000, June 2000 and October 2001, the Company acquired additional equity interests in Sustain of 6%, 5% and 2%, respectively, for cash of approximately $7 million primarily paid to Sustain pursuant to rights offerings. The results of operations for the additional ownership interests have been included in the financial statements from the dates of such acquisitions. The acquisitions were accounted for using the purchase method of accounting; accordingly, the purchase price in excess of the net assets was allocated to purchased software ($3,275,000) and goodwill ($1,895,000). The purchased software is being amortized over five years, and during fiscal 2001, the remaining net book value of goodwill of approximately $979,000 was written off due to the asset’s permanent impairment, based on Sustain’s losses and expected future cash flows. (See Note 3.)

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

Capitalized Software, net:    The Company’s expenditures in support of the Sustain software are highly significant. The capitalized Sustain software costs consist of purchased software upon the acquisition of Sustain of $3,023,000, less accumulated amortization of $2,389,000 and $1,784,000 as of September 30, 2002 and 2001, respectively. The remaining capitalized software, net, represents software costs accounted for pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This software is being amortized over five years. Amortization expenses for capitalized software was $605,000, $604,000 and $689,000 for fiscal years 2002, 2001 and 2000, respectively. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.

During fiscal 2001 and 2000, there were also capitalized costs of $15,048,000 for the development of Sustain software related to the use of an outside service provider. In April 2001, the Company determined that the purchased software was both seriously flawed and seriously behind schedule, and therefore the development efforts of the outside provider were discontinued, and its work was terminated. With its flaws and incompleteness, the software development project at the time of termination was of virtually zero commercial value. As a result, the Company wrote off and expensed in fiscal 2001 capitalized software development costs aggregating $15,048,000. In partial offset, the Company booked, through reported income, a net tax benefit of $2,000,000 in fiscal 2001 after taking into account management’s estimate of the timing of the utilization of all tax benefits for financial statement purposes. In subsequent years, there may be substantial additional tax benefits from past Sustain-segment losses.

The Company has expanded its consulting staff to meet its planned internal software development efforts and has also expanded relationships with other service providers. If these development programs are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain internal development costs ($1,760,000 and $339,000 during fiscal 2002 and 2001, respectively), which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2003, and very likely much longer.

Intangible assets:    Intangible assets consisted of goodwill resulting from the acquisitions of Sustain equity in 1999, 2000 and 2001. The remaining balance of these intangible assets of $979,000 was written off as of September 30, 2001 due to Sustain’s losses and its expected future cash flows.

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

Supplemental Employee Compensation Plan:    In fiscal 1987 the Company implemented a Plan for Supplemental Employee Compensation that entitles an employee to participate in pre-tax earnings of the Company for the lesser of (i) ten years or (ii) as long as that employee remains employed or is in retirement following employment to age 65. Non-negotiable certificates of employee participant interests entitled employees to receive 12.72% of income before taxes and supplemental compensation expenses in fiscal 2002, 12.49% in fiscal 2001 and 11.69% in fiscal 2000 (amounting to about $112,000, $0 and $343,000, respectively). In addition, the employee holders of certificates are entitled to receive the same percentage of pre-tax earnings in each of the next nine years subsequent to the year of the grant of the certificate provided they remain employed or are in retirement following employment to age 65.

Treasury stock and net income (loss) per common share:    As of September 30, 2002 and 2001, the Company owned 46,271 and 43,271, respectively, of the 599,409 units of a limited partnership that has no known liabilities and owns as its sole asset 599,409 shares of common stock of Daily Journal Corporation. This investment, at a total cost of $870,000, is considered treasury stock and is excluded from the calculation of weighted average shares. The net income (loss) per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,487,798 for 2002, 1,494,900 for 2001 and 1,546,319 for 2000. The Company does not have any common stock equivalents, and therefore basic and diluted net income (loss) per share is the same.

Use of Estimates:    The presentation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications:    Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Impairment of Long-Lived Assets:    The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. In fiscal 2001, the Company determined that the carrying value of its existing unamortized goodwill was impaired and recorded a write-off, which resulted in an additional loss of approximately $979,000 ($.41 net loss per share.)

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

In August 2001, the Financial Accounting Standard Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121. SFAS 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No.144 is effective for fiscal years beginning after December 15, 2001, with early application encouraged. The Company does not believe that the adoption of this statement will have a material impact on the financial statements.

In June 2002, the Financial Accounting Standard Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 shall be effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company does not believe that the adoption of this statement will have a material impact on the financial statements.

4.    INCOME TAXES

The provision for income taxes (benefits) consists of the following:

	2002	2001	2000
Current:
Federal	$—	$355,000	$(1,307,000)
State	—	161,000	(254,000)

	—	516,000	(1,561,000)

Deferred:
Federal	(180,000)	(1,981,000)	1,848,000
State	—	(535,000)	413,000

	(180,000)	(2,516,000)	2,261,000

	$(180,000)	$(2,000,000)	$700,000

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2002	2001	2000
Statutory federal income tax rate	34.0%	(34.0%)	34.0%
State franchise taxes (net of federal tax benefit)	5.8	(1.5)	5.1
Research and development tax credit	—	1.6	(7.9)
Net operating loss utilization—current year	(44.0)	—	—
Net operating loss utilization—prior year carry-back	(17.2)	—	—
Other, net, primarily amortization of goodwill and write-down of deferred tax asset	4.2	21.4	2.3

Effective tax rate	(17.2%)	(12.5%)	33.5%

The Company’s deferred income tax assets/(liabilities) were comprised of the following at September 30:

	2002	2001	2000
Deferred tax assets/(liabilities) attributable to:
Accrued liabilities, including vacation pay accrual	$339,000	$513,000	$1,099,000
Bad debt reserves not yet deductible	199,000	199,000	214,000
Depreciation and amortization	(4,000)	13,000	(3,181,000)
Cash/accrual accounting method change	394,000	—	—
Net operating loss and research credit carry-forwards, other	3,593,000	4,359,000	77,000

Total deferred tax assets (liabilities)	4,521,000	5,084,000	(1,791,000)

Deferred tax asset—valuation allowance	(3,616,000)	(4,359,000)	—

Net deferred tax asset (liabilities)	$905,000	$725,000	$(1,791,000)

At September 30, 2002, the Company has a deferred tax asset of $4,521,000 primarily related to fiscal 2001’s net operating loss and research and development credit carry-forwards which expire in years 2015 through 2021. In addition, the Company has requested a change in accounting method for Sustain Technologies, Inc. from the cash method to the accrual method of accounting, which has generated additional deferred tax benefits for fiscal 2002. Due to the uncertainty surrounding the timing of realizing the benefits of its tax attributes in future tax returns, the Company has provided a valuation allowance against the asset of $3,616,000, resulting in a net deferred tax asset of $905,000. The net reduction to the valuation allowance for the current fiscal year was $743,000, primarily due to utilization of net operating loss carry-forwards.

The Company has net operating losses available to be carried forward to offset future taxable income as follows:

Fiscal Year Generated	Amount	Fiscal Year Expiration
2000	$2,045,000 (California NOL only)	2015
2001	$4,588,000 (Federal NOL only)	2021
2001	$4,773,000 (California NOL only)	2016

In addition, the Company has Research and Development Credits available to be carried forward to offset future federal tax as follows:

Fiscal Year Generated	Amount	Fiscal Year Expiration
2000	$355,000	2020
2001	$250,000	2021

5.    COMMITMENTS AND CONTINGENCIES

The Company owns office and printing facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2006. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.

Future minimum rental payments required under the above operating leases at September 30, 2002 are as follows:

Year ending September 30	Commitment
2003	$ 825,000
2004	530,000
2005	40,000
2006	3,000

$1,398,000

Rental expenses for the fiscal years 2002, 2001 and 2000 were $925,000, $939,000 and $886,000, respectively.

Management has received information furnished by legal counsel on the current stage of all outstanding legal proceedings and the development of these matters to date. There continue to be outstanding issues, including the amounts due to each of them from the other, between Sustain and the terminated outside service provider whose software development work was terminated by Sustain in April 2001 as a result of serious flaws and long delays. The terminated outside service provider filed for bankruptcy in December 2001 and stated in its filings with the U.S. Bankruptcy Court that it was considering bringing a collection action against Sustain. If it does, Sustain will assert counter-claims that completely offset the terminated outside provider’s claims. Sustain will vigorously defend any litigation or action brought by the terminated outside service provider, although no assurances can be made as to the ultimate outcome of the dispute. It is the opinion of management that adequate provision has been made for any amounts that may become due as a result of the dispute.

6.    DEBT

In January 2002, the Company renewed its $4 million revolving bank line of credit bearing interest payable monthly at a quarter point under the prime rate, which expires on April 1, 2003. Such line of credit is secured by substantially all of the Company’s non-real estate assets. As of September 30, 2002, there was no borrowing under this line of credit, and currently the Company does not intend to renew it. In addition, the Company has a real estate loan of $1,883,000, which bears interest at approximately 8% and is repayable in equal monthly installments through 2016. The real estate loan is secured by the Company’s existing facilities in Los Angeles.

7.    OPERATING SEGMENTS

The Company has two segments of business. The Company’s reportable segments are (1) the traditional business and (2) Sustain. The traditional business segment publishes the Company’s newspapers and a magazine and produces several specialized information services. The Sustain segment provides the SUSTAIN® family of products which consists of technologies and applications to enable justice agencies to automate their operations. The accounting policies of the reportable segments are the same as those described in Note 3 of Notes to Consolidated Financial Statements. Inter-segment transactions were eliminated, and the reported segment loss of Sustain was net of the minority interest. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments
	Traditional Business	Sustain
	(in thousands)
2002
Revenues	$31,540	$2,491	$34,031
Profit (loss) before taxes	5,072	(4,026)	1,046
Total assets	19,131	2,302	21,433
Capital expenditures	1,327	111	1,438
Depreciation and amortization	1,714	830	2,544
Gain from sale of property, net	274	—	274
Income tax benefits (expenses)	(2,000)	2,180	180
Total after-tax income (loss)	3,072	(1,846)	1,226
2001
Revenues	$33,169	$2,055	$35,224
Profit (loss) before taxes	3,616	(18,989)	(15,373)
Total assets	18,423	2,744	21,167
Capital expenditures	1,635	8,266	9,901
Depreciation, amortization and goodwill impairment charges	1,641	2,236	3,877
Income tax benefits (expenses)	(1,390)	3,390	2,000
Total after-tax income (loss)	2,226	(15,599)	(13,373)
2000
Revenues	$35,016	$2,328	$37,344
Profit (loss) before taxes	5,663	(3,125)	2,538
Total assets	19,104	15,946	35,050
Capital expenditures	1,647	7,525	9,172
Depreciation and amortization	1,355	1,162	2,517
Income tax benefits (expenses)	(1,930)	1,230	(700)
Total after-tax income (loss)	3,733	(1,895)	1,838

8.    RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

	Quarter ended
	12/01	03/02	06/02	09/02
	(in thousands except per share amounts)
2002
Revenues	$8,002	$8,586	$9,020	$8,423
Costs and expenses	8,135	8,416	8,346	8,268
Income (loss) from operations	(133)	170	674	155
Other incomes (expense)	(21)	(26)	(28)	255
Income (loss) before taxes	(154)	144	646	410
Benefits from income taxes	—	180	—	—
Income before minority interest in net loss of subsidiary	(154)	324	646	410
Minority interest in net loss of subsidiary	—	—	—	—
Net income (loss)	(154)	324	646	410
Basic and diluted net income (loss) per share	(.10)	.22	.43	.27

	12/00	03/01	06/01	09/01
2001
Revenues	$8,528	$8,738	$9,294	$8,664
Costs and expenses	8,643	21,565	10,761	10,253
Loss from operations	(115)	(12,827)	(1,467)	(1,589)
Other income (expense)	36	(41)	(37)	(19)
Loss before taxes	(79)	(12,868)	(1,504)	(1,608)
Benefits from (provision for) income taxes	30	5,290	685	(4,005)
Loss before minority interest in net loss of subsidiary	(49)	(7,578)	(819)	(5,613)
Minority interest in net loss of subsidiary	46	604	36	—
Net loss	(3)	(6,974)	(783)	(5,613)
Basic and diluted net loss per share	(.00)	(4.68)	(.53)	(3.74)

	12/99	03/00	06/00	09/00
2000
Revenues	$8,804	$9,797	$9,626	$9,117
Costs and expenses	8,250	9,013	9,143	9,286
Income (loss) from operations	554	784	483	(169)
Other income	116	133	104	86
Income (loss) before taxes	670	917	587	(83)
(Provision for) benefits from income taxes	(315)	(425)	(350)	390
Income before minority interest in net loss of subsidiary	355	492	237	307
Minority interest in net loss of subsidiary	80	54	238	75
Net income	435	546	475	382
Basic and diluted net income per share	.28	.35	.31	.25

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No such changes or disagreements.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information set forth in the tables, the notes thereto, and the paragraphs under the caption “Election of Directors” in the Company’s Proxy Statement for Annual Meeting of Shareholders to be held on or about February 5, 2003 (the “Proxy Statement”), is incorporated herein by reference. The information set forth under Item 1 of this Form 10-K under the caption “Executive Officers of Registrant” is also incorporated herein by reference.

Item 11.    Executive Compensation

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information set forth under the caption “Executive Compensation—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

Item 14.    Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that this information is accumulated and communicated to our management, including Gerald L. Salzman, the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing of this annual report on Form 10-K, the Company’s management conducted an evaluation of the effectiveness of its disclosure controls and procedures. This evaluation was supervised and reviewed by Mr. Salzman. Based on this evaluation, Mr. Salzman has concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to him in a timely fashion.

In addition, since Mr. Salzman completed his most recent evaluation of the Company’s internal controls, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to that evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses in the internal controls.

PART IV

Item 15(a).    Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets at September 30, 2002 and 2001

Consolidated Statements of Operations for each of the three years in the period ended September 30, 2002

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended September 30, 2002

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2002

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for the three years ended September 30, 2002:

II Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

2.1	Stock Purchase Agreement, dated as of January 22, 1999, by and among Daily Journal Corporation, Choice Information Systems, Inc., Michael W. Payton and Terence E. Hahm. (±)

2.2	Asset Purchase Agreement, dated as of January 22, 1999, by and among Choice Information Systems, Inc., Quindeca Corporation and Jerry L. Short. (±)

3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)

3.2	Bylaws of Daily Journal Corporation. (#)

10.1	Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Michael W. Payton. (±)

10.2	Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Jerry L. Short. (±)

10.3	Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Terence E. Hahm. (±)

10.4	Shareholder’s Agreement, dated as of January 22, 1999, among Choice Information Systems, Inc., Daily Journal Corporation, Quindeca Corporation, Michael W. Payton and Terence E. Hahm. (±)

10.5
Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC, Based on Pre-tax Earnings of Common Shares of DJC. (†)(‡)

10.7	Lease dated December 9, 1998 between Daily Journal Corporation and One Trinity Center. (†)

10.8	Lease dated August 26, 1999 between Sustain Technologies, Inc. and The Prudential Insurance Company of America. (†)

10.9	Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank. (f)

10.10	Deed of Trust, Assignment of Rents and Fixture Filing, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank. (f)

10.11
Letter Agreement, dated January 2, 2001, regarding the Promissory Note dated January 2, 2001 in the principal amount of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank. (f)

10.12	Promissory Note, dated January 2, 2001, in the principal amount of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank. (f)

10.13
Letter Agreement, dated January 28, 2002, regarding the Revolving Note dated January 2, 2001 in the original principal sum of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank. (*)

10.14
Disbursement Request and Authorization dated January 29, 2002, regarding the Revolving Note of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank. (*)

10.15
Change in Terms Agreement dated January 29, 2002, regarding the Promissory Note dated January 2, 2001, in the principal amount of $4,000,000 executed by Daily Journal Corporation and Sustain Technologies, Inc. in favor of City National Bank.(*)

10.16	Commercial Security Agreement, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank. (f)

10.17	Commercial Security Agreement, dated January 2, 2001, executed by Sustain Technologies, Inc. in favor of City National Bank. (f)

21.0	Daily Journal Corporation’s List of Subsidiaries.

99.1	Press Release of Daily Journal Corporation issued January 27, 1999. (±)

(†)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 1999.
(‡)	Management Compensatory Plan.
(±)	Filed as an Exhibit bearing the same number to the current report on Form 8-K dated January 27, 1999.

(#)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2000.
(f)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2000.
(*)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 31, 2001.

Item 15(b).    Reports on Form 8-K

On August 14, 2002, The Company furnished certain information to the SEC under Item 9 of a Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

By	/s/ GERALD L. SALZMAN
Gerald L. Salzman President

Date:    December 16, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES T. MUNGER Charles T. Munger	Chairman of the Board	December 16, 2002

/s/ GERALD L. SALZMAN Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	December 16, 2002

/s/ J. P. GUERIN J. P. Guerin	Director	December 16, 2002

Donald W. Killian, Jr.	Director

George C. Good	Director

CERTIFICATIONS

I, Gerald L. Salzman, certify that:

1.	I have reviewed this annual report on Form 10-K of the Daily Journal Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 16, 2002

/s/ GERALD L. SALZMAN
Gerald L. Salzman Chief Executive Officer President Chief Financial Officer Treasurer

Daily Journal Corporation

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Charged off less Recoveries	Balance at End of Period
2002
Allowance for doubtful accounts	$500,000	$139,000	$(139,000)	$500,000

2001
Allowance for doubtful accounts	$500,000	$245,000	$(245,000)	$500,000

2000
Allowance for doubtful accounts	$800,000	$401,000	$(701,000)	$500,000