Form 10-Q
period 2002-12-31
DAILY JOURNAL CORP
filed 2003-02-14
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

Commission File Number 0-14665

DAILY JOURNAL CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	95-4133299

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

915 East First Street
Los Angeles, California	90012-4050

(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code: (213) 229-5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2003

Common Stock, par value $.01 per share	1,525,618 shares

DAILY JOURNAL CORPORATION

2 of 13

PART I
Item 1. Financial Statements
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31 2002	September 30 2002

ASSETS
Current assets
Cash and cash equivalents	$331,000	$513,000
U.S. Treasury Bills, at cost plus discount earned	4,983,000	4,286,000
Accounts receivable, less allowance for doubtful account of $500,000 at December 31, 2002 and September 30, 2002	5,296,000	5,953,000
Inventories	9,000	18,000
Prepaid expenses and other assets	220,000	141,000
Deferred income taxes	918,000	901,000

Total current assets	11,757,000	11,812,000

Property, plant and equipment, at cost
Land, buildings and improvements	8,937,000	8,538,000
Furniture, office equipment and computer software	6,136,000	6,118,000
Machinery and equipment	1,351,000	1,351,000

	16,424,000	16,007,000
Less accumulated depreciation	(7,403,000)	(7,024,000)

	9,021,000	8,983,000
Capitalized software, net	483,000	634,000
Deferred income taxes	6,000	4,000

	$21,267,000	$21,433,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,772,000	$5,086,000
Accrued liabilities	2,226,000	2,371,000
Notes payable – current portion	84,000	92,000
Income taxes	19,000	—
Deferred subscription revenue and other revenues	6,964,000	7,225,000

Total current liabilities	14,065,000	14,774,000

Notes payable – long-term	1,780,000	1,791,000
Commitments and contingencies (Note 6)	—	—
Minority interest (7%)	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,525,618 shares outstanding	15,000	15,000
Other paid-in capital	1,939,000	1,939,000
Retained earnings	4,338,000	3,784,000
Less 46,271 treasury shares, at cost	(870,000)	(870,000)

Total shareholders’ equity	5,422,000	4,868,000

	$21,267,000	$21,433,000

See accompanying notes to consolidated financial statements.

3 of 13

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31

	2002	2001

Revenues
Advertising	$4,038,000	$3,996,000
Circulation	2,721,000	2,759,000
Information systems and services	991,000	508,000
Advertising service fees and other	739,000	739,000

	8,489,000	8,002,000

Costs and expenses
Salaries and employee benefits	4,123,000	4,331,000
Commissions and other outside services	1,437,000	1,358,000
Newsprint and printing expenses	417,000	574,000
Postage and delivery expenses	524,000	504,000
Depreciation and amortization	546,000	565,000
Other general and administrative expenses	882,000	803,000

	7,929,000	8,135,000

Income (loss) from operations	560,000	(133,000)
Other income and expense
Interest income	32,000	19,000
Interest expense	(38,000)	(40,000)

Income (loss) before taxes	554,000	(154,000)
Benefit from (provision for) income taxes	—	—

Income (loss) before minority interest in net loss of subsidiary	554,000	(154,000)
Minority interest in net loss of subsidiary (7%)	—	—

Net income (loss)	$554,000	$(154,000)

Weighted average number of common shares outstanding - basic and diluted	1,479,347	1,490,250

Basic and diluted net income (loss) per share	$.37	$(.10)

See accompanying notes to consolidated financial statements.

4 of 13

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31

	2002	2001

Cash flows from operating activities
Net income (loss)	$554,000	$(154,000)
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	546,000	565,000
Deferred income taxes	(19,000)	56,000
Discount earned on U.S. Treasury Bills	(20,000)	(4,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	657,000	1,067,000
Inventories	9,000	10,000
Prepaid expenses and other assets	(79,000)	(3,000)
Increase (decrease) in current liabilities
Accounts payable	(314,000)	(454,000)
Accrued liabilities	(145,000)	(594,000)
Income taxes payable	19,000	—
Deferred subscription and other revenues	(261,000)	109,000

Cash provided by operating activities	947,000	598,000

Cash flows from investing activities
Net (purchases) sales in U.S. Treasury Bills	(677,000)	(2,480,000)
Capital and capitalized software expenditures
Purchases of property, plant and equipment, net	(433,000)	(371,000)

Net cash used for investing activities	(1,110,000)	(2,851,000)

Cash flows from financing activities
Payment of loan principle	(19,000)	(18,000)

Cash used for financing activities	(19,000)	(18,000)

(Decrease) in cash and cash equivalents	(182,000)	(2,271,000)
Cash and cash equivalents
Beginning of period	513,000	2,901,000

End of period	$331,000	$630,000

Interest paid during period	$38,000	$40,000

See accompanying notes to consolidated financial statements.

5 of 13

DAILY JOURNAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - The Corporation and Operations

     The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. SUSTAIN Technologies, Inc. (“Sustain”), now a 93% owned subsidiary as of December 31, 2002, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners.  Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado, Nevada and Virginia.

Note 2 - Basis of Presentation

     In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of December 31, 2002, the results of operations for the three-month periods ended December 31, 2002 and 2001 and its cash flows for the three months ended December 31, 2002 and 2001. The results of operations for the three months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

     Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 3 - Basic and Diluted Income (Loss) Per Share

     The Company does not have any common stock equivalents, and therefore the basic and diluted income (loss) per share are the same.

6 of 13

Note 4 - Operating Segments

     Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments

	Traditional Business	Sustain

Three months ended December 31, 2002
Revenues	$7,498,000	$991,000	$8,489,000
Profit (loss) before taxes, net of minority interest	1,048,000	(494,000)	554,000
Total assets	18,463,000	2,804,000	21,267,000
Capital expenditures	404,000	29,000	433,000
Depreciation and amortization	337,000	209,000	546,000
Income tax benefits (expenses)	(440,000)	440,000	—
Total after-tax income (loss)	608,000	(54,000)	554,000
Three months ended December 31, 2001
Revenues	$7,494,000	$508,000	$8,002,000
Profit (loss) before taxes, net of minority interest	865,000	(1,019,000)	(154,000)
Total assets	17,580,000	2,543,000	20,123,000
Capital expenditures	350,000	21,000	371,000
Depreciation and amortization	364,000	201,000	565,000
Income tax benefits (expenses)	(340,000)	340,000	—
Total after-tax income (loss)	525,000	(679,000)	(154,000)

Note 5 - Capitalized Software, net and related Income Tax Accounting

     The Company’s expenditures in support of the Sustain software are highly significant.  The capitalized Sustain software costs consist of purchased software upon the acquisition of Sustain of $3,023,000, less accumulated amortization of $2,540,000 and $2,389,000 as of December 31, 2002 and September 30, 2002, respectively. The remaining capitalized software, net, represents software costs accounted for pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.   This software is being amortized over five years.  Amortization expenses for capitalized software was $151,000 for both comparative quarters ended December 31, 2002 and 2001.  Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.

     At December 31, 2002, the Company has a deferred tax asset of $4,204,000 primarily related to fiscal 2001’s net operating loss and research and development credit carry-forwards which expire in years 2015 through 2021.  Due to the uncertainty surrounding the timing of realizing the benefits of its tax attributes in future tax returns, the Company has provided a valuation allowance against the asset of $3,280,000, resulting in a net deferred tax asset of $924,000.

     The Company is continuing its internal Sustain software development efforts and has teamed with other service providers to seek new business opportunities. If these development and marketing efforts are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain software development costs

7 of 13

($293,000 and $412,000 for the three months ended December 31, 2002 and 2001, respectively), which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2003, and very likely much longer.

     Management believes that both accounting for capitalized software costs and related income tax accounting are critical accounting policies.

Note  6  - Debt and Other Commitments

     In January 2002, the Company renewed its $4 million revolving bank line of credit bearing interest payable monthly at a quarter point under the prime rate, which expires on April 1, 2003.   Such line of credit is secured by substantially all of the Company’s non-real estate assets.   As of December 31, 2002, there was no borrowing under this line of credit, and currently the Company does not intend to renew it.  In addition, the Company has a real estate loan of $1,864,000, which bears interest at approximately 8% and is repayable in equal monthly installments of about $19,000 through 2016.  The real estate loan is secured by the Company’s existing facilities in Los Angeles.

     The Company owns office and printing facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2006.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.

     In conjunction with the acquisition of Sustain in January 1999, Sustain entered into five-year employment agreements with each of the three Sustain principals.

8 of 13

           Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues were $8,489,000 and $8,002,000 for the three months ended December 31, 2002 and 2001, respectively.  This increase of $487,000 (6%) was primarily attributable to additional consulting fees of Sustain and revenues from the semi-annual California Directory of Attorneys that were recognized in December 2002 but deferred to January 2002 in the prior fiscal year because of a change in the production process.

     Display advertising and conference revenues increased by $93,000, while classified advertising revenues decreased by $131,000. Public notice advertising revenues increased by $80,000. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 92% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 28% of the Company’s total revenues. Circulation revenues decreased an aggregate of $38,000 primarily because of the discontinuance of several small publications, partially offset by subscription revenues from the Directory during the three months ended December 31, 2002.  The Daily Journals accounted for about 71% of the Company’s total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 17% of the total circulation revenues, with the other newspapers and services accounting for the balance.  Information system and service revenues increased by $483,000 primarily because of increased consulting revenues of Sustain for the installation of Sustain software in nine California counties. The Company’s revenues derived from Sustain’s operations constituted about 12% and 6% of the Company’s total revenues for the three months ended December 31, 2002 and 2001, respectively.

     Costs and expenses decreased by $206,000 (3%), to $7,929,000 from $8,135,000. Total personnel costs were $4,123,000, representing a decrease of $208,000 (5%), primarily because of the closing of several small publications.  Commissions and other outside services increased by $79,000 (6%) primarily because of the printing of the Directory of Attorneys during the three months ended December 31, 2002. Newsprint and printing expenses decreased by $157,000 (27%) primarily because of the reduction in newsprint usage and prices and the discontinuance of House Counsel magazine. Depreciation and amortization expenses decreased by $19,000 (3%) primarily due to more fully depreciated assets. Other general and administrative expenses increased by $79,000 (10%) mainly resulting from more bad debt expenses.

     The Company’s expenditures in support of the Sustain software are highly significant and will materially impact overall results at least through fiscal 2003, and very likely much longer. These Sustain internal development costs, primarily incremental costs, aggregated $293,000 and $412,000 for the three months ended December 31, 2002 and 2001, respectively. If these development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

     The Company’s traditional business segment pretax profit increased by $183,000 (21%) to $1,048,000 from $865,000, primarily due to reduced expenses resulting from the decrease in newsprint and printing expenses and the closing of several small publications. Sustain’s business segment pretax loss decreased by $525,000 (52%) to $494,000 from $1,019,000, primarily due increased consulting revenues. The consolidated net income was $554,000 for the three months ended December 31, 2002 as compared with

9 of 13

a loss of $154,000 for the prior comparable period in 2001.  Tax provisions were not recorded for the three months ended December 31, 2002 and 2001 because the Company was able to utilize net operating loss carry-forwards to offset taxes which otherwise would have been payable.  Net income per share was $.37 for the three months ended December 31, 2002 as compared with a net loss per share of $.10 in the prior comparable period in 2001.

Liquidity and Capital Resources

     During the three months ended December 31, 2002, the Company’s cash and cash equivalents and U.S. Treasury Bill positions increased by $515,000.  Cash and cash equivalents were used for the net purchase of capital assets of $433,000, including $399,000 for the new building now under construction in Los Angeles. The cash provided by operating activities of $947,000 included a net decrease in prepayments for subscriptions and others of $261,000, primarily related to the discontinuance of several small publications.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $349,000 for the three months ended December 31, 2002 as compared to the prior comparable period primarily due to increased net income. As of December 31, 2002 the Company had working capital of $4,656,000 before deducting the liability for deferred subscription revenues and other revenues of $6,964,000 which will be earned within one year.

     During fiscal 2003, and very likely much longer, the Company expects its total expenditures in support of the development of the Sustain software to continue to be very significant.  In addition, there continue to be outstanding issues between Sustain and the outside software development service provider which was terminated in April 2001, including the amounts due to each of them from the other.  The terminated outside service provider filed for bankruptcy in December 2001 and stated in its filings with the U.S. Bankruptcy Court that it was considering bringing a collection action against Sustain.  If it does, Sustain will assert counter-claims that completely offset the terminated outside provider’s claims. Sustain will vigorously defend any litigation or action brought by the terminated outside service provider, although no assurances can be made as to the ultimate outcome of the dispute.  It is the opinion of management that adequate provision has been made for any amounts that may become due as a result of the dispute. Nonetheless, the pendency of these issues could have an impact on Sustain’s ability to attract new customers or work with its existing customers.

     The Company has a real estate loan of $1,864,000 secured by its existing Los Angeles facilities. The Company has begun construction of a new building and parking facilities in Los Angeles estimated to cost approximately $2.5 million, and a bank has expressed interest in lending the Company up to an additional $2 million when the new building is completed.  In January 2002, the Company renewed its $4 million revolving bank line of credit, which expires on April 1, 2003.  This line of credit is secured by substantially all of the Company’s non-real estate assets. As of December 31, 2002, there was no borrowing under this line of credit, and currently the Company does not intend to renew it. If the Company requires additional funds, it may, among other things, change Sustain’s development strategy or attempt to secure additional financing, which may or may not be available to the Company on acceptable terms.

Critical Accounting Policies

     The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

10 of 13

These estimates and assumptions are affected by management’s application of accounting policies. Management believes that both accounting for capitalized software costs and income tax accounting are critical accounting policies.

     Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.  For a period of time prior to the second quarter of fiscal 2001, the Company believed that technological feasibility had been established for Sustain software being developed by the outside service provider referred to above. Upon determining that a significant development issue had arisen, the entire amount of the previously capitalized costs associated with the software project were written off and expensed. Those events had no effect on the financial information presented in this report. The Company’s expenditures in support of the Sustain software are highly significant and will grossly impact overall results at least through fiscal 2003, and very likely much longer.

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

     The above discussion and analysis for the three months ended December 31, 2002 and 2001 should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report.  (See Note 6 for debt and other commitments.)

Disclosure regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in Items 1 and 2, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements.  Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements.  We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.  There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements.  These factors include, among others: risks associated with the functionality and resources required for new and existing case management software projects; the success or failure of Sustain’s internal software development efforts; the ultimate resolution, if any, of the dispute with Sustain’s terminated outside service provider; material changes in the costs of materials; a potential decline in subscriber revenue; an inability to continue borrowing on current terms; possible changes in tax laws; collectibility of accounts receivable; potential increases in employee and consultant costs; attraction, training and retention of employees; changes in accounting guidance; and competitive factors in both the case management software business and the publishing business.  In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results

11 of 13

to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

           Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not use derivative financial instruments.  The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills maturing within one year.  Given the short-term nature of the investments and borrowings, and the fact that the Company had no outstanding borrowing except for the real estate loan which bears a fixed interest rate, the Company was not subject to significant interest rate risk during such period.  The real estate loan of $1,864,000 bears interest at approximately 8% and is repayable in equal monthly installments of about $19,000 through 2016.  The real estate loan is secured by the Company’s existing facilities in Los Angeles.

           Item 4.  CONTROLS AND PROCEDURES

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

     Within the 90 days prior to the filing of this quarterly report on Form 10-Q, the Company’s management conducted an evaluation of the effectiveness of its disclosure controls and procedures.  This evaluation was supervised and reviewed by Mr. Salzman.  Based on this evaluation, Mr. Salzman has concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion.

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

DAILY JOURNAL CORPORATION
(Registrant)

/s/ GERALD L. SALZMAN

Gerald L. Salzman Chief Executive Officer President Chief Financial Officer Treasurer
DATE: February 14, 2003

12 of 13

CERTIFICATIONS

I, Gerald L. Salzman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Daily Journal Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ GERALD L. SALZMAN

Gerald L. Salzman Chief Executive Officer President Chief Financial Officer Treasurer

13 of 13