Form 10-Q
period 2003-03-31
DAILY JOURNAL CORP
filed 2003-05-15
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes: ☒     No: ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐     No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common Stock, par value $ .01 per share	1,519,803 shares

DAILY JOURNAL CORPORATION

2 of 17

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31 2003	September 30 2002

ASSETS
Current assets
Cash and cash equivalents	$522,000	$513,000
U.S. Treasury Bills, at cost plus discount earned	5,391,000	4,286,000
Accounts receivable, less allowance for doubtful account of $500,000 at March 31, 2003 and September 30, 2002	5,043,000	5,953,000
Inventories	11,000	18,000
Prepaid expenses and other assets	258,000	141,000
Deferred income taxes	918,000	901,000

Total current assets	12,143,000	11,812,000

Property, plant and equipment, at cost
Land, buildings and improvements	9,400,000	8,538,000
Furniture, office equipment and computer software	6,177,000	6,118,000
Machinery and equipment	1,388,000	1,351,000

	16,965,000	16,007,000
Less accumulated depreciation	(7,802,000)	(7,024,000)

	9,163,000	8,983,000
Capitalized software, net	332,000	634,000
Deferred income taxes	16,000	4,000

	$21,654,000	$21,433,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,993,000	$5,086,000
Accrued liabilities	2,311,000	2,371,000
Notes payable – current portion	85,000	92,000
Deferred subscription revenue and other revenues	6,832,000	7,225,000

Total current liabilities	14,221,000	14,774,000

Notes payable – long-term	1,758,000	1,791,000
Commitments and contingencies (Note 7)
Minority interest (7%)	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,519,818 and 1,525,618 shares, respectively, outstanding	15,000	15,000
Other paid-in capital	1,932,000	1,939,000
Retained earnings	4,598,000	3,784,000
Less 46,271 treasury shares, at cost	(870,000)	(870,000)

Total shareholders’ equity	5,675,000	4,868,000

	$21,654,000	$21,433,000

See accompanying notes to consolidated financial statements.

3 of 17

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31

	2003	2002

Revenues
Advertising	$4,218,000	$4,434,000
Circulation	2,564,000	2,782,000
Information systems and services	787,000	528,000
Advertising service fees and other	685,000	842,000

	8,254,000	8,586,000

Costs and expenses
Salaries and employee benefits	4,088,000	4,412,000
Commissions and other outside services	1,362,000	1,183,000
Newsprint and printing expenses	376,000	540,000
Postage and delivery expenses	501,000	488,000
Depreciation and amortization	551,000	613,000
Other general and administrative expenses	968,000	1,180,000

	7,846,000	8,416,000

Income from operations	408,000	170,000
Other income and (expense)
Interest income	17,000	13,000
Interest expense	(38,000)	(39,000)

Income before taxes	387,000	144,000
Benefit from income taxes	—	180,000

Income before minority interest in net loss of subsidiary	387,000	324,000
Minority interest in net loss of subsidiary (7%)	—	—

Net income	$387,000	$324,000

Weighted average number of common shares outstanding - basic and diluted	1,441,660	1,490,228

Basic and diluted net income per share	$.27	$.22

See accompanying notes to consolidated financial statements.

4 of 17

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended March 31

	2003	2002

Revenues
Advertising	$8,256,000	$8,430,000
Circulation	5,285,000	5,541,000
Information systems and services	1,778,000	1,036,000
Advertising service fees and other	1,424,000	1,581,000

	16,743,000	16,588,000

Costs and expenses
Salaries and employee benefits	8,211,000	8,692,000
Commissions and other outside services	2,799,000	2,592,000
Newsprint and printing expenses	793,000	1,114,000
Postage and delivery expenses	1,025,000	992,000
Depreciation and amortization	1,097,000	1,178,000
Other general and administrative expenses	1,850,000	1,983,000

	15,775,000	16,551,000

Income from operations	968,000	37,000
Other income and (expense)
Interest income	49,000	32,000
Interest expense	(76,000)	(79,000)

Income (loss) before taxes	941,000	(10,000)
Benefit from income taxes	—	180,000

Income before minority interest in net loss of subsidiary	941,000	170,000
Minority interest in net loss of subsidiary (7%)	—	—

Net income	$941,000	$170,000

Weighted average number of common shares outstanding - basic and diluted	1,476,553	1,490,239

Basic and diluted net income per share	$.64	$.11

See accompanying notes to consolidated financial statements.

5 of 17

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31

	2003	2002

Cash flows from operating activities
Net income	$941,000	$170,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	1,097,000	1,178,000
Deferred income taxes	(29,000)	(13,000)
Discount earned on U.S. Treasury Bills	(20,000)	(15,000)
Changes in assets and liabilities (Increase) decrease in current assets
Accounts receivable, net	910,000	560,000
Inventories	7,000	19,000
Prepaid expenses and other assets	(117,000)	(7,000)
Increase (decrease) in current liabilities
Accounts payable	(93,000)	(199,000)
Accrued liabilities	(60,000)	(464,000)
Deferred subscription and other revenues	(393,000)	(536,000)

Cash provided by operating activities	2,243,000	693,000

Cash flows from investing activities
Net purchases in U.S. Treasury Bills	(1,085,000)	(2,480,000)
Purchases of property, plant and equipment, net	(975,000)	(713,000)

Net cash used for investing activities	(2,060,000)	(3,193,000)

Cash flows from financing activities
Payment of loan principle	(40,000)	(37,000)
Purchase of common stock	(134,000)	(2,000)

Cash used for financing activities	(174,000)	(39,000)

Increase (decrease) in cash and cash equivalents	9,000	(2,539,000)
Cash and cash equivalents
Beginning of period	513,000	2,901,000

End of period	$522,000	$362,000

Interest paid during period	$76,000	$79,000

See accompanying notes to consolidated financial statements.

6 of 17

DAILY JOURNAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - The Corporation and Operations

     The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. SUSTAIN Technologies, Inc. (“Sustain”), now a 93% owned subsidiary as of March 31, 2003, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado, Nevada and Virginia.

Note 2 - Basis of Presentation

     In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments necessary for a fair statement of its financial position as of March 31, 2003, the results of operations for the three- and six-month periods ended March 31, 2003 and 2002 and its cash flows for the six months ended March 31, 2003 and 2002. The results of operations for the three- and six-months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Basic and Diluted Income Per Share

     The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

7 of 17

Note 4 - Operating Segments

     Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments
			Total Results
	Traditional Business	Sustain	for both Segments

Six months ended March 31, 2003
Revenues	$14,965,000	$1,778,000	$16,743,000
Profit (loss) before taxes, net of minority interest	2,154,000	(1,213,000)	941,000
Total assets	19,287,000	2,367,000	21,654,000
Capital expenditures	940,000	35,000	975,000
Depreciation and amortization	678,000	419,000	1,097,000
Income tax benefits (expenses)	(900,000)	900,000	—
Total after-tax income (loss)	1,254,000	(313,000)	941,000

Six months ended March 31, 2002
Revenues	$15,552,000	$1,036,000	$16,588,000
Profit (loss) before taxes, net of minority interest	2,018,000	(2,028,000)	(10,000)
Total assets	18,179,000	1,920,000	20,099,000
Capital expenditures	660,000	53,000	713,000
Depreciation and amortization	772,000	406,000	1,178,000
Income tax benefits (expenses)	(800,000)	980,000	180,000
Total after-tax income (loss)	1,218,000	(1,048,000)	170,000

Three months ended March 31, 2003
Revenues	$7,467,000	$787,000	$8,254,000
Profit (loss) before taxes, net of minority interest	1,106,000	(719,000)	387,000
Total assets	19,287,000	2,367,000	21,654,000
Capital expenditures	536,000	6,000	542,000
Depreciation and amortization	341,000	210,000	551,000
Income tax benefits (expenses)	(460,000)	460,000	—
Total after-tax income (loss)	646,000	(259,000)	387,000

Three months ended March 31, 2002
Revenues	$8,057,000	$529,000	$8,586,000
Profit (loss) before taxes, net of minority interest	1,153,000	(1,009,000)	144,000
Total assets	18,179,000	1,920,000	20,099,000
Capital expenditures	310,000	32,000	342,000
Depreciation and amortization	408,000	205,000	613,000
Income tax benefits (expenses)	(460,000)	640,000	180,000
Total after-tax income (loss)	693,000	(369,000)	324,000

Note 5 - Capitalized Software, net

     The Company’s expenditures in support of the Sustain software are highly significant. The capitalized Sustain software costs consist of purchased software upon the acquisition of Sustain of $3,023,000, less accumulated amortization of $2,691,000 and $2,389,000 as of March 31, 2003 and September 30, 2002, respectively. The remaining capitalized software, net, represents software costs

8 of 17

accounted for pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This software is being amortized over five years. The amortization expense for capitalized software was $302,000 for both comparative periods ended March 31, 2003 and 2002. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.

     The Company is continuing its internal Sustain software development efforts and has teamed with other service providers to seek new business opportunities. If these development and marketing efforts are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain software development costs ($572,000 and $735,000 for the six months ended March 31, 2003 and 2002, respectively), which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2003, and very likely much longer.

Note 6 - Related Income Tax Accounting

     At March 31, 2003, the Company has a deferred tax asset of $3,917,000 primarily related to fiscal 2001’s net operating loss and research and development credit carry-forwards which expire in years 2015 through 2021. Due to the uncertainty surrounding the timing of realizing the benefits of its tax attributes in future tax returns, the Company has provided a valuation allowance against the asset of $2,983,000, resulting in a net deferred tax asset of $934,000. The net reduction in the valuation allowance for the current fiscal year was $633,000 primarily due to utilization of net operating loss carry-forwards. In future years, there may be substantial additional tax benefits, for financial statement purposes, from past Sustain-segment losses.

Note 7 - Debt and Other Commitments

     As of March 31, 2003, the Company has a real estate loan of $1,843,000, which bears interest at approximately 8% and is repayable in equal monthly installments of about $19,000 through 2016. The real estate loan is secured by the Company’s existing office and printing facilities in Los Angeles.

     The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2006. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.

     In conjunction with the acquisition of Sustain in January 1999, Sustain entered into five-year employment agreements with each of the three Sustain principals. Sustain pays an aggregate of $65,000 per month pursuant to the three employment agreements, each of which expires in January 2004.

9 of 17

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues were $16,743,000 and $16,588,000 for the six months ended March 31, 2003 and 2002, respectively. This increase of $155,000 (1%) was primarily attributable to the increased consulting fees of Sustain, partially offset by the declines in advertising and subscription revenues. (Revenues were $8,254,000 and $8,586,000 for the three months ended March 31, 2003 and 2002, respectively.)

     Display advertising and conference revenues decreased by $68,000, and classified advertising revenues decreased by $208,000. Public notice advertising revenues increased by $102,000. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 28% of the Company’s total revenues. Circulation revenues decreased an aggregate of $256,000 primarily because the Company discontinued several small publications and because the court rule revenues declined as some courts are now providing their rules online. The Daily Journals accounted for about 72% of the Company’s total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 17% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $742,000 primarily because of increased consulting revenues of Sustain for the installation of Sustain software in several California counties. The Company’s revenues derived from Sustain’s operations constituted about 11% and 6% of the Company’s total revenues for the six months ended March 31, 2003 and 2002, respectively.

     Costs and expenses decreased by $776,000 (5%), to $15,775,000 from $16,551,000. Total personnel costs were $8,211,000, representing a decrease of $481,000 (6%), primarily because of the closing of several small publications and the consolidation of several activities. Commissions and other outside services increased by $207,000 (8%) primarily because of the additional implementation consulting expenses for Sustain. Newsprint and printing expenses decreased by $321,000 (29%) primarily because of the reduction in newsprint usage and the discontinuance of several publications. Depreciation and amortization expenses decreased by $81,000 (7%) primarily due to more fully depreciated assets. Other general and administrative expenses decreased by $133,000 (7%) mainly resulting from reduced general operating expenses. (Costs and expenses were $7,846,000 and $8,416,000 for the three months ended March 31, 2003 and 2002, respectively.)

     The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2003, and very likely much longer. These Sustain internal development costs, primarily incremental costs, aggregated $572,000 and $735,000 for the six months ended March 31, 2003 and 2002, respectively. If these development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

     The Company’s traditional business segment pretax profit increased by $136,000 (7%) to $2,154,000 from $2,018,000, primarily due to reduced expenses resulting from the decrease in newsprint and printing expenses and the closing of several small publications. Sustain’s business segment pretax loss decreased by $815,000 (40%) to $1,213,000 from $2,028,000, primarily due to increased consulting revenues. The consolidated net income was $941,000 for the six months ended March 31, 2003 compared to $170,000 in the comparable prior year period. (Consolidated net income was $387,000 for the three months ended March 31, 2003 compared

10 of 17

to $170,000 in the comparable prior year period. (Consolidated net income was $387,000 for the three months ended March 31, 2003 compared to $324,000 in the comparable prior year period.) Tax provisions were not recorded for the six months ended March 31, 2003 because the Company was able to utilize net operating loss carry-forwards to offset taxes which otherwise would have been payable. (The Company recorded income tax benefits of $180,000 in the prior comparative period ended March 31, 2002 primarily because of the tax law change for the carry-back of net operating losses.) Net income per share increased to $.64 from $.11.

Liquidity and Capital Resources

     During the six months ended March 31, 2003, the Company’s cash and cash equivalents and U.S. Treasury Bill positions increased by $1,114,000. Cash and cash equivalents were used for the net purchase of capital assets of $975,000, including $863,000 for the new building now under construction in Los Angeles. The cash provided by operating activities of $2,243,000 included a net decrease in prepayments for subscriptions and others of $393,000, primarily related to the discontinuance of several small publications. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities increased by $1,550,000 for the six months ended March 31, 2003 as compared to the prior comparable period primarily due to increased net income. As of March 31, 2003 the Company had working capital of $4,754,000 before deducting the liability for deferred subscription revenues and other revenues of $6,832,000 which will be earned within one year.

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

     As discussed in item 5 of Part II of this quarterly report, on April 2, 2003, Sustain received a letter from counsel to the Ontario, Canada Ministry of the Solicitor General, Ministry of Public Safety and Security and Ministry of the Attorney General (collectively, the “Ministries”). The Ministries had entered into a contract with Sustain, dated as of April 22, 1999, pursuant to which the Ministries sought to license the software product that was to be developed by the outside service provider referred to above. That contract was formally terminated on June 7, 2002. The letter from counsel purports to invoke the dispute resolution process set forth in the terminated contract between the Ministries and Sustain, and claims damages in the amount of $20 million. Counsel for Sustain and counsel for the Ministries are engaged in informal discussions with respect to this matter, and it is too early to determine whether it will have a material adverse effect on Sustain and the Company.

     The Company has a real estate loan of $1,843,000 secured by its existing Los Angeles facilities. The Company has begun construction of a new building and parking facilities in Los Angeles estimated to

11of 17

cost approximately $2.5 million, and a bank has expressed interest in lending the Company up to an additional $2 million when the new building is completed.

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

     Pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, costs related to the research and development of a new software product are to be expensed as incurred until the technological feasibility of the product is established. Accordingly, costs related to the development of new Sustain software products are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized, subject to expected recoverability. In general, “technological feasibility” is achieved when the developer has established the necessary skills, hardware and technology to produce a product and a detailed program design has been (a) completed, (b) traced to the product specifications and (c) reviewed for high-risk development issues. For a period of time prior to the second quarter of fiscal 2001, the Company believed that technological feasibility had been established for Sustain software being developed by the outside service provider referred to above. Upon determining that a significant development issue had arisen, the entire amount of the previously capitalized costs associated with the software project were written off and expensed. Those events had no effect on the financial information presented in this quarterly report.

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

     The above discussion and analysis for the six months ended March 31, 2003 and 2002 should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report. (See Note 7 for debt and other commitments.)

Disclosure Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in

12 of 17

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

Item 3.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills maturing within one year. Given the short-term nature of the investments and borrowings, and the fact that the Company had no outstanding borrowing except for the real estate loan which bears a fixed interest rate, the Company was not subject to significant interest rate risk. The real estate loan of $1,843,000 bears interest at approximately 8% and is repayable in equal monthly installments of about $19,000 through 2016. The real estate loan is secured by the Company’s existing facilities in Los Angeles.

Item 4.      CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that this information is accumulated and communicated to our management, including Gerald L. Salzman, the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure     .

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

13 of 17

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

PART II

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s annual meeting was held on February 5, 2003. The matters submitted to a vote of security holders were the election of directors and the ratification of the appointment of Ernst & Young LLP as independent accountants for the Company for the current fiscal year.

     Each of the nominees to the Board of directors was elected. The following votes were received as to the election of the board of directors:

	Votes

Nominee’s Name	For	Withheld Authority	Broker Non-Votes

Charles T. Munger	1,376,102	8,763	0
J. P. Guerin	1,369,916	8,763	0
Gerald L. Salzman	1,367,866	8,763	0
Donald W. Killian, Jr.	1,367,132	8,763	0
George C. Good	1,376,014	8,763	0

     Ernst & Young LLP was ratified as the Company’s independent accountants with 1,377,161 votes in favor, 10,079 votes against, 1,395 abstentions and no broker non-votes.

Item 5.      OTHER INFORMATION

     On April 2, 2003, Sustain received a letter from counsel acting on behalf of the Ontario, Canada Ministry of the Solicitor General, Ministry of Public Safety and Security and Ministry of the Attorney General (the “Ministries”) purporting to invoke the dispute resolution process set forth in the Integrated Justice Supplier Agreement, dated as of April 22, 1999, between Sustain and the Ministries (the “Agreement”), and claiming $20 million of damages.

     The Agreement had called for the eventual license by the Ministries of the new Sustain software product that was being developed by the outside service provider referred to in item 2 of Part I of this quarterly report. The Agreement was formally terminated on June 7, 2002.

     Rather than immediately invoking the dispute resolution procedures set forth in the Agreement, counsel for Sustain and counsel for the Ministries are engaged in informal discussions seeking a resolution to this matter. At this point, it is too early to determine whether this matter will have a material adverse effect on Sustain and the Company.

14 of 17

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	99.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAILY JOURNAL CORPORATION
(Registrant)

By:	/s/ GERALD L. SALZMAN

Chief Executive Officer
President
Chief Financial Officer
Treasurer

DATE: May 15, 2003

15 of 17

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

Date: May 15, 2003

/s/ GERALD L. SALZMAN

Gerald L. Salzman
Chief Executive Officer
President
Chief Financial Officer
Treasurer

16 of 17