Form 10-Q
period 2003-06-30
DAILY JOURNAL CORP
filed 2003-08-14
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes: ☒	No: ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes: ☐	No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2003

Common Stock, par value $.01 per share	1,516,803 shares

DAILY JOURNAL CORPORATION

2 of 16

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30 2003	September 30 2002

ASSETS
Current assets
Cash and cash equivalents	$774,000	$513,000
U.S. Treasury Bills, at cost plus discount earned	5,286,000	4,286,000
Accounts receivable, less allowance for doubtful account of $500,000 at June 30, 2003 and September 30, 2002	6,145,000	5,953,000
Inventories	10,000	18,000
Prepaid expenses and other assets	216,000	141,000
Deferred income taxes	969,000	901,000

Total current assets	13,400,000	11,812,000

Property, plant and equipment, at cost
Land, buildings and improvements	10,177,000	8,538,000
Furniture, office equipment and computer software	6,113,000	6,118,000
Machinery and equipment	1,468,000	1,351,000

	17,758,000	16,007,000
Less accumulated depreciation	(7,945,000)	(7,024,000)

	9,813,000	8,983,000
Capitalized software, net	181,000	634,000
Deferred income taxes	26,000	4,000

	$23,420,000	$21,433,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,531,000	$5,086,000
Accrued liabilities	2,565,000	2,371,000
Notes payable – current portion	87,000	92,000
Deferred subscription revenue and other revenues	7,113,000	7,225,000

Total current liabilities	15,296,000	14,774,000

Notes payable – long-term	1,735,000	1,791,000
Commitments and contingencies (Note 7)
Minority interest (7%)	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,518,803 and 1,525,618 shares, respectively, outstanding	15,000	15,000
Other paid-in capital	1,931,000	1,939,000
Retained earnings	5,313,000	3,784,000
Less 46,271 treasury shares, at cost	(870,000)	(870,000)

Total shareholders’ equity	6,389,000	4,868,000

	$23,420,000	$21,433,000

See accompanying notes to consolidated financial statements.

3 of 16

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30

	2003	2002

Revenues
Advertising	$4,457,000	$4,717,000
Circulation	2,612,000	2,807,000
Information systems and services	985,000	720,000
Advertising service fees and other	834,000	776,000

	8,888,000	9,020,000

Costs and expenses
Salaries and employee benefits	4,272,000	4,186,000
Commissions and other outside services	1,480,000	1,478,000
Newsprint and printing expenses	459,000	484,000
Postage and delivery expenses	485,000	492,000
Depreciation and amortization	557,000	679,000
Other general and administrative expenses	894,000	1,027,000

	8,147,000	8,346,000

Income from operations	741,000	674,000
Other income and (expense)
Interest income	36,000	11,000
Interest expense	(37,000)	(39,000)

Income before taxes	740,000	646,000
Benefit from income taxes	—	—

Income before minority interest in net loss of subsidiary	740,000	646,000
Minority interest in net loss of subsidiary (7%)	—	—

Net income	$740,000	$646,000

Weighted average number of common shares outstanding - basic and diluted	1,473,402	1,489,597

Basic and diluted net income per share	$.50	$.43

See accompanying notes to consolidated financial statements.

4 of 16

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended June 30

	2003	2002

Revenues
Advertising	$12,713,000	$13,147,000
Circulation	7,897,000	8,348,000
Information systems and services	2,763,000	1,756,000
Advertising service fees and other	2,258,000	2,357,000

	25,631,000	25,608,000

Costs and expenses
Salaries and employee benefits	12,483,000	12,878,000
Commissions and other outside services	4,279,000	4,070,000
Newsprint and printing expenses	1,252,000	1,598,000
Postage and delivery expenses	1,510,000	1,484,000
Depreciation and amortization	1,654,000	1,857,000
Other general and administrative expenses	2,744,000	3,010,000

	23,922,000	24,897,000

Income from operations	1,709,000	711,000
Other income and (expense)
Interest income	85,000	43,000
Interest expense	(113,000)	(118,000)

Income (loss) before taxes	1,681,000	636,000
Benefit from income taxes	—	180,000

Income before minority interest in net loss of subsidiary	1,681,000	816,000
Minority interest in net loss of subsidiary (7%)	—	—

Net income	$1,681,000	$816,000

Weighted average number of common shares outstanding - basic and diluted	1,476,630	1,490,025

Basic and diluted net income per share	$1.14	$.55

See accompanying notes to consolidated financial statements.

5 of 16

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30

	2003	2002

Cash flows from operating activities
Net income	$1,681,000	$816,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	1,654,000	1,857,000
Deferred income taxes	(90,000)	(5,000)
Discount earned on U.S. Treasury Bills	(10,000)	(8,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(192,000)	311,000
Inventories	8,000	7,000
Prepaid expenses and other assets	(75,000)	31,000
Increase (decrease) in current liabilities
Accounts payable	445,000	(250,000)
Accrued liabilities	194,000	(271,000)
Deferred subscription and other revenues	(112,000)	(307,000)

Cash provided by operating activities	3,503,000	2,181,000

Cash flows from investing activities
Net purchases in U.S. Treasury Bills	(990,000)	(3,471,000)
Purchases of property, plant and equipment, net	(2,031,000)	(1,080,000)

Net cash used for investing activities	(3,021,000)	(4,551,000)

Cash flows from financing activities
Payment of loan principle	(61,000)	(57,000)
Purchase of common stock	(160,000)	(72,000)

Cash used for financing activities	(221,000)	(129,000)

Increase (decrease) in cash and cash equivalents	261,000	(2,499,000)
Cash and cash equivalents
Beginning of period	513,000	2,901,000

End of period	$774,000	$402,000

Interest paid during period	$113,000	$118,000

See accompanying notes to consolidated financial statements.

6 of 16

DAILY JOURNAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - The Corporation and Operations

    The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. SUSTAIN Technologies, Inc. (“Sustain”), now a 93% owned subsidiary as of June 30, 2003, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners.  Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado, Nevada and Virginia.

Note 2 - Basis of Presentation

    In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments necessary for a fair statement of its financial position as of June 30, 2003, the results of operations for the three- and nine-month periods ended June 30, 2003 and 2002 and its cash flows for the nine months ended June 30, 2003 and 2002. The results of operations for the three- and nine-months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

7 of 16

Note 4 - Operating Segments

    Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments

	Traditional Business	Sustain

Nine months ended June 30, 2003
Revenues	$22,868,000	$2,763,000	$25,631,000
Profit (loss) before taxes, net of minority interest	3,521,000	(1,840,000)	1,681,000
Total assets	20,247,000	3,173,000	23,420,000
Capital expenditures	1,992,000	39,000	2,031,000
Depreciation and amortization	1,024,000	630,000	1,654,000
Income tax benefits (expenses)	(1,400,000)	1,400,000	—
Total after-tax income (loss)	2,121,000	(440,000)	1,681,000

Nine months ended June 30, 2002
Revenues	$23,852,000	$1,756,000	$25,608,000
Profit (loss) before taxes, net of minority interest	3,598,000	(2,962,000)	636,000
Total assets	18,390,000	2,636,000	21,026,000
Capital expenditures	984,000	96,000	1,080,000
Depreciation and amortization	1,241,000	616,000	1,857,000
Income tax benefits (expenses)	(1,420,000)	1,600,000	180,000
Total after-tax income (loss)	2,178,000	(1,362,000)	816,000

Three months ended June 30, 2003
Revenues	$7,903,000	$985,000	$8,888,000
Profit (loss) before taxes, net of minority interest	1,367,000	(627,000)	740,000
Total assets	20,247,000	3,173,000	23,420,000
Capital expenditures	1,052,000	4,000	1,056,000
Depreciation and amortization	346,000	211,000	557,000
Income tax benefits (expenses)	(500,000)	500,000	—
Total after-tax income (loss)	867,000	(127,000)	740,000

Three months ended June 30, 2002
Revenues	$8,300,000	$720,000	$9,020,000
Profit (loss) before taxes, net of minority interest	1,580,000	(934,000)	646,000
Total assets	18,390,000	2,636,000	21,026,000
Capital expenditures	324,000	43,000	367,000
Depreciation and amortization	469,000	210,000	679,000
Income tax benefits (expenses)	(620,000)	620,000	—
Total after-tax income (loss)	960,000	(314,000)	646,000

Note 5 - Capitalized Software, net

    The Company’s expenditures in support of the Sustain software are highly significant.  The capitalized Sustain software costs consist of purchased software upon the acquisition of Sustain of $3,023,000, less accumulated amortization of $2,842,000 and $2,389,000 as of June 30, 2003 and

8 of 16

September 30, 2002, respectively. The remaining capitalized software, net, represents software costs accounted for pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.   This software is being amortized over five years.  The amortization expense for capitalized software was $453,000 for both comparative periods ended June 30, 2003 and 2002.  Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.

    The Company is continuing its internal Sustain software development efforts and has teamed with other service providers to seek new business opportunities. If these development and marketing efforts are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain software development costs ($865,000 and $1,188,000 for the nine months ended June 30, 2003 and 2002, respectively), which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2003, and very likely much longer.

Note 6 - Income Tax Accounting (See Note 5)

    At June 30, 2003, the Company has a deferred tax asset of $3,543,000 primarily related to fiscal 2001’s net operating loss and research and development credit carry-forwards which expire in years 2015 through 2021.  Due to the uncertainty surrounding the timing of realizing the benefits of its tax attributes in future tax returns, the Company has provided a valuation allowance against the asset of $2,548,000, resulting in a net deferred tax asset of $995,000.  The reduction in the valuation allowance for the current fiscal year was $1,068,000 primarily due to utilization of net operating loss carry-forwards.  In future years, there may be substantial additional tax benefits, for financial statement purposes, from past Sustain-segment losses.

Note 7  - Debt and Other Commitments

    As of June 30, 2003, the Company has a real estate loan of $1,822,000, which bears interest at approximately 8% and is repayable in equal monthly installments of about $19,000 through 2016.  The real estate loan is secured by the Company’s existing office and printing facilities in Los Angeles.

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

9 of 16

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Revenues were $25,631,000 and $25,608,000 for the nine months ended June 30, 2003 and 2002, respectively.  This increase of $23,000 was primarily attributable to the increased consulting fees of Sustain, partially offset by the declines in advertising and subscription revenues.  (Revenues were $8,888,000 and $9,020,000 for the three months ended June 30, 2003 and 2002, respectively.)

    Display advertising and conference revenues decreased by $98,000, and classified advertising revenues decreased by $394,000. Public notice advertising revenues increased by $58,000. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 29% of the Company’s total revenues. Circulation revenues decreased an aggregate of $451,000 primarily because the Company discontinued several small publications and because the court rule revenues declined as some courts are now providing their rules online. The Daily Journals accounted for about 71% of the Company’s total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 17% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $1,007,000 primarily because of increased consulting revenues of Sustain for the installation of Sustain software in several California counties. The Company’s revenues derived from Sustain’s operations constituted about 11% and 7% of the Company’s total revenues for the nine months ended June 30, 2003 and 2002, respectively.

    Costs and expenses decreased by $975,000 (4%), to $23,922,000 from $24,897,000. Total personnel costs were $12,483,000, representing a decrease of $395,000 (3%), primarily because of the closing of several small publications and the consolidation of several activities.  Commissions and other outside services increased by $209,000 (5%) primarily because of the additional implementation consulting expenses for Sustain. Newsprint and printing expenses decreased by $346,000 (22%) primarily because of the reduction in newsprint usage and the discontinuance of several publications.  Depreciation and amortization expenses decreased by $203,000 (11%) primarily due to more fully depreciated assets. Other general and administrative expenses decreased by $266,000 (9%) mainly resulting from reduced general operating expenses. (Costs and expenses were $8,147,000 and $8,346,000 for the three months ended June 30, 2003 and 2002, respectively.)

    The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2003, and very likely much longer. These Sustain internal development costs, primarily incremental costs, aggregated $865,000 and $1,188,000 for the nine months ended June 30, 2003 and 2002, respectively. If these development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

    The Company’s traditional business segment pretax profit decreased by $77,000 (2%) to $3,521,000 from $3,598,000, primarily due to the declines in advertising and subscription revenues, partially offset by reduced expenses resulting from the decrease in newsprint and printing expenses and personnel costs because of the closing of several small publications and the consolidation of several activities. Sustain’s

10 of 16

business segment pretax loss decreased by $1,122,000 (38%) to $1,840,000 from $2,962,000, primarily due to increased consulting revenues. The consolidated net income was $1,681,000 for the nine months ended June 30, 2003 compared to $816,000 in the comparable prior year period.  (Consolidated net income was $740,000 for the three months ended June 30, 2003 compared to $646,000 in the comparable prior year period.)  Tax provisions were not recorded for the nine months ended June 30, 2003 because the Company was able to utilize net operating loss carry-forwards to offset taxes which otherwise would have been payable.  (The Company recorded income tax benefits of $180,000 in the prior comparative period ended June 30, 2002 primarily because of the tax law change for the carry-back of net operating losses.)  Net income per share increased to $1.14 from $.55.

Liquidity and Capital Resources

    During the nine months ended June 30, 2003, the Company’s cash and cash equivalents and U.S. Treasury Bill positions increased by $1,261,000.  Cash and cash equivalents were used for the net purchase of capital assets of $2,031,000, including $1,620,000 for the new building now under construction in Los Angeles. The cash provided by operating activities of $3,503,000 included a net decrease in prepayments for subscriptions and others of $112,000, primarily related to the discontinuance of several small publications.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $1,322,000 for the nine months ended June 30, 2003 as compared to the prior comparable period primarily due to increased net income. As of June 30, 2003 the Company had working capital of $5,217,000 before deducting the liability for deferred subscription revenues and other revenues of $7,113,000 which will be earned within one year.

    During fiscal 2003, and very likely much longer, the Company expects its total expenditures in support of the development of the Sustain software to continue to be very significant.  In addition, there has never been a resolution of the issues between Sustain and the outside software development service provider which was terminated in April 2001. The terminated outside service provider filed for bankruptcy in December 2001 and stated in its filings with the U.S. Bankruptcy Court that it was considering bringing a collection action against Sustain.  If it ever does, Sustain will assert counter-claims that completely offset the terminated outside provider’s claims. Sustain will vigorously defend any litigation or action brought by the terminated outside service provider, although no assurances can be made as to the ultimate outcome of the dispute.  It is the opinion of management that adequate provision has been made for any amounts that may become due as a result of the dispute. Nonetheless, the pendency of these issues could have an impact on Sustain’s ability to attract new customers or work with its existing customers.

    As discussed in Item 5 of Part II of the Company’s quarterly report on Form 10-Q filed on May 15, 2003, Sustain received a letter on April 2, 2003 from counsel to the Ontario, Canada Ministry of the Solicitor General, Ministry of Public Safety and Security and Ministry of the Attorney General (collectively, the “Ministries”).  The Ministries had entered into a contract with Sustain, dated as of April 22, 1999 (the “Contract”), pursuant to which the Ministries sought to license the software product that was to be developed by the outside service provider referred to above.  The Contract was formally terminated on June 7, 2002.  The letter from counsel purported to invoke the dispute resolution process set forth in the Contract and claimed damages in the amount of $20 million.  Counsel for Sustain and counsel for the Ministries engaged in preliminary discussions with respect to this matter, and the parties so far have not utilized the dispute resolution process set forth in the Contract.  Counsel for Sustain last communicated with counsel for the Ministries by a letter sent on April 15, 2003.  At this point,

11 of 16

management is unable to determine whether this matter will have a material adverse effect on Sustain and the Company.

    The Company has a real estate loan of $1,822,000 secured by its existing Los Angeles facilities. The Company is constructing a new building and parking facilities in Los Angeles estimated to cost approximately $2.5 million, and a bank has expressed interest in lending the Company up to an additional $2 million when the new building is completed.

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

    The above discussion and analysis for the nine months ended June 30, 2003 and 2002 should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report.  (See Note 7 for debt and other commitments.)

12 of 16

Disclosure Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in Items 1 and 2, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements.  Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements.  We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.  There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements.  These factors include, among others: risks associated with the functionality and resources required for new and existing case management software projects; the success or failure of Sustain’s internal software development efforts; the ultimate resolution, if any, of the disputes with the Ontario, Canada Ministries and Sustain’s terminated outside service provider; material changes in the costs of materials; a potential decline in subscriber revenue; an inability to continue borrowing on current terms; possible changes in tax laws; collectibility of accounts receivable; potential increases in employee and consultant costs; attraction, training and retention of employees; changes in accounting guidance; and competitive factors in both the case management software business and the publishing business.  In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not use derivative financial instruments.  The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills maturing within one year.  Given the short-term nature of the investments and borrowings, and the fact that the Company had no outstanding borrowing except for the real estate loan which bears a fixed interest rate, the Company was not subject to significant interest rate risk.  The real estate loan of $1,822,000 bears interest at approximately 8% and is repayable in equal monthly installments of about $19,000 through 2016.  The real estate loan is secured by the Company’s existing facilities in Los Angeles.

Item 4.  CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in

13 of 16

reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission  There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended June 30, 2003.

PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	31	Certifications by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAILY JOURNAL CORPORATION
(Registrant)

/s/ GERALD L. SALZMAN

Gerald L. Salzman
Chief Executive Officer President
Chief Financial Officer
Treasurer

DATE:  August 14, 2003

14 of 16