Form 10-K
period 2003-09-30
DAILY JOURNAL CORP
filed 2003-12-29
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

for the fiscal year ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:     Yes     ☒ No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes     ☐ No    ☒

As of the last business day of Daily Journal Corporation’s most recently completed second fiscal quarter, the aggregate market value of Daily Journal Corporation’s voting stock held by non-affiliates was approximately $14,700,000.

As of December 13, 2002 there were outstanding 1,508,573 shares of Common Stock of Daily Journal Corporation.

Documents incorporated by reference:    Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during February 2004 are incorporated by reference into Part III.

Disclosure Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with the functionality and resources required for new and existing case management software projects; the success or failure of Sustain’s internal software development efforts; the ultimate resolution, if any, of the disputes with the Ontario, Canada Ministries and Sustain’s terminated outside service provider; material changes in the costs of materials; a potential decline in subscriber revenue; an inability to continue borrowing on current terms; possible changes in tax laws; collectibility of accounts receivable; potential increases in employee and consultant costs; attraction, training and retention of employees; changes in accounting guidance; and competitive factors in both the case management software business and the publishing business. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1. Business

The Company publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. (“Sustain”), now a 93% owned subsidiary as of September 30, 2003, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado, Nevada and Virginia. The financial information of the Company and Sustain is set forth in Item 8 (“Financial Statements and Supplementary Data”).

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

The Los Angeles Daily Journal and the San Francisco Daily Journal are geared toward their respective regions, but contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2003, the Los Angeles Daily Journal had approximately 10,600 paid subscribers and the San Francisco Daily Journal had approximately 4,800 paid subscribers as compared with total paid subscriptions of 16,400 at September 30, 2002. In addition, The Daily Journals are sold on some newsstands. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 50% to subscriptions and 50% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 43% of the Company’s total revenues during fiscal 2003, 46% during fiscal 2002 and 48% during fiscal 2001.

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

The Company publishes the Directory of California Lawyers (the “Directory”), which is updated and published semiannually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges, arbitrators and mediators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals. In addition, there are about 7,000 directories sold. The regular annual rate is $38. In due course the Company plans to provide an option of subscription service for The Daily Journals at a lower price for subscribers who do not wish to receive the Directory.

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, Sacramento and San Diego counties receive copies by hand delivery, and additional copies are distributed through newsstands and by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $610.

Much of the information contained in The Daily Journals is available to subscribers online at www.dailyjournal.com. There is a charge to use some parts of this online service.

Daily Commerce.    Published since 1917, the Daily Commerce, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The nature of the news coverage enhances the effectiveness of public notice advertising in distributing information about foreclosures to potential buyers at foreclosure sales. The features of the paper include default listings, probate estate sales and real estate examination applicants. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day. It had approximately 1400 paid subscriptions at September 30, 2003. A subscription to the Daily Commerce is $230 per year, and it is primarily distributed by mail.

California Real Estate Journal.    The California Real Estate Journal (the “Real Estate Journal”) is a weekly newspaper directed primarily to persons interested in the commercial real estate market, including real estate brokers, developers, bankers and real estate lawyers. The Real Estate Journal carries news and features such as the status of commercial projects, financial information and articles on brokers and transactions, including defaults and new financings. It carries display and classified advertising. At September 30, 2003, the Real Estate Journal had a circulation of approximately 2,500 paid and requester subscribers at an annual subscription rate of $105. It is distributed by mail and hand delivery. In addition, there is an online news service for subscribers to the California Real Estate Journal.

The Daily Recorder.    The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it. Among the regular features of The Daily Recorder are news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising. The Daily Recorder currently has approximately 1,100 paid subscribers, and is distributed by hand and by mail. The current subscription rate is $265 per year.

The Inter-City Express.    The Inter-City Express (the “Express”) has been published since 1909. It covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries both commercial and public notice advertising. The Express is published two days a week and is mailed to its approximately 500 subscribers. The annual subscription rate is $144.

San Jose Post-Record.    The San Jose Post-Record (the “Post-Record”) has been published since 1910. In addition to general news of local interest, the Post-Record, which is published three days a week, focuses on legal and real estate news and carries commercial and public notice advertising. A yearly subscription to the Post-Record is $122. It has approximately 300 subscribers, all of whom receive it by mail.

Sonoma County Herald-Recorder.    The Sonoma County Herald-Recorder (the “Herald-Recorder”) has been in existence since 1899. The newspaper carries general news of local interest and is designed to be of special interest to members of the legal and real estate professions. Advertising in the newspaper consists of both public notice and commercial advertising. Its approximately 200 subscribers receive the newspaper two days a week by mail, at a rate of $197 annually.

Orange County Reporter.    The Orange County Reporter (“Orange Reporter”) has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Orange Reporter reports local and state legal, business and real estate news, and carries primarily public notice advertising. The Orange Reporter is mailed three days a week to approximately 400 paid and requester subscribers. The annual subscription rate is $87.

San Diego Commerce.    The San Diego Commerce is a thrice-weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves legal and real estate professionals in San Diego County. It has approximately 200 paid subscribers. The annual subscription rate is $63, covering distribution by mail.

Business Journal.    The Business Journal publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It carries public notice advertising, and its approximately 100 paid subscribers receive it by mail twice weekly. The annual subscription rate is $54.

Antelope Valley Journal.    Started in 1997, the Antelope Valley Journal is a weekly newspaper carrying general news of local interest, as well as public notice advertising. It also serves the real estate professional in north Los Angeles County. It has approximately 100 paid subscribers, and the annual subscription rate is $30.

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

Nevada Journal.    The Company acquired the Nevada Supreme Court Reporter in 1994, and the name was changed to the Nevada Journal. Besides stories of general interest and those concerning the courts and legal communities, the Nevada Journal features summaries and full-text opinions issued by the Nevada State and Federal Courts. Special features include local verdicts and settlements, bar examination results and articles on federal opinions. Both commercial and public notice advertising appear in the newspaper. The weekly Nevada Journal, as of September 30, 2003, had approximately 100 subscribers. The yearly subscription rate is $152. Much of the information in the Nevada Journal is available to its subscribers online.

Magazines.    Since 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the “State Bar”). The magazine was published by the Company in cooperation with the State Bar until December 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is mailed free to the active members of the State Bar of California and also has approximately 500 paid subscribers. An annual subscription to California Lawyer is $79.

Information Services.    The specialized information services offered by the Company have grown out of its newspaper operations or have evolved in response to a desire for such services primarily from its newspaper subscribers.

The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 4,500 subscribers at September 30, 2003 paying $278 per year. Court Rules reproduces court rules for certain state and federal courts in California. The Court Rules appear in two versions, one of which covers Northern California courts (nine volumes) and one of which covers Southern California courts (eight volumes). The Company updates Court Rules on a monthly basis. In addition, the Company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties. In addition, the Company publishes single-volume rules for the Federal District Court in the Southern District of California, Federal District Court in the Central District of California and California Probate Rules. In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $45 to $90 per year and volumes are normally updated or replaced whenever there are substantial rule changes. At September 30, 2003, the Company had approximately 4,500 subscribers for its Local Rules publications.

The Judicial Profiles services contain biographical and professional information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. The Judicial Profiles include biographical data on judges and information supplied by each judge regarding the judge’s policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the seven-volume set for Southern California or the six-volume set for Northern California. The approximately 1,000 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $500 per year. During fiscal 2003, the Company discontinued publishing the Judges Books for several counties in the State of Washington.

The Company’s only bankruptcy publication is now the online California Bankruptcy Journal. The Company discontinued the Fourth Circuit Bankruptcy Court Reporter and the Texas Bankruptcy Court Reporter in fiscal 1999 and the online Colorado Bankruptcy Journal in fiscal 2002. The online bankruptcy service has approximately 50 subscribers at September 30, 2003. The annual subscription rate is $150 a year. The online publication contains summaries and full-text bankruptcy opinions from the U. S. Supreme Court and U.S. Court of Appeals for the Ninth Circuit, U.S. Bankruptcy Appellate Panel for the Ninth Circuit, and selected full texts from the U.S. Bankruptcy District Courts in California.

The Company also provides computer online foreclosure information to about 700 customers. This service primarily provides distressed property information, some of which also appear in some of the Company’s newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information.

Special Online Information Services Supplementing Traditional Services.     The Company, like most modern newspapers, supplements service to Daily Journal subscribers and advertisers with an increasing Internet-based online information service. Some of this online service comes as part of a newspaper subscription, or advertising placement, with no additional charges, and some can be obtained only when customers pay additional charges. So far, in this activity, incremental costs have exceeded supplemental incremental revenues. The Company believes its online service must continue to grow, partly to defend existing profits through continuous product improvement, and partly in the hope of eventually obtaining profits from services not traditionally rendered by newspapers.

Advertising and Newspaper Representative.     The Company’s publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising. Public notice advertising consists of about 100 different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements. Many government agencies use the Company’s Internet-based advertising system to produce and send their notices to the Company. California Newspaper Service Bureau (“CNSB”), a division of the Company, is a statewide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising. CNSB places notices and other forms of advertising with adjudicated newspapers of general circulation, many of which are not owned by the Company.

Public notice advertising revenues and related advertising and other service fees for the Company constituted about 28% of the Company’s total revenues in fiscal 2003, 29% in fiscal 2002 and 27% in fiscal 2001. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from the publication in which the advertising is placed and (iii) filing service fees generated when filing notices with government agencies. The remainder of these revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, service fees for public record searches, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

In many states, including California and Arizona, legislatures have considered various proposals, which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company’s public notice advertising revenues. The acquisition of CNSB, a marginal and threatened enterprise with a negative book net worth when purchased, improved the Company’s ability to protect the continued existence of public notice advertising.

Information Systems and Services.    In January 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and certain of its shareholders. As of September 30, 2003, the Company owned 93% of Sustain. Sustain has installations in ten states and three countries, and many of its clients have more than a decade of experience with the Sustain product line. The Company’s revenues derived from Sustain’s operations constituted about 12% of the Company’s total revenues in fiscal 2003, 7% in fiscal 2002 and 6% in fiscal 2001. As a technology based company, Sustain’s success depends on the continued development and improvement of its products. The Company’s expenditures in support of the Sustain software are highly significant and will continue to be necessary to maintain and increase Sustain’s revenues. The Company has expanded its consulting staff to meet its planned internal software development efforts and has also expanded relationships with other service providers. If these development programs are not successful, it will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. Sustain’s internal development costs, which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2004, and very likely much longer. If the Company is unable to fund all such development, that also may impact the Company’s ability to maximize its existing investment in the Sustain software and to compete for new opportunities in the case management software business.

Printing.    The Company’s main printing facilities are located in Los Angeles and currently are used primarily to print the Los Angeles Daily Journal including supplements, the Daily Commerce, the Post-Record, The Express, The Daily Recorder, the Orange Reporter, the Herald-Recorder and the Real Estate Journal. The Daily Appellate Report is printed in Los Angeles and shipped to Sacramento and San Francisco for inclusion in the Daily Recorder and the San Francisco Daily Journal. In fiscal 2003 the Company installed new computer-to-plate production equipment in Los Angeles. The San Francisco Daily Journal, San Diego Commerce, the Business Journal, the Record Reporter, the Antelope Valley Journal, the Directory, the Judicial Profiles, the Court Rules and California Lawyer magazine are printed by outside contractors. The Company has a small offset press for in-house printing of items such as legal advertising forms, letterhead and envelopes, promotional flyers and other material for its publications.

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

An adequate supply of newsprint and other paper is important to the Company’s operations. The Company currently does not have a contract with paper suppliers. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. In 1999 and 2002 newsprint prices declined, but in 2000, 2001 and 2003, the price of paper increased moderately. Paper prices may fluctuate substantially in the future, and this could significantly impact income from operations.

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

Competition

Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. For example, shortly before the Company purchased the San Francisco Daily Journal, Associated Newspapers, the owner of a controlling interest in a number of American law-oriented publications including the American Lawyer, purchased a law-oriented San Francisco newspaper and thereafter pursued subscribers and advertisers with more skill and determination than were employed by the former publisher. In 1989 Associated Newspapers sold a controlling interest to Time Warner Inc., which continued very aggressive competition, including amazingly low “price-war” type prices for multiple-copy subscriptions. In 1997 these publications were sold by Time Warner Inc. to a group headed by the investment firm of Wasserstein Perella, Inc., which subsequently also purchased National Law Publishing, publishers of the New York Law Journal, among others. All of the Company’s real estate and business publications and products face strong competition from other publications and service companies.

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

The Company’s court rules publications face competition in both the Southern California market as well as in Northern California. In addition, the Company expects increased competition from online court rules services and the Courts. Subscriptions to the multi-volume Court Rules and Local Rules volumes have declined during fiscal 2003. The Company’s Judicial Profile services have direct competition and also indirect competition, since some of the same information is available through other sources.

The pricing of the Company’s products is reviewed every year. Subscription price increases have in recent years exceeded inflation, as have advertising rate increases.

There is significant competition among a limited number of companies to provide services and software to the courts, and some of these companies are much larger and have greater access to capital and other resources than Sustain. Others provide services for a limited number of courts. Normally, the vendor is selected through a bidding process. Many courts now desire Internet solutions to centralize databases and their management, and to facilitate electronic filing and the publishing of certain information from case management systems. The Sustain product line provides a version of these services, but there are many uncertainties in the process of courts migrating to newer electronic based systems, including whether Sustain’s version of case management systems will find general acceptance and whether the development and modification of such systems can be done in a cost effective manner. The Company is in the process of developing new Internet-based software, but an inability to fully fund and develop a marketable product could impact the Company’s ability to compete in the case management software business. Most of Sustain’s consulting revenues presently come from the particular installation project for the California Administrative Office of the Courts. As a California state government agency, the AOC may be subject to budget constraints resulting from California’s significant budget deficit. If those constraints result in a scaling back of the installation project or an inability of the AOC to pay for Sustain’s services, Sustain’s revenues would be materially affected.

Employees

The Company employs approximately 280 full-time employees and about 30 part-time employees including about 20 employees at Sustain. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

Executive Officers of the Registrant

The table below sets forth certain information with regard to the one executive officer who is not a director of the Company. All of the executive officers of the Company serve at the pleasure of the Board of Directors.

Name	Age	Principal Occupation Last Five Years
Ira A. Marshall, Jr.	80	Secretary of the Company since 1977; Mr. Marshall is a private investor and businessman making investments for his own account and is a Trustee of Mesabi Trust, which collects and distributes royalties from Mesabi Trust’s interests in mining properties.

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

The main Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, which is fully occupied by the Company. Approximately 75% of the building is devoted to office space and the remainder to printing and production equipment and facilities. In 1996 the Company purchased about 40,000 square feet of land near the Los Angeles facility which was used for additional parking. In 1998 the Company purchased additional land and an 11,300 square foot building adjacent to the new parking lot. It was first used for storage and then demolished. In December 2003, the Company finished building a 37,000 square foot building and parking facilities on the properties acquired in 1996 and 1998. The new Los Angeles building provides additional office, production and storage space, and thus the Company no longer needs to occupy certain adjacent space it previously leased from a third party. The Company occupies a portion of the new building’s first floor and will complete the build-out of the second floor as needed.

At September 30, 2003, the Company had approximately 11,000 square feet of office space in San Francisco under a lease expiring in February 2004. In December 2003, the Company signed a lease for approximately 10,500 square feet of new office space in San Francisco. The new lease commences in February 2004 and has a term of approximately five years. In Denver, Sustain has approximately 9,400 square feet of office space under a lease expiring in September 2004. In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years duration.

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

The Agreement had called for the eventual license by the Ministries of the new Sustain software product that was being developed for Sustain by an outside service provider. As discussed in Item 7, the service provider’s work was seriously flawed and could not be licensed to the Ministries. The agreement was formally terminated on June 7, 2002.

Rather than immediately invoking the dispute resolution procedures set forth in the Agreement, counsel for Sustain and counsel for the Ministries engaged in informal discussions with respect to this matter, and the parties so far have not utilized the dispute resolution process set forth in the Agreement. Counsel for Sustain last communicated with counsel for the

Ministries by a letter sent on April 15, 2003. At this point, management is unable to determine whether this matter will have a material adverse effect on Sustain and the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

Rule 14a-4(c)(1) of the Securities and Exchange Commission provides that if the proponent of a shareholder proposal fails to notify the company at least 45 days prior to the date of the mailing of the prior year’s proxy statement, the proxies of the Company’s management would be permitted to use their discretionary authority at the Company’s next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement.

No matters were submitted to a vote of shareholders during the last quarter of the Company’s fiscal year ended September 30, 2003.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Shareholder Matters

The following table sets forth the sales prices of the Company’s common stock for the periods indicated. Quotations are as reported by Nasdaq (Small-Cap Issues), the automated quotation system of the National Association of Securities Dealers, Inc.

	High	Low
Fiscal 2003
Quarter ended December 31, 2002	$26.92	$22.52
Quarter ended March 31, 2003	27.00	21.00
Quarter ended June 30, 2003	25.30	23.82
Quarter ended September 30, 2003	27.77	24.11

	High	Low
Fiscal 2002
Quarter ended December 31, 2001	$32.75	$19.00
Quarter ended March 31, 2002	30.25	23.25
Quarter ended June 30, 2002	28.50	25.50
Quarter ended September 30, 2002	27.50	21.25

As of December 12, 2003, there were approximately 1,300 holders of record of the Company’s common stock, and the last trade was at $30.50 per share.

The Company did not declare or pay any dividends during fiscal 2003 or 2002. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

From time to time, the Company has purchased shares, including treasury shares, of its common stock and may continue to do so. See Note 3 to consolidated financial statements. Stock purchases are made primarily to reduce dilution of net income (loss) per share caused by the deferred management incentive plan under which selected employees are paid, subject to certain conditions, supplemental compensation tied to future pre-tax earnings. During fiscal 2003, the Company purchased 16,115 shares of common and treasury stock at an average price per share of $25.17.

Item 6. Selected Financial Data

The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 2003. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included herein.

	Fiscal Year Ended September 30
	2003	2002	2001	2000	1999
	(Dollar amounts in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues
Advertising	$16,969	$17,359	$18,868	$20,455	$20,759
Circulation	10,375	11,044	11,346	11,651	11,675
Information systems and services	3,979	2,491	2,055	2,328	1,213
Advertising service fees and other	2,906	3,137	2,955	2,910	2,688
Gain from sale of property, net	—	274	—	—	—

	34,229	34,305	35,224	37,344	36,335

Costs and expenses
Salaries and employee benefits	16,511	17,239	17,743	17,598	16,461
Newsprint and printing expenses	1,716	2,115	2,934	3,089	3,232
Commissions and other outside services	5,693	5,633	5,439	5,907	4,508
Postage and delivery costs	1,985	1,993	2,034	2,061	2,254
Depreciation, amortization and goodwill impairment charges	2,356	2,544	3,877	2,517	1,767
Other general and administrative expenses	3,515	3,641	4,147	4,520	5,155
Write-off and expense of capitalized software	—	—	15,048	—	—

	31,776	33,165	51,222	35,692	33,377

Income (loss) from operations	2,453	1,140	(15,998)	1,652	2,958
Other income and expenses
Interest income	100	63	101	439	516
Interest expense	(150)	(157)	(162)	—	—

Income (loss) before taxes	2,403	1,046	(16,059)	2,091	3,474
Benefits from (provision for) income taxes	—	180	2,000	(700)	(1,550)

Income (loss) before minority interest in net loss of subsidiary	2,403	1,226	(14,059)	1,391	1,924
Minority interest in net loss of subsidiary (7%)	—	—	686	447	199

Net income (loss)	$2,403	$1,226	$(13,373)	$1,838	$2,123

Weighted average number of common shares outstanding – basic and diluted	1,474,805	1,487,798	1,494,900	1,546,319	1,579,251

Basic and diluted net income (loss) per share	$1.63	$0.82	$(8.95)	$1.19	$1.34

	September 30
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Working capital as conventionally reported	$(2,092)	$(2,962)	$(4,939)	$1,731	$6,040
Working capital before deductions of specified items (1)	4,817	4,263	2,838	9,639	13,858
Total assets	24,176	21,433	21,167	35,050	31,525
Shareholders’ equity	6,866	4,868	3,929	17,858	17,668

(1)	Before deducting for each of the five years the liability for deferred subscription revenue and other revenues which will be earned within one year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2003 Compared to 2002

Revenues were $34,229,000 in fiscal 2003 and $34,305,000 (including a gain of $274,000 from the sale of Sacramento property) in fiscal 2002. Consulting and other fees of Sustain increased by $1,488,000, while advertising and subscription revenues declined by $1,059,000.

Display advertising and conference revenues increased by $92,000, while classified advertising revenues decreased by $508,000. Public notice advertising revenues increased by $26,000. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 28% of the Company’s total revenues. Circulation revenues decreased an aggregate of $669,000 primarily because in the last quarter of fiscal 2002, the Company discontinued several small publications and because the court rule revenues declined as more courts are now providing their rules online. The Daily Journals accounted for about 72% of the Company’s total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 18% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $1,488,000 primarily because of increased consulting revenues of Sustain for the installation of Sustain software in several California counties. The Company’s revenues derived from Sustain’s operations constituted about 12% and 7% of the Company’s total revenues for fiscal 2003 and 2002, respectively.

Costs and expenses decreased by $1,389,000 (4%) to $31,776,000 from $33,165,000. Total personnel costs were $16,511,000, representing a decrease of $728,000 (4%), primarily because of the closing of several small publications in the last quarter of fiscal 2002 and the consolidation of several activities. Newsprint and printing expenses decreased by $399,000 (19%) primarily because of the reduction in newsprint usage and the discontinuance of several publications. Depreciation and amortization expenses decreased by $188,000 (7%) primarily due to more fully depreciated assets.

The Company’s expenditures for the development of Sustain software products are highly significant and will materially impact overall results at least through fiscal 2004, and very likely much longer. These Sustain internal software development costs, primarily incremental costs, aggregated $1,195,000 and $1,760,000 for fiscal 2003 and 2002, respectively. If these development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit decreased by $473,000 (9%) of which $274,000 was from the sale of Sacramento property in the prior year to $4,599,000 from $5,072,000. The declines in advertising and subscription revenues were partially offset by reduced expenses resulting from the decrease in newsprint and printing expenses and personnel costs because of the closing of several small publications in the last quarter of fiscal 2002 and the consolidation of several activities. Sustain’s business segment pretax loss decreased by $1,830,000 (45%) to $2,196,000 from $4,026,000, primarily due to increased consulting revenues. The consolidated net income was $2,403,000 and $1,226,000 for fiscal 2003 and 2002, respectively. Tax provisions were not recorded for fiscal 2003 because the Company was able to utilize net operating loss carry-forwards attributable to the Sustain-segment losses in prior years to offset taxes which otherwise would have been payable. In subsequent years there may be additional tax benefits of $1,473,000 from past Sustain losses. During fiscal 2002, the Company recorded income tax benefits of $180,000 because of the tax law change for the carry-back of net operating losses. Net income per share increased to $1.63 from $.82.

2002 Compared to 2001

Revenues were $34,305,000 and $35,224,000 for the fiscal years ended September 30, 2002 and 2001, respectively. This decrease of $919,000 (3%) was primarily attributable to a decline in revenues from display and classified advertising which was partially offset by the advertising and subscription rate increases and the gain of $274,000 from the sale of the Sacramento property.

Display advertising and conference revenues declined by $945,000, and classified advertising revenues decreased by $660,000. Public notice advertising revenues increased by $96,000. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues in 2002. Public notice advertising revenues and related advertising and other service fees constituted about 29% of the Company’s total revenues in 2002. Circulation revenues decreased an aggregate of $302,000 primarily because of fewer subscriptions to the court rule services due to some courts now providing their rules online. The Daily Journals accounted for about 73% of the Company’s total circulation revenues in 2002, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 18% of the total circulation revenues in 2002, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $436,000 primarily because of increased consulting revenues of Sustain. The Company’s revenues derived from Sustain’s operations constituted about 7% and 6% of the Company’s total revenues for fiscal 2002 and 2001, respectively.

Costs and expenses, excluding the write-off of capitalized software of $15,048,000 in 2001, decreased by $3,009,000 (8%), to $33,165,000 from $36,174,000. Total personnel costs were $17,239,000 in 2002, representing a decrease of $504,000 (3%), primarily because of the closing of various small regional offices. Newsprint and printing expenses decreased by $819,000 (28%) primarily because of the reduction in newsprint usage and prices and the discontinuance of House Counsel magazine. Commissions and other outside services increased by $194,000 (4%) primarily because of costs of individual software consultants hired to help develop Sustain software of $1,760,000, partially offset by reduced editorial freelancers’ works and other computer support services. Depreciation and amortization expenses decreased by $1,333,000 (34%) primarily because all the Sustain’s remaining goodwill of $979,000 had been written off as of September 30, 2001. Other general and administrative expenses declined by $506,000 (12%) mainly resulting from less bad debt expense as well as reduced legal fees.

Sustain’s internal development costs, primarily incremental costs, aggregated $1,760,000 for fiscal 2002 compared to $339,000 in fiscal 2001. During fiscal 2001 and 2000, there were $15,048,000 of costs for the development of a new Sustain software product by an outside service provider. After an initial assessment of the development effort and an analysis of the program and product designs, Sustain believed that the new software was “technologically feasible” in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). Accordingly, the Company determined that it needed to capitalize these development costs attributable to the outside service provider. In March 2001, however, one of Sustain’s important customers was the first to discover a database-locking problem while it was conducting “acceptance testing” of the software prior to completing installation. This problem prevented the software from being “scalable” to a large number of users, which was an important requirement for Sustain’s customers. Shortly thereafter, Sustain determined that correcting the scalability problem would be prohibitively expensive, and therefore the development efforts of the outside provider were discontinued, and its work was terminated. As a result of these events, Sustain concluded that the software was no longer technologically feasible and the Company stopped capitalizing costs. In addition, the Company wrote off and expensed the previously capitalized costs aggregating $15,048,000. The Company also booked a net tax benefit of $2,000,000 in fiscal 2001 based on management’s estimate of the timing of the utilization of tax benefits, for financial statement purposes, from overall losses attributable to the Sustain segment.

The Company’s traditional business segment pretax profit increased by $1,456,000 (40%) to $5,072,000 from $3,616,000, primarily due to reduced expenses resulting from the decrease in newsprint and printing expenses and the closing of some small regional offices. In addition, in 2002 the Company realized a gain from the sale of its Sacramento property of $274,000. Sustain’s business segment pretax loss increased by $85,000 (2%) to $4,026,000 from $3,941,000, excluding the fiscal 2001 write-off of capitalized software of $15,048,000, primarily due to its software development project. The consolidated net income for fiscal 2002 was $1,226,000 as compared with a net loss of $13,373,000 in fiscal 2001. A tax provision was not recorded for fiscal 2002 because the Company was able to utilize net operating loss carry-forwards to offset taxes which otherwise would have been payable. In addition, the Company recorded income tax benefits of $180,000 in 2002 resulting from the tax law change for the carry-back of net operating losses. Net income per share was $0.82 in fiscal 2002 as compared with a net loss per share of $8.95 in fiscal 2001.

Liquidity and Capital Resources

During the fiscal year ended September 30, 2003, the Company’s cash and cash equivalents and U.S. Treasury Bill positions increased by $1,284,000. Cash and cash equivalents were used for the net purchase of capital assets of $3,281,000, including $2,565,000 for the new facilities in Los Angeles. The cash provided by operating activities of $5,037,000 included a net decrease in prepayments for subscriptions and others of $316,000, primarily related to the discontinuance of several small publications in the last quarter of fiscal 2002. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities increased by $1,358,000 for the fiscal year ended September 30, 2003 as compared to the prior comparable period primarily due to increased net income. As of September 30, 2003 the Company had working capital of $4,817,000 before deducting the liability for deferred subscription revenues and other revenues of $6,909,000 which will be earned within one year.

During fiscal 2004, and very likely much longer, the Company expects its total expenditures in support of the development of the Sustain software to continue to be very significant. In addition, there has never been a resolution of the issues between Sustain and the outside software development service provider which was terminated in April 2001. The terminated outside service provider filed for bankruptcy in December 2001 and stated in its filings with the U.S. Bankruptcy Court that it was considering bringing a collection action against Sustain. If it ever does, Sustain will assert counter-claims that completely offset the terminated outside provider’s claims. Sustain will vigorously defend any litigation or action brought by the terminated outside service provider, although no assurances can be made as to the ultimate outcome of the dispute. It is the opinion of management that adequate provision has been made for any amounts that may become due as a result of the dispute. In a related matter, counsel for the Ontario, Canada Ministry of the Solicitor General, Ministry of Public Safety and Security and Ministry of the Attorney General sent a letter to Sustain claiming damages of $20 million as a result of Sustain’s inability to deliver a functional software system due to the flawed work of the outside service provider. In addition to the legal risks associated with these matters, the pendency of these issues could have an impact on Sustain’s ability to attract new customers or work with its existing customers.

The Company has a real estate loan of $1,808,000 secured by its existing Los Angeles facilities. In addition, a bank has expressed interest in lending the Company up to an additional $3.4 million to be secured by the new building and parking facilities, and the Company is considering whether to pursue this opportunity.

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

Pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), costs related to the research and development of a new software product are to be expensed as incurred until the technological feasibility of the product is established. Accordingly, costs related to the development of new Sustain software products are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized, subject to expected recoverability. In general, “technological feasibility” is achieved when the developer has established the necessary skills, hardware and technology to produce a product and a detailed program design has been (a) completed, (b) traced to the product specifications and (c) reviewed for high-risk development issues.

In fiscal 2000, the Company hired an outside service provider specifically to initially assess the technical feasibility of developing new Sustain software products, and the costs of this analysis were expensed. The service provider delivered a report that included extensive product specifications, an Erwin diagram of the system, a detailed architecture analysis and a diagram of the object model. The product functions, features and technical requirements were set forth in their most detailed logical form, and coding of the new program (based in part on Sustain’s existing commercial case management software program) had already begun. While Sustain’s customers made it clear that “scalability” to a large number of users would be an important function of the new software, it would not have been reasonable to conclude at the time that “scalability” presented a high-risk development issue because the outside service provider had already developed a Microsoft-based architecture specifically designed to handle this requirement. (As discussed above, under SFAS 86, high risk development issues must be resolved before technological feasibility can be established.) Consequently, for a period of time prior to the second quarter of fiscal 2001, the Company believed that technological feasibility had been established for the new Sustain software. During the course of 2000, the development project began to run over-schedule and over-budget, but the Company was consistently receiving positive progress reports from the outside service provider. The delays and costs were attributed to factors unrelated to technological feasibility, including a sale of the service provider to a venture capital firm, significant turnover in the service provider’s senior and project management and frequent requests for additional functionality and services by Sustain’s customers. There was no suggestion of any significant risks to the successful scalability or completion of the software. In fact, the Company received a specific assurance from Microsoft Corporation, whose technical consultants had reviewed the software, that “the Sustain application supports extensive scalability.” In March 2001, however, one of Sustain’s important customers was the first to discover a database-locking problem that actually prevented scalability. The seriousness of the scalability issue was readily apparent and, upon examination, the Company came to believe that correcting it could be prohibitively expensive. The outside service provider estimated that an additional $20 million would be required to fix the problem. As a result of these developments, the Company reconsidered its earlier decision and determined that technological feasibility did not exist. Accordingly, the Company stopped capitalizing costs in accordance with the guidance in Question #8 of the FASB Staff Implementation Guide to SFAS 86, and the previously capitalized development costs were written off and expensed in their entirety. These events had no effect on the Company’s financial statements for 2003 or 2002.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations. In future years, there may be additional tax benefits, for financial statement purposes, from past Sustain-segment losses.

In August 2001, the Financial Accounting Standard Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121. SFAS 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No.144 is effective for fiscal years beginning after December 15, 2001, with early application encouraged. The Company does not believe that the adoption of this statement has a material impact on the financial statements.

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report. (See Notes 4-6 for taxes, debt and commitments and contingencies.)

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk

The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills maturing within one year. Given the short-term nature of the investments and borrowings, and the fact that the Company had no outstanding borrowing except for the real estate loan which bears a fixed interest rate, the Company was not subject to significant interest rate risk. The real estate loan of $1,808,000 bears interest at approximately 6.84% and is repayable in equal monthly installments of about $18,000 through 2016. The real estate loan is secured by the Company’s existing facilities in Los Angeles.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS

DAILY JOURNAL CORPORATION

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended September 30, 2003, 2002 and 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG, LLP

Los Angeles, California

October 31, 2003

Item 8.    Financial Statements and Supplementary Data

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$491,000	$513,000
U.S. Treasury Bills, at cost plus discount earned	5,592,000	4,286,000
Accounts receivable, less allowance for doubtful accounts of $400,000 and $500,000 at September 30, 2003 and 2002, respectively	6,205,000	5,953,000
Inventories	22,000	18,000
Prepaid expenses and other assets	214,000	141,000
Deferred income taxes	980,000	901,000

Total current assets	13,504,000	11,812,000

Property, plant and equipment, at cost
Land, buildings and improvements	11,122,000	8,538,000
Furniture, office equipment and computer software	6,126,000	6,118,000
Machinery and equipment	1,492,000	1,351,000

	18,740,000	16,007,000
Less accumulated depreciation	(8,226,000)	(7,024,000)

	10,514,000	8,983,000
Capitalized software, net	28,000	634,000
Deferred income taxes	130,000	4,000

	$24,176,000	$21,433,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,905,000	$5,086,000
Accrued liabilities	2,608,000	2,371,000
Income taxes	80,000	—
Notes payable—current portion	94,000	92,000
Deferred subscription revenue and other revenues	6,909,000	7,225,000

Total current liabilities	15,596,000	14,774,000

Notes payable—long term	1,714,000	1,791,000
Commitments and contingencies (Notes 5 and 6)	—	—
Minority Interest—7%	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,509,503 shares and 1,525,618 shares outstanding, respectively	15,000	15,000
Other paid-in capital	1,919,000	1,939,000
Retained earnings	5,802,000	3,784,000
Less 46,271 treasury shares, at cost	(870,000)	(870,000)

Total shareholders’ equity	6,866,000	4,868,000

	$24,176,000	$21,433,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30
	2003	2002	2001
Revenues
Advertising	$16,969,000	$17,359,000	$18,868,000
Circulation	10,375,000	11,044,000	11,346,000
Information systems and services	3,979,000	2,491,000	2,055,000
Advertising service fees and other	2,906,000	3,137,000	2,955,000
Gain from sale of property, net	—	274,000	—

	34,229,000	34,305,000	35,224,000

Costs and expenses
Salaries and employee benefits	16,511,000	17,239,000	17,743,000
Newsprint and printing expenses	1,716,000	2,115,000	2,934,000
Commissions and other outside services	5,693,000	5,633,000	5,439,000
Postage and delivery expenses	1,985,000	1,993,000	2,034,000
Depreciation, amortization and goodwill impairment charges	2,356,000	2,544,000	3,877,000
Other general and administrative expenses	3,515,000	3,641,000	4,147,000
Write-off and expense of capitalized software	—	—	15,048,000

	31,776,000	33,165,000	51,222,000

Income (loss) from operations	2,453,000	1,140,000	(15,998,000)
Other income and expenses
Interest income	100,000	63,000	101,000
Interest expense	(150,000)	(157,000)	(162,000)

Income (loss) before taxes	2,403,000	1,046,000	(16,059,000)
Benefit from (provision for) income taxes	—	180,000	2,000,000

Income (loss) before minority interest in net loss of subsidiary	2,403,000	1,226,000	(14,059,000)
Minority interest in net loss of subsidiary (7%)	—	—	686,000

Net income (loss)	$2,403,000	$1,226,000	$(13,373,000)

Weighted average number of common shares outstanding—basic and diluted	1,474,805	1,487,798	1,494,900

Basic and diluted net income (loss) per share	$1.63	$0.82	$(8.95)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Other Paid- in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	Share	Amount
Balance at September 30, 2000	1,553,256	$16,000	$1,974,000	$16,657,000	$(789,000)	$17,858,000
Net loss	—	—	—	(13,373,000)	—	(13,373,000)
Purchase of common stock	(19,735)	(1,000)	(25,000)	(530,000)	—	(556,000)

Balance at September 30, 2001	1,533,521	15,000	1,949,000	2,754,000	(789,000)	3,929,000
Net income	—	—	—	1,226,000	—	1,226,000
Purchase of common stock	(7,903)	—	(10,000)	(196,000)	—	(206,000)
Purchase of treasury stock	—	—	—	—	(81,000)	(81,000)

Balance at September 30, 2002	1,525,618	15,000	1,939,000	3,784,000	(870,000)	4,868,000
Net income	—	—	—	2,403,000	—	2,403,000
Purchase of common stock	(16,115)	—	(20,000)	(385,000)	—	(405,000)
Purchase of treasury stock	—	—	—	—	—	—

Balance at September 30, 2003	1,509,503	$15,000	$1,919,000	$5,802,000	$(870,000)	$6,866,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$2,403,000	$1,226,000	$(13,373,000)
Adjustments to reconcile net income (loss) to net cash provided by operations
Write-off and expense of capitalized software	—	—	15,048,000
Depreciation, amortization and goodwill impairment charges	2,356,000	2,544,000	3,877,000
Minority interest in consolidated subsidiary	—	—	(686,000)
Deferred income taxes	(205,000)	(180,000)	(2,516,000)
Discount earned on U.S. Treasury Bills	(8,000)	(20,000)	—
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(252,000)	644,000	2,378,000
Income tax receivable	—	—	2,709,000
Inventories	(4,000)	49,000	(6,000)
Prepaid expenses and other assets	(73,000)	13,000	17,000
Increase (decrease) in current liabilities
Accounts payable	819,000	(38,000)	1,410,000
Accrued liabilities	237,000	(7,000)	320,000
Income taxes	80,000	—	—
Deferred subscription and other revenues	(316,000)	(552,000)	(131,000)

Cash provided by operating activities	5,037,000	3,679,000	9,047,000

Cash flows from investing activities
Net (purchases) sales of U.S. Treasury Bills	(1,298,000)	(4,266,000)	1,972,000
Capital and capitalized software expenditures, including acquisitions
Purchases of property, plant and equipment, net	(3,281,000)	(1,438,000)	(1,796,000)
Capitalized software	—	—	(8,105,000)

Net cash used for investing activities	(4,579,000)	(5,704,000)	(7,929,000)

Cash flows from financing activities
Loan proceeds	—	—	2,000,000
Payment of loan principle	(75,000)	(76,000)	(41,000)
Purchase of common and treasury stock	(405,000)	(287,000)	(556,000)

Cash (used for) provided by financing activities	(480,000)	(363,000)	1,403,000

(Decrease) increase in cash and cash equivalents	(22,000)	(2,388,000)	2,521,000
Cash and cash equivalents
Beginning of year	513,000	2,901,000	380,000

End of year	$491,000	$513,000	$2,901,000

Interest paid during year	$150,000	$157,000	$162,000

Income taxes paid during year	$35,000	$15,000	$—

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY AND OPERATIONS

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. SUSTAIN Technologies, Inc. (“Sustain”), now a 93% owned subsidiary as of September 30, 2003, has been consolidated since it was acquired in January 1999. (See Note 2.) Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado, Nevada and Virginia.

2.    ACQUISITIONS

In January 1999 the Company acquired an 80% equity interest in Sustain for cash of $6.67 million. During March 2000, June 2000 and October 2001, the Company acquired additional equity interests in Sustain of 6%, 5% and 2%, respectively, for cash of approximately $7 million primarily paid to Sustain pursuant to rights offerings. The results of operations for the additional ownership interests have been included in the financial statements from the dates of such acquisitions. The acquisitions were accounted for using the purchase method of accounting; accordingly, the purchase price in excess of the net assets was allocated to purchased software ($3,275,000) and goodwill ($1,895,000). The purchased software is being amortized over five years, and during fiscal 2001, the remaining net book value of goodwill of approximately $979,000 was written off due to the asset’s permanent impairment, based on Sustain’s losses and expected future cash flows. (See Note 3.) Since fiscal 2001, the Company has not allocated losses to the minority interest of Sustain as there has been a deficit in the minority interest balance. The minority interest had accumulated deficit balances of $715,000 and $662,000 as of September 30, 2003 and 2002, respectively.

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

Property, plant and equipment:    Property, plant and equipment are carried on the basis of cost. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 31.5 years. At September 30, 2003, the estimated useful lives were (i) 5 – 30.5 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets have been depreciated using an accelerated method for both financial statement and tax purposes.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Capitalized Software, net:    The Company’s expenditures in support of the Sustain software are highly significant. The capitalized Sustain software costs consist of purchased software upon the acquisition of Sustain of $3,023,000, less accumulated amortization of $2,995,000 and $2,389,000 as of September 30, 2003 and 2002, respectively. The remaining capitalized software, net, represents software costs accounted for pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This software is being amortized over five years. The amortization expenses for capitalized software were $607,000, $605,000 and $604,000 for fiscal years 2003, 2002 and 2001, respectively. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.

During fiscal 2001 and 2000, there were also capitalized costs of $15,048,000 for the development of Sustain software related to the use of an outside service provider. In March 2001, however, one of Sustain’s important customers discovered a database-locking problem in the new software while it was conducting “acceptance testing” of the program prior to its installation. This problem prevented the software from being “scalable” to a large number of users, which was an important requirement for Sustain’s customers. Shortly thereafter, in April 2001, Sustain determined that correcting the scalability problem would be prohibitively expensive, and therefore the development efforts of the outside provider were discontinued, and its work was terminated. As a result of these events, Sustain determined that the software was no longer technologically feasible and the Company stopped capitalizing costs. The Company also wrote off and expensed in fiscal 2001 the capitalized software development costs aggregating $15,048,000. In partial offset, the Company booked, through reported income, a net tax benefit of

$2,000,000 in fiscal 2001 after taking into account management’s estimate of the timing of the utilization of all tax benefits for financial statement purposes. In subsequent years, there may be additional tax benefits of about $1,473,000 from past Sustain-segment losses.

The Company is continuing its internal Sustain software development efforts and has teamed with other service providers to seek new business opportunities. If these development and marketing efforts are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain software development costs ($1,195,000 and $1,760,000 during fiscal 2003 and 2002, respectively), which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2004, and very likely much longer.

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

Deferred Management Incentive Plan:    In fiscal 1987 the Company implemented a plan for Deferred Management Incentive Plan that entitles an employee to participate in pre-tax earnings of the Company for the lesser of (i) ten years or (ii) as long as that employee remains employed or is in retirement following employment to age 65. In 2003 the Company modified the Plan to provide employees with three different types of non-negotiable incentive certificates based on the natures of the particular participants’ responsibilities. Participant interests entitled employees to receive 3.85% (amounting to $218,925) of Daily Journal non-consolidated income before taxes, workers’ compensation and supplemental compensation expenses, 1.50% (amounting to $0) for Sustain and 8.2% (amounting to $260,480) for Daily Journal consolidated in fiscal 2003. In previous years, certificates entitled employees to receive 12.72% (amounting to $112,455) in fiscal 2002 and 12.49% (amounting to $0) in fiscal 2001 of the Daily Journal consolidated pre-tax earnings. In addition, the employee holders of certificates are entitled to receive the same percentage of pre-tax earnings in each of the next nine years subsequent to the year of the grant of the certificate provided they remain employed or are in retirement following employment to age 65.

Treasury stock and net income (loss) per common share:    As of September 30, 2003 and 2002, the Company owned 46,271 of the 599,409 units of a limited partnership that has no known liabilities and owns as its sole asset 599,409 shares of common stock of Daily Journal Corporation. This investment, at a total cost of $870,000, is considered treasury stock and is excluded from the calculation of weighted average shares. The net income (loss) per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,474,805 for 2003, 1,487,798 for 2002 and 1,494,900 for 2001. The Company does not have any common stock equivalents, and therefore basic and diluted net income (loss) per share is the same.

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

4.     INCOME TAXES

The provision for income taxes (benefits) consists of the following:

	2003	2002	2001
Current:
Federal	$—	$—	$355,000
State	207,000	—	161,000

	207,000	—	516,000

Deferred:
Federal	(207,000)	(180,000)	(1,981,000)
State	—	—	(535,000)

	(207,000)	(180,000)	(2,516,000)

	$—	$(180,000)	$(2,000,000)

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2003	2002	2001
Statutory federal income tax rate	34.0%	34.0%	(34.0%)
State franchise taxes (net of federal tax benefit)	5.8	5.8	(1.5)
Research and development tax credit	—	—	1.6
Change in valuation allowance	(39.6)	(71.1)	27.1
Other, net, primarily amortization of goodwill	(.2)	14.1	(5.7)

Effective tax rate	—	(17.2%)	(12.5%)

The Company’s deferred income tax assets/(liabilities) were comprised of the following at September 30:

	2003	2002	2001
Deferred tax assets/(liabilities) attributable to:
Accrued liabilities, including vacation pay accrual	$418,000	$339,000	$513,000
Bad debt reserves not yet deductible	159,000	199,000	199,000
Depreciation and amortization	812,000	(4,000)	13,000
Cash/accrual accounting method change	395,000	394,000	—
Net operating loss and research credit carry-forwards, other	1,990,000	3,593,000	4,359,000

Total deferred tax assets	3,774,000	4,521,000	5,084,000

Deferred tax asset—valuation allowance	(2,664,000)	(3,616,000)	(4,359,000)

Net deferred tax asset	$1,110,000	$905,000	$725,000

At September 30, 2003, the Company has a deferred tax asset of $3,774,000 primarily related to fiscal 2001’s net operating loss and research and development credit carry-forwards which expire in years 2015 through 2021. Due to the uncertainty surrounding the timing of realizing the benefits of its tax attributes in future tax returns, the Company has provided a valuation allowance against the asset of $2,664,000, resulting in a net deferred tax asset of $1,110,000. The reduction in the valuation allowance for the current fiscal year was $952,000 primarily due to utilization of net operating loss carry-forwards. In future years, there may be additional tax benefits, for financial statement purposes, from past Sustain-segment losses.

The Company has net operating losses available to be carried forward to offset future taxable income as follows:

Fiscal Year Generated	Amount	Fiscal Year Expiration
2000	$1,650,000 (California NOL only)	2015
2001	$1,872,000 (Federal NOL only)	2021
2001	$4,181,000 (California NOL only)	2016

In addition, the Company has Research and Development Credits available to be carried forward to offset future federal tax as follows:

Fiscal Year Generated	Amount	Fiscal Year Expiration
2000	$355,000	2020
2001	$81,000	2021

5.     DEBT AND COMMITMENTS

As of September 30, 2003, the Company has a real estate loan of $1,808,000, which bears interest at approximately 6.84% (adjusted downward from 8.02% pursuant to the Loan Revision Agreement dated September 12, 2003) and is repayable in equal monthly installments of about $18,000 through 2016. The real estate loan is secured by the Company’s existing office and printing facilities in Los Angeles.

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2006. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for the fiscal years 2003, 2002 and 2001 were $930,000, $925,000 and $939,000, respectively.

In conjunction with the acquisition of Sustain in January 1999, Sustain entered into five-year employment agreements with each of the three Sustain principals. Sustain pays an aggregate of $65,000 per month pursuant to the three employment agreements, each of which expires in January 2004. Sustain does not expect to extend or renew these employment agreements.

The following table represents the Company’s future obligations:

	Payments Due by Fiscal Year
	2004	2005	2006	2007	2008	2009 and after	Total
Long-term debt	$94,000	$101,000	$108,000	$116,000	$124,000	$1,265,000	$1,808,000
Operating leases	693,000	320,000	260,000	229,000	229,000	115,000	1,846,000
Employment Agreements	242,000						242,000

Total commitments	$1,029,000	$421,000	$368,000	$345,000	$353,000	$1,380,000	$3,896,000

6.     CONTINGENCIES

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

In addition, Sustain received a letter in April 2003 from counsel to the Ontario, Canada Ministry of the Solicitor General, Ministry of Public Safety and Security and Ministry of the Attorney General (collectively, the “Ministries”). The Ministries had entered into a contract with Sustain, dated as of April 22, 1999 (the “Contract”), pursuant to which the Ministries sought to license the software product that was to be developed by the outside service provider referred to above. The Contract was formally terminated in June 2002. The letter from counsel purported to invoke the dispute resolution process set forth in the Contract and claimed damages in the amount of $20 million. Counsel for Sustain and counsel for the Ministries engaged in preliminary discussions with respect to this matter, and the parties so far have not utilized the dispute resolution process set forth in the Contract. Counsel for Sustain last communicated with counsel for the Ministries by a letter sent in April 2003. At this point, management is unable to determine whether this matter will have a material adverse effect on Sustain and the Company.

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

	Reportable Segments
	Traditional Business	Sustain	Total Results for both Segments
		(in thousands)
2003
Revenues	$30,250	$3,979	$34,229
Profit (loss) before taxes	4,599	(2,196)	2,403
Total assets	21,001	3,175	24,176
Capital expenditures	3,226	55	3,281
Depreciation and amortization	1,511	845	2,356
Income tax benefits (expenses)	(1,800)	1,800	—
Total after-tax income (loss)	2,799	(396)	2,403

2002
Revenues	$31,814	$2,491	$34,305
Profit (loss) before taxes	5,072	(4,026)	1,046
Total assets	19,131	2,302	21,433
Capital expenditures	1,327	111	1,438
Depreciation and amortization	1,714	830	2,544
Income tax benefits (expenses)	(2,000)	2,180	180
Total after-tax income (loss)	3,072	(1,846)	1,226

2001
Revenues	$33,169	$2,055	$35,224
Profit (loss) before taxes	3,616	(18,989)	(15,373)
Total assets	18,423	2,744	21,167
Capital expenditures	1,635	8,266	9,901
Depreciation, amortization and goodwill impairment charges	1,641	2,236	3,877
Income tax benefits (expenses)	(1,390)	3,390	2,000
Total after-tax income (loss)	2,226	(15,599)	(13,373)

8.    RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

	Quarter ended
	12/02	03/03	06/03	09/03
	(in thousands except per share amounts)
2003
Revenues	$8,489	$8,254	$8,888	$8,598
Costs and expenses	7,929	7,846	8,147	7,854
Income from operations	560	408	741	744
Other income (expense)	(6)	(21)	(1)	(22)
Income before taxes	554	387	740	722
Benefits from income taxes	—	—	—	—
Income before minority interest in net loss of subsidiary	554	387	740	722
Minority interest in net loss of subsidiary	—	—	—	—
Net income	554	387	740	722
Basic and diluted net income per share	.37	.27	.50	.49

2002	12/01	03/02	06/02	09/02
Revenues	$8,002	$8,586	$9,020	$8,697
Costs and expenses	8,135	8,416	8,346	8,268
Income (loss) from operations	(133)	170	674	429
Other income (expense)	(21)	(26)	(28)	(19)
Income (loss) before taxes	(154)	144	646	410
Benefits from income taxes	—	180	—	—
Income before minority interest in net loss of subsidiary	(154)	324	646	410
Minority interest in net loss of subsidiary	—		—	—
Net income (loss)	(154)	324	646	410
Basic and diluted net income (loss) per share	(.10)	.22	.43	.27

2001	12/00	03/01	06/01	09/01
Revenues	$8,528	$8,738	$9,294	$8,664
Costs and expenses	8,643	21,565	10,761	10,253
Loss from operations	(115)	(12,827)	(1,467)	(1,589)
Other income (expense)	36	(41)	(37)	(19)
Loss before taxes	(79)	(12,868)	(1,504)	(1,608)
Benefits from (provision for) income taxes	30	5,290	685	(4,005)
Loss before minority interest in net loss of subsidiary	(49)	(7,578)	(819)	(5,613)
Minority interest in net loss of subsidiary	46	604	36	—
Net loss	(3)	(6,974)	(783)	(5,613)
Basic and diluted net loss per share	(.00)	(4.68)	(.53)	(3.74)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial D Disclosure.

No such changes or disagreements.

Item 9A.    Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the

Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission. There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the fiscal year ended September 30, 2003.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information set forth in the tables, the notes thereto, and the paragraphs under the caption “Election of Directors” in the Company’s Proxy Statement for Annual Meeting of Shareholders to be held on or about February 4, 2004 (the “Proxy Statement”), is incorporated herein by reference. The information set forth under Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant” is also incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, Chief Financial Officer and Controller. The Company’s Code of Ethics is attached to this Form 10-K as Exhibit 14.

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

Item 13.    Certain Relationships and Related Transactions

The information set forth under the captions “Executive Compensation-Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information set forth under the caption “Other Matters Regarding Independent Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15(a).    Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets at September 30, 2003 and 2002

Consolidated Statements of Operations for each of the three years in the period ended September 30, 2003

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended September 30, 2003

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2003

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for the three years ended September 30, 2003:

II Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

2.1	Stock Purchase Agreement, dated as of January 22, 1999, by and among Daily Journal Corporation, Choice Information Systems, Inc., Michael W. Payton and Terence E. Hahm. (±)

2.2	Asset Purchase Agreement, dated as of January 22, 1999, by and among Choice Information Systems, Inc., Quindeca Corporation and Jerry L. Short. (±)

3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)

3.2	Bylaws of Daily Journal Corporation. (#)

10.1	Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Michael W. Payton. (±)

10.2	Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Jerry L. Short. (±)

10.3	Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Terence E. Hahm. (±)

10.4	Shareholder’s Agreement, dated as of January 22, 1999, among Choice Information Systems, Inc., Daily Journal Corporation, Quindeca Corporation, Michael W. Payton and Terence E. Hahm. (±)

10.5(a)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (‡)

10.5(b)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC’s Non-Sustain Operations. (‡)

10.5(c)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of Sustain Technologies, Inc. (‡)

10.7	Lease dated December 9, 1998 between Daily Journal Corporation and One Trinity Center. (†)

10.8	Lease dated August 26, 1999 between Sustain Technologies, Inc. and The Prudential Insurance Company of America. (†)

10.9	Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank. (f)

10.10	Deed of Trust, Assignment of Rents and Fixture Filing, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank. (f)

10.11	Loan Revision Agreement, dated September 12, 2003, in reference to the Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank.

10.12	Lease dated December 15, 2003 between Daily Journal Corporation and OTR.

14	Daily Journal Corporation Code of Ethics.

21	Daily Journal Corporation’s List of Subsidiaries.

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Daily Journal Corporation issued January 27, 1999. (±)

(†	)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 1999.

(‡	)	Management Compensatory Plan.

(±	)	Filed as an Exhibit bearing the same number to the report on Form 8-K dated January 27, 1999.

(#	)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2000.

(f	)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2000.

Item 15(b).    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

By	/s/ Gerald L. Salzman
Gerald L. Salzman
President

Date:    December 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES T. MUNGER Charles T. Munger	Chairman of the Board	December 29, 2003

/s/ GERALD L. SALZMAN Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	December 29, 2003

/s/ J.P. GUERIN J.P. Guerin	Director	December 29, 2003

Donald W. Killian, Jr.	Director

George C. Good	Director

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated as of January 22, 1999, by and among Daily Journal Corporation, Choice Information Systems, Inc., Michael W. Payton and Terence E. Hahm. (±)

2.2	Asset Purchase Agreement, dated as of January 22, 1999, by and among Choice Information Systems, Inc., Quindeca Corporation and Jerry L. Short. (±)

3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)

3.2	Bylaws of Daily Journal Corporation. (#)

10.1	Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Michael W. Payton. (±)

10.2	Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Jerry L. Short. (±)

10.3	Employment Agreement, dated as of January 22, 1999, between Choice Information Systems, Inc. and Terence E. Hahm. (±)

10.4	Shareholder’s Agreement, dated as of January 22, 1999, among Choice Information Systems, Inc., Daily Journal Corporation, Quindeca Corporation, Michael W. Payton and Terence E. Hahm. (±)

10.5(a)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (‡)

10.5(b)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC’s Non-Sustain Operations. (‡)

10.5(c)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of Sustain Technologies, Inc. (‡)

10.7	Lease dated December 9, 1998 between Daily Journal Corporation and One Trinity Center. (†)

10.8	Lease dated August 26, 1999 between Sustain Technologies, Inc. and The Prudential Insurance Company of America. (†)

10.9	Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank. (f)

10.10	Deed of Trust, Assignment of Rents and Fixture Filing, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank. (f)

10.11	Loan Revision Agreement, dated September 12, 2003, in reference to the Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank.

10.12	Lease dated December 15, 2003 between Daily Journal Corporation and OTR.

14	Daily Journal Corporation Code of Ethics.

21	Daily Journal Corporation’s List of Subsidiaries.

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Daily Journal Corporation issued January 27, 1999. (±)

(†)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 1999.
(‡)	Management Compensatory Plan.
(±)	Filed as an Exhibit bearing the same number to the report on Form 8-K dated January 27, 1999.
(#)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2000.
(f)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2000.

Daily Journal Corporation

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Charged off less Recoveries	Balance at End of Period
2003
Allowance for doubtful accounts	$500,000	$140,000	$(240,000)	$400,000

2002
Allowance for doubtful accounts	$500,000	$139,000	$(139,000)	$500,000

2001
Allowance for doubtful accounts	$500,000	$245,000	$(245,000)	$500,000