Form 10-Q
period 2003-12-31
DAILY JOURNAL CORP
filed 2004-02-13
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2004
Common Stock, par value $ .01 per share	1,508,513 shares

DAILY JOURNAL CORPORATION

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31 2003	September 30 2003
ASSETS
Current assets
Cash and cash equivalents	$479,000	$491,000
U.S. Treasury Bills, at cost plus discount earned	5,985,000	5,592,000
Accounts receivable, less allowance for doubtful account of $400,000 at December 31, 2003 and September 30, 2003	4,706,000	6,205,000
Inventories	13,000	22,000
Prepaid expenses and other assets	297,000	214,000
Deferred income taxes	901,000	980,000

Total current assets	12,381,000	13,504,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,409,000	11,122,000
Furniture, office equipment and computer software	6,253,000	6,126,000
Machinery and equipment	1,492,000	1,492,000

	20,154,000	18,740,000
Less accumulated depreciation	(8,476,000)	(8,226,000)

	11,678,000	10,514,000
Capitalized software, net	7,000	28,000
Deferred income taxes	187,000	130,000

	$24,253,000	$24,176,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,323,000	$5,905,000
Accrued liabilities	2,214,000	2,608,000
Income taxes	68,000	80,000
Notes payable – current portion	96,000	94,000
Deferred subscription revenue and other revenues	7,093,000	6,909,000

Total current liabilities	14,794,000	15,596,000

Notes payable – long-term	1,682,000	1,714,000
Commitments and contingencies (Notes 7 and 8)
Minority interest (7%)	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,508,513 and 1,509,503 shares, respectively, outstanding	15,000	15,000
Other paid-in capital	1,918,000	1,919,000
Retained earnings	6,750,000	5,802,000
Less 47,445 and 46,271 treasury shares, respectively, at cost	(906,000)	(870,000)

Total shareholders’ equity	7,777,000	6,866,000

	$24,253,000	$24,176,000

See accompanying notes to consolidated financial statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended December 31
	2003	2002
Revenues
Advertising	$4,023,000	$4,038,000
Circulation	2,655,000	2,758,000
Information systems and services	1,317,000	991,000
Advertising service fees and other	650,000	702,000

	8,645,000	8,489,000

Costs and expenses
Salaries and employee benefits	4,197,000	4,183,000
Commissions and other outside services	1,367,000	1,437,000
Newsprint and printing expenses	413,000	417,000
Postage and delivery expenses	493,000	524,000
Depreciation and amortization	271,000	546,000
Other general and administrative expenses	857,000	822,000

	7,598,000	7,929,000

Income from operations	1,047,000	560,000
Other income and (expense)
Interest income	11,000	32,000
Interest expense	(31,000)	(38,000)

Income before taxes	1,027,000	554,000
Provision for income taxes	50,000	—

Income before minority interest in net loss of subsidiary	977,000	554,000
Minority interest in net loss of subsidiary (7%)	—	—

Net income	$977,000	$554,000

Weighted average number of common shares outstanding - basic and diluted	1,462,386	1,479,347

Basic and diluted net income per share	$.67	$.37

See accompanying notes to consolidated financial statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2003	2002
Cash flows from operating activities
Net income	$977,000	$554,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	271,000	546,000
Deferred income taxes	22,000	(19,000)
Discount earned on U.S. Treasury Bills	(10,000)	(20,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	1,499,000	657,000
Inventories	9,000	9,000
Prepaid expenses and other assets	(83,000)	(79,000)
Increase (decrease) in current liabilities
Accounts payable	(582,000)	(314,000)
Accrued liabilities	(394,000)	(145,000)
Income tax payable	(12,000)	19,000
Deferred subscription and other revenues	184,000	(261,000)

Cash provided by operating activities	1,881,000	947,000

Cash flows from investing activities
Net purchases in U.S. Treasury Bills	(383,000)	(677,000)
Purchases of property, plant and equipment, net	(1,414,000)	(433,000)

Net cash used for investing activities	(1,797,000)	(1,110,000)

Cash flows from financing activities
Payment of loan principle	(30,000)	(19,000)
Purchase of common and treasury stock	(66,000)	—

Cash used for financing activities	(96,000)	(19,000)

Decrease in cash and cash equivalents	(12,000)	(182,000)
Cash and cash equivalents
Beginning of period	491,000	513,000

End of period	$479,000	$331,000

Interest paid during period	$31,000	$38,000

See accompanying notes to consolidated financial statements.

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. SUSTAIN Technologies, Inc. (“Sustain”), now a 93% owned subsidiary as of December 31, 2003, has been consolidated since it was acquired in January 1999. (See Note 2.) Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments necessary for a fair statement of its financial position as of December 31, 2003, the results of operations for the three-month periods ended December 31, 2003 and 2002 and its cash flows for the three months ended December 31, 2003 and 2002. The results of operations for the three-months ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 3 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

Note 4 - Operating Segments

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments
	Traditional Business	Sustain
Three months ended December 31, 2003
Revenues	$7,328,000	$1,317,000	$8,645,000
Profit (loss) before taxes, net of minority interest	1,096,000	(69,000)	1,027,000
Total assets	21,998,000	2,255,000	24,253,000
Capital expenditures	1,397,000	17,000	1,414,000
Depreciation and amortization	202,000	69,000	271,000
Income tax benefits (expenses)	(525,000)	475,000	(50,000)
Total after-tax income	571,000	406,000	977,000

Three months ended December 31, 2002
Revenues	$7,498,000	$991,000	$8,489,000
Profit (loss) before taxes, net of minority interest	1,048,000	(494,000)	554,000
Total assets	18,463,000	2,804,000	21,267,000
Capital expenditures	404,000	29,000	433,000
Depreciation and amortization	337,000	209,000	546,000
Income tax benefits (expenses)	(440,000)	440,000	—
Total after-tax income (loss)	608,000	(54,000)	554,000

Note 5 - Capitalized Software, net

The Company’s expenditures in support of the Sustain software are highly significant. The capitalized Sustain software costs consist of purchased software upon the acquisition of Sustain of $3,023,000, less accumulated amortization of $3,016,000 and $2,995,000 as of December 31, 2003 and September 30, 2003, respectively. The remaining capitalized software, net, represents software costs accounted for pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This software is being amortized over five years. The amortization expense for capitalized software was $21,000 and $151,000 for the comparative periods ended December 31, 2003 and 2002, respectively. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.

The Company is continuing its internal Sustain software development efforts and has teamed with other service providers to seek new business opportunities. If these development and marketing efforts are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain software development costs ($326,000 and $293,000 for the three months ended December 31, 2003 and 2002, respectively), which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2004, and very likely much longer.

Note 6 - Income Tax Accounting (See Note 5)

At December 31, 2003, the Company has a deferred tax asset of $3,003,000 primarily related to fiscal 2001’s net operating loss and research and development credit carry-forwards which expire in years 2015 through 2021. Due to the uncertainty surrounding the timing of realizing the benefits of its tax attributes in future tax returns, the Company has provided a valuation allowance against the asset of $1,915,000, resulting in a net deferred tax asset of $1,088,000. The reduction in the valuation allowance for the quarter ended December 31, 2003 was $749,000 primarily due to utilization of net operating loss carry-forwards. In the future, the Company may utilize the remaining tax benefits from the valuation allowance of $724,000, for financial statement purposes, from past Sustain-segment losses.

Note 7 - Debt and Other Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2009. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for comparable periods ended December 31, 2003 and 2002 were $221,000 and $240,000, respectively.

As of December 31, 2003, the Company has a real estate loan of $1,778,000, which bears interest at approximately 6.84% and is repayable in equal monthly installments of about $18,000 through 2016. The real estate loan is secured by some of the Company’s facilities in Los Angeles.

In conjunction with the acquisition of Sustain in January 1999, Sustain entered into five-year employment agreements with each of the three Sustain principals. Sustain paid an aggregate of $65,000 per month pursuant to the three employment agreements, each of which expired in January 2004. Sustain did not extend or renew these employment agreements.

Note 8 - Contingencies

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

Results of Operations

Revenues were $8,645,000 and $8,489,000 for the three months ended December 31, 2003 and 2002, respectively. Consulting and other fees of Sustain increased by $326,000, while advertising and subscription revenues declined by $118,000.

Display advertising revenues increased by $125,000, while classified advertising revenues decreased by $11,000. Public notice advertising revenues decreased by $129,000 primarily resulting from a slowdown in government advertising because of the sharp cuts in government funding throughout California and the decline in trustee foreclosure sales because of the strong housing market with low interest rates. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 25% of the Company’s total revenues. Circulation revenues decreased an aggregate of $103,000 primarily because the court rule revenues declined as more courts are now providing their rules online. The Daily Journals accounted for about 72% of the Company’s total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 17% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $326,000 primarily because of increased consulting revenues for the installation of Sustain software in several California counties. The Company’s revenues derived from Sustain’s operations constituted about 15% and 12% of the Company’s total revenues for the three months ended December 31, 2003 and 2002, respectively.

Costs and expenses decreased by $331,000 (4%) to $7,598,000 from $7,929,000. Total personnel costs were $4,197,000, representing an increase of $14,000. Commissions and other outside services declined by $70,000 (5%) primarily because of reduced consulting expenses for Sustain. Postage and delivery expenses decreased by $31,000 (6%) mainly resulting from the reduction in postage expenses as we continue to expand hand delivery services. Depreciation and amortization expenses decreased by $275,000 (50%) primarily due to more fully depreciated assets. Other general and administrative expenses increased by $35,000 (4%) mainly because of more legal fees.

The Company’s expenditures for the development of Sustain software products are highly significant and will materially impact overall results at least through fiscal 2004, and very likely much longer. These Sustain internal software development costs, primarily incremental costs, aggregated $326,000 and $293,000 for the three months ended December 31, 2003 and 2002, respectively. If these development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit increased by $48,000 (5%) to $1,096,000 from $1,048,000 primarily resulting from reduced depreciation and amortization expenses, partially offset by the declines in advertising and subscription revenues. Sustain’s business segment pretax loss decreased by $425,000 (86%) to $69,000 from $494,000, primarily due to increased consulting revenues. The consolidated net income was $977,000 and $554,000 for the three months ended December 31, 2003 and 2002, respectively. No tax provisions were recorded for the three months ended December 31, 2002 and $50,000 were recorded for the three months ended December 31, 2003, because the Company was able to utilize some net operating loss carry-forwards attributable to the Sustain-segment losses in prior years to offset taxes which otherwise would have been payable. In the future, the Company may utilize the remaining tax benefits from the valuation allowance of $724,000, for financial statement purposes, from past Sustain-segment losses. Net income per share increased to $.67 from $.37.

Liquidity and Capital Resources

During the three months ended December 31, 2003, the Company’s cash and cash equivalents and U.S. Treasury Bill positions increased by $381,000. Cash and cash equivalents were used for the net purchase of capital assets of $1,414,000 primarily for additional facilities in Los Angeles. The cash provided by operating activities of $1,881,000 included a net increase in prepayments for subscriptions and others of $184,000, primarily related to a prepayment for Sustain licenses. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities increased by $934,000 for the three months ended December 31, 2003 as compared to the prior comparable period primarily due to increased net income and less accounts receivable. As of December 31, 2003 the Company had working capital of $4,680,000 before deducting the liability for deferred subscription revenues and other revenues of $7,093,000 which will be earned within one year.

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

The Company has a real estate loan of $1,778,000 secured by some of its Los Angeles facilities. In addition, a bank has expressed interest in lending the Company up to an additional $3.4 million to be secured by the new building and parking facilities, and the Company is in the process of pursuing this opportunity.

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

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations. In the future, there may be tax benefits, for financial statement purposes, from past Sustain-segment losses.

The above discussion and analysis for the three months ended December 31, 2003 and 2002 should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report. (See Notes 7 and 8 for debt and other commitments and contingencies.)

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

The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills maturing within one year. Given the short-term nature of the investments and borrowings, and the fact that the Company had no outstanding borrowing except for the real estate loan which bears a fixed interest rate, the Company was not subject to significant interest rate risk. The real estate loan of $1,778,000 bears interest at approximately 6.84% and is repayable in equal monthly installments of about $18,000 through 2016. The real estate loan is secured by some of the Company’s facilities in Los Angeles.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended December 31, 2003.

PART II

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.12	Lease dated December 15, 2003 between Daily Journal Corporation and OTR (*)

31	Certifications by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2003.

(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAILY JOURNAL CORPORATION (Registrant)

/s/ Gerald L. Salzman

Gerald L. Salzman Chief Executive Officer President Chief Financial Officer Treasurer

DATE: February 13, 2004