Form 10-Q
period 2004-03-31
DAILY JOURNAL CORP
filed 2004-05-14
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, par value $ .01 per share	1,507,010 shares

DAILY JOURNAL CORPORATION

2 of 15

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$299,000	$491,000
U.S. Treasury Bills, at cost plus discount earned	6,390,000	5,592,000
Accounts receivable, less allowance for doubtful accounts of $400,000 at March 31, 2004 and September 30, 2003	4,425,000	6,205,000
Inventories	24,000	22,000
Prepaid expenses and other assets	276,000	214,000
Deferred income taxes	901,000	980,000

Total current assets	12,315,000	13,504,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,865,000	11,122,000
Furniture, office equipment and computer software	4,408,000	6,154,000
Machinery and equipment	1,745,000	1,492,000

	19,018,000	18,768,000
Less accumulated depreciation	(6,805,000)	(8,226,000)

	12,213,000	10,542,000
Deferred income taxes	244,000	130,000

	$24,772,000	$24,176,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,545,000	$5,905,000
Accrued liabilities	2,443,000	2,608,000
Income taxes	23,000	80,000
Notes payable—current portion	98,000	94,000
Deferred subscription revenue and other revenues	7,528,000	6,909,000

Total current liabilities	14,637,000	15,596,000

Notes payable—long-term	1,657,000	1,714,000

Commitments and contingencies (Notes 6 and 7)
Minority interest in subsidiary (7%)	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,507,010 and 1,509,503 shares, at March 31, 2004 and September 30, 2003, respectively, outstanding	15,000	15,000
Other paid-in capital	1,916,000	1,919,000
Retained earnings	7,453,000	5,802,000
Less 47,445 and 46,271 treasury shares, at March 31, 2004 and September 30, 2003, respectively, at cost	(906,000)	(870,000)

Total shareholders’ equity	8,478,000	6,866,000

	$24,772,000	$24,176,000

See accompanying notes to consolidated financial statements.

3 of 15

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31
	2004	2003
Revenues
Advertising	$4,213,000	$4,218,000
Circulation	2,481,000	2,527,000
Information systems and services	1,395,000	787,000
Advertising service fees and other	696,000	722,000

	8,785,000	8,254,000

Costs and expenses
Salaries and employee benefits	4,135,000	4,103,000
Commissions and other outside services	1,296,000	1,318,000
Newsprint and printing expenses	473,000	376,000
Postage and delivery expenses	479,000	515,000
Depreciation and amortization	369,000	551,000
Other general and administrative expenses	1,227,000	983,000

	7,979,000	7,846,000

Income from operations	806,000	408,000
Other income and (expense)
Interest income	14,000	17,000
Interest expense	(31,000)	(38,000)

Income before taxes	789,000	387,000
Provision for income taxes	35,000	—

Income before minority interest in subsidiary	754,000	387,000
Minority interest in subsidiary (7%)	—	—

Net income	$754,000	$387,000

Weighted average number of common shares outstanding—basic and diluted	1,460,836	1,477,118

Basic and diluted net income per share	$.51	$.26

See accompanying notes to consolidated financial statements.

4 of 15

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six months ended March 31
	2004	2003
Revenues
Advertising	$8,236,000	$8,256,000
Circulation	5,136,000	5,285,000
Information systems and services	2,712,000	1,778,000
Advertising service fees and other	1,346,000	1,424,000

	17,430,000	16,743,000

Costs and expenses
Salaries and employee benefits	8,332,000	8,286,000
Commissions and other outside services	2,663,000	2,755,000
Newsprint and printing expenses	886,000	793,000
Postage and delivery expenses	972,000	1,039,000
Depreciation and amortization	640,000	1,097,000
Other general and administrative expenses	2,084,000	1,805,000

	15,577,000	15,775,000

Income from operations	1,853,000	968,000
Other income and (expense)
Interest income	25,000	49,000
Interest expense	(62,000)	(76,000)

Income before taxes	1,816,000	941,000
Provision for income taxes	85,000	—

Income before minority interest in subsidiary	1,731,000	941,000
Minority interest in subsidiary (7%)	—	—

Net income	$1,731,000	$941,000

Weighted average number of common shares outstanding—basic and diluted	1,461,615	1,478,245

Basic and diluted net income per share	$1.18	$.64

See accompanying notes to consolidated financial statements.

5 of 15

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31
	2004	2003
Cash flows from operating activities
Net income	$1,731,000	$941,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	640,000	1,097,000
Deferred income taxes	(35,000)	(29,000)
Discount earned on U.S. Treasury Bills	(17,000)	(20,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	1,780,000	910,000
Inventories	(2,000)	7,000
Prepaid expenses and other assets	(62,000)	(117,000)
Increase (decrease) in current liabilities
Accounts payable	(1,360,000)	(93,000)
Accrued liabilities	(165,000)	(60,000)
Income tax payable	(57,000)	—
Deferred subscription and other revenues	619,000	(393,000)

Cash provided by operating activities	3,072,000	2,243,000

Cash flows from investing activities
Net purchases in U.S. Treasury Bills	(781,000)	(1,085,000)
Purchases of property, plant and equipment, net	(2,311,000)	(975,000)

Net cash used for investing activities	(3,092,000)	(2,060,000)

Cash flows from financing activities
Payment of loan principal	(53,000)	(40,000)
Purchase of common and treasury stock	(119,000)	(134,000)

Cash used for financing activities	(172,000)	(174,000)

Increase (decrease) in cash and cash equivalents	(192,000)	9,000

Cash and cash equivalents
Beginning of period	491,000	513,000

End of period	$299,000	$522,000

Interest paid during period	$62,000	$76,000

See accompanying notes to consolidated financial statements.

6 of 15

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), now a 93% owned subsidiary as of March 31, 2004, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

Note 2—Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments necessary for a fair statement of its financial position as of March 31, 2004, the results of operations for the three- and six-month periods ended March 31, 2004 and 2003 and its cash flows for the six months ended March 31, 2004 and 2003. The results of operations for the three- and six-months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note 3—Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

7 of 15

Note 4—Operating Segments

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments
	Traditional Business	Sustain
Six months ended March 31, 2004
Revenues	$14,718,000	$2,712,000	$17,430,000
Income (loss) before taxes, net of minority interest	1,841,000	(25,000)	1,816,000
Total assets	22,309,000	2,463,000	24,772,000
Capital expenditures	2,285,000	26,000	2,311,000
Depreciation and amortization	480,000	160,000	640,000
Income tax benefits (expenses)	(800,000)	715,000	(85,000)
Total after-tax income	1,041,000	690,000	1,731,000

Six months ended March 31, 2003
Revenues	$14,965,000	$1,778,000	$16,743,000
Income (loss) before taxes, net of minority interest	2,154,000	(1,213,000)	941,000
Total assets	19,287,000	2,367,000	21,654,000
Capital expenditures	940,000	35,000	975,000
Depreciation and amortization	678,000	419,000	1,097,000
Income tax benefits (expenses)	(900,000)	900,000	—
Total after-tax income (loss)	1,254,000	(313,000)	941,000

Three months ended March 31, 2004
Revenues	$7,390,000	$1,395,000	$8,785,000
Income before taxes, net of minority interest	745,000	44,000	789,000
Total assets	22,309,000	2,463,000	24,772,000
Capital expenditures	888,000	9,000	897,000
Depreciation and amortization	278,000	91,000	369,000
Income tax benefits (expenses)	(275,000)	240,000	(35,000)
Total after-tax income	470,000	284,000	754,000

Three months ended March 31, 2003
Revenues	$7,467,000	$787,000	$8,254,000
Income (loss) before taxes, net of minority interest	1,106,000	(719,000)	387,000
Total assets	19,287,000	2,367,000	21,654,000
Capital expenditures	536,000	6,000	542,000
Depreciation and amortization	341,000	210,000	551,000
Income tax benefits (expenses)	(460,000)	460,000	—
Total after-tax income (loss)	646,000	(259,000)	387,000

Note 5—Income Tax Accounting

No tax provision was recorded for the six months ended March 31, 2003 because the Company was able to utilize net operating carry-forwards attributable to the Sustain-segment losses in prior years to offset all taxes which otherwise would have been payable. The Company recorded a tax provision of $85,000 for the six months ended March 31, 2004, because the Company expects that the remaining tax

8 of 15

benefits of $326,000, for financial statement purposes, from past Sustain-segment losses will not be sufficient to offset the Company’s entire tax liability for fiscal 2004.

Note 6 – Debt and Other Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2009. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for comparable six month periods ended March 31, 2004 and 2003 were $408,000 and $476,000, respectively.

As of March 31, 2004, the Company has a real estate loan of $1,755,000, which bears interest at approximately 6.84% and is repayable in equal monthly installments of about $18,000 through 2016. The real estate loan is secured by some of the Company’s facilities in Los Angeles.

Note 7 – Contingencies

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

9 of 15

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues were $17,430,000 and $16,743,000 for the six months ended March 31, 2004 and 2003, respectively. This increase of $687,000 (4%) was primarily attributable to the increased consulting revenues and other fees of Sustain, partially offset by the declines in advertising and subscription revenues. (Revenues were $8,785,000 and $8,254,000 for the three months ended March 31, 2004 and 2003, respectively.)

Display advertising revenues increased by $299,000, while classified advertising revenues decreased by $117,000. Public notice advertising revenues decreased by $202,000 primarily resulting from a slowdown in government advertising because of the sharp cuts in government funding throughout California and the decline in trustee foreclosure sales because of the strong housing market with low interest rates. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 26% of the Company’s total revenues. Circulation revenues decreased an aggregate of $149,000, including those for the court rule services as more courts are now providing their rules online. The Daily Journals accounted for about 73% of the Company’s total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 17% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $934,000 primarily because of increased consulting and other revenues for the installation of Sustain software in the courts in several California counties. The Company’s revenues derived from Sustain’s operations constituted about 16% and 11% of the Company’s total revenues for the six months ended March 31, 2004 and 2003, respectively.

Costs and expenses decreased by $198,000 (1%) to $15,577,000 from $15,775,000. Total personnel costs were $8,332,000, representing an increase of $46,000. Commissions and other outside services declined by $92,000 (3%) primarily due to reduced outside computer consulting expenses for the Sustain installations. Depreciation and amortization expenses decreased by $457,000 (42%) primarily due to more fully depreciated assets. Other general and administrative expenses increased by $279,000 (15%) mainly because of more repairs and maintenance expenses for the Los Angeles facilities and for the relocation of the San Francisco office. (Costs and expenses were $7,979,000 and $7,846,000 for the three months ended March 31, 2004 and 2003, respectively.)

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2004, and very likely much longer. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain’s primarily incremental internal development costs aggregated $596,000 and $572,000 for the six months ended March 31, 2004 and 2003, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit decreased by $313,000 (15%) to $1,841,000 from $2,154,000 primarily resulting from declines in advertising and subscription revenues, partially offset by reduced depreciation, amortization and other expenses. Sustain’s business segment pretax loss decreased $1,188,000 (98%) from $1,213,000 to $25,000, primarily due to increased

10 of 15

consulting and other revenues associated with the installation and license of Sustain software by the courts in several California counties. While the Company expects to continue receiving license fees as a result of these installations, future revenue from consulting services may not continue at recent levels. Also, Sustain’s reduced loss in the period reflects the expiration of two employment agreements, which were not renewed, and the completion of the amortization of capitalized software acquired upon the purchase of Sustain in 1999. The consolidated net income was $1,731,000 and $941,000 for the six months ended March 31, 2004 and 2003, respectively. (Consolidated net income was $754,000 for the three months ended March 31, 2004 compared to $387,000 in the comparable prior year period.) No tax provisions were recorded for the six months ended March 31, 2003 because the Company was able to utilize a portion of its net operating loss carry-forwards attributable to the Sustain-segment losses in prior years to offset taxes which otherwise would have been payable. The Company recorded a tax provision of $85,000 for the six months ended March 31, 2004, because the remaining tax benefits of $326,000, for financial statement purposes, from past Sustain-segment losses are not expected to be sufficient to offset all of the Company’s taxes for fiscal 2004. Net income per share increased to $1.18 from $.64.

Liquidity and Capital Resources

During the six months ended March 31, 2004, the Company’s cash and cash equivalents and U.S. Treasury Bill positions increased by $606,000. Cash and cash equivalents were used for the purchase of capital assets of $2,311,000 primarily for additional facilities in Los Angeles and to purchase the Company’s common stock for an aggregate amount of $119,000. The cash provided by operating activities of $3,072,000 included a net increase in prepayments for subscriptions and others of $619,000, primarily related to a prepayment for Sustain licenses. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities increased by $829,000 for the six months ended March 31, 2004 as compared to the prior comparable period primarily due to increased net income and changes in current assets and liabilities including reduced accounts receivable and accounts payable and increased deferred revenues. As of March 31, 2004, the Company had working capital of $5,206,000 before deducting the liability for deferred subscription revenues and other revenues of $7,528,000, which will be earned within one year.

During fiscal 2004, and very likely much longer, the Company expects its total expenditures in support of the development of the Sustain software to continue to be very significant. In addition, there has never been a resolution of the issues between Sustain and the outside software development service provider which was terminated in April 2001. The terminated outside service provider filed for bankruptcy in December 2001 and stated in its filings with the U.S. Bankruptcy Court that it was considering bringing a collection action against Sustain. If it ever does, Sustain will assert counter-claims that completely offset the terminated outside provider’s claims. Sustain will vigorously defend any litigation or action brought by the terminated outside service provider, although no assurances can be made as to the ultimate outcome of the dispute. It is the opinion of management that adequate provision has been made for any amounts that may become due as a result of the dispute. In a related matter, on April 2, 2003, counsel for the Ontario, Canada Ministry of the Solicitor General, Ministry of Public Safety and Security and Ministry of the Attorney General sent a letter to Sustain claiming damages of $20 million as a result of Sustain’s inability to deliver a functional software system due to the flawed work of the outside service provider. In addition to the legal risks associated with these matters, the pendency of these issues could have an impact on Sustain’s ability to attract new customers or work with its existing customers.

11 of 15

The Company has a real estate loan of $1,755,000 secured by some of its Los Angeles facilities. In addition, a bank has expressed interest in lending the Company up to an additional $3.4 million to be secured by the new building and parking facilities, and the Company is in the process of pursuing this opportunity.

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

The above discussion and analysis for the three- and six- months ended March 31, 2004 and 2003 should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report. (See Notes 6 and 7 for debt and other commitments and contingencies.)

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act

12 of 15

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

The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills maturing within one year. Given the short-term nature of the investments and borrowings, and the fact that the Company had no outstanding borrowing except for the real estate loan which bears a fixed interest rate, the Company was not subject to significant interest rate risk. The real estate loan of $1,755,000 bears interest at approximately 6.84% and is repayable in equal monthly installments of about $18,000 through 2016. The real estate loan is secured by some of the Company’s facilities in Los Angeles.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended March 31, 2004.

13 of 15

PART II

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/04—1/31/04	0	$ 0.00	(a)	Not applicable
2/1/04—2/29/04	3	$33.00	(a)	Not applicable
3/1/04—3/31/04	1,500	$35.25	(a)	Not applicable
Total	1,503	$35.25	(a)	Not applicable

(a) The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan, and therefore the Company’s per share earnings have not been diluted by grants of “units” under the Deferred Management Incentive Plan. Each unit entitles the recipient to a designated share of the pre-tax earnings of the Company on a consolidated basis, or a designated share of the pre-tax earnings attributable to only Sustain or the Company’s traditional business, depending on the recipient’s responsibilities. All purchases made by the Company during the quarter were made in open-market transactions, with the exception of three shares that were purchased in February in a privately negotiated transaction. The Company’s stock repurchase program remains in effect, and the Company plans to repurchase shares from time to time as it deems appropriate (including, if necessary, to prevent any additional dilution that may be caused by the Deferred Management Incentive Plan).

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting was held on February 4, 2004. The matters submitted to a vote of security holders were the election of directors and the ratification of the appointment of Ernst & Young LLP as independent accountants for the Company for the current fiscal year.

Each of the nominees to the Board of directors was elected. The following votes were received as to the election of the board of directors:

	Votes
Nominee’s Name	For	Withheld Authority	Broker Non-Votes
Charles T. Munger	1,394,570	8,810	0
J. P. Guerin	1,404,206	8,810	0
Gerald L. Salzman	1,387,043	8,810	0
Donald W. Killian, Jr.	1,412,622	8,810	0
George C. Good	1,412,394	8,810	0

Ernst & Young LLP was ratified as the Company’s independent accountants with 1,411,911 votes in favor, 8,262 votes against, 1,844 abstentions and no broker non-votes.

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

DATE: May 14, 2004

15 of 15