Form 10-Q
period 2004-06-30
DAILY JOURNAL CORP
filed 2004-08-13
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, par value $ .01 per share	1,503,810 shares

DAILY JOURNAL CORPORATION

2 of 15

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30 2004	September 30 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$583,000	$491,000
U.S. Treasury Bills, at cost plus discount earned	9,161,000	5,592,000
Accounts receivable, less allowance for doubtful accounts of $300,000 at June 30, 2004 and $400,000 at September 30, 2003	5,534,000	6,205,000
Inventories	31,000	22,000
Prepaid expenses and other assets	217,000	214,000
Deferred income taxes	901,000	980,000

Total current assets	16,427,000	13,504,000

Property, plant and equipment, at cost
Land, buildings and improvements	13,049,000	11,122,000
Furniture, office equipment and computer software	4,574,000	6,154,000
Machinery and equipment	1,745,000	1,492,000

	19,368,000	18,768,000
Less accumulated depreciation	(7,134,000)	(8,226,000)

	12,234,000	10,542,000
Deferred income taxes	361,000	130,000

	$29,022,000	$24,176,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,951,000	$5,905,000
Accrued liabilities	2,778,000	2,608,000
Income taxes	—	80,000
Notes payable – current portion	168,000	94,000
Deferred subscription revenue and other revenues	7,008,000	6,909,000

Total current liabilities	14,905,000	15,596,000

Notes payable – long-term	4,419,000	1,714,000

Commitments and contingencies (Notes 6 and 7)
Minority interest in subsidiary (7%)	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,505,010 and 1,509,503 shares, at June 30, 2004 and September 30, 2003, respectively, outstanding	15,000	15,000
Other paid-in capital	1,913,000	1,919,000
Retained earnings	8,676,000	5,802,000
Less 47,445 and 46,271 treasury shares, at June 30, 2004 and September 30, 2003, respectively, at cost	(906,000)	(870,000)

Total shareholders’ equity	9,698,000	6,866,000

	$29,022,000	$24,176,000

See accompanying notes to consolidated financial statements.

3 of 15

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30
	2004	2003
Revenues
Advertising	$4,573,000	$4,458,000
Circulation	2,534,000	2,612,000
Information systems and services	992,000	985,000
Advertising service fees and other	902,000	833,000

	9,001,000	8,888,000

Costs and expenses
Salaries and employee benefits	4,131,000	4,272,000
Commissions and other outside services	1,218,000	1,465,000
Newsprint and printing expenses	539,000	459,000
Postage and delivery expenses	477,000	485,000
Depreciation and amortization	335,000	557,000
Other general and administrative expenses	892,000	909,000

	7,592,000	8,147,000

Income from operations	1,409,000	741,000
Other income and (expense)
Interest income	13,000	36,000
Interest expense	(47,000)	(37,000)

Income before taxes	1,375,000	740,000
Provision for income taxes	85,000	—

Income before minority interest in subsidiary	1,290,000	740,000
Minority interest in subsidiary (7%)	—	—

Net income	$1,290,000	$740,000

Weighted average number of common shares outstanding - basic and diluted	1,458,367	1,473,402

Basic and diluted net income per share	$.89	$.50

See accompanying notes to consolidated financial statements.

4 of 15

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine months ended June 30
	2004	2003
Revenues
Advertising	$12,809,000	$12,714,000
Circulation	7,670,000	7,897,000
Information systems and services	3,704,000	2,763,000
Advertising service fees and other	2,248,000	2,257,000

	26,431,000	25,631,000

Costs and expenses
Salaries and employee benefits	12,463,000	12,483,000
Commissions and other outside services	3,875,000	4,234,000
Newsprint and printing expenses	1,425,000	1,252,000
Postage and delivery expenses	1,449,000	1,510,000
Depreciation and amortization	975,000	1,654,000
Other general and administrative expenses	2,982,000	2,789,000

	23,169,000	23,922,000

Income from operations	3,262,000	1,709,000
Other income and (expense)
Interest income	38,000	85,000
Interest expense	(109,000)	(113,000)

Income before taxes	3,191,000	1,681,000
Provision for income taxes	170,000	—

Income before minority interest in subsidiary	3,021,000	1,681,000
Minority interest in subsidiary (7%)	—	—

Net income	$3,021,000	$1,681,000

Weighted average number of common shares outstanding - basic and diluted	1,460,536	1,476,630

Basic and diluted net income per share	$2.07	$1.14

See accompanying notes to consolidated financial statements.

5 of 15

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30
	2004	2003
Cash flows from operating activities
Net income	$3,021,000	$1,681,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	975,000	1,654,000
Deferred income taxes	(152,000)	(90,000)
Discount earned on U.S. Treasury Bills	(14,000)	(10,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	671,000	(192,000)
Inventories	(9,000)	8,000
Prepaid expenses and other assets	(3,000)	(75,000)
Increase (decrease) in current liabilities
Accounts payable	(954,000)	445,000
Accrued liabilities	170,000	194,000
Income tax payable	(80,000)	—
Deferred subscription and other revenues	99,000	(112,000)

Cash provided by operating activities	3,724,000	3,503,000

Cash flows from investing activities
Net purchases in U.S. Treasury Bills	(3,555,000)	(990,000)
Purchases of property, plant and equipment, net	(2,667,000)	(2,031,000)

Net cash used for investing activities	(6,222,000)	(3,021,000)

Cash flows from financing activities
Proceeds from loan	2,856,000	—
Payment of loan principal	(77,000)	(61,000)
Purchase of common and treasury stock	(189,000)	(160,000)

Cash received from financing activities	2,590,000	(221,000)

Increase in cash and cash equivalents	92,000	261,000

Cash and cash equivalents
Beginning of period	491,000	513,000

End of period	$583,000	$774,000

Interest paid during period	$109,000	$113,000

See accompanying notes to consolidated financial statements.

6 of 15

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of June 30, 2004, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments necessary for a fair statement of its financial position as of June 30, 2004, the results of operations for the three- and nine-month periods ended June 30, 2004 and 2003 and its cash flows for the nine months ended June 30, 2004 and 2003. The results of operations for the three- and nine-months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

7 of 15

Note 4 - Operating Segments

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments
	Traditional Business	Sustain
Nine months ended June 30, 2004
Revenues	$22,727,000	$3,704,000	$26,431,000
Income (loss) before taxes, net of minority interest	3,287,000	(96,000)	3,191,000
Total assets	27,012,000	2,010,000	29,022,000
Capital expenditures	2,639,000	28,000	2,667,000
Depreciation and amortization	776,000	199,000	975,000
Income tax benefits (expenses)	(1,400,000)	1,230,000	(170,000)
Total after tax income	1,887,000	1,134,000	3,021,000

Nine months ended June 30, 2003
Revenues	$22,868,000	$2,763,000	$25,631,000
Income (loss) before taxes, net of minority interest	3,521,000	(1,840,000)	1,681,000
Total assets	20,247,000	3,173,000	23,420,000
Capital expenditures	1,992,000	39,000	2,031,000
Depreciation and amortization	1,024,000	630,000	1,654,000
Income tax benefits (expenses)	(1,400,000)	1,400,000	—
Total after tax income (loss)	2,121,000	(440,000)	1,681,000

Three months ended June 30, 2004
Revenues	$8,009,000	$992,000	$9,001,000
Income before taxes, net of minority interest	1,446,000	(71,000)	1,375,000
Total assets	27,012,000	2,010,000	29,022,000
Capital expenditures	354,000	2,000	356,000
Depreciation and amortization	296,000	39,000	335,000
Income tax benefits (expenses)	(600,000)	515,000	(85,000)
Total after tax income	846,000	444,000	1,290,000

Three months ended June 30, 2003
Revenues	$7,903,000	$985,000	$8,888,000
Income (loss) before taxes, net of minority interest	1,367,000	(627,000)	740,000
Total assets	20,247,000	3,173,000	23,420,000
Capital expenditures	1,052,000	4,000	1,056,000
Depreciation and amortization	346,000	211,000	557,000
Income tax benefits (expenses)	(500,000)	500,000	—
Total after tax income (loss)	867,000	(127,000)	740,000

Note 5 - Income Tax Accounting

No tax provision was recorded for the nine months ended June 30, 2003 because the Company was able to utilize net operating carry-forwards attributable to the Sustain-segment losses in prior years to offset all taxes which otherwise would have been payable. The Company recorded a tax provision of $170,000 for the nine months ended June 30, 2004, because the Company expects that the remaining tax benefits of $428,000, for financial statement purposes, from past Sustain-segment losses will not be sufficient to offset the Company’s entire tax liability for fiscal 2004.

8 of 15

Note 6 - Debt and Other Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2009. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for comparable nine-month periods ended June 30, 2004 and 2003 were $618,000 and $706,000, respectively.

As of June 30, 2004, the Company has two real estate loans: One of $1,731,000, which bears interest at 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in June of 2004, of $2,856,000, bears interest at same rate of 6.84% and is repayable in equal monthly installments of about $22,000 through 2024. These loans are secured by the Company’s facilities in Los Angeles.

Note 7 - Contingencies

Management has received information furnished by legal counsel on the current stage of all outstanding legal proceedings and the development of these matters to date. There has never been a resolution of the payment dispute between Sustain and the terminated outside service provider whose software development work was terminated by Sustain in April 2001 as a result of serious flaws and long delays. The terminated outside service provider filed for bankruptcy in December 2001 and stated in its filings with the U.S. Bankruptcy Court that it was considering bringing a collection action against Sustain. If it does, Sustain will assert counter-claims that completely offset the terminated outside provider’s claims. Sustain will vigorously defend any litigation or action brought by the terminated outside service provider, although no assurances can be made as to the ultimate outcome of the dispute. It is the opinion of management that adequate provision has been made for any amounts that may become due as a result of the dispute.

In addition, Sustain received a letter in April 2003 from counsel to the Ontario, Canada Ministry of the Solicitor General, Ministry of Public Safety and Security and Ministry of the Attorney General (collectively, the “Ministries”). The Ministries had entered into a contract with Sustain, dated as of April 22, 1999 (the “Contract”), pursuant to which the Ministries sought to license the software product that was to be developed by the outside service provider referred to above. The Contract was formally terminated in June 2002. The letter from counsel purported to invoke the dispute resolution process set forth in the Contract and claimed damages in the amount of $20 million. Counsel for Sustain and counsel for the Ministries engaged in preliminary discussions with respect to this matter, and the dispute resolution process set forth in the Contract was not utilized. Counsel for Sustain last communicated with counsel for the Ministries by a letter sent in April 2003. At this point, management is unable to determine whether this matter will have a material adverse effect on Sustain and the Company.

9 of 15

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues were $26,431,000 and $25,631,000 for the nine months ended June 30, 2004 and 2003, respectively. This increase of $800,000 (3%) was primarily attributable to the increased consulting revenues and other revenues of Sustain, partially offset by a decline in circulation revenues. (Revenues were $9,001,000 and $8,888,000 for the three months ended June 30, 2004 and 2003, respectively.)

Display advertising revenues increased by $441,000, while classified advertising revenues decreased by $114,000. Public notice advertising revenues decreased by $232,000 primarily resulting from a decline in trustee foreclosure sales because of stronger housing markets in California and Arizona. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company’s total revenues. Circulation revenues decreased an aggregate of $227,000, including those for the court rule services as more courts are now providing their rules online. The Daily Journals accounted for about 72% of the Company’s total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 17% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $941,000 primarily because of increased consulting and other revenues for the installation of Sustain software in the courts in several California counties. The Company’s revenues derived from Sustain’s operations constituted about 14% and 11% of the Company’s total revenues for the nine months ended June 30, 2004 and 2003, respectively.

Costs and expenses decreased by $753,000 (3%) to $23,169,000 from $23,922,000. Total personnel costs were $12,463,000, representing a decrease of $20,000. Commissions and other outside services declined by $359,000 (8%) primarily due to reduced outside computer consulting expenses for the Sustain installations. Newsprint and printing expenses increased by $173,000 (14%) primarily due to increased paper prices. Depreciation and amortization expenses decreased by $679,000 (41%) primarily due to more fully depreciated assets. Other general and administrative expenses increased by $193,000 (7%) mainly because of more repairs and maintenance expenses for the Los Angeles facilities and for the relocation of the San Francisco office. (Costs and expenses were $7,592,000 and $8,147,000 for the three months ended June 30, 2004 and 2003, respectively.)

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2004, and very likely much longer. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain’s internal development costs, primarily incremental, aggregated $913,000 and $865,000 for the nine months ended June 30, 2004 and 2003, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit decreased by $234,000 (7%) to $3,287,000 from $3,521,000 primarily resulting from declines in circulation revenues, partially offset by reduced depreciation, amortization and other expenses. Sustain’s business segment pretax loss decreased $1,744,000 (95%) from $1,840,000 to $96,000, primarily due to increased consulting and other revenues associated with the installation and license of Sustain software by the courts in several California

10 of 15

countries. While the Company expects to continue receiving license fees as a result of these installations, future revenue from consulting services, which aggregated $1,637,000 during the nine months ended June 30, 2004, may not continue at recent levels. Also, Sustain’s reduced loss in the period reflects the expiration of two employment agreements, which were not renewed, and the completion of the amortization of capitalized software acquired upon the purchase of Sustain in 1999.

Consolidated net income was $3,021,000 and $1,681,000 for the nine months ended June 30, 2004 and 2003, respectively. (Consolidated net income was $1,290,000 for the three months ended June 30, 2004 compared to $740,000 in the comparable prior year period.) No tax provisions were recorded for the nine months ended June 30, 2003 because the Company was able to utilize a portion of its net operating loss carry-forwards attributable to the Sustain-segment losses in prior years to offset taxes which otherwise would have been payable. The Company recorded a tax provision of $170,000 for the nine months ended June 30, 2004, because the remaining tax benefits of $428,000, for financial statement purposes, from past Sustain-segment losses are not expected to be sufficient to offset all of the Company’s taxes for fiscal 2004. Net income per share increased to $2.07 from $1.14.

Liquidity and Capital Resources

During the nine months ended June 30, 2004, the Company’s cash and cash equivalents and U.S. Treasury Bill positions increased by $3,661,000 primarily resulting from the proceeds of a new loan of $2,856,000. Cash and cash equivalents were used for the purchase of capital assets of $2,667,000 primarily for additional facilities and equipment in Los Angeles and to purchase the Company’s common stock for an aggregate amount of $189,000. The cash provided by operating activities of $3,724,000 included a net increase in prepayments for subscriptions and other of $99,000, primarily related to a prepayment for Sustain licenses. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities increased by $221,000 for the nine months ended June 30, 2004 as compared to the prior comparable period primarily due to increased net income and changes in current assets and liabilities, including the reduction in accounts receivable and accounts payable, partially offset by the increase in deferred revenues. As of June 30, 2004, the Company had working capital of $8,530,000 before deducting the liability for deferred subscription revenues and other revenues of $7,008,000, which are scheduled to be earned within one year.

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

11 of 15

As of June 30, 2004, the Company has two real estate loans: One of $1,731,000, which bears interest at 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in June of 2004, of $2,856,000, bears interest at the same rate of 6.84% and is repayable in equal monthly installments of about $22,000 through 2024. These loans are secured by the Company’s facilities in Los Angeles.

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

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations. In the future, there may be tax benefits, for financial statement purposes, from past Sustain-segment losses, but most of these benefits have been used or will be used in fiscal 2004.

The above discussion and analysis for the three- and nine- months ended June 30, 2004 and 2003 should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report. (See Notes 6 and 7 for debt and other commitments and contingencies.)

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

12 of 15

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

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills maturing within one year. Given the short-term nature of the investments and borrowings, and the fact that the Company had no outstanding borrowing except for the real estate loans which bear a fixed interest rate, the Company was not subject to significant interest rate risk. The real estate loans of $1,731,000 and $2,856,000 each bears interest at approximately 6.84% and are repayable in equal monthly installments of about $18,000 through 2016 and $22,000 through 2024, respectively. These real estate loans are secured by the Company’s facilities in Los Angeles.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended June 30, 2004.

13 of 15

PART II

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/04 - 4/30/04	0	$0.00		(a)	Not applicable
5/1/04 - 5/31/04	2,000	$35.05		(a)	Not applicable
6/1/04 - 6/30/04	0	$0.00		(a)	Not applicable
Total	2,000	$35.05		(a)	Not applicable

(a)	The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan, and therefore the Company’s per share earnings have not been diluted by grants of “units” under the Deferred Management Incentive Plan. Each unit entitles the recipient to a designated share of the pretax earnings of the Company on a consolidated basis, or a designated share of the pretax earnings attributable to only Sustain or the Company’s traditional business, depending on the recipient’s responsibilities. All purchases made by the Company during the quarter were made in open-market transactions. The Company’s stock repurchase program remains in effect, and the Company plans to repurchase shares from time to time as it deems appropriate (including, if necessary, to prevent any additional dilution that may be caused by the Deferred Management Incentive Plan).

14 of 15

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000 of which $2,856,000 were partially funded in June 2004, executed by Daily Journal Corporation in favor of City National Bank.

10.2	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 3, 2004, executed by Daily Journal Corporation in favor of City National Bank.

10.3	Loan Revision Agreement for the Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000, executed by Daily Journal Corporation and City National Bank.

31	Certifications by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAILY JOURNAL CORPORATION
(Registrant)

/s/ Gerald L. Salzman
Gerald L. Salzman
Chief Executive Officer
President
Chief Financial Officer
Treasurer

DATE: August 13, 2004

15 of 15