Form 10-K
period 2004-09-30
DAILY JOURNAL CORP
filed 2004-12-17
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

for the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 0-14665

DAILY JOURNAL CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	95-4133299
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

915 East First Street Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 229-5300

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):    Yes  ☐    No  ☒

As of the last business day of Daily Journal Corporation’s most recently completed second fiscal quarter, the aggregate market value of Daily Journal Corporation’s voting stock held by non-affiliates was approximately $21,749,000.

As of December 10, 2004 there were outstanding of 1,501,810 shares of Common Stock of Daily Journal Corporation.

Documents incorporated by reference: Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during February 2005 are incorporated by reference into Part III.

Disclosure Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with the functionality and resources required for new and existing case management software projects; the success or failure of Sustain’s internal software development efforts; Sustain’s reliance on the time and materials professional services engagement with the California Administrative Office of the Courts for a substantial portion of its consulting revenues; the ultimate resolution, if any, of the disputes with the Ontario, Canada Ministries; material changes in the costs of materials; a further decline in subscriber and classified revenues; an inability to continue borrowing on current terms; possible changes in tax laws; collectibility of accounts receivable; potential increases in employee and consultant costs; attraction, training and retention of employees; changes in accounting guidance; and competitive factors in both the case management software business and the publishing business. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1. Business

The Company publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. (“Sustain”), now a 93% owned subsidiary as of September 30, 2004, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada. The financial information of the Company and Sustain is set forth in Item 8 (“Financial Statements and Supplementary Data”).

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

The Los Angeles Daily Journal and the San Francisco Daily Journal are geared toward their respective regions, but contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2004, the Los Angeles Daily Journal had approximately 9,800 paid subscribers and the San Francisco Daily Journal had approximately 4,400 paid subscribers as compared with total paid subscriptions of 15,400 at September 30, 2003. In addition, The Daily Journals are sold on some newsstands. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 51% to subscriptions and 49% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 42% of the Company’s total revenues during fiscal 2004, 43% during fiscal 2003 and 46% during fiscal 2002.

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

The Company publishes the California Directory of Attorneys (the “Directory”), which is updated and published semiannually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges, arbitrators and mediators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals. In addition, there are about 6,000 directories sold. The regular annual rate is $40.

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, Sacramento and San Diego counties receive copies by hand delivery, and additional copies are distributed through newsstands and by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $628.

Much of the information contained in The Daily Journals is available to subscribers online at www.dailyjournal.com. There is a charge to use some parts of this online service.

Daily Commerce. Published since 1917, the Daily Commerce, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The nature of the news coverage enhances the effectiveness of public notice advertising in distributing information about foreclosures to potential buyers at foreclosure sales. The features of the paper include default listings, probate estate sales and real estate examination applicants. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day. It had approximately 1,200 paid subscriptions at September 30, 2004. A subscription to the Daily Commerce is $237 per year, and it is primarily distributed by mail.

California Real Estate Journal. The California Real Estate Journal (the “Real Estate Journal”) is a weekly newspaper directed primarily to persons interested in the commercial real estate market, including real estate brokers, developers, bankers and real estate lawyers. The Real Estate Journal carries news and features such as the status of commercial projects, financial information and articles on brokers and transactions, including defaults and new financings. It carries display and classified advertising. At September 30, 2004, the Real Estate Journal had a circulation of approximately 1,700 paid subscribers at an annual subscription rate of $105 and 1,000 requester subscribers. It is distributed by mail and hand delivery. In addition, there is an online news service for subscribers to the California Real Estate Journal.

The Daily Recorder. The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it. Among the regular features of The Daily Recorder are news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising. The Daily Recorder currently has approximately 1,100 paid subscribers, and is distributed by hand and by mail. The current subscription rate is $273 per year.

The Inter-City Express. The Inter-City Express (the “Express”) has been published since 1909. It covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries both commercial and public notice advertising. The Express is published two days a week and is mailed to its approximately 500 subscribers. The annual subscription rate is $150.

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

Nevada Journal. The Company acquired the Nevada Supreme Court Reporter in 1994, and the name was changed to the Nevada Journal. Besides stories of general interest and those concerning the courts and legal communities, the Nevada Journal features summaries and full-text opinions issued by the Nevada State and Federal Courts. Special features include local verdicts and settlements, bar examination results and articles on federal opinions. Both commercial and public notice advertising appear in the newspaper. The weekly Nevada Journal, as of September 30, 2004, had approximately 100 subscribers. The yearly subscription rate is $152. Much of the information in the Nevada Journal is available to its subscribers online.

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

The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 4,000 subscribers at September 30, 2004 paying $278 per year. Court Rules reproduces court rules for certain state and federal courts in California. The Court Rules appear in two versions, one of which covers Northern California courts (nine volumes) and one of which covers Southern California courts (eight volumes). The Company updates Court Rules on a monthly basis. In addition, the Company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties. In addition, the Company publishes single-volume rules for the Federal District Court in the Southern District of California, Federal District Court in the Central District of California and California Probate Rules. In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $60 to $90 per year and volumes are normally updated or replaced whenever there are substantial rule changes. At September 30, 2004, the Company had approximately 4,500 subscribers for its Local Rules publications.

The Judicial Profiles services contain biographical and professional information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. The Judicial Profiles include biographical data and financial disclosure statements on judges and information supplied by each judge regarding the judge’s policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the seven-volume set for Southern California or the six-volume set for Northern California. The approximately 900 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $500 per year.

The Company also provides computer online foreclosure information to about 600 customers. This service primarily provides distressed property information, some of which also appears in some of the Company’s newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information.

The Company’s online California bankruptcy service had fewer than 50 subscribers when it was discontinued in fiscal 2004.

Special Online Information Services Supplementing Traditional Services. The Company, like most modern newspapers, supplements service to Daily Journal subscribers and advertisers with an increasing Internet-based online information service. Some of this online service comes as part of a newspaper subscription, or advertising placement, with no additional charges, and some can be obtained only when customers pay additional charges. So far, in this activity, incremental costs have exceeded supplemental incremental revenues. The Company believes its online service must offer attractive content, partly to defend existing profits through continuous product improvement, and partly in the hope of eventually obtaining profits from services not traditionally rendered by newspapers.

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

Public notice advertising revenues and related advertising and other service fees for the Company constituted about 27% of the Company’s total revenues in fiscal 2004, 28% in fiscal 2003 and 29% in fiscal 2002. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from the publication in which the advertising is placed and (iii) filing service fees generated when filing notices with government agencies. The remainder of these revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, service fees for public record searches, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

In many states, including California and Arizona, legislatures have considered various proposals, which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company’s public notice advertising revenues.

Information Systems and Services. In January 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and certain of its shareholders. As of September 30, 2004, the Company owned 93% of Sustain. Sustain has installations in ten states and three countries, and many of its clients have more than a decade of experience with the Sustain product line. The Company’s revenues derived from Sustain’s operations constituted about 13% of the Company’s total revenues in fiscal 2004, 12% in fiscal 2003 and 7% in fiscal 2002. In recent years, a substantial majority of Sustain’s consulting revenues have come from projects for the California

Administrative Office of the Courts. The level of services that Sustain is called upon to perform can fluctuate over time, and a reduction in the revenue generated by these types of projects could have a materially adverse impact on Sustain’s business. As a technology based company, Sustain’s success depends on the continued development and improvement of its products. The Company’s expenditures in support of the Sustain software are highly significant and will continue to be necessary to maintain and increase Sustain’s revenues. Sustain’s internal development costs, which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2005. If the Company is unable to fund all such development, or if the development programs are not successful, it will negatively affect the Company’s ability to maximize its existing investment in the Sustain software and to compete for new opportunities in the case management software business.

Printing. The Company’s main printing facilities are located in Los Angeles and currently are used primarily to print the Los Angeles Daily Journal and its supplements, the Daily Commerce, the Post-Record, The Express, The Daily Recorder and its supplements, the Orange Reporter, the Herald-Recorder and the Real Estate Journal. In fiscal 2003 the Company installed new computer-to-plate production equipment in Los Angeles. In fiscal 2004 the Company installed digital copiers and other equipment for the printing of the Judicial Profiles, the Court Rules and items such as legal advertising and office forms, promotional flyers and other material for its publications and for others. The San Francisco Daily Journal, San Diego Commerce, the Business Journal, the Record Reporter, the Antelope Valley Journal, the Directory and California Lawyer magazine are printed by outside contractors.

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

An adequate supply of newsprint and other paper is important to the Company’s operations. The Company currently does not have a contract with paper suppliers. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. In 2002 newsprint prices declined, but in 2003 and 2004, the price of paper increased moderately. Paper prices may fluctuate substantially in the future, and this could significantly impact income from operations.

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

Sustain’s staff includes several employees who provide marketing and consulting services which may also result in additional consulting projects and the licensing of Sustain products.

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

In attracting commercial advertisers, the Company competes with other newspapers and magazines, television, radio and other media, including electronic network systems for employment-related classified advertising. Factors which may affect competition for advertisers are the cost for such advertising compared with other media, and the size and characteristics of the readership of the Company’s publications. The Company competes with anywhere from one serious competitor to several competing newspapers for public notice advertising revenue in all of its markets. Large metropolitan general interest newspapers normally do not carry a significant amount of legal advertising, although recently they too have solicited certain types of public notice advertising. The Company estimates its market share of public notice advertising revenues ranges from 10% to 75% in the various areas where its adjudicated newspapers are published. CNSB, a commission-earning selling agent and a division of the Company, faces competition from a number of companies based in California, some of which specialize in placing certain types of notices.

Commencing in 1994, the Company’s California Lawyer magazine faced additional competition from a new State Bar of California publication that is discussed in the Products-Magazines section above.

The Company’s court rules publications face competition in both the Southern California market as well as in Northern California. In addition, the Company expects increased competition from online court rules services and the Courts. Subscriptions to the multi-volume Court Rules and Local Rules volumes have declined during fiscal 2004. The Company’s Judicial Profile services have direct competition and also indirect competition, since some of the same information is available through other sources.

The pricing of the Company’s products is reviewed every year. Subscription price increases have in recent years exceeded inflation, as have advertising rate increases.

There is significant competition among a limited number of companies to provide services and software to the courts, and some of these companies are much larger and have greater access to capital and other resources than Sustain. Others provide services for a limited number of courts. Normally, the vendor is selected through a bidding process, and often the courts will express a preference for, or even require, larger vendors. Many courts now desire Internet solutions to centralize databases and their management, and to facilitate electronic filing and the publishing of certain information from case management systems. The Sustain product line provides a version of these services, but there are many uncertainties in the process of courts migrating to newer electronic based systems, including whether Sustain’s version of case management systems will find general acceptance and whether the development and modification of such systems can be done in a cost effective manner. The Company is in the process of developing new Internet-based software, but an inability to fully fund and develop a marketable product could impact the Company’s ability to compete in the case management software business. Most of Sustain’s consulting revenues presently come from the installation projects for the California Administrative Office of the Courts. As a California state government agency, the AOC may be subject to budget constraints resulting from California’s financial problems. If those constraints result in a scaling back of the installation projects or an inability of the AOC to pay for Sustain’s services, Sustain’s revenues would be materially affected. The installation projects for the AOC are billed primarily on a time-and-materials basis, and the AOC may terminate the agreement governing the project at its convenience upon 30 days notice.

Employees

The Company employs approximately 290 full-time employees and about 20 part-time employees including about 20 employees at Sustain. Sustain also engages independent contractors for development and consulting projects. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

Executive Officers of the Registrant

The table below sets forth certain information with regard to the one executive officer who is not a director of the Company. All of the executive officers of the Company serve at the pleasure of the Board of Directors.

Name	Age	Principal Occupation Last Five Years
Ira A. Marshall, Jr.	81	Secretary of the Company since 1977; Mr. Marshall is a private investor and businessman making investments for his own account and is a Trustee of Mesabi Trust, which collects and distributes royalties from Mesabi Trust’s interests in mining properties.

Working Capital

Traditionally, the Company has generated sufficient cash flow from operations to cover all its needs without significant borrowing except for the two real estate loans which are secured by the Company’s facilities in Los Angeles. To a very considerable extent, the Company benefits in this regard from the fact that subscriptions, Sustain software maintenance and license fees are generally paid a year in advance. If the Company’s overall cash need exceeds cash flow from operations and its current working capital, the Company may secure additional financing or change its software development strategy.

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

Item 2. Properties

The Company owns office and printing facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2009.

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

The Company leases in San Francisco approximately 10,500 square feet of office space (expiring in March 2009), and Sustain leases in Denver 6,200 square feet of office space (expiring in May 2006). In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years duration.

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

The Agreement had called for the eventual license by the Ministries of the new Sustain software product that was being developed for Sustain by an outside service provider, but the service provider’s work was seriously flawed and could not be licensed to the Ministries. The agreement was formally terminated on June 7, 2002.

Rather than invoking the dispute resolution procedures set forth in the Agreement, counsel for Sustain and counsel for the Ministries engaged in informal discussions with respect to this matter. Counsel for Sustain last communicated with counsel for the Ministries by a letter sent on April 15, 2003, and there have been no developments since that date. At this point, management is unable to determine whether this matter will have a material adverse effect on Sustain and the Company.

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

No matters were submitted to a vote of shareholders during the last quarter of the Company’s fiscal year ended September 30, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the sales prices of the Company’s common stock for the periods indicated. Quotations are as reported by Nasdaq (Small-Cap Issues), the automated quotation system of the National Association of Securities Dealers, Inc.

	High	Low
Fiscal 2004
Quarter ended December 31, 2003	$31.59	$26.77
Quarter ended March 31, 2004	36.50	30.50
Quarter ended June 30, 2004	36.50	33.00
Quarter ended September 30, 2004	36.87	31.00

	High	Low
Fiscal 2003
Quarter ended December 31, 2002	$26.92	$22.52
Quarter ended March 31, 2003	27.00	21.00
Quarter ended June 30, 2003	25.30	23.82
Quarter ended September 30, 2003	27.77	24.11

As of December 13, 2004, there were approximately 1,200 holders of record of the Company’s common stock, and the last trade was at $37.02 per share.

The Company did not declare or pay any dividends during fiscal 2004 or 2003. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

From time to time, the Company has purchased shares, including treasury shares, of its common stock and may continue to do so. See Note 3 to consolidated financial statements. The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan. The Company’s stock repurchase program remains in effect. During fiscal 2004, the Company purchased 8,867 shares of common and treasury stock at an average price per share of $33.45. Set forth below is a chart detailing the Company’s purchases of its common stock in the fourth quarter of fiscal 2004:

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER OF FISCAL 2004

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/04 - 7/31/04	1,200	$33.50	(a	)	Not applicable
8/1/04 - 8/31/04	2,000	$33.50	(a	)	Not applicable
9/1/04 - 9/30/04	0	$0.00	(a	)	Not applicable
Total	3,200	$33.50

(a)	The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan, and therefore the Company’s per share earnings have not been diluted by grants of “units” under the Deferred Management Incentive Plan. Each unit entitles the recipient to a designated share of the pretax earnings of the Company on a consolidated basis, or a designated share of the pretax earnings attributable to only Sustain or the Company’s traditional business, depending on the recipient’s responsibilities. All purchases made by the Company during the quarter were made in open-market transactions. The Company’s stock repurchase program remains in effect, and the Company plans to repurchase shares from time to time as it deems appropriate (including, if necessary, to prevent any additional dilution that may be caused by the Deferred Management Incentive Plan).

Item 6. Selected Financial Data

The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 2004. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included herein.

	Fiscal Year Ended September 30
	2004		2003	2002	2001	2000
	(Dollar amounts in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues
Advertising	$17,009		$16,969	$17,359	$18,868	$20,455
Circulation	10,149		10,375	11,044	11,346	11,651
Information systems and services	4,662		3,979	2,491	2,055	2,328
Advertising service fees and other	3,002		2,906	3,137	2,955	2,910
Gain from sale of property, net	—		—	274	—	—

	34,822		34,229	34,305	35,224	37,344

Costs and expenses
Salaries and employee benefits	16,479		16,511	17,239	17,743	17,598
Newsprint and printing expenses	1,984		1,716	2,115	2,934	3,089
Commissions and other outside services	5,163		5,633	5,573	5,379	5,847
Postage and delivery costs	1,923		1,985	1,993	2,034	2,061
Depreciation, amortization and goodwill impairment charges	1,340		2,356	2,544	3,877	2,517
Other general and administrative expenses	3,976		3,575	3,701	4,207	4,580
Write-off and expense of capitalized software	—		—	—	15,048	—

	30,865		31,776	33,165	51,222	35,692

Income (loss) from operations	3,957		2,453	1,140	(15,998)	1,652
Other income and expenses
Interest income	74		100	63	101	439
Interest expense	(190)		(150)	(157)	(162)	—

Income (loss) before taxes	3,841		2,403	1,046	(16,059)	2,091
(Provision for) benefits from income taxes	(110	)(1)	—	180	2,000	(700)

Income (loss) before minority interest in net loss of subsidiary	3,731		2,403	1,226	(14,059)	1,391
Minority interest in net loss of subsidiary (7%)	—		—	—	686	447

Net income (loss)	$3,731		$2,403	$1,226	$(13,373)	$1,838

Weighted average number of common shares outstanding – basic and diluted	1,459,363		1,474,805	1,487,798	1,494,900	1,546,319

Basic and diluted net income (loss) per share	$2.56	(1)	$1.63	$0.82	$(8.95)	$1.19

	September 30
	2004		2003	2002	2001	2000
Consolidated Balance Sheet Data:
Working capital as conventionally reported	$2,617		$(1,762)	$(2,962)	$(4,939)	$1,731
Working capital before deductions of specified items (2)	9,927		5,147	4,263	2,838	9,639
Total assets	29,346		24,176	21,433	21,167	35,050
Shareholders’ equity	10,300		6,866	4,868	3,929	17,858

(1)	The Company’s tax loss carryforwards were exhausted for financial statement purposes in fiscal 2004. Therefore, reported earnings in fiscal 2005, if pre-tax earnings remain substantial, will not benefit, as did fiscal 2004, from an extremely low income tax provision.
(2)	Before deducting for each of the five years the liability for deferred subscription revenue and other revenues which will be earned within one year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2004 Compared to 2003

Revenues were $34,822,000 and $34,229,000 for fiscal 2004 and 2003, respectively. This increase of $593,000 (2%) was primarily attributable to the increased revenues from display advertising and Sustain, partially offset by the declines in revenues from circulation and foreclosure legal notices.

Display advertising and conference revenues increased by $447,000, while classified advertising revenues decreased by $123,000. Public notice advertising revenues decreased by $284,000 primarily resulting from a decline in trustee foreclosure sales because of stronger housing markets in California and Arizona. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company’s total revenues. Circulation revenues decreased an aggregate of $226,000, including those for the court rule services as more courts are now providing their rules online. The Daily Journals accounted for about 73% of the Company’s total circulation revenues, which decreased by $80,000. The court rule and judicial profile services generated about 17% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $683,000 primarily because of additional fees from the installation of Sustain software in the courts in several California counties. The Company’s revenues derived from Sustain’s operations constituted about 13% and 12% of the Company’s total revenues for fiscal 2004 and 2003, respectively.

Costs and expenses decreased by $911,000 (3%) to $30,865,000 from $31,776,000. Total personnel costs were $16,479,000, representing a decrease of $32,000. Commissions and other outside services declined by $470,000 (8%) primarily due to less outside printing costs because the court rules and judicial profiles services are now printed on the Company’s new inhouse digital copiers and reduced outside computer consulting expenses primarily for the Sustain installations. Newsprint and printing expenses increased by $268,000 (16%) primarily due to increased paper prices and the additional contract printing of the San Francisco Daily Journal supplements. Depreciation and amortization expenses decreased by $1,016,000 (43%) primarily due to more fully depreciated assets and the completion of the amortization of capitalized software of about $3,023,000 acquired in the purchase of Sustain in 1999. (These and other fully amortized software costs were removed from the financial statements during fiscal 2004.) Other general and administrative expenses increased by $401,000 (11%) mainly because of the additional expenses for the new Los Angeles facilities and repairs and maintenance of the old Los Angeles facilities and equipment and because of the relocation of the San Francisco office.

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2005. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain’s internal development costs, which are primarily incremental costs, aggregated $1,234,000 and $1,215,000 for fiscal 2004 and 2003, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit decreased by $314,000 (7%) to $4,285,000 from $4,599,000 primarily resulting from declines in revenues from circulation and foreclosure legal notices, partially offset by reduced depreciation, amortization and other outside service expenses. Sustain’s business segment pretax loss decreased $1,752,000 (80%) from $2,196,000 to $444,000, primarily due to increased revenues associated with the licensing of Sustain software by the courts in several California counties. While the Company expects to continue receiving license fees as a result of these installations, future revenue from consulting services, which aggregated $2,023,000 during fiscal 2004, may not continue at recent levels. Also, Sustain’s reduced loss in the period reflects the expiration of two employment agreements, which were not renewed, and the completion of the amortization of capitalized software acquired upon the purchase of Sustain in 1999.

Consolidated net income was $3,731,000 and $2,403,000 for fiscal 2004 and 2003, respectively. No tax provisions were recorded for fiscal 2003 because the Company was able to utilize a portion of its net operating loss carry-forwards attributable to the Sustain-segment losses in prior years to offset taxes which otherwise would have been payable. The Company recorded a tax provision of $110,000 for fiscal 2004, because the remaining tax benefits of $1,380,000, for financial statement purposes, from past Sustain-segment losses were not sufficient to offset all of the Company’s taxes for fiscal 2004. Net income per share increased to $2.56 from $1.63.

2003 Compared to 2002

Revenues were $34,229,000 in fiscal 2003 and $34,305,000 (including a gain of $274,000 from the sale of Sacramento property) in fiscal 2002. Consulting and other fees of Sustain increased by $1,488,000, while advertising and subscription revenues declined by $1,059,000.

Display advertising and conference revenues increased by $92,000, while classified advertising revenues decreased by $508,000. Public notice advertising revenues increased by $26,000. The Company’s smaller newspapers, those other than “The Daily Journals”, accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 28% of the Company’s total revenues. Circulation revenues decreased an aggregate of $669,000 primarily because in the last quarter of fiscal 2002, the Company discontinued several small publications and because the court rule revenues declined as more courts were providing their rules online. The Daily Journals accounted for about 72% of the Company’s total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 18% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $1,488,000 primarily because of increased consulting revenues of Sustain for the installation of Sustain software in several California counties. The Company’s revenues derived from Sustain’s operations constituted about 12% and 7% of the Company’s total revenues for fiscal 2003 and 2002, respectively.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth certain contractual obligations recorded in the consolidated financial statements as of September 30, 2004 (in thousands):

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$4,547	$171	$381	$436	$3,559
Operating leases	1,516	547	625	344	—
Accrued liabilities	330	—	—	—	330

Total commitments	$6,393	$718	$1,006	$780	$3,889

Liquidity and Capital Resources

During the fiscal year ended September 30, 2004, the Company’s cash and cash equivalents and U.S. Treasury Bill positions increased by $5,173,000, including the net proceeds of a new real estate loan of $2,840,000. Cash and cash equivalents were used for the purchase of capital assets of $2,850,000 primarily for additional facilities and equipment in Los Angeles and to purchase the Company’s common and treasury shares for an aggregate amount of $297,000. The cash provided by operating activities of $5,543,000, included a net increase in prepayments for subscriptions and software licenses and maintenance of $401,000, primarily related to a prepayment for Sustain licenses and subscriptions. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities increased by $506,000 for the fiscal year ended September 30, 2004 as compared to the prior year primarily due to increased net income and changes in current assets and liabilities, including the reduction in accounts receivable and accounts payable, partially offset by the increase in deferred revenues. As of September 30, 2004, the Company had working capital of $9,927,000 before deducting the liability for deferred subscription revenues and other revenues of $7,310,000, which are scheduled to be earned within one year.

As of September 30, 2004, the Company has two real estate loans: one of $1,707,000, which bears interest at 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in June of 2004, of $2,840,000, bears interest at the same rate of 6.84% and is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by some of the Company’s facilities in Los Angeles.

During fiscal 2005, the Company expects its total expenditures in support of the development of the Sustain software to continue to be very significant. If the Company requires additional funds, it may, among other things, change Sustain’s development strategy or attempt to secure additional financing, which may or may not be available to the Company on acceptable terms.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that revenue recognition, accounting for capitalized software costs and income tax accounting are critical accounting policies.

The Company recognizes revenues from both the lease and sale of software products. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are recognized normally upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized as performed. Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription or lease term.

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

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations. There were tax benefits, for financial statement purposes, from past Sustain-segment losses, and all of these benefits have been used by the end of fiscal 2004.

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report. (See Notes 4-6 for income taxes, debt and commitments and contingencies.)

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills maturing within one year. Given the short-term nature of the investments and borrowings, and the fact that the Company had no outstanding borrowing except for the two real estate loans, each of which bears a fixed interest rate, the Company was not subject to significant interest rate risk.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

Los Angeles, California

November 12, 2004

Item 8. Financial Statements and Supplementary Data

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$290,000	$491,000
U.S. Treasury Bills, at cost plus discount earned	10,966,000	5,592,000
Accounts receivable, less allowance for doubtful accounts of $300,000 and $400,000 at September 30, 2004 and 2003, respectively	4,068,000	6,205,000
Inventories	38,000	22,000
Prepaid expenses and other assets	174,000	214,000
Income tax receivable	416,000	—
Deferred income taxes	1,006,000	980,000

Total current assets	16,958,000	13,504,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,861,000	11,122,000
Furniture, office equipment and computer software	2,900,000	6,126,000
Machinery and equipment	1,756,000	1,492,000

	17,517,000	18,740,000
Less accumulated depreciation	(5,465,000)	(8,226,000)

	12,052,000	10,514,000
Capitalized software, net	—	28,000
Deferred income taxes	336,000	130,000

	$29,346,000	$24,176,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,208,000	$5,905,000
Accrued liabilities	2,651,000	2,278,000
Income taxes	—	80,000
Notes payable – current portion	172,000	94,000
Deferred subscription revenue and other revenues	7,310,000	6,909,000

Total current liabilities	14,341,000	15,266,000

Long term liabilities
Accrued liabilities	330,000	330,000
Notes payable – long term	4,375,000	1,714,000

Total long term liabilities	4,705,000	2,044,000

Commitments and contingencies (Notes 5 and 6)	—	—

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,501,810 shares and 1,509,503 shares outstanding, respectively	15,000	15,000
Other paid-in capital	1,909,000	1,919,000
Retained earnings	9,282,000	5,802,000
Less 47,445 and 46,271 treasury shares, at September 30, 2004 and 2003, respectively, at cost	(906,000)	(870,000)

Total shareholders’ equity	10,300,000	6,866,000

	$29,346,000	$24,176,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30
	2004	2003	2002
Revenues
Advertising	$17,009,000	$16,969,000	$17,359,000
Circulation	10,149,000	10,375,000	11,044,000
Information systems and services	4,662,000	3,979,000	2,491,000
Advertising service fees and other	3,002,000	2,906,000	3,137,000
Gain from sale of property, net	—	—	274,000

	34,822,000	34,229,000	34,305,000

Costs and expenses
Salaries and employee benefits	16,479,000	16,511,000	17,239,000
Newsprint and printing expenses	1,984,000	1,716,000	2,115,000
Commissions and other outside services	5,163,000	5,633,000	5,573,000
Postage and delivery expenses	1,923,000	1,985,000	1,993,000
Depreciation and amortization	1,340,000	2,356,000	2,544,000
Other general and administrative expenses	3,976,000	3,575,000	3,701,000

	30,865,000	31,776,000	33,165,000

Income from operations	3,957,000	2,453,000	1,140,000
Other income and expenses
Interest income	74,000	100,000	63,000
Interest expense	(190,000)	(150,000)	(157,000)

Income before taxes	3,841,000	2,403,000	1,046,000
(Provision for) benefits from income taxes	(110,000)	—	180,000

Net income	$3,731,000	$2,403,000	$1,226,000

Weighted average number of common shares outstanding – basic and diluted	1,459,363	1,474,805	1,487,798

Basic and diluted net income per share	$2.56	$1.63	$0.82

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Other Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	Share	Amount
Balance at September 30, 2001	1,533,521	$15,000	$1,949,000	$2,754,000	$(789,000)	$3,929,000
Net income	—	—	—	1,226,000	—	1,226,000
Purchase of common stock	(7,903)	—	(10,000)	(196,000)	—	(206,000)
Purchase of treasury stock	—	—	—	—	(81,000)	(81,000)

Balance at September 30, 2002	1,525,618	15,000	1,939,000	3,784,000	(870,000)	4,868,000
Net income	—	—	—	2,403,000	—	2,403,000
Purchase of common stock	(16,115)	—	(20,000)	(385,000)	—	(405,000)

Balance at September 30, 2003	1,509,503	15,000	1,919,000	5,802,000	(870,000)	6,866,000
Net income	—	—	—	3,731,000	—	3,731,000
Purchase of common stock	(7,693)	—	(10,000)	(251,000)	—	(261,000)
Purchase of treasury stock	—	—	—	—	(36,000)	(36,000)

Balance at September 30, 2004	1,501,810	$15,000	$1,909,000	$9,282,000	$(906,000)	$10,300,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$3,731,000	$2,403,000	$1,226,000
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and amortization	1,340,000	2,356,000	2,544,000
Minority interest in consolidated subsidiary	—	—	—
Deferred income taxes	(232,000)	(205,000)	(180,000)
Discount earned on U.S. Treasury Bills	(38,000)	(8,000)	(20,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	2,137,000	(252,000)	644,000
Income tax receivable	(416,000)	—	—
Inventories	(16,000)	(4,000)	49,000
Prepaid expenses and other assets	40,000	(73,000)	13,000
Increase (decrease) in current liabilities
Accounts payable	(1,697,000)	819,000	(38,000)
Accrued liabilities	373,000	237,000	(7,000)
Income taxes	(80,000)	80,000	—
Deferred subscription and other revenues	401,000	(316,000)	(552,000)

Cash provided by operating activities	5,543,000	5,037,000	3,679,000

Cash flows from investing activities
Sales of U.S. Treasury Bills	11,964,000	9,649,000	2,678,000
Purchases of U.S. Treasury Bills	(17,300,000)	(10,947,000)	(6,944,000)
Purchases of property, plant and equipment, net	(2,850,000)	(3,281,000)	(1,438,000)

Net cash used for investing activities	(8,186,000)	(4,579,000)	(5,704,000)

Cash flows from financing activities
Loan proceeds	2,857,000	—	—
Payment of loan principal	(118,000)	(75,000)	(76,000)
Purchase of common and treasury stock	(297,000)	(405,000)	(287,000)

Cash provided by (used for) financing activities	2,442,000	(480,000)	(363,000)

Decrease in cash and cash equivalents	(201,000)	(22,000)	(2,388,000)

Cash and cash equivalents
Beginning of year	491,000	513,000	2,901,000

End of year	$290,000	$491,000	$513,000

Interest paid during year	$190,000	$150,000	$157,000

Income taxes paid during year	$657,000	$35,000	$15,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND OPERATIONS

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of September 30, 2004, has been consolidated since it was acquired in January 1999. (See Note 2.) Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

2. ACQUISITIONS

In January 1999 the Company acquired an 80% equity interest in Sustain for cash of $6.67 million. During March 2000, June 2000 and October 2001, the Company acquired additional equity interests in Sustain of 6%, 5% and 2%, respectively, for cash of approximately $7 million primarily paid to Sustain pursuant to rights offerings. The results of operations for the additional ownership interests have been included in the financial statements from the dates of such acquisitions. The acquisitions were accounted for using the purchase method of accounting; accordingly, the purchase price in excess of the net assets was allocated to goodwill ($1,895,000) and purchased software ($3,275,000). During fiscal 2001, the remaining net book value of goodwill of approximately $979,000 was written off due to the asset’s permanent impairment, based on Sustain’s losses and expected future cash flows. (See Note 3.) Since fiscal 2001, the Company has not allocated losses to the minority interest of Sustain as there has been a deficit in the minority interest balance. The minority interest had accumulated deficit balances of $640,000 and $715,000 as of September 30, 2004 and 2003, respectively.

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

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2004, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets have been depreciated using an accelerated method for both financial statement and tax purposes.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Capitalized Software, net: The Company’s expenditures in support of the Sustain software are highly significant. The capitalized Sustain software costs consisted of purchased software upon the acquisition of Sustain of $3,023,000, less accumulated amortization of $3,023,000 and $2,995,000 as of September 30, 2004 and 2003, respectively. The capitalized software, net, represented software costs accounted for pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. In fiscal 2004, the remaining balance of $3,023,000 was removed from the financial statements when it became fully amortized. The amortization expenses for capitalized software were $28,000, $607,000 and $605,000 for fiscal years 2004, 2003 and 2002, respectively. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.

The Company is continuing its internal Sustain software development efforts. If these developments are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain software development costs ($1,234,000 and $1,215,000 during fiscal 2004 and 2003, respectively), which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2005.

Revenue Recognition: Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription or lease term.

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

Deferred Management Incentive Plan: In fiscal 1987 the Company implemented a plan for Deferred Management Incentive Plan that entitles an employee to participate in pre-tax earnings of the Company for the lesser of (i) ten years or (ii) as long as that employee remains employed or is in retirement following employment to age 65. In 2003 the Company modified the Plan to provide employees with three different types of non-negotiable incentive certificates based on the natures of the particular participants’ responsibilities. Participant interests entitled employees to receive 4.16% and 3.85% (amounting to $231,000 and $218,925, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation and supplemental compensation expenses, 1.72% and 1.50% (amounting to $0 for both years) for Sustain and 8.2% (amounting to $396,640 and $260,480) for Daily Journal consolidated in fiscal 2004 and 2003. In fiscal 2002, certificates entitled employees to receive 12.72% (amounting to $112,455) of the Daily Journal consolidated pre-tax earnings as defined. In addition, the employee holders of certificates are entitled to receive the same percentage of pre-tax earnings in each of the next nine years subsequent to the year of the grant of the certificate provided they remain employed or are in retirement following employment to age 65.

Treasury stock and net income (loss) per common share: As of September 30, 2004 and 2003, the Company owned 47,445 and 46,271, respectively, of the 599,409 units of a limited partnership that has no known liabilities and owns as its sole asset 599,409 shares of common stock of Daily Journal Corporation. This investment, at a total cost of $906,000 at September 30, 2004, is considered treasury stock and is excluded from the calculation of weighted average shares. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,459,363 for 2004, 1,474,805 for 2003 and 1,487,798 for 2002. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

4. INCOME TAXES

The provision for income taxes (benefits) consists of the following:

	2004	2003	2002
Current:
Federal	$225,000	$—	$—
State	117,000	207,000	—

	342,000	207,000	—

Deferred:
Federal	(225,000)	(207,000)	(180,000)
State	(7,000)	—	—

	(232,000)	(207,000)	(180,000)

	$110,000	$—	$(180,000)

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2004	2003	2002
Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise taxes (net of federal tax benefit)	5.8	5.8	5.8
Change in valuation allowance	(35.9)	(39.6)	(71.1)
Other, net, primarily amortization of goodwill	(1.0)	(.2)	14.1

Effective tax rate	2.9	—	(17.2)%

The Company’s deferred income tax assets/(liabilities) were comprised of the following at September 30:

	2004	2003	2002
Deferred tax assets/(liabilities) attributable to:
Accrued liabilities, including vacation pay accrual	$483,000	$418,000	$339,000
Bad debt reserves not yet deductible	120,000	159,000	199,000
Depreciation and amortization	669,000	812,000	(4,000)
Cash/accrual accounting method change	395,000	395,000	394,000
Net operating loss and research credit carry-forwards, other	959,000	1,990,000	3,593,000

Total deferred tax assets	2,626,000	3,774,000	4,521,000

Deferred tax asset – valuation allowance	(1,284,000)	(2,664,000)	(3,616,000)

Net deferred tax asset	$1,342,000	$1,110,000	$905,000

At September 30, 2004, the Company has a deferred tax asset of $2,626,000 primarily related to depreciation, cash/accrual accounting method change and fiscal 2000 and 2001’s net California operating loss and federal research and development credit carry-forwards which expire in years 2015 through 2021. Due to the uncertainty surrounding the timing of realizing the benefits of its tax attributes in future tax returns, the Company has provided a valuation allowance against the asset of $1,284,000, resulting in a net deferred tax asset of $1,342,000.

The reduction in the valuation allowance for the current fiscal year was $1,380,000 primarily due to utilization of net operating loss carry-forwards.

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

5. DEBT AND COMMITMENTS

As of September 30, 2004, the Company has two real estate loans: one of $1,707,000, which bears interest at 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in June of 2004, of $2,840,000, bears interest at same rate of 6.84% and is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by some of the Company’s facilities in Los Angeles.

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2009. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for the fiscal years 2004, 2003 and 2002 were $801,000, $930,000 and $925,000, respectively.

The following table represents the Company’s future obligations:

	Payments Due by Fiscal Year
	2005	2006	2007	2008	2009	2010 and after	Total
Long-term debt	$171,000	$184,000	$197,000	$210,000	$226,000	$3,559,000	$4,547,000
Operating leases	547,000	376,000	249,000	229,000	115,000	—	1,516,000
Accrued liabilities	—	—	—	—	—	330,000	330,000

Total commitments	$718,000	$560,000	$446,000	$439,000	$341,000	$3,889,000	$6,393,000

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

	Reportable Segments
	Traditional Business	Sustain	Total Results for both Segments
	(in thousands)
2004
Revenues	$30,160	$4,662	$34,822
Profit (loss) before taxes	4,285	(444)	3,841
Total assets	27,170	2,176	29,346
Capital expenditures	2,810	40	2,850
Depreciation and amortization	1,097	243	1,340
Income tax benefits (expenses)	(1,850)	1,740	(110)
Total after-tax income	2,435	1,296	3,731

2003
Revenues	$30,250	$3,979	$34,229
Profit (loss) before taxes	4,599	(2,196)	2,403
Total assets	21,001	3,175	24,176
Capital expenditures	3,226	55	3,281
Depreciation and amortization	1,511	845	2,356
Income tax benefits (expenses)	(1,800)	1,800	—
Total after-tax income (loss)	2,799	(396)	2,403

2002
Revenues	$31,814	$2,491	$34,305
Profit (loss) before taxes	5,072	(4,026)	1,046
Total assets	19,131	2,302	21,433
Capital expenditures	1,327	111	1,438
Depreciation and amortization	1,714	830	2,544
Income tax benefits (expenses)	(2,000)	2,180	180
Total after-tax income (loss)	3,072	(1,846)	1,226

8. RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

	Quarter ended
	12/03	03/04	06/04	09/04
	(in thousands except per share amounts)
2004
Revenues	$8,645	$8,785	$9,001	$8,391
Costs and expenses	7,598	7,979	7,592	7,696
Income from operations	1,047	806	1,409	695
Other income (expense)	(20)	(17)	(34)	(45)
Income before taxes	1,027	789	1,375	650
Benefits from income taxes	(50)	(35)	(85)	60
Income before minority interest in net loss of subsidiary	977	754	1,290	710
Net income	977	754	1,290	710
Basic and diluted net income per share	.67	.51	.89	.49

	12/02	03/03	06/03	09/03
2003
Revenues	$8,489	$8,254	$8,888	$8,598
Costs and expenses	7,929	7,846	8,147	7,854
Income from operations	560	408	741	744
Other income (expense)	(6)	(21)	(1)	(22)
Income before taxes	554	387	740	722
Income before minority interest in net loss of subsidiary	554	387	740	722
Net income	554	387	740	722
Basic and diluted net income per share	.37	.27	.50	.49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial D Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission. There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the fiscal year ended September 30, 2004.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information set forth in the tables, the notes thereto, and the paragraphs under the caption “Election of Directors” in the Company’s Proxy Statement for Annual Meeting of Shareholders to be held on or about February 2, 2005 (the “Proxy Statement”), is incorporated herein by reference. The information set forth under Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant” is also incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, Chief Financial Officer and Controller. The Company’s Code of Ethics is attached as Exhibit 14 to the Company’s Annual Report on Form 10-K for fiscal 2003. A copy of the Company’s Code of Ethics will be provided, without charge, upon request directed to Mr. Gerald L. Salzman, Daily Journal Corporation, 915 East First Street, Los Angeles, California 90012.

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

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Executive Compensation-Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Other Matters Regarding Independent Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2004 and 2003

Consolidated Statements of Operations for each of the three years in the period ended September 30, 2004

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended September 30, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2004

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for the three years ended September 30, 2004:

II Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

2.1	Stock Purchase Agreement, dated as of January 22, 1999, by and among Daily Journal Corporation, Choice Information Systems, Inc., Michael W. Payton and Terence E. Hahm. (±)

2.2	Asset Purchase Agreement, dated as of January 22, 1999, by and among Choice Information Systems, Inc., Quindeca Corporation and Jerry L. Short. (±)

3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)

3.2	Bylaws of Daily Journal Corporation. (#)

10.4	Shareholder’s Agreement, dated as of January 22, 1999, among Choice Information Systems, Inc., Daily Journal Corporation, Quindeca Corporation, Michael W. Payton and Terence E. Hahm. (±)

10.5(a)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (a)(‡)

10.5(b)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC’s Non-Sustain Operations. (a)(‡)

10.5(c)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of Sustain Technologies, Inc. (a)(‡)

10.6	Lease dated December 15, 2003 between Daily Journal Corporation and OTR. (b)

10.9	Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank. (f)

10.10	Deed of Trust, Assignment of Rents and Fixture Filing, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank. (f)

10.11	Loan Revision Agreement, dated September 12, 2003, in reference to the Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank.(a)

10.12	Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000 of which $2,856,000 were partially funded in June 2004, executed by Daily Journal Corporation in favor of City National Bank. (*)

10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 3, 2004, executed by Daily Journal Corporation in favor of City National Bank. (*)

10.14	Loan Revision Agreement for the Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000, executed by Daily Journal Corporation and City National Bank. (*)

14	Daily Journal Corporation Code of Ethics. (a)

21	Daily Journal Corporation’s List of Subsidiaries.

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Daily Journal Corporation issued January 27, 1999. (±)

(‡)	Management Compensatory Plan.
(±)	Filed as an Exhibit bearing the same number to the report on Form 8-K dated January 27, 1999.
(†)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 1999.
(#)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2000.
(f)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2000.

(a)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2003.
(b)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2003.
(*)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

By	/s/ Gerald L. Salzman
Gerald L. Salzman
President

Date: December 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles T. Munger	Chairman of the Board	December 17, 2004
Charles T. Munger

/s/ Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	December 17, 2004
Gerald L. Salzman

/s/ J.P. Guerin	Director	December 17, 2004
J.P. Guerin

Director
Donald W. Killian, Jr.

Director
George C. Good

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated as of January 22, 1999, by and among Daily Journal Corporation, Choice Information Systems, Inc., Michael W. Payton and Terence E. Hahm. (±)

2.2	Asset Purchase Agreement, dated as of January 22, 1999, by and among Choice Information Systems, Inc., Quindeca Corporation and Jerry L. Short. (±)

3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)

3.2	Bylaws of Daily Journal Corporation. (#)

10.4	Shareholder’s Agreement, dated as of January 22, 1999, among Choice Information Systems, Inc., Daily Journal Corporation, Quindeca Corporation, Michael W. Payton and Terence E. Hahm. (±)

10.5(a)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (a)(‡)

10.5(b)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC’s Non-Sustain Operations. (a)(‡)

10.5(c)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of Sustain Technologies, Inc. (a)(‡)

10.6	Lease dated December 15, 2003 between Daily Journal Corporation and OTR. (b)

10.9	Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank. (f)

10.10	Deed of Trust, Assignment of Rents and Fixture Filing, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank. (f)

10.11	Loan Revision Agreement, dated September 12, 2003, in reference to the Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank.(a)

10.12	Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000 of which $2,856,000 were partially funded in June 2004, executed by Daily Journal Corporation in favor of City National Bank. (*)

10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 3, 2004, executed by Daily Journal Corporation in favor of City National Bank. (*)

10.14	Loan Revision Agreement for the Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000, executed by Daily Journal Corporation and City National Bank. (*)

14	Daily Journal Corporation Code of Ethics. (a)

21	Daily Journal Corporation’s List of Subsidiaries.

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Daily Journal Corporation issued January 27, 1999. (±)

(‡)	Management Compensatory Plan.
(±)	Filed as an Exhibit bearing the same number to the report on Form 8-K dated January 27, 1999.
(†)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 1999.
(#)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2000.
(f)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2000.
(a)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2003.
(b)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2003.
(*)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 2004.

Daily Journal Corporation

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Charged off less Recoveries	Balance at End of Period
2004
Allowance for doubtful accounts	$400,000	$131,000	$(231,000)	$300,000

2003
Allowance for doubtful accounts	$500,000	$140,000	$(240,000)	$400,000

2002
Allowance for doubtful accounts	$500,000	$139,000	$(139,000)	$500,000