Form 10-Q
period 2004-12-31
DAILY JOURNAL CORP
filed 2005-02-14
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2005
Common Stock, par value $ .01 per share	1,500,810 shares

DAILY JOURNAL CORPORATION

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31 2004	September 30 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$64,000	$290,000
U.S. Treasury Bills, at cost plus discount earned	10,637,000	10,966,000
Accounts receivable, less allowance for doubtful accounts of $300,000 at December 31, 2004 and September 30, 2004	5,042,000	4,068,000
Inventories	42,000	38,000
Prepaid expenses and other assets	191,000	174,000
Income taxes receivable	376,000	416,000
Deferred income taxes	941,000	1,006,000

Total current assets	17,293,000	16,958,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,891,000	12,861,000
Furniture, office equipment and computer software	3,063,000	2,900,000
Machinery and equipment	1,775,000	1,756,000

	17,729,000	17,517,000
Less accumulated depreciation	(5,629,000)	(5,465,000)

	12,100,000	12,052,000
Deferred income taxes	151,000	336,000

	$29,544,000	$29,346,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,534,000	$4,208,000
Accrued liabilities	2,061,000	2,651,000
Notes payable – current portion	174,000	172,000
Deferred subscription revenue and other revenues	6,708,000	7,310,000

Total current liabilities	13,477,000	14,341,000

Long term liabilities
Accrued liabilities	330,000	330,000
Notes payable – long term	4,332,000	4,375,000

Total long term liabilities	4,662,000	4,705,000

Commitments and contingencies (Notes 6 and 7)	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,501,810 shares, at December 31, 2004 and September 30, 2004, outstanding	15,000	15,000
Other paid-in capital	1,909,000	1,909,000
Retained earnings	10,387,000	9,282,000
Less 47,445 treasury shares, at December 31, 2004 and September 30, 2004, at cost	(906,000)	(906,000)

Total shareholders’ equity	11,405,000	10,300,000

	$29,544,000	$29,346,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended December 31
	2004	2003
Revenues
Advertising	$3,951,000	$4,023,000
Circulation	2,535,000	2,655,000
Information systems and services	1,500,000	1,317,000
Advertising service fees and other	759,000	650,000

	8,745,000	8,645,000

Costs and expenses
Salaries and employee benefits	4,145,000	4,197,000
Commissions and other outside services	1,079,000	1,110,000
Newsprint and printing expenses	586,000	640,000
Postage and delivery expenses	453,000	501,000
Depreciation and amortization	193,000	271,000
Other general and administrative expenses	851,000	879,000

	7,307,000	7,598,000

Income from operations	1,438,000	1,047,000
Other income and (expense)
Interest income	46,000	11,000
Interest expense	(79,000)	(31,000)

Income before taxes	1,405,000	1,027,000
Provision for income taxes	300,000	50,000

Net income	$1,105,000	$977,000

Weighted average number of common shares outstanding - basic and diluted	1,454,365	1,462,386

Basic and diluted net income per share	$.76	$.67

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2004	2003
Cash flows from operating activities
Net income	$1,105,000	$977,000
Adjustments to reconcile net income to net cash provided by (used for) operations
Depreciation and amortization	193,000	271,000
Deferred income taxes	250,000	22,000
Discount earned on U.S. Treasury Bills	(44,000)	(10,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(974,000)	1,499,000
Inventories	(4,000)	9,000
Prepaid expenses and other assets	(17,000)	(83,000)
Income taxes receivable	40,000	—
Increase (decrease) in current liabilities
Accounts payable	326,000	(582,000)
Accrued liabilities	(590,000)	(394,000)
Income taxes payable	—	(12,000)
Deferred subscription and other revenues	(602,000)	184,000

Cash (used for) provided by operating activities	(317,000)	1,881,000

Cash flows from investing activities
Purchases of U.S. Treasury Bills	(6,927,000)	(4,483,000)
Sales of U.S. Treasury Bills	7,300,000	4,100,000
Purchases of property, plant and equipment, net	(241,000)	(1,414,000)

Net cash received from (used for) investing activities	132,000	(1,797,000)

Cash flows from financing activities
Payment of loan principals	(41,000)	(30,000)
Purchase of common and treasury stock	—	(66,000)

Cash used for financing activities	(41,000)	(96,000)

Decrease in cash and cash equivalents	(226,000)	(12,000)

Cash and cash equivalents
Beginning of period	290,000	491,000

End of period	$64,000	$479,000

Interest paid during period	$79,000	$31,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of December 31, 2004, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments necessary for a fair statement of its financial position as of December 31, 2004, the results of operations for the three-month periods ended December 31, 2004 and 2003 and its cash flows for the three months ended December 31, 2004 and 2003. The results of operations for the three-months ended December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 3 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

Note 4 - Operating Segments

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments
	Traditional Business	Sustain
Three months ended December 31, 2004
Revenues	$7,245,000	$1,500,000	$8,745,000
Profit before taxes	1,033,000	372,000	1,405,000
Total assets	26,962,000	2,582,000	29,544,000
Capital expenditures	211,000	30,000	241,000
Depreciation and amortization	178,000	15,000	193,000
Income taxes	(220,000)	(80,000)	(300,000)
Total after-tax income	813,000	292,000	1,105,000

Three months ended December 31, 2003
Revenues	$7,328,000	$1,317,000	$8,645,000
Profit (loss) before taxes	1,096,000	(69,000)	1,027,000
Total assets	21,998,000	2,255,000	24,253,000
Capital expenditures	1,397,000	17,000	1,414,000
Depreciation and amortization	202,000	69,000	271,000
Income tax benefits (expenses)	(525,000)	475,000	(50,000)
Total after-tax income	571,000	406,000	977,000

Note 5 - Income Tax Accounting

The Company recorded a tax provision of $50,000 for the three months ended December 31, 2003 because the remaining federal tax benefits, for financial statement purposes, from operating loss carry-forwards attributed to Sustain-segment losses in prior years were not sufficient to offset all of the Company’s taxes which otherwise would have been payable in fiscal 2004. During the three months ended December 31, 2004, the Company recorded a tax provision of $300,000 which is lower than the amount computed under statutory rates because it is now able to utilize the state tax benefits, for financial statement purposes, from Sustain-segment operating loss carry-forwards and federal research and development tax credits.

Note 6 - Debt and Other Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2009. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for comparable three-month periods ended December 31, 2004 and 2003 were $171,000 and $221,000, respectively.

As of December 31, 2004, the Company has two real estate loans: one of $1,682,000, which bears interest at 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in June of 2004, of $2,824,000, bears interest at the same rate of 6.84% and is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by some of the Company’s facilities in Los Angeles.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues were $8,745,000 and $8,645,000 for the three months ended December 31, 2004 and 2003, respectively. This increase of $100,000 (1%) was primarily attributable to the increased revenues from display and public notice advertisings and from Sustain’s installation projects, partially offset by the declines in revenues from classified advertising and foreclosure legal notices.

Display advertising revenues increased by $48,000, while classified advertising revenues decreased by $158,000. Public notice advertising revenues increased by $38,000 primarily resulting from an increase in advertising and fees from governmental agencies, partially offset by a decline in notices for trustee foreclosure sales because of a stronger housing market in California. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company’s total revenues. The Daily Journals accounted for about 72% of the Company’s total circulation revenues, and their circulation levels decreased slightly. The court rule and judicial profile services generated about 17% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $183,000 primarily because of additional fees from the installation of Sustain software in the courts in several California counties. The Company’s revenues derived from Sustain’s operations constituted about 17% and 15% of the Company’s total revenues for the three months ended December 31, 2004 and 2003, respectively.

Costs and expenses decreased by $291,000 (4%) to $7,307,000 from $7,598,000. Total personnel costs were $4,145,000, representing a decrease of $52,000. Commissions and other outside services declined by $31,000 (3%) primarily due to reduced outside computer consulting expenses primarily for Sustain. Newsprint and printing expenses decreased by $54,000 (8%) primarily because the court rules and judicial profiles services are now printed on the Company’s new inhouse digital copiers, partially offset by increased paper prices. Depreciation and amortization expenses decreased by $78,000 (29%) primarily due to more fully depreciated assets.

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2005. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain’s internal development costs, which are primarily incremental costs, aggregated $266,000 and $326,000 for the three months ended December 31, 2004 and 2003, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit decreased by $63,000 (6%) to $1,033,000 from $1,096,000 primarily resulting from decreased revenues from classified and foreclosure legal notice advertising, partially offset by increased revenues from display and public notice advertising. Sustain’s business segment pretax income increased $441,000 from a loss of $69,000 to a profit of $372,000, primarily due to increased revenues associated with the installation and licensing of Sustain software by the courts in several California counties and reduced computer consulting and other expenses. While the Company expects to continue receiving license fees as a result of these installations, future revenue from consulting services, which aggregated $872,000 during the three months ended December 31, 2004, may not continue at recent levels. Also, Sustain’s profit in the period compared to the loss in the 2004 period reflects the expiration of two employment agreements in fiscal 2004, which were not renewed, and the completion of the amortization of capitalized software acquired upon the purchase of Sustain in 1999.

Consolidated net income was $1,105,000 and $977,000 for the three months ended December 31, 2004 and 2003, respectively. On a pretax profit of $1,405,000 for the three months ended December 31, 2004, the Company recorded a tax provision of $300,000 which is lower than the amount computed under statutory rates because it is now able to use the state tax benefits, for financial statement purposes, from operating loss carry-forwards attributed to Sustain-segment losses in prior years and federal research and development tax credits. The tax provision was only $50,000 on a pretax profit of $1,027,000 for the three months ended December 31, 2003 because the Company was able to utilize in fiscal 2004 all of the remaining federal tax benefits, for financial statement purposes, from operating loss carry-forwards attributed to Sustain-segment losses in prior years. Net income per share increased to $.76 from $.67

Liquidity and Capital Resources

During the three months ended December 31, 2004, the Company’s cash and cash equivalents and U.S. Treasury Bill positions decreased by $555,000. Cash and cash equivalents were used for the purchase of capital assets of $241,000 primarily for additional facilities and equipment in Los Angeles. The cash used in operating activities of $317,000 included a net decrease in prepayments for subscriptions and software licenses and maintenance of $602,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities decreased by $2,198,000 for the three months ended December 31, 2004 as compared to the comparable prior year period primarily due to changes in current assets and liabilities, including the increases in accounts receivable of $2,473,000 and the decrease in deferred revenues of $786,000 partially offset by an increase in net income. As of December 31, 2004, the Company had working capital of $10,524,000 before deducting the liability for deferred subscription revenues and other revenues of $6,708,000, which are scheduled to be earned within one year.

As of December 31, 2004, the Company has two real estate loans: one of $1,682,000, which bears interest at 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in June of 2004, of $2,824,000, bears interest at the same rate of 6.84% and is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by some of the Company’s facilities in Los Angeles.

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

Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are recognized normally upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized as performed or when accepted by the customers pursuant to a signed agreement.

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

The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills maturing within one year. Given the short-term nature of the investments, and the fact that the Company had no outstanding borrowings except for the real estate loans which bear a fixed interest rate, the Company was not subject to material interest rate risk. The real estate loans of $1,682,000 and $2,824,000 each bears interest at approximately 6.84% and are repayable in equal monthly installments of about $18,000 through 2016 and $22,000 through 2024, respectively. Each loan is secured by some of the Company’s facilities in Los Angeles.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended December 31, 2004.

PART II

Item 6. EXHIBITS

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

DATE: February 14, 2005