Form 10-Q
period 2005-03-31
DAILY JOURNAL CORP
filed 2005-05-12
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes: ☐   No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, par value $ .01 per share	1,500,658 shares

1 of 18

DAILY JOURNAL CORPORATION

2 of 18

PART I

Item 1.	FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31 2005	September 30 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$834,000	$290,000
U.S. Treasury Notes and Bills, at cost plus discount earned	11,815,000	10,966,000
Accounts receivable, less allowance for doubtful accounts of $300,000 at March 31, 2005 and September 30, 2004	3,940,000	4,068,000
Inventories	37,000	38,000
Prepaid expenses and other assets	213,000	174,000
Income taxes receivable	502,000	416,000
Deferred income taxes	723,000	1,006,000

Total current assets	18,064,000	16,958,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,871,000	12,861,000
Furniture, office equipment and computer software	3,048,000	2,900,000
Machinery and equipment	1,775,000	1,756,000

	17,694,000	17,517,000
Less accumulated depreciation	(5,787,000)	(5,465,000)

	11,907,000	12,052,000
Deferred income taxes	158,000	336,000

	$30,129,000	$29,346,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,297,000	$4,208,000
Accrued liabilities	2,372,000	2,651,000
Notes payable – current portion	177,000	172,000
Deferred subscription revenues and other revenues	6,641,000	7,310,000

Total current liabilities	13,487,000	14,341,000

Long term liabilities
Accrued liabilities	330,000	330,000
Notes payable – long term	4,285,000	4,375,000

Total long term liabilities	4,615,000	4,705,000

Commitments and contingencies (Notes 7 and 8)	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,500,748 shares, at March 31, 2005 and 1,501,810 at September 30, 2004, respectively, outstanding	15,000	15,000
Other paid-in capital	1,908,000	1,909,000
Retained earnings	11,010,000	9,282,000
Less 47,445 treasury shares, at March 31, 2005 and September 30, 2004, at cost	(906,000)	(906,000)

Total shareholders’ equity	12,027,000	10,300,000

	$30,129,000	$29,346,000

See accompanying Notes to Consolidated Financial Statements.

3 of 18

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31
	2005	2004
Revenues
Advertising	$4,483,000	$4,213,000
Circulation	2,263,000	2,481,000
Information systems and services	1,055,000	1,395,000
Advertising service fees and other	711,000	696,000

	8,512,000	8,785,000

Costs and expenses
Salaries and employee benefits	4,276,000	4,135,000
Commissions and other outside services	1,264,000	1,296,000
Newsprint and printing expenses	557,000	473,000
Postage and delivery expenses	442,000	479,000
Depreciation and amortization	205,000	369,000
Other general and administrative expenses	943,000	1,227,000

	7,687,000	7,979,000

Income from operations	825,000	806,000
Other income and (expense)
Interest income	64,000	14,000
Interest expense	(77,000)	(31,000)

Income before taxes	812,000	789,000
Provision for income taxes	150,000	35,000

Net income	$662,000	$754,000

Weighted average number of common shares outstanding - basic and diluted	1,453,395	1,460,836

Basic and diluted net income per share	$.46	$.51

See accompanying Notes to Consolidated Financial Statements.

4 of 18

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six months ended March 31
	2005	2004
Revenues
Advertising	$8,434,000	$8,236,000
Circulation	4,798,000	5,136,000
Information systems and services	2,555,000	2,712,000
Advertising service fees and other	1,470,000	1,346,000

	17,257,000	17,430,000

Costs and expenses
Salaries and employee benefits	8,421,000	8,332,000
Commissions and other outside services	2,343,000	2,327,000
Newsprint and printing expenses	1,143,000	1,218,000
Postage and delivery expenses	895,000	966,000
Depreciation and amortization	398,000	640,000
Other general and administrative expenses	1,794,000	2,094,000

	14,994,000	15,577,000

Income from operations	2,263,000	1,853,000
Other income and (expense)
Interest income	110,000	25,000
Interest expense	(156,000)	(62,000)

Income before taxes	2,217,000	1,816,000
Provision for income taxes	450,000	85,000

Net income	$1,767,000	$1,731,000

Weighted average number of common shares outstanding - basic and diluted	1,453,885	1,461,615

Basic and diluted net income per share	$1.22	$1.18

See accompanying Notes to Consolidated Financial Statements.

5 of 18

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31
	2005	2004
Cash flows from operating activities
Net income	$1,767,000	$1,731,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	398,000	640,000
Deferred income taxes	461,000	(35,000)
Discount earned on U.S. Treasury Bills	(95,000)	(25,000)
Changes in assets and liabilities (Increase) decrease in current assets
Accounts receivable, net	128,000	1,780,000
Inventories	1,000	(2,000)
Prepaid expenses and other assets	(39,000)	(62,000)
Income taxes receivable	(86,000)	—
Increase (decrease) in current liabilities
Accounts payable	89,000	(1,360,000)
Accrued liabilities	(279,000)	(165,000)
Income taxes payable	—	(57,000)
Deferred subscription and other revenues	(669,000)	619,000

Cash provided by operating activities	1,676,000	3,064,000

Cash flows from investing activities
Purchases of U.S. Treasury Notes and Bills	(11,754,000)	(6,373,000)
Sales of U.S. Treasury Bills	11,000,000	5,600,000
Purchases of property, plant and equipment, net	(253,000)	(2,311,000)

Cash used for investing activities	(1,007,000)	(3,084,000)

Cash flows from financing activities
Payment of loan principals	(85,000)	(53,000)
Purchase of common and treasury stock	(40,000)	(119,000)

Cash used for financing activities	(125,000)	(172,000)

Increase (decrease) in cash and cash equivalents	544,000	(192,000)

Cash and cash equivalents
Beginning of period	290,000	491,000

End of period	$834,000	$299,000

Interest paid during period	$156,000	$62,000

See accompanying Notes to Consolidated Financial Statements.

6 of 18

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of March 31, 2005, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair statement of its financial position as of March 31, 2005, the results of operations for the three- and six-month periods ended March 31, 2005 and 2004 and its cash flows for the six months ended March 31, 2005 and 2004. The results of operations for the three- and six-months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

7 of 18

Note 4 - Operating Segments

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments
	Traditional Business	Sustain
Six months ended March 31, 2005
Revenues	$14,702,000	$2,555,000	$17,257,000
Income before taxes	1,897,000	320,000	2,217,000
Total assets	28,309,000	1,820,000	30,129,000
Capital expenditures	221,000	32,000	253,000
Depreciation and amortization	368,000	30,000	398,000
Provision for income taxes	415,000	35,000	450,000
Net income	1,482,000	285,000	1,767,000

Six months ended March 31, 2004
Revenues	$14,718,000	$2,712,000	$17,430,000
Income (loss) before taxes	1,841,000	(25,000)	1,816,000
Total assets	22,309,000	2,463,000	24,772,000
Capital expenditures	2,285,000	26,000	2,311,000
Depreciation and amortization	480,000	160,000	640,000
Provision for (benefit from) income taxes	800,000	(715,000)	85,000
Net income	1,041,000	690,000	1,731,000

Three months ended March 31, 2005
Revenues	$7,457,000	$1,055,000	$8,512,000
Income (loss) before taxes	864,000	(52,000)	812,000
Total assets	28,309,000	1,820,000	30,129,000
Capital expenditures	10,000	2,000	12,000
Depreciation and amortization	190,000	15,000	205,000
Provision for (benefit from) income taxes	195,000	(45,000)	150,000
Net income (loss)	669,000	(7,000)	662,000

Three months ended March 31, 2004
Revenues	$7,390,000	$1,395,000	$8,785,000
Income before taxes	745,000	44,000	789,000
Total assets	22,309,000	2,463,000	24,772,000
Capital expenditures	888,000	9,000	897,000
Depreciation and amortization	278,000	91,000	369,000
Provision for (benefit from) income taxes	275,000	(240,000)	35,000
Net income	470,000	284,000	754,000

8 of 18

Note 5 - Revenue Recognition

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

Note 6 - Income Tax Accounting

The Company recorded a tax provision of $85,000 for the six months ended March 31, 2004 because the remaining federal tax benefits, for financial statement purposes, from operating loss carry-forwards attributed to Sustain-segment losses in prior years were not sufficient to offset all of the Company’s taxes which otherwise would have been payable in fiscal 2004. During the six months ended March 31, 2005, the Company recorded a tax provision of $450,000 which is lower than the amount computed under statutory rates because it is now able to utilize the state tax benefits, for financial statement purposes, from Sustain-segment operating loss carry-forwards and federal research and development tax credits.

Note 7 - Debt and Other Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2009. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for comparable six-month periods ended March 31, 2005 and 2004 were $312,000 and $431,000, respectively.

As of March 31, 2005, the Company has two real estate loans: one of $1,656,000, which bears interest at 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in June of 2004, of $2,806,000, bears interest at the same rate of 6.84% and is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of our two buildings in Los Angeles.

Note 8 - Contingencies

Management has received information furnished by legal counsel on the current stage of all outstanding legal proceedings and the development of these matters to date. There has never been a resolution of the payment dispute between Sustain and a terminated outside service provider whose software development work was terminated by Sustain in April 2001 as a result of serious flaws and long delays. The terminated outside service provider filed for bankruptcy in December 2001 and stated in its filings with the U.S. Bankruptcy Court that it was considering bringing a collection action against Sustain. If it does, Sustain will assert counter-claims that completely offset the terminated outside provider’s claims. Sustain will vigorously defend any litigation or action brought by the terminated outside service provider, although no assurances can be made as to the ultimate outcome of the dispute. It is the opinion of management that adequate provision has been made for any amounts that may become due as a result of the dispute.

Sustain received a letter in April 2003 from counsel to the Ontario, Canada Ministry of the Solicitor General, Ministry of Public Safety and Security and Ministry of the Attorney General (collectively, the

9 of 18

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

10 of 18

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues were $17,257,000 and $17,430,000 for the six months ended March 31, 2005 and 2004, respectively. This decrease of $173,000 (1%) was primarily attributable to the declines in revenues from classified advertising, trustee foreclosure public notices, circulation and installation and licensing of Sustain software, partially offset by the increased revenues from display, governmental and other public notice advertising. (Revenues were $8,512,000 and $8,785,000 for the three months ended March 31, 2005 and 2004, respectively.)

Display advertising and conference revenues increased by $322,000, while classified advertising revenues decreased by $71,000. Public notice advertising revenues decreased by $53,000 primarily resulting from a decline in notices for trustee foreclosure sales because of a stronger housing market in California, partially offset by the increases in governmental and non-foreclosure public notice advertising. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 26% of the Company’s total revenues. The Daily Journals accounted for about 73% of the Company’s total circulation revenues, and their circulation levels decreased by about 6%, which is consistent with recent circulation trends. The court rule and judicial profile services generated about 17% of the total circulation revenues, with the other newspapers and services accounting for the balance. Total circulation revenues decreased by $338,000. Information system and service revenues decreased by $157,000 primarily because of reduced fees from the licensing of Sustain software. The Company’s revenues derived from Sustain’s operations constituted about 15% and 16% of the Company’s total revenues for the six months ended March 31, 2005 and 2004, respectively.

Costs and expenses decreased by $583,000 (4%) to $14,994,000 from $15,577,000. Newsprint and printing expenses decreased by $75,000 (6%) primarily because the court rules and judicial profiles services are now printed on the Company’s new inhouse digital copiers, partially offset by increased paper prices. Depreciation and amortization expenses decreased by $242,000 (38%) primarily due to more fully depreciated assets and the completion of the amortization of capitalized software acquired upon the purchase of Sustain in 1999. Other general and administrative expenses decreased by $300,000 (14%) primarily because of last year’s additional expenses for repairs and maintenance expenses for the Los Angeles facilities and for the relocation of the San Francisco office. These decreases were partially offset by an increase of personnel costs of $89,000 (for a total of $8,421,000). (Costs and expenses were $7,687,000 and $7,979,000 for the three months ended March 31, 2005 and 2004, respectively.)

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2005. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain’s internal development costs, which are primarily incremental costs, aggregated $592,000 and $635,000 for the six months ended March 31, 2005 and 2004, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit increased by $56,000 (3%) to $1,897,000 from $1,841,000 primarily resulting from increased revenues from display, governmental and other public notice advertising, partially offset by decreased revenues from classified and foreclosure public notice advertising and circulation. Sustain’s business segment pretax income increased $345,000 from a

11 of 18

loss of $25,000 to a profit of $320,000, primarily resulting from reduced personnel costs because of the expiration of two employment agreements in fiscal 2004, which were not renewed, and the completion of the amortization of capitalized software acquired upon the purchase of Sustain in 1999. These savings were partially offset by the decreased revenues associated with the installation and licensing of Sustain software by the courts. While the Company expects to continue receiving license fees as a result of these installations, future revenue from consulting services, which aggregated $1,335,000 during the six months ended March 31, 2005, may not continue at the levels experienced in 2004 and the first six months of 2005.

Consolidated net income was $1,767,000 and $1,731,000 for the six months ended March 31, 2005 and 2004, respectively. (Consolidated net income was $662,000 for the three months ended March 31, 2005 compared to $754,000 in the comparable prior year period.) On a pretax profit of $2,217,000 for the six months ended March 31, 2005, the Company recorded a tax provision of $450,000 which is lower than the amount computed under statutory rates because the Company is now able to use the state tax benefits, for financial statement purposes, from operating loss carry-forwards attributed to Sustain-segment losses in prior years and federal research and development tax credits. The tax provision was only $85,000 on a pretax profit of $1,816,000 for the six months ended March 31, 2004 because the Company was able to utilize in fiscal 2004 all of the remaining federal tax benefits, for financial statement purposes, from operating loss carry-forwards attributed to Sustain-segment losses in prior years. Net income per share increased to $1.22 from $1.18.

Liquidity and Capital Resources

During the six months ended March 31, 2005, the Company’s cash and cash equivalents and U.S. Treasury Note and Bill positions increased by $1,393,000. Cash and cash equivalents were used for the purchase of capital assets of $253,000, primarily for additional facilities and equipment in Los Angeles, and to purchase the Company’s common stock for an aggregate amount of $40,000. The cash provided by operating activities of $1,676,000 included a net decrease in prepayments for subscriptions of $260,000 and a decrease in software licenses and maintenance of $409,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities decreased by $1,388,000 for the six months ended March 31, 2005 as compared to the comparable prior year period primarily due to changes in current assets and liabilities, including the increases in accounts receivable of $1,652,000 and the decreases in deferred revenues of $1,288,000, partially offset by the increases in accounts payable of $1,449,000 and net income of $36,000. As of March 31, 2005, the Company had working capital of $11,218,000 before deducting the liability for deferred subscription revenues and other revenues of $6,641,000, which are scheduled to be earned within one year.

As of March 31, 2005, the Company has two real estate loans: one of $1,656,000, which bears interest at 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in June of 2004, of $2,806,000, bears interest at the same rate of 6.84% and is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of our two buildings in Los Angeles.

If the Company requires additional funds, it may, among other things, change Sustain’s development strategy or attempt to secure additional financing, which may or may not be available to the Company on acceptable terms.

12 of 18

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

13 of 18

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

The Company maintains a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills and Notes maturing within one year. Given the short-term nature of the investments and the fact that the Company had no outstanding borrowings except for the real estate loans which bear a fixed interest rate, the Company was not subject to material interest rate risk. The real estate loans of $1,656,000 and $2,806,000 each bears interest at approximately 6.84% and are repayable in equal monthly installments of about $18,000 through 2016 and $22,000 through 2024, respectively. Each loan is secured by one of our two buildings in Los Angeles.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended March 31, 2005.

14 of 18

PART II

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/05 - 1/31/05	1,000	$37.00	(a)	Not applicable
2/1/05 - 2/28/05	2	$43.75	(a)	Not applicable
3/1/05 - 3/31/05	60	$45.00	(a)	Not applicable
Total	1,062	$37.46	(a)	Not applicable

(a)	The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan, and therefore the Company’s per share earnings have not been diluted by grants of “units” under the Deferred Management Incentive Plan. Each unit entitles the recipient to a designated share of the pre-tax earnings of the Company on a consolidated basis, or a designated share of the pre-tax earnings attributable to only Sustain or the Company’s traditional business, depending on the recipient’s responsibilities. The January purchase of 1,000 shares was made in an open-market transaction, and the 62 shares that were purchased in February and March were made in privately negotiated transactions. The Company’s stock repurchase program remains in effect, and the Company plans to repurchase shares from time to time as it deems appropriate (including, if necessary, to prevent any additional dilution that may be caused by the Deferred Management Incentive Plan).

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting was held on February 2, 2005. The matters submitted to a vote of security holders were the election of directors and the ratification of the appointment of Ernst & Young LLP as independent accountants for the Company for the current fiscal year.

Each of the nominees to the Board of directors was elected. The following votes were received as to the election of the board of directors:

	Votes
Nominee’s Name	For	Withheld Authority	Broker Non-Votes
Charles T. Munger	1,446,128	8,276	0
J. P. Guerin	1,446,221	8,183	0
Gerald L. Salzman	1,446,053	8,351	0
Donald W. Killian, Jr.	1,446,068	8,336	0
George C. Good	1,446,085	8,319	0

Ernst & Young LLP was ratified as the Company’s independent accountants with 1,446,050 votes in favor, 7,602 votes against, 752 abstentions and no broker non-votes.

15 of 18

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

DATE: May 12, 2005

16 of 18