Form 10-Q
period 2005-06-30
DAILY JOURNAL CORP
filed 2005-08-15
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes: ☐   No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common Stock, par value $ .01 per share	1,500,598 shares

1 of 16

DAILY JOURNAL CORPORATION

2 of 16

PART I

Item 1.	FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30 2005	September 30 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$931,000	$290,000
U.S. Treasury Notes and Bills, at cost plus discount earned	9,825,000	10,966,000
Accounts receivable, less allowance for doubtful accounts of $300,000 at June 30, 2005 and September 30, 2004	4,466,000	4,068,000
Inventories	41,000	38,000
Prepaid expenses and other assets	172,000	174,000
Income taxes receivable	259,000	416,000
Deferred income taxes	1,877,000	2,259,000

Total current assets	17,571,000	18,211,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,880,000	12,861,000
Furniture, office equipment and computer software	3,083,000	2,900,000
Machinery and equipment	1,798,000	1,756,000

	17,761,000	17,517,000
Less accumulated depreciation	(5,991,000)	(5,465,000)

	11,770,000	12,052,000
U.S. Treasury Notes	2,998,000	—
Deferred income taxes	1,276,000	336,000

	$33,615,000	$30,599,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,282,000	$4,208,000
Accrued liabilities	4,207,000	3,904,000
Notes payable – current portion	180,000	172,000
Deferred subscription revenues and other revenues	6,713,000	7,310,000

Total current liabilities	15,382,000	15,594,000

Long term liabilities
Accrued liabilities	330,000	330,000
Notes payable – long term	4,239,000	4,375,000

Total long term liabilities	4,569,000	4,705,000

Commitments and contingencies (Notes 7 and 8)	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,500,598 shares, at June 30, 2005 and 1,501,810 at September 30, 2004, respectively, outstanding	15,000	15,000
Other paid-in capital	1,908,000	1,909,000
Retained earnings	12,647,000	9,282,000
Less 47,445 treasury shares, at June 30, 2005 and September 30, 2004, at cost	(906,000)	(906,000)

Total shareholders’ equity	13,664,000	10,300,000

	$33,615,000	$30,599,000

See accompanying Notes to Consolidated Financial Statements.

3 of 16

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30
	2005	2004
Revenues
Advertising	$4,545,000	$4,573,000
Circulation	2,414,000	2,534,000
Information systems and services	835,000	992,000
Advertising service fees and other	852,000	902,000

	8,646,000	9,001,000

Costs and expenses
Salaries and employee benefits	4,104,000	4,131,000
Commissions and other outside services	1,150,000	1,086,000
Newsprint and printing expenses	601,000	669,000
Postage and delivery expenses	447,000	483,000
Depreciation and amortization	203,000	335,000
Other general and administrative expenses	786,000	888,000

	7,291,000	7,592,000

Income from operations	1,355,000	1,409,000
Other income and (expense)
Interest income	89,000	13,000
Interest expense	(77,000)	(47,000)

Income before taxes	1,367,000	1,375,000
Benefit from (provision for) income taxes	275,000	(85,000)

Net income	$1,642,000	$1,290,000

Weighted average number of common shares outstanding - basic and diluted	1,453,203	1,458,367

Basic and diluted net income per share	$1.13	$.89

See accompanying Notes to Consolidated Financial Statements.

4 of 16

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine months ended June 30
	2005	2004
Revenues
Advertising	$12,979,000	$12,809,000
Circulation	7,212,000	7,670,000
Information systems and services	3,390,000	3,704,000
Advertising service fees and other	2,322,000	2,248,000

	25,903,000	26,431,000

Costs and expenses
Salaries and employee benefits	12,525,000	12,463,000
Commissions and other outside services	3,493,000	3,413,000
Newsprint and printing expenses	1,744,000	1,887,000
Postage and delivery expenses	1,342,000	1,449,000
Depreciation and amortization	601,000	975,000
Other general and administrative expenses	2,580,000	2,982,000

	22,285,000	23,169,000

Income from operations	3,618,000	3,262,000
Other income and (expense)
Interest income	199,000	38,000
Interest expense	(233,000)	(109,000)

Income before taxes	3,584,000	3,191,000
Provision for income taxes	(175,000)	(170,000)

Net income	$3,409,000	$3,021,000

Weighted average number of common shares outstanding - basic and diluted	1,453,658	1,460,536

Basic and diluted net income per share	$2.35	$2.07

See accompanying Notes to Consolidated Financial Statements.

5 of 16

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30
	2005	2004
Cash flows from operating activities
Net income	$3,409,000	$3,021,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	601,000	975,000
Deferred income taxes	(558,000)	(152,000)
Discount earned on U.S. Treasury Notes and Bills	(148,000)	(40,000)
Changes in other assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(398,000)	671,000
Inventories	(3,000)	(9,000)
Prepaid expenses and other assets	2,000	(3,000)
Income taxes receivable	157,000	—
Increase (decrease) in current liabilities
Accounts payable	74,000	(954,000)
Accrued liabilities	303,000	170,000
Income taxes payable	—	(80,000)
Deferred subscription and other revenues	(597,000)	99,000

Cash provided by operating activities	2,842,000	3,698,000

Cash flows from investing activities
Purchases of U.S. Treasury Notes and Bills	(19,709,000)	(13,629,000)
Sales of U.S. Treasury Bills	18,000,000	10,100,000
Purchases of property, plant and equipment, net	(318,000)	(2,667,000)

Cash used for investing activities	(2,027,000)	(6,196,000)

Cash flows from financing activities
Proceeds from loan	—	2,856,000
Payment of loan principals	(128,000)	(77,000)
Purchase of common and treasury stock	(46,000)	(189,000)

Cash (used for) provided by financing activities	(174,000)	2,590,000

Increase in cash and cash equivalents	641,000	92,000
Cash and cash equivalents
Beginning of period	290,000	491,000

End of period	$931,000	$583,000

Interest paid during period	$233,000	$109,000

See accompanying Notes to Consolidated Financial Statements.

6 of 16

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer magazine, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of June 30, 2005, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair statement of its financial position as of June 30, 2005, the results of operations for the three- and nine-month periods ended June 30, 2005 and 2004 and its cash flows for the nine months ended June 30, 2005 and 2004. The results of operations for the three- and nine-months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

7 of 16

Note 4 - Operating Segments

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments
	Traditional Business	Sustain
Nine months ended June 30, 2005
Revenues	$22,513,000	$3,390,000	$25,903,000
Income before taxes	3,543,000	41,000	3,584,000
Total assets	29,520,000	4,095,000	33,615,000
Capital expenditures	283,000	35,000	318,000
Depreciation and amortization	555,000	46,000	601,000
(Provision for) benefit from income taxes	(1,210,000)	1,035,000	(175,000)
Net income	2,333,000	1,076,000	3,409,000

Nine months ended June 30, 2004
Revenues	$22,727,000	$3,704,000	$26,431,000
Income (loss) before taxes	3,287,000	(96,000)	3,191,000
Total assets	27,012,000	3,263,000	30,275,000
Capital expenditures	2,639,000	28,000	2,667,000
Depreciation and amortization	776,000	199,000	975,000
(Provision for) benefit from income taxes	(1,400,000)	1,230,000	(170,000)
Net income	1,887,000	1,134,000	3,021,000

Three months ended June 30, 2005
Revenues	$7,811,000	$835,000	$8,646,000
Income (loss) before taxes	1,646,000	(279,000)	1,367,000
Total assets	29,520,000	4,095,000	33,615,000
Capital expenditures	62,000	3,000	65,000
Depreciation and amortization	187,000	16,000	203,000
(Provision for) benefit from income taxes	(795,000)	1,070,000	275,000
Net income	851,000	791,000	1,642,000

Three months ended June 30, 2004
Revenues	$8,009,000	$992,000	$9,001,000
Income (loss) before taxes	1,446,000	(71,000)	1,375,000
Total assets	27,012,000	3,263,000	30,275,000
Capital expenditures	354,000	2,000	356,000
Depreciation and amortization	296,000	39,000	335,000
(Provision for) benefit from income taxes	(600,000)	515,000	(85,000)
Net income	846,000	444,000	1,290,000

8 of 16

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

Note 6 - Income Tax Accounting

The Company recorded a tax provision of $170,000 for the nine months ended June 30, 2004 because the remaining federal tax benefits, for financial statement purposes, from operating loss carry-forwards attributed to Sustain-segment losses in prior years were not sufficient to offset all of the Company’s taxes which otherwise would have been payable in fiscal 2004. During the nine months ended June 30, 2005, the Company recorded a tax provision of $175,000 which is lower than the amount computed under statutory rates because it determined during the third quarter that it will be able to realize certain tax benefits, for financial statement purposes, including (i) the state tax benefits from Sustain-segment operating loss carry-forwards and (ii) federal research and development tax credits which will be recognized in the near term for tax purposes.

Note 7 - Debt and Other Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2009. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for comparable nine-month periods ended June 30, 2005 and 2004 were $459,000 and $618,000, respectively.

As of June 30, 2005, the Company has two real estate loans: one of $1,631,000, which bears interest at 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in June of 2004, of $2,788,000, bears interest at the same rate of 6.84% and is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of our two buildings in Los Angeles.

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

9 of 16

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

10 of 16

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations

Revenues were $25,903,000 and $26,431,000 for the nine months ended June 30, 2005 and 2004, respectively. This decrease of $528,000 (2%) was primarily attributable to the declines in revenues from public notice advertising, circulation and installation and licensing of Sustain software, partially offset by the increased revenues from display advertising. (Revenues were $8,646,000 and $9,001,000 for the three months ended June 30, 2005 and 2004, respectively.)

Display advertising and conference revenues increased by $332,000, while classified advertising revenues decreased by $33,000. Public notice advertising revenues decreased by $129,000 primarily resulting from a continuing decline in trustee foreclosure sales because of stronger housing markets in California and Arizona. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company’s total revenues. The Daily Journals accounted for about 73% of the Company’s total circulation revenues, and their circulation levels decreased by about 5%, which is consistent with recent circulation trends. The court rule and judicial profile services generated about 16% of the total circulation revenues, with the other newspapers and services accounting for the balance. Total circulation revenues decreased by $458,000. Information system and service revenues decreased by $314,000 primarily because of reduced fees from the installation and licensing of Sustain software. The Company’s revenues derived from Sustain’s operations constituted about 13% and 14% of the Company’s total revenues for the nine months ended June 30, 2005 and 2004, respectively.

Costs and expenses decreased by $884,000 (4%) to $22,285,000 from $23,169,000. Newsprint and printing expenses decreased by $143,000 (8%) primarily because the court rules and judicial profiles services are now printed on the Company’s new inhouse digital copiers, partially offset by increased paper prices. Depreciation and amortization expenses decreased by $374,000 (38%) primarily due to more fully depreciated assets and the completion of the amortization of capitalized software acquired upon the purchase of Sustain in 1999. Other general and administrative expenses decreased by $402,000 (13%) primarily because of last year’s additional expenses for repairs and maintenance of the Los Angeles facilities and for the relocation of the San Francisco office. These decreases were partially offset by an increase of personnel costs of $62,000 (for a total of $12,525,000). (Costs and expenses were $7,291,000 and $7,592,000 for the three months ended June 30, 2005 and 2004, respectively.)

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2005. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain’s internal development costs, which are primarily incremental costs, aggregated $985,000 and $971,000 for the nine months ended June 30, 2005 and 2004, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit increased by $256,000 (8%) to $3,543,000 from $3,287,000 primarily resulting from increased revenues from display advertising, partially offset by decreased revenues from public notice advertising and circulation. Sustain’s business segment pretax income increased $137,000 from a loss of $96,000 to a profit of $41,000, primarily resulting from

11 of 16

reduced personnel costs because of the expiration of two employment agreements in fiscal 2004, which were not renewed, and the completion of the amortization of capitalized software acquired upon the purchase of Sustain in 1999. These savings were partially offset by the decreased revenues associated with the installation and licensing of Sustain software by the courts. While the Company expects to continue receiving license fees as a result of its installations, future revenue from consulting services, which aggregated $1,609,000 during the nine months ended June 30, 2005, may not continue at the levels experienced in 2004 and the first nine months of 2005.

Consolidated net income was $3,409,000 and $3,021,000 for the nine months ended June 30, 2005 and 2004, respectively. (Consolidated net income was $1,642,000 for the three months ended June 30, 2005 compared to $1,290,000 in the comparable prior year period.) On a pretax profit of $3,584,000 for the nine months ended June 30, 2005, the Company recorded a tax provision of $175,000 which is lower than the amount computed under statutory rates because it determined during the third quarter that it will be able to realize certain tax benefits, for financial statement purposes, including (i) the state tax benefits from Sustain-segment operating loss carry-forwards and (ii) federal research and development tax credits which will be recognized in the near term for tax purposes. The tax provision was only $170,000 on a pretax profit of $3,191,000 for the nine months ended June 30, 2004 because the Company was able to utilize in fiscal 2004 all of the remaining federal tax benefits, for financial statement purposes, from operating loss carry-forwards attributed to Sustain-segment losses in prior years. Net income per share increased to $2.35 from $2.07.

Liquidity and Capital Resources

During the nine months ended June 30, 2005, the Company’s cash and cash equivalents and U.S. Treasury Note and Bill positions increased by $2,498,000. Cash and cash equivalents were used for the purchase of capital assets of $318,000, primarily for additional facilities and equipment in Los Angeles, and to purchase the Company’s common stock for an aggregate amount of $46,000. The cash provided by operating activities of $2,842,000 included a net decrease in prepayments for subscriptions of $560,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities decreased by $856,000 for the nine months ended June 30, 2005 as compared to the comparable prior year period primarily due to changes in current assets and liabilities, including the increases in accounts receivable of $1,069,000 and the decreases in deferred revenues of $696,000, partially offset by the increases in accounts payable of $1,028,000. As of June 30, 2005, the Company had working capital of $8,902,000 before deducting the liability for deferred subscription revenues and other revenues of $6,713,000, which are scheduled to be earned within one year.

As of June 30, 2005, the Company has two real estate loans: one of $1,631,000, which bears interest at 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in June of 2004, of $2,788,000, bears interest at the same rate of 6.84% and is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of our two buildings in Los Angeles.

If the Company requires additional funds, it may attempt to secure additional financing, which may or may not be available to the Company on acceptable terms.

12 of 16

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new

13 of 16

information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with the functionality and resources required for new and existing case management software projects; the success or failure of Sustain’s internal software development efforts; Sustain’s reliance on the time and materials professional services engagement with the California Administrative Office of the Courts for a substantial portion of its consulting revenues; the ultimate resolution, if any, of the dispute with the Ontario, Canada Ministries; material changes in the costs of materials; a further decline in subscriber and classified revenues; an inability to continue borrowing on current terms; possible changes in tax laws; collectibility of accounts receivable; potential increases in employee and consultant costs; attraction, training and retention of employees; changes in accounting guidance; and competitive factors in both the case management software business and the publishing business. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills and Notes maturing within two years. Given the nature of the investments and the fact that the Company had no outstanding borrowings except for the real estate loans which bear a fixed interest rate, the Company was not subject to material interest rate risk. The real estate loans of $1,631,000 and $2,788,000 each bears interest at approximately 6.84% and are repayable in equal monthly installments of about $18,000 through 2016 and $22,000 through 2024, respectively. Each loan is secured by one of our two buildings in Los Angeles.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended June 30, 2005.

14 of 16

PART II

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/05 - 4/30/05	90	$44.00	(a)	Not applicable
5/1/05 - 5/31/05	30	$37.00	(a)	Not applicable
6/1/05 - 6/30/05	30	$37.00	(a)	Not applicable
Total	150	$41.20	(a)	Not applicable

(a)	The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan, and therefore the Company’s per share earnings have not been diluted by grants of “units” under the Deferred Management Incentive Plan. Each unit entitles the recipient to a designated share of the pre-tax earnings of the Company on a consolidated basis, or a designated share of the pre-tax earnings attributable to only Sustain or the Company’s traditional business, depending on the recipient’s responsibilities. All shares purchased during the quarter were made in privately negotiated transactions. The Company’s stock repurchase program remains in effect, and the Company plans to repurchase shares from time to time as it deems appropriate (including, if necessary, to prevent any additional dilution that may be caused by the Deferred Management Incentive Plan).

15 of 16

Item 6.	EXHIBITS

31	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAILY JOURNAL CORPORATION
(Registrant)

/s/ Gerald L. Salzman
Gerald L. Salzman
Chief Executive Officer
President
Chief Financial Officer
Treasurer

DATE: August 12, 2005

16 of 16