Form 10-K
period 2005-09-30
DAILY JOURNAL CORP
filed 2005-12-29
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 123-2 of the Exchange Act):    Yes  ☐    No  ☒

As of the last business day of Daily Journal Corporation’s most recently completed second fiscal quarter, the aggregate market value of Daily Journal Corporation’s voting stock held by non-affiliates was approximately $26,950,000.

As of December 16, 2005 there were outstanding of 1,500,598 shares of Common Stock of Daily Journal Corporation.

Documents incorporated by reference: Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during February 2006 are incorporated by reference into Part III.

Disclosure Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with the functionality and resources required for new and existing case management software projects; the success or failure of Sustain’s internal software development efforts; Sustain’s reliance on the time and materials professional services engagement with the California Administrative Office of the Courts for a substantial portion of its consulting revenues; the ultimate resolution, if any, of the disputes with the Ontario, Canada Ministries and a former outside service provider; material changes in the costs of materials; a further decline in subscriber and classified revenues; an inability to continue borrowing on current terms; possible changes in tax laws; collectibility of accounts receivable; potential increases in employee and consultant costs; attraction, training and retention of employees; changes in accounting guidance; and competitive factors in both the case management software business and the publishing business. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1. Business

The Company publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer and 8-K magazines, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. SUSTAIN Technologies, Inc. (“Sustain”), now a 93% owned subsidiary as of September 30, 2005, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada. The financial information of the Company and Sustain is set forth in Item 8 (“Financial Statements and Supplementary Data”).

Products

Newspapers and related online publications. The Company publishes 13 newspapers of general circulation. Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus with regard to its news coverage, thereby attracting readers interested in obtaining information about that area through a newspaper format. During fiscal 2005, the Company discontinued publishing the Antelope Valley Journal which had about 100 subscribers. The publications are based in the following cities:

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

The Los Angeles Daily Journal and the San Francisco Daily Journals are geared toward their respective regions, but contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2005, the Los Angeles Daily Journal had approximately 9,200 paid subscribers and the San Francisco Daily Journal had approximately 4,200 paid subscribers as compared with total paid subscriptions of 14,200 at September 30, 2004. In addition, The Daily Journals are sold on some newsstands. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 51% to subscriptions and 49% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 42% of the Company’s total revenues during fiscal 2005, 42% during fiscal 2004 and 43% during fiscal 2003.

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

During fiscal 2005 Daily Journal Extra, a weekly supplement to The Daily Journals that featured (i) in-depth coverage of current topics of interest to lawyers with a focus on the business aspects of the practice of law and (ii) important settlements and verdicts along with the attorneys and experts representing each party, was discontinued, with its content transitioned into the pages of The Daily Journals.

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

The Company publishes the California Directory of Attorneys (the “Directory”), which is updated and published semiannually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges, arbitrators and mediators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals. In addition, there are about 5,500 directories sold. The regular annual rate is $43.

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, Sacramento and San Diego counties receive copies by hand delivery, and additional copies are distributed through newsstands and by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $640.

Much of the information contained in The Daily Journals is available to subscribers online at www.dailyjournal.com. There is a charge to use some parts of this online service.

Daily Commerce. Published since 1917, the Daily Commerce, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The nature of the news coverage enhances the effectiveness of public notice advertising in distributing information about foreclosures to potential buyers at foreclosure sales. The features of the paper include default listings, probate estate sales and real estate examination applicants. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day. It had approximately 900 paid subscriptions at September 30, 2005. A subscription to the Daily Commerce is $244 per year, and it is primarily distributed by mail.

California Real Estate Journal. The California Real Estate Journal (the “Real Estate Journal”) is a weekly newspaper directed primarily to persons interested in the commercial real estate market, including real estate brokers, developers, bankers and real estate lawyers. The Real Estate Journal carries news and features such as the status of commercial projects, financial information and articles on brokers and transactions, including defaults and new financings. It carries display and classified advertising. At September 30, 2005, the Real Estate Journal had a circulation of approximately 2,400 paid subscribers at an annual subscription rate of $108 and 1,000 requester and other subscribers. It is distributed by mail and hand delivery. In addition, there is an online news service.

The Daily Recorder. The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it. Among the regular features of The Daily Recorder are news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising. The Daily Recorder currently has approximately 850 paid subscribers, and is distributed by hand and by mail. The current subscription rate is $278 per year.

The Inter-City Express. The Inter-City Express (the “Express”) has been published since 1909. It covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries both commercial and public notice advertising. The Express is published two days a week and is mailed to its approximately 400 subscribers. The annual subscription rate is $150.

San Jose Post-Record. The San Jose Post-Record (the “Post-Record”) has been published since 1910. In addition to general news of local interest, the Post-Record, which is published three days a week, focuses on legal and real estate news and carries commercial and public notice advertising. A yearly subscription to the Post-Record is $122. It has approximately 250 subscribers, all of whom receive it by mail.

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

Orange County Reporter. The Orange County Reporter (“Orange Reporter”) has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Orange Reporter reports local and state legal, business and real estate news, and carries primarily public notice advertising. The Orange Reporter is mailed three days a week to approximately 300 paid and requester subscribers. The annual subscription rate is $87.

San Diego Commerce. The San Diego Commerce is a thrice-weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves legal and real estate professionals in San Diego County. It has approximately 150 paid subscribers. The annual subscription rate is $63, covering distribution by mail.

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

Nevada Journal. The Company acquired the Nevada Supreme Court Reporter in 1994, and the name was changed to the Nevada Journal. Besides stories of general interest and those concerning the courts and legal communities, the Nevada Journal features summaries and full-text opinions issued by the Nevada State and Federal Courts. Special features include local verdicts and settlements, bar examination results and articles on federal opinions. Both commercial and public notice advertising appear in the newspaper. The weekly Nevada Journal, as of September 30, 2005, had approximately 50 subscribers. The yearly subscription rate is $152. Much of the information in the Nevada Journal is available to its subscribers online.

Magazines. Since 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the “State Bar”). The magazine was published by the Company in cooperation with the State Bar until December 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper.

The magazine is mailed free to the active members of the State Bar of California and also has approximately 400 paid subscribers. An annual subscription to California Lawyer is $84.

In 2005 the Company commenced publishing 8-K, a quarterly legal magazine for business executives. It is mailed free to about 15,000 corporate officers of major U.S. corporations and California corporate counsels.

Information Services. The specialized information services offered by the Company have grown out of its newspaper operations or have evolved in response to a desire for such services primarily from its newspaper subscribers.

The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 3,500 subscribers at September 30, 2005 paying $278 per year. Court Rules reproduces court rules for certain state and federal courts in California. The Court Rules appear in two versions, one of which covers Northern California courts (nine volumes) and one of which covers Southern California courts (eight volumes). The Company updates Court Rules on a monthly basis. In addition, the Company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties. In addition, the Company publishes single-volume rules for the Federal District Court in the Southern District of California, Federal District Court in the Central District of California and California Probate Rules. In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $60 to $90 per year and volumes are normally updated or replaced whenever there are substantial rule changes. At September 30, 2005, the Company had approximately 4,000 subscribers for its Local Rules publications.

The Judicial Profiles services contain biographical and professional information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. The Judicial Profiles include biographical data and financial disclosure statements on judges and information supplied by each judge regarding the judge’s policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the seven-volume set for Southern California or the six-volume set for Northern California. The approximately 850 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $365 for each or $500 for both per year.

The Company also provides computer online foreclosure information to about 500 customers. This service primarily provides distressed property information, some of which also appears in some of the Company’s newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information.

Special Online Information Services Supplementing Traditional Services. The Company, like most modern newspapers, supplements service to Daily Journal subscribers and advertisers with an increasing Internet-based online information service. Some of this online service comes as part of a newspaper subscription or advertising placement, with no additional charges, and some can be obtained only when customers pay additional charges. So far, in this activity, incremental costs have exceeded supplemental incremental revenues. The Company believes its online service must offer attractive content, partly to defend existing profits through continuous product improvement, and partly in the hope of eventually obtaining profits from services not traditionally rendered by newspapers.

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

Public notice advertising revenues and related advertising and other service fees for the Company constituted about 27% of the Company’s total revenues in fiscal 2005, 27% in fiscal 2004 and 28% in fiscal 2003. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from the publication in which the advertising is placed and (iii) filing service fees generated when filing notices with government agencies. The remainder of these revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, service fees for public record searches, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

In many states, including California and Arizona, legislatures have considered various proposals, which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company’s public notice advertising revenues.

Information Systems and Services. In January 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and certain of its shareholders. As of September 30, 2005, the Company owned 93% of Sustain. Sustain has installations in ten states and three countries, and many of its clients have more than a decade of experience with the Sustain product line. The Company’s revenues derived from Sustain’s operations constituted about 12% of the Company’s total revenues in fiscal 2005, 13% in fiscal 2004 and 12% in fiscal 2003. In recent years, a substantial majority of Sustain’s consulting revenues have come from projects for the California Administrative Office of the Courts. The level of services that Sustain is called upon to perform can fluctuate over time, and a reduction in the revenue generated by these types of projects could have a materially adverse impact on Sustain’s business. As a technology based company, Sustain’s success depends on the continued development and improvement of its products. The Company’s expenditures in support of the Sustain software are highly significant and will continue to be necessary to maintain and increase Sustain’s revenues. Sustain’s internal development costs, which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2006. If the Company is unable to fund all such development, or if the development programs are not successful, it will negatively affect the Company’s ability to maximize its existing investment in the Sustain software and to compete for new opportunities in the case management software business.

Printing. The Company’s main printing facilities are located in Los Angeles and currently are used primarily to print the Daily Journals and its supplements, the Daily Commerce, the Post-Record, The Express, The Daily Recorder and its supplements, the Orange Reporter, the Herald-Recorder and the Real Estate Journal. In fiscal 2003 the Company installed new computer-to-plate production equipment in Los Angeles. In fiscal 2004 the Company installed digital copiers and other equipment for the printing of the Judicial Profiles, the Court Rules and items such as legal advertising and office forms, promotional flyers and other material for its publications and for a few other customers. The San Diego Commerce, the Business Journal, the Record Reporter, and the Directory, as well as the California Lawyer and 8-K magazines, are printed by outside contractors.

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

An adequate supply of newsprint and other paper is important to the Company’s operations. The Company currently does not have a contract with paper suppliers. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. Since 2003, the price of paper has increased moderately. Paper prices may fluctuate substantially in the future, and this could significantly impact income from operations.

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

The Company’s court rules publications face competition in both the Southern California market as well as in Northern California. In addition, the Company expects increased competition from online court rules services and the Courts. Subscriptions to the multi-volume Court Rules and Local Rules volumes have declined during fiscal 2005. The Company’s Judicial Profile services have direct competition and also indirect competition, since some of the same information is available through other sources.

The pricing of the Company’s products is reviewed every year. Subscription price increases have in recent years exceeded inflation, as have advertising rate increases.

There is significant competition among a limited number of companies to provide services and software to the courts, and some of these companies are much larger and have greater access to capital and other resources than Sustain. Others provide services for a limited number of courts. Normally, the vendor is selected through a bidding process, and often the courts will express a preference for, or even require, larger vendors. Many courts now desire Internet solutions to centralize databases and their management, and to facilitate electronic filing and the publishing of certain information from case management systems. The Sustain product line provides a version of these services, but there are many uncertainties in the process of courts migrating to newer electronic based systems, including whether Sustain’s version of case management systems will find general acceptance and whether the development and modification of such systems can be done in a cost effective manner. The Company is in the process of developing new Internet-based software, but an inability to fully fund and develop a marketable product could impact the Company’s ability to compete in the case management software business. Most of Sustain’s consulting revenues presently come from the installation projects for the California Administrative Office of the Courts. As a California state government agency that relies on the state legislature for its appropriations, the AOC may be subject to budget constraints. If those constraints result in a scaling back of the installation projects or an inability of the AOC to pay for Sustain’s services, Sustain’s revenues would be materially affected. The installation projects for the AOC are billed primarily on a time-and-materials basis, and the AOC may terminate the agreement governing the project at its convenience upon 30 days notice.

Employees

The Company employs approximately 260 full-time employees and about 15 part-time employees including about 20 employees at Sustain. Sustain also engages independent contractors for development and consulting projects. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

Executive Officers of the Registrant

The table below sets forth certain information with regard to the one executive officer who is not a director of the Company. All of the executive officers of the Company serve at the pleasure of the Board of Directors.

Name	Age	Principal Occupation Last Five Years
Ira A. Marshall, Jr.	82	Secretary of the Company since 1977; Mr. Marshall is a private investor and businessman making investments for his own account and is a Trustee of Mesabi Trust, which collects and distributes royalties from Mesabi Trust’s interests in mining properties.

Working Capital

Traditionally, the Company has generated sufficient cash flow from operations to cover all its needs without significant borrowing except for the two real estate loans which are secured by the Company’s facilities in Los Angeles. To a very considerable extent, the Company benefits in this regard from the fact that both subscriptions and Sustain software maintenance and license fees are generally paid a year in advance. If the Company’s overall cash need exceeds cash flow from operations and its current working capital, the Company may attempt to secure additional financing which may or may not be available on acceptable terms.

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

Item 2. Properties

The Company owns office and printing facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2010.

The main Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, which is fully occupied by the Company. Approximately 75% of the building is devoted to office space and the remainder to printing and production equipment and facilities. In December 2003, the Company finished building a 37,000 square foot building and parking facilities on properties it acquired in 1996 and 1998. The new Los Angeles building provides additional office, production and storage space, and thus the Company no longer leases certain adjacent space from a third party. The Company occupies a portion of the new building’s first floor and will complete the build-out of the second floor as needed.

The Company leases in San Francisco approximately 10,500 square feet of office space (expiring in March 2009), and Sustain leases in Denver 6,200 square feet of office space (expiring in May 2006). In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years’ duration.

See Note 5 of Notes to Consolidated Financial Statements for information concerning rents payable under leases.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings. However, see Note 6 of Notes to Consolidated Financial Statements for information concerning certain unresolved disputes involving Sustain.

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

No matters were submitted to a vote of shareholders during the last quarter of the Company’s fiscal year ended September 30, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the sales prices of the Company’s common stock for the periods indicated. Quotations are as reported by the NASDAQ Capital Market.

	High	Low
Fiscal 2005
Quarter ended December 31, 2004	$38.93	$34.00
Quarter ended March 31, 2005	45.00	35.75
Quarter ended June 30, 2005	43.81	35.50
Quarter ended September 30, 2005	43.98	36.50

Fiscal 2004
Quarter ended December 31, 2003	$31.59	$26.77
Quarter ended March 31, 2004	36.50	30.50
Quarter ended June 30, 2004	36.50	33.00
Quarter ended September 30, 2004	36.87	31.00

As of December 15, 2005, there were approximately 1,200 holders of record of the Company’s common stock, and the last trade was at $43 per share.

The Company did not declare or pay any dividends during fiscal 2005 or 2004. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

From time to time, the Company has purchased shares, including treasury shares, of its common stock and may continue to do so. See Note 3 to consolidated financial statements. The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan. The Company’s stock repurchase program remains in effect. During fiscal 2005, the Company purchased 1,212 shares of common and treasury stock at an average price per share of $37.93. The Company did not purchase any of its common stock in the fourth quarter of fiscal 2005.

Item 6. Selected Financial Data

The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 2005. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included herein.

	Fiscal Year Ended September 30
	2005		2004	2003	2002	2001
	(Dollar amounts in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues
Advertising	$17,553		$17,009	$16,969	$17,359	$18,868
Circulation	9,588		10,149	10,375	11,044	11,346
Information systems and services	4,233		4,662	3,979	2,491	2,055
Advertising service fees and other	2,976		3,002	2,906	3,137	2,955
Gain from sale of property, net	—		—	—	274	—

	34,350		34,822	34,229	34,305	35,224

Costs and expenses
Salaries and employee benefits	17,078		16,488	16,535	17,275	17,863
Newsprint and printing expenses	2,250		2,477	2,413	2,702	3,557
Commissions and other outside services	4,614		4,661	4,912	4,950	4,328
Postage and delivery costs	1,754		1,923	1,985	1,993	2,034
Depreciation, amortization and goodwill impairment charges	821		1,340	2,356	2,544	3,877
Other general and administrative expenses	3,317		3,976	3,575	3,701	4,515
Writeoff and expense of capitalized software	—		—	—	—	15,048

	29,834		30,865	31,776	33,165	51,222

Income (loss) from operations	4,516		3,957	2,453	1,140	(15,998)
Other income and expenses
Interest income	361		74	100	63	101
Interest expense	(380)		(190)	(150)	(157)	(162)

Income (loss) before taxes	4,497		3,841	2,403	1,046	(16,059)
(Provision for) benefits from income taxes	(210	)(1)	(110)	—	180	2,000

Income (loss) before minority interest in net loss of subsidiary	4,287		3,731	2,403	1,226	(14,059)
Minority interest in net loss of subsidiary (7%)	—		—	—	—	686

Net income (loss)	$4,287		$3,731	$2,403	$1,226	$(13,373)

Weighted average number of common shares outstanding – basic and diluted	1,453,531		1,459,363	1,474,805	1,487,798	1,494,900

Basic and diluted net income (loss) per share	$2.95	(1)	$2.56	$1.63	$0.82	$(8.95)

	September 30
	2005		2004	2003	2002	2001
Consolidated Balance Sheet Data:
Working capital as conventionally reported	$3,750		$2,617	$(1,762)	$(2,962)	$(4,939)
Working capital before deductions of specified items (2)	10,631		9,927	5,147	4,263	2,838
Total assets	33,836		30,599	25,429	22,686	22,420
Shareholders’ equity	14,541		10,300	6,866	4,868	3,929

(1)	The Company’s fiscal 2005 provision for income taxes reflected certain non-recurring tax entries as discussed in Notes to Consolidated Financial Statements. Therefore, reported earnings in fiscal 2006, if pre-tax earnings remain substantial, will not benefit, as did fiscal 2005, from an extremely low income tax provision.
(2)	Before deducting for each of the five years the liability for deferred subscription revenue and other revenues which will be earned within one year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2005 Compared to 2004

Revenues were $34,350,000 and $34,822,000 for fiscal 2005 and 2004, respectively. This decrease of $472,000 (1%) was primarily attributable to the declines in revenues from public notice advertising, circulation and installation and licensing of Sustain software, partially offset by the increased revenues from display and classified advertising.

Display advertising, which includes net conference revenues, increased by $521,000, and classified advertising revenues increased by $54,000 primarily due to increased sales. Public notice advertising revenues decreased by $31,000 primarily resulting from a continuing decline in trustee foreclosure sales because of stronger housing markets in California and Arizona. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company’s total revenues. The Daily Journals accounted for about 74% of the Company’s total circulation revenues, and their circulation levels decreased by about 6%, which is consistent with recent circulation trends. The court rule and judicial profile services generated about 16% of the total circulation revenues, with the other newspapers and services accounting for the balance. Total circulation revenues decreased by $561,000. Information system and service revenues decreased by $429,000 primarily because of reduced fees from the installation and licensing of Sustain software. The Company’s revenues derived from Sustain’s operations constituted about 12% and 13% of the Company’s total revenues for fiscal 2005 and 2004, respectively.

Costs and expenses decreased by $1,031,000 (3%) to $29,834,000 from $30,865,000. Total personnel costs were $17,078,000, representing an increase of $590,000 (4%) primarily from the accruals pursuant to the Deferred Management Incentive Plan. Newsprint and printing expenses decreased by $227,000 (9%) primarily because the San Francisco Daily Journal is now printed inhouse in Los Angeles and the court rules and judicial profiles services are now printed on the Company’s new inhouse digital copiers, partially offset by increased paper prices. There was a decline in the number of subscribers that were also reflected in the decrease of postage and delivery expenses of $169,000 (9%). Depreciation and amortization expenses decreased by $519,000 (39%) primarily due to more fully depreciated assets. Other general and administrative expenses decreased by $659,000 (17%) including this year’s bad debt recoveries and last year’s additional expenses for repairs and maintenance of the Los Angeles facilities and for the relocation of the San Francisco office.

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2006. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain’s internal development costs, which are primarily incremental costs, aggregated $1,381,000 and $1,234,000 for fiscal 2005 and 2004, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit increased by $442,000 (10%) to $4,727,000 from $4,285,000 primarily resulting from increased revenues from display and classified advertising and decreased expenses, partially offset by decreased revenues from circulation. Sustain’s business segment pretax loss decreased $214,000 (48%) from a loss of $444,000 to $230,000, primarily resulting from reduced personnel costs because of the expiration of two employment agreements in fiscal 2004, which were not renewed. These savings were partially offset by the decreased revenues associated with the installation and licensing of Sustain software by the courts. While the Company expects to continue receiving license fees as a result of its installations, future revenue from consulting services, which aggregated $1,890,000 and $2,023,000 during fiscal 2005 and 2004, respectively, may not continue at those levels.

Consolidated net income was $4,287,000 and $3,731,000 for fiscal 2005 and 2004, respectively. On a pretax profit of $4,497,000 for 2005, the Company recorded a tax provision of $210,000 which is lower than the amount computed under statutory rates. During the fiscal year, the valuation allowance, recorded against the deferred tax assets in 2001 due to the uncertainty surrounding the timing of realizing in future tax returns the net operating loss carry-forwards resulting from the write-off and expense of Sustain capitalized software, was totally eliminated, primarily in the third quarter. This tax benefit, for financial statement purposes, was partially reduced in the fourth quarter by the recording of adjustments noted during an audit of prior tax filings, tax credits and tax reserves. As a result of these non-recurring tax related adjustments, the Company’s effective tax rate was 4.7% as compared to 2.9% in the prior year. The tax provision was only $110,000 on a pretax profit of $3,841,000 for fiscal 2004 because the Company was able to utilize in fiscal 2004 all of the remaining federal tax benefits, for financial statement purposes, from operating loss carry-forwards attributed to Sustain-segment losses in prior years. Net income per share increased to $2.95 from $2.56.

2004 Compared to 2003

Revenues were $34,822,000 and $34,229,000 for fiscal 2004 and 2003, respectively. This increase of $593,000 (2%) was primarily attributable to the increased revenues from display advertising and Sustain, partially offset by the declines in revenues from circulation and foreclosure legal notices.

Display advertising, which includes net conference revenues, increased by $447,000, while classified advertising revenues decreased by $123,000. Public notice advertising revenues decreased by $284,000 primarily resulting from a decline in trustee foreclosure sales because of stronger housing markets in California and Arizona. The Daily Journal accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company’s total revenues. Circulation revenues decreased an aggregate of $226,000, including those for the court rule services as more courts are now providing their rules online. The Daily Journals accounted for about 73% of the Company’s total circulation revenues, which decreased by $80,000. The court rule and judicial profile services generated about 17% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $683,000 primarily because of additional fees from the installation of Sustain software in the courts in several California counties. The Company’s revenues derived from Sustain’s operations constituted about 13% and 12% of the Company’s total revenues for fiscal 2004 and 2003, respectively.

Costs and expenses decreased by $911,000 (3%) to $30,865,000 from $31,776,000. Total personnel costs were $16,488,000, representing a decrease of $47,000. Commissions and other outside services declined by $251,000 (5%) primarily due to reduced outside computer consulting expenses primarily for the Sustain installations. Newsprint and printing expenses increased by $64,000 (3%) primarily due to increased paper prices and the additional contract printing of the San Francisco Daily Journal supplements, partially offset by less outside printing costs because the court rules and judicial profiles services are now printed on the Company’s new inhouse digital copiers. Depreciation and amortization expenses decreased by $1,016,000 (43%) primarily due to more fully depreciated assets and the completion of the amortization of capitalized software of about $3,023,000 acquired in the purchase of Sustain in 1999. (These and other fully amortized software costs were removed from the financial statements during fiscal 2004.) Other general and administrative expenses increased by $401,000 (11%) mainly because of the additional expenses for the new Los Angeles facilities and repairs and maintenance of the old Los Angeles facilities and equipment and because of the relocation of the San Francisco office.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth certain contractual obligations recorded in the consolidated financial statements as of September 30, 2005 (in thousands):

Contractual Obligations (000)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$4,375	$184	$407	$469	$3,315
Operating leases	1,191	468	572	151	—
Long-term accrued liabilities	830	—	325	173	332

Total commitments	$6,396	$652	$1,304	$793	$3,647

Liquidity and Capital Resources

During fiscal 2005, the Company’s cash and cash equivalents and U.S. Treasury Note and Bill positions increased by $3,521,000. Cash and cash equivalents were used for the purchase of capital assets of $642,000, primarily for additional facilities and equipment in Los Angeles, and to purchase the Company’s common stock for an aggregate amount of $46,000. The cash provided by operating activities of $4,196,000 included a net decrease in prepayments for subscriptions and other revenues of $429,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities decreased by $1,347,000 for 2005 as compared to the prior year primarily due to changes in current assets and liabilities, including the increases in accounts receivable of $2,433,000, partially offset by the decreases in accrued liabilities of $1,248,000, primarily from a reduction of tax reserves. As of September 30, 2005, the Company had working capital of $10,631,000 before deducting the liability for deferred subscription revenues and other revenues of $6,881,000, which are scheduled to be earned within one year.

As of September 30, 2005, the Company had two real estate loans: one of $1,605,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in June of 2004, of $2,770,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

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

The Company recognizes revenues from both the lease and sale of software products. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are recognized normally upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized as performed. Advertising revenues are recognized when advertisements are published. Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription or lease term.

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

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations. There were tax benefits, for financial statement purposes, from past Sustain-segment losses, but all of these benefits were used by the end of fiscal 2004.

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report. (See Notes 4-6 for income taxes, debt and commitments and contingencies.)

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills and Notes maturing within two years. Given the nature of the investments and the fact that the Company had no outstanding borrowing except for the two real estate loans, which bear a fixed interest rate, the Company was not subject to significant interest rate risk.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

Los Angeles, California

December 2, 2005

Item 8. Financial Statements and Supplementary Data

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$471,000	$290,000
U.S. Treasury Notes and Bills, at cost plus discount earned	11,308,000	10,966,000
Accounts receivable, less allowance for doubtful accounts of $250,000 and $300,000 at September 30, 2005 and 2004, respectively	4,364,000	4,068,000
Inventories	53,000	38,000
Prepaid expenses and other assets	162,000	174,000
Income tax receivable	—	416,000
Deferred income taxes	1,666,000	2,259,000

Total current assets	18,024,000	18,211,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,876,000	12,861,000
Furniture, office equipment and computer software	3,102,000	2,900,000
Machinery and equipment	1,818,000	1,756,000

	17,796,000	17,517,000
Less accumulated depreciation	(5,923,000)	(5,465,000)

	11,873,000	12,052,000
U.S. Treasury Notes	2,998,000	—
Deferred income taxes	941,000	336,000

	$33,836,000	$30,599,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,908,000	$4,208,000
Accrued liabilities	2,529,000	3,904,000
Income taxes	772,000	—
Notes payable – current portion	184,000	172,000
Deferred subscription revenue and other revenues	6,881,000	7,310,000

Total current liabilities	14,274,000	15,594,000

Long term liabilities
Accrued liabilities	830,000	330,000
Notes payable – long term	4,191,000	4,375,000

Total long term liabilities	5,021,000	4,705,000

Commitments and contingencies (Notes 5 and 6)	—	—

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,500,598 shares and 1,501,810 shares outstanding, respectively	15,000	15,000
Other paid-in capital	1,908,000	1,909,000
Retained earnings	13,524,000	9,282,000
Less 47,445 treasury shares, at September 30, 2005 and 2004, at cost	(906,000)	(906,000)

Total shareholders’ equity	14,541,000	10,300,000

	$33,836,000	$30,599,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended September 30
	2005	2004	2003
Revenues
Advertising	$17,553,000	$17,009,000	$16,969,000
Circulation	9,588,000	10,149,000	10,375,000
Information systems and services	4,233,000	4,662,000	3,979,000
Advertising service fees and other	2,976,000	3,002,000	2,906,000

	34,350,000	34,822,000	34,229,000

Costs and expenses
Salaries and employee benefits	17,078,000	16,488,000	16,535,000
Newsprint and printing expenses	2,250,000	2,477,000	2,413,000
Commissions and other outside services	4,614,000	4,661,000	4,912,000
Postage and delivery expenses	1,754,000	1,923,000	1,985,000
Depreciation and amortization	821,000	1,340,000	2,356,000
Other general and administrative expenses	3,317,000	3,976,000	3,575,000

	29,834,000	30,865,000	31,776,000

Income from operations	4,516,000	3,957,000	2,453,000
Other income and expenses
Interest income	361,000	74,000	100,000
Interest expense	(380,000)	(190,000)	(150,000)

Income before taxes	4,497,000	3,841,000	2,403,000
Provision for income taxes	(210,000)	(110,000)	—

Net income	$4,287,000	$3,731,000	$2,403,000

Weighted average number of common shares outstanding – basic and diluted	1,453,531	1,459,363	1,474,805

Basic and diluted net income per share	$2.95	$2.56	$1.63

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Other Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	Share	Amount
Balance at September 30, 2002	1,525,618	$15,000	$1,939,000	$3,784,000	$(870,000)	$4,868,000
Net income	—	—	—	2,403,000	—	2,403,000
Purchase of common stock	(16,115)	—	(20,000)	(385,000)	—	(405,000)

Balance at September 30, 2003	1,509,503	15,000	1,919,000	5,802,000	(870,000)	6,866,000
Net income	—	—	—	3,731,000	—	3,731,000
Purchase of common stock	(7,693)	—	(10,000)	(251,000)	—	(261,000)
Purchase of treasury stock	—	—	—	—	(36,000)	(36,000)

Balance at September 30, 2004	1,501,810	15,000	1,909,000	9,282,000	(906,000)	10,300,000
Net income	—	—	—	4,287,000	—	4,287,000
Purchase of common stock	(1,212)	—	(1,000)	(45,000)	—	(46,000)

Balance at September 30, 2005	1,500,598	$15,000	$1,908,000	$13,524,000	$(906,000)	$14,541,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30
	2005	2004	2003
Cash flows from operating activities
Net income	$4,287,000	$3,731,000	$2,403,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	821,000	1,340,000	2,356,000
Deferred income taxes	(12,000)	(232,000)	(205,000)
Discount earned on U.S. Treasury Bills	(185,000)	(38,000)	(8,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(296,000)	2,137,000	(252,000)
Income tax receivable	416,000	(416,000)	—
Inventories	(15,000)	(16,000)	(4,000)
Prepaid expenses and other assets	12,000	40,000	(73,000)
Increase (decrease) in current liabilities
Accounts payable	(300,000)	(1,697,000)	819,000
Accrued liabilities	(875,000)	373,000	237,000
Income tax payable	772,000	(80,000)	80,000
Deferred subscription and other revenues	(429,000)	401,000	(316,000)

Cash provided by operating activities	4,196,000	5,543,000	5,037,000

Cash flows from investing activities
Sales of U.S. Treasury Bills	20,400,000	11,964,000	9,649,000
Purchases of U.S. Treasury Notes and Bills	(23,555,000)	(17,300,000)	(10,947,000)
Purchases of property, plant and equipment, net	(642,000)	(2,850,000)	(3,281,000)

Cash used for investing activities	(3,797,000)	(8,186,000)	(4,579,000)

Cash flows from financing activities
Loan proceeds	—	2,857,000	—
Payment of loan principal	(172,000)	(118,000)	(75,000)
Purchase of common and treasury stock	(46,000)	(297,000)	(405,000)

Cash (used for) provided by financing activities	(218,000)	2,442,000	(480,000)

Increase (decrease) in cash and cash equivalents	181,000	(201,000)	(22,000)

Cash and cash equivalents
Beginning of year	290,000	491,000	513,000

End of year	$471,000	$290,000	$491,000

Interest paid during year	$380,000	$190,000	$150,000

Income taxes paid during year	$400,000	$657,000	$35,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND OPERATIONS

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer and 8-K magazines, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of September 30, 2005, has been consolidated since it was acquired in January 1999. (See Note 2.) Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

2. ACQUISITIONS

In 1999 the Company acquired an 80% equity interest in Sustain for cash of $6.67 million. The Company periodically acquired additional equity interests in Sustain through October 2001 for cash of approximately $7 million primarily paid to Sustain pursuant to rights offerings. Since October 2001 Sustain has been a 93% owned subsidiary of the Company. The results of operations for the additional ownership interests have been included in the financial statements from the dates of such acquisitions. The acquisitions were accounted for using the purchase method of accounting; accordingly, the purchase price in excess of the net assets was allocated to goodwill and purchased software and then written off through fiscal 2001. Since fiscal 2001, the Company has not allocated losses to the minority interest of Sustain as there has been a deficit in the minority interest balance. The minority interest had accumulated deficit balances of $650,000 and $640,000 as of September 30, 2005 and 2004, respectively.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of the Daily Journal Corporation and its 93% owned subsidiary, Sustain. All significant intercompany accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risk: We extend unsecured credit to most of our advertising customers. We recognize that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Credit exposure also includes the amount of estimated unbilled sales. Credit limits, setting and maintaining credit standards, and managing the overall quality of the credit portfolio is largely centralized. The level of credit is influenced by the customer’s credit history with us.

We maintain a reserve account for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to pay, additional allowances might be required. Payment in advance for some advertising and circulation revenue has assisted us in controlling our bad debt losses.

Cash equivalents: The Company considers all highly liquid investments, including U.S. Treasury Bills with a maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments: The carrying amounts of cash, investments in U.S. Treasury Notes and Bills, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments. The Company has a $3,000,000 U.S. Treasury Note which it intends to hold to maturity on April 30, 2007. At September 30, 2005, this note had a carrying value of $2,998,000 and was classified as a non-current asset.

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

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2005, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets have been depreciated using an accelerated method for both financial statement and tax purposes.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Sustain Software: The Company is continuing its internal Sustain software development efforts. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. If these developments are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain software development costs ($1,381,000 and $1,234,000 during fiscal 2005 and 2004, respectively), which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2006.

Revenue Recognition: Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription or lease term. Advertising revenues are recognized when advertisements are published.

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

Deferred Management Incentive Plan: In fiscal 1987 the Company implemented a Deferred Management Incentive Plan that entitles an employee to participate in pre-tax earnings of the Company. In 2003 the Company modified the Plan to provide employees with three different types of non-negotiable incentive certificates based on the nature of the particular participants’ responsibilities. Each certificate entitles the participant to a specified share of the applicable pre-tax earnings in the year of grant and to receive the same percentage of pre-tax earnings in each of the next nine years provided they remain employed or are in retirement following employment to age 65. Participant interests entitled employees to receive 4.24% and 4.16% (amounting to $286,110 and $231,000, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation and supplemental compensation expenses, 2.44% and 1.72% (amounting to $0 for both years) for Sustain and 8.2% and 8.2% (amounting to $510,600 and $396,640, respectively) for Daily Journal consolidated in fiscal 2005 and 2004. One major participant in the Plan is over 65, but not retired. The Company has accrued $830,000 for the Plan’s future commitment, thus increasing the accrual in fiscal 2005 by $500,000.

Treasury stock and net income per common share: As of September 30, 2005 and 2004, the Company owned 47,445 each of the 599,409 units of a limited partnership that has no known liabilities and owns as its sole asset 599,409 shares of common stock of Daily Journal Corporation. This investment, at a total cost of $906,000 at September 30, 2005, is considered treasury stock and is excluded from the calculation of weighted average shares. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,453,531 for 2005, 1,459,363 for 2004 and 1,474,805 for 2003. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

4. INCOME TAXES

The provision for income taxes (benefits) consists of the following:

	2005	2004	2003
Current:
Federal	$211,000	$225,000	$—
State	11,000	117,000	207,000

	222,000	342,000	207,000

Deferred:
Federal	(474,000)	(225,000)	(207,000)
State	462,000	(7,000)	—

	(12,000)	(232,000)	(207,000)

	$210,000	$110,000	$—

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2005	2004	2003
Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise taxes (net of federal tax benefit)	5.8	5.8	5.8
Change in valuation allowance	(28.6)	(35.9)	(39.6)
Adjustment to prior tax filings, tax credits and tax reserves	(5.0)	—	—
Other, net	(1.5)	(1.0)	(.2)

Effective tax rate	4.7%	2.9%	—

The Company’s deferred income tax assets were comprised of the following at September 30:

	2005	2004	2003
Deferred tax assets attributable to:
Accrued liabilities, including vacation pay accrual	$1,768,000	$1,736,000	$1,671,000
Bad debt reserves not yet deductible	99,000	120,000	159,000
Depreciation and amortization	593,000	669,000	812,000
Cash/accrual accounting method change	—	395,000	395,000
Net operating loss and research credit carry-forwards, other	147,000	959,000	1,990,000

Total deferred tax assets	2,607,000	3,879,000	5,027,000
Deferred tax asset – valuation allowance	—	(1,284,000)	(2,664,000)

Net deferred tax asset	$2,607,000	$2,595,000	$2,363,000

At September 30, 2005, the Company has a deferred tax asset of $2,607,000 primarily related to accrued liabilities not currently deductible for tax purposes, depreciation and fiscal 2001’s net California operating loss carry-forward which expires in 2016. During the third and fourth quarters of the fiscal year, the previously recorded valuation allowance was completely reversed as the uncertainty surrounding the timing of realizing in future tax returns the net operating loss carry-forwards resulting from the write-off and expense of Sustain capitalized software was eliminated.

During the fourth quarter, there were two tax entries that netted to the benefit of the tax provision of $215,000. A recent audit of prior tax filings noted that there should be (i) a reduction of Sustain’s available tax credits and carry-forwards, previously recognized for financial statement purposes, and therefore an increase in the tax provision of $545,000, and (ii) a reduction of the tax filing reserve related to the Sustain write-off of $760,000 from $1,250,000 in accrued liabilities to $490,000 in income taxes payable.

The Company has net operating losses available to be carried forward to offset future taxable income as follows:

Fiscal Year Generated	Amount	Fiscal Year Expiration
2001	$1,776,000 (California NOL only)	2016

5. DEBT AND COMMITMENTS

As of September 30, 2005, the Company has two real estate loans: one of $1,605,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in June of 2004, of $2,770,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2010. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for the fiscal years 2005, 2004 and 2003 were $609,000, $801,000 and $930,000, respectively.

The following table represents the Company’s future obligations:

	Payments Due by Fiscal Year
	2006	2007	2008	2009	2010	2011 and after	Total
Long-term debt	$184,000	$197,000	$210,000	$226,000	$243,000	$3,315,000	$4,375,000
Operating leases	468,000	299,000	273,000	142,000	9,000	—	1,191,000
Long-term accrued liabilities	—	185,000	140,000	105,000	68,000	332,000	830,000

Total commitments	$652,000	$681,000	$623,000	$473,000	$320,000	$3,647,000	$6,396,000

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

7. OPERATING SEGMENTS

The Company has two segments of business. The Company’s reportable segments are (1) the traditional business and (2) Sustain. The traditional business segment publishes the Company’s newspapers and a magazine and produces several specialized information services. The Sustain segment provides the SUSTAIN® family of products which consists of technologies and applications to enable justice agencies to automate their operations. The accounting policies of the reportable segments are the same as those described in Note 3 of Notes to Consolidated Financial Statements. Inter-segment transactions were eliminated. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments
	Traditional Business	Sustain
	(in thousands)
2005
Revenues	$30,117	$4,233	$34,350
Income (loss) before taxes	4,727	(230)	4,497
Total assets	30,694	3,142	33,836
Capital expenditures	607	35	642
Depreciation and amortization	758	63	821
Income tax benefits (expenses)	(605)	395	(210)
Net income	4,122	165	4,287

2004
Revenues	$30,160	$4,662	$34,822
Income (loss) before taxes	4,285	(444)	3,841
Total assets	27,170	3,429	30,599
Capital expenditures	2,810	40	2,850
Depreciation and amortization	1,097	243	1,340
Income tax benefits (expenses)	(1,850)	1,740	(110)
Net income	2,435	1,296	3,731

2003
Revenues	$30,250	$3,979	$34,229
Income (loss) before taxes	4,599	(2,196)	2,403
Total assets	21,001	4,428	25,429
Capital expenditures	3,226	55	3,281
Depreciation and amortization	1,511	845	2,356
Income tax benefits (expenses)	(1,800)	1,800	—
Net income (loss)	2,799	(396)	2,403

8. RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

	Quarter ended
	12/04	03/05	06/05	09/05
	(in thousands except per share amounts)
2005
Revenues	$8,745	$8,512	$8,646	$8,447
Costs and expenses	7,307	7,687	7,291	7,549
Income from operations	1,438	825	1,355	898
Other income (expense)	(33)	(13)	12	15
Income before taxes	1,405	812	1,367	913
(Provision for) benefit from income taxes	(300)	(150)	275	(35)
Income before minority interest in net loss of subsidiary	1,105	662	1,642	878
Net income	1,105	662	1,642	878
Basic and diluted net income per share	.76	.46	1.13	.60

	12/03	03/04	06/04	09/04
2004
Revenues	$8,645	$8,785	$9,001	$8,391
Costs and expenses	7,598	7,979	7,592	7,696
Income from operations	1,047	806	1,409	695
Other income (expense)	(20)	(17)	(34)	(45)
Income before taxes	1,027	789	1,375	650
(Provision for) benefit from income taxes	(50)	(35)	(85)	60
Income before minority interest in net loss of subsidiary	977	754	1,290	710
Net income	977	754	1,290	710
Basic and diluted net income per share	.67	.51	.89	.49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure. There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the fiscal year ended September 30, 2005.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information set forth in the tables, the notes thereto, and the paragraphs under the caption “Election of Directors” in the Company’s Proxy Statement for Annual Meeting of Shareholders to be held on or about February 15, 2006 (the “Proxy Statement”), is incorporated herein by reference. The information set forth under Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant” is also incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 15. Exhibit and Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2005 and 2004

Consolidated Statements of Income for each of the three years in the period ended September 30, 2005

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended September 30, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2005

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for the three years ended September 30, 2005:

II Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

2.1	Stock Purchase Agreement, dated as of January 22, 1999, by and among Daily Journal Corporation, Choice Information Systems, Inc., Michael W. Payton and Terence E. Hahm. (±)

2.2	Asset Purchase Agreement, dated as of January 22, 1999, by and among Choice Information Systems, Inc., Quindeca Corporation and Jerry L. Short. (±)

3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)

3.2	Bylaws of Daily Journal Corporation. (#)

10.4	Shareholder’s Agreement, dated as of January 22, 1999, among Choice Information Systems, Inc., Daily Journal Corporation, Quindeca Corporation, Michael W. Payton and Terence E. Hahm. (±)

10.5(a)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (a) (‡)

10.5(b)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC’s Non-Sustain Operations. (a) (‡)

10.5(c)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of Sustain Technologies, Inc. (a) (‡)

10.6	Lease dated December 15, 2003 between Daily Journal Corporation and OTR. (b)

10.9	Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank. (f)

10.10	Deed of Trust, Assignment of Rents and Fixture Filing, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank. (f)

10.11	Loan Revision Agreement, dated September 12, 2003, in reference to the Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank.(a)

10.12	Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000 of which $2,856,000 were partially funded in June 2004, executed by Daily Journal Corporation in favor of City National Bank. (*)

10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 3, 2004, executed by Daily Journal Corporation in favor of City National Bank. (*)

10.14	Loan Revision Agreement for the Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000, executed by Daily Journal Corporation and City National Bank. (*)

14	Daily Journal Corporation Code of Ethics. (a)

21	Daily Journal Corporation’s List of Subsidiaries.

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Daily Journal Corporation issued January 27, 1999. (±)

(‡)	Management Compensatory Plan.
(±)	Filed as an Exhibit bearing the same number to the report on Form 8-K dated January 27, 1999 (File No. 14665).
(†)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 14665).
(#)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2000.
(f)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2000.
(a)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2003.
(b)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2003.
(*)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

By	/s/ Gerald L. Salzman
Gerald L. Salzman
President

Date: December 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles T. Munger Charles T. Munger	Chairman of the Board	December 15, 2005

/s/ Gerald L. Salzman Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	December 15, 2005

/s/ J.P. Guerin J.P. Guerin	Director	December 15, 2005

Director
Donald W. Killian, Jr.

Director
George C. Good

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated as of January 22, 1999, by and among Daily Journal Corporation, Choice Information Systems, Inc., Michael W. Payton and Terence E. Hahm. (±)

2.2	Asset Purchase Agreement, dated as of January 22, 1999, by and among Choice Information Systems, Inc., Quindeca Corporation and Jerry L. Short. (±)

3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)

3.2	Bylaws of Daily Journal Corporation. (#)

10.4	Shareholder’s Agreement, dated as of January 22, 1999, among Choice Information Systems, Inc., Daily Journal Corporation, Quindeca Corporation, Michael W. Payton and Terence E. Hahm. (±)

10.5(a)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (a) (‡)

10.5(b)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC’s Non-Sustain Operations. (a) (‡)

10.5(c)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of Sustain Technologies, Inc. (a) (‡)

10.6	Lease dated December 15, 2003 between Daily Journal Corporation and OTR. (b)

10.9	Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank. (f)

10.10	Deed of Trust, Assignment of Rents and Fixture Filing, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank. (f)

10.11	Loan Revision Agreement, dated September 12, 2003, in reference to the Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank.(a)

10.12	Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000 of which $2,856,000 were partially funded in June 2004, executed by Daily Journal Corporation in favor of City National Bank. (*)

10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 3, 2004, executed by Daily Journal Corporation in favor of City National Bank. (*)

10.14	Loan Revision Agreement for the Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000, executed by Daily Journal Corporation and City National Bank. (*)

14	Daily Journal Corporation Code of Ethics. (a)

21	Daily Journal Corporation’s List of Subsidiaries.

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Daily Journal Corporation issued January 27, 1999. (±)

(‡)	Management Compensatory Plan.
(±)	Filed as an Exhibit bearing the same number to the report on Form 8-K dated January 27, 1999 (File No. 14665).
(†)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 14665).
(#)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2000.
(f)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2000.
(a)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2003.
(b)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2003.
(*)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 2004.

Daily Journal Corporation

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Charged off less Recoveries	Balance at End of Period
2005
Allowance for doubtful accounts	$300,000	$45,000	$(95,000)	$250,000

2004
Allowance for doubtful accounts	$400,000	$131,000	$(231,000)	$300,000

2003
Allowance for doubtful accounts	$500,000	$140,000	$(240,000)	$400,000