Form 10-Q
period 2005-12-31
DAILY JOURNAL CORP
filed 2006-02-14
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-14665

DAILY JOURNAL CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	95-4133299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

915 East First Street Los Angeles, California	90012-4050
(Address of principal executive offices)	(Zip code)

(213) 229-5300

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer:    ☐    Accelerated Filer:    ☐    Non-accelerated Filer:    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2006
Common Stock, par value $ .01 per share	1,500,576 shares

1 of 15

DAILY JOURNAL CORPORATION

2 of 15

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31 2005	September 30 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$283,000	$471,000
U.S. Treasury Notes and Bills, at cost plus discount earned	11,140,000	11,308,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at December 31, 2005 and September 30, 2005	3,739,000	4,364,000
Inventories	32,000	53,000
Prepaid expenses and other assets	203,000	162,000
Deferred income taxes	1,661,000	1,666,000

Total current assets	17,058,000	18,024,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,876,000	12,876,000
Furniture, office equipment and computer software	3,348,000	3,102,000
Machinery and equipment	1,908,000	1,818,000

	18,132,000	17,796,000
Less accumulated depreciation	(6,084,000)	(5,923,000)

	12,048,000	11,873,000
U.S. Treasury Notes	2,998,000	2,998,000
Deferred income taxes	864,000	941,000

	$32,968,000	$33,836,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,034,000	$3,908,000
Accrued liabilities	1,688,000	2,529,000
Income taxes	702,000	772,000
Notes payable – current portion	186,000	184,000
Deferred subscription revenue and other revenues	6,187,000	6,881,000

Total current liabilities	12,797,000	14,274,000

Long term liabilities
Accrued liabilities	875,000	830,000
Notes payable – long term	4,160,000	4,191,000

Total long term liabilities	5,035,000	5,021,000

Commitments and contingencies (Notes 7 and 8)	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,500,598 shares, at December 31, 2005 and September 30, 2005, outstanding	15,000	15,000
Other paid-in capital	1,908,000	1,908,000
Retained earnings	14,119,000	13,524,000
Less 47,445 treasury shares, at December 31, 2005 and September 30, 2005, at cost	(906,000)	(906,000)

Total shareholders’ equity	15,136,000	14,541,000

	$32,968,000	$33,836,000

See accompanying Notes to Consolidated Financial Statements.

3 of 15

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended December 31
	2005	2004
Revenues
Advertising	$4,151,000	$3,951,000
Circulation	2,370,000	2,535,000
Information systems and services	927,000	1,500,000
Advertising service fees and other	682,000	759,000

	8,130,000	8,745,000

Costs and expenses
Salaries and employee benefits	4,122,000	4,153,000
Commissions and other outside services	1,102,000	1,071,000
Newsprint and printing expenses	573,000	586,000
Postage and delivery expenses	407,000	453,000
Depreciation and amortization	196,000	193,000
Other general and administrative expenses	807,000	851,000

	7,207,000	7,307,000

Income from operations	923,000	1,438,000
Other income and (expense)
Interest income	131,000	46,000
Interest expense	(79,000)	(79,000)

Income before taxes	975,000	1,405,000
Provision for income taxes	380,000	300,000

Net income	$595,000	$1,105,000

Weighted average number of common shares outstanding - basic and diluted	1,453,153	1,454,365

Basic and diluted net income per share	$.41	$.76

See accompanying Notes to Consolidated Financial Statements.

4 of 15

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2005	2004
Cash flows from operating activities
Net income	$595,000	$1,105,000
Adjustments to reconcile net income to net cash provided by (used for) operations
Depreciation and amortization	196,000	193,000
Deferred income taxes	82,000	250,000
Discount earned on U.S. Treasury Bills	(38,000)	(44,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	625,000	(974,000)
Inventories	21,000	(4,000)
Prepaid expenses and other assets	(41,000)	(17,000)
Income taxes receivable	—	40,000
Increase (decrease) in current liabilities
Accounts payable	126,000	326,000
Accrued liabilities	(796,000)	(590,000)
Income taxes	(70,000)	—
Deferred subscription and other revenues	(694,000)	(602,000)

Cash provided by (used for) operating activities	6,000	(317,000)

Cash flows from investing activities
Purchases of U.S. Treasury Notes	(591,000)	(6,927,000)
Sales of U.S. Treasury Bills	796,000	7,300,000
Purchases of property, plant and equipment, net	(370,000)	(241,000)

Net cash (used for) received from investing activities	(165,000)	132,000

Cash flows from financing activities
Payment of loan principals	(29,000)	(41,000)

Cash used for financing activities	(29,000)	(41,000)

Decrease in cash and cash equivalents	(188,000)	(226,000)
Cash and cash equivalents
Beginning of period	471,000	290,000

End of period	$283,000	$64,000

Interest paid during period	$79,000	$79,000

See accompanying Notes to Consolidated Financial Statements.

5 of 15

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer and 8-K magazines, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of December 31, 2005, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of December 31, 2005, the results of operations for the three-month periods ended December 31, 2005 and 2004 and its cash flows for the three months ended December 31, 2005 and 2004. The results of operations for the three-months ended December 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 3 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

6 of 15

Note 4 - Operating Segments

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments
	Traditional Business	Sustain
Three months ended December 31, 2005
Revenues	$7,203,000	$927,000	$8,130,000
Income (loss) before taxes	1,172,000	(197,000)	975,000
Total assets	30,565,000	2,403,000	32,968,000
Capital expenditures	345,000	25,000	370,000
Depreciation and amortization	186,000	10,000	196,000
Income tax benefits (expenses)	(460,000)	80,000	(380,000)
Net income (loss)	712,000	(117,000)	595,000
Three months ended December 31, 2004
Revenues	$7,245,000	$1,500,000	$8,745,000
Income before taxes	1,033,000	372,000	1,405,000
Total assets	26,962,000	3,835,000	30,797,000
Capital expenditures	211,000	30,000	241,000
Depreciation and amortization	178,000	15,000	193,000
Income tax benefits (expenses)	(220,000)	(80,000)	(300,000)
Net income	813,000	292,000	1,105,000

Note 5 - Revenue Recognition

Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription or lease term. Advertising revenues are recognized when advertisements are published.

The Company recognizes revenues from both the lease and sale of software products. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are recognized normally upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized as performed or upon acceptance by the customers.

Note 6 - Income Tax Accounting

On a pretax profit of $975,000 for the three months ended December 31, 2005, the Company recorded a tax provision of $380,000, which is lower than the amount computed under statutory rate, because it was able to utilize, for financial statement purposes, the state tax benefits from Sustain-segment operating loss carry-forwards. On a pretax profit of $1,405,000 for the three months ended December 31, 2004, the Company recorded a tax provision of $300,000 because it was able to utilize the state tax benefit from Sustain-segment operating loss carry-forwards and federal research and development tax credits.

7 of 15

Note 7 - Debt and Other Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2010. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for comparable three-month periods ended December 31, 2005 and 2004 were $150,000 and $171,000, respectively.

As of December 31, 2005, the Company had two real estate loans: one of $1,587,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in 2004, of $2,759,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

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

8 of 15

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues were $8,130,000 and $8,745,000 for the three months ended December 31, 2005 and 2004, respectively. This decrease of $615,000 (7%) was primarily attributable to a decline in Sustain’s consulting revenues, due to higher than average revenues in the 2004 period and temporary delays in several California court projects, and a decline in circulation revenues. This decrease was partially offset by the increased revenues from display and classified advertising.

Display advertising increased by $98,000 and classified advertising revenues increased by $188,000. Public notice advertising revenues decreased by $86,000 primarily resulting from a continuing decline in trustee foreclosure sales because of stronger housing markets in Arizona. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company’s total revenues. The Daily Journals accounted for about 74% of the Company’s total circulation revenues, and their circulation levels decreased by about 4%, which is consistent with recent circulation trends. The court rule and judicial profile services generated about 15% of the total circulation revenues, with the other newspapers and services accounting for the balance. Total circulation revenues decreased by $165,000. Information system and service revenues decreased by $573,000 primarily because of the decline in Sustain’s consulting revenues discussed above. The Company’s revenues derived from Sustain’s operations constituted about 11% and 17% of the Company’s total revenues for the three months ended December 31, 2005 and 2004, respectively.

Costs and expenses decreased by $100,000 (1%) to $7,207,000 from $7,307,000. Total personnel costs were $4,122,000, representing a decrease of $31,000 (1%). The decline in the number of subscribers contributed to the decrease of postage and delivery expenses of $46,000 (10%). Other general and administrative expenses decreased by $44,000 (5%) primarily resulting from reduced rent for Sustain.

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2006. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain’s internal development costs, which are primarily incremental costs, aggregated $355,000 and $266,000 for the three months ended December 31 2005 and 2004, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit increased by $139,000 (13%) to $1,172,000 from $1,033,000 primarily resulting from increased revenues from display and classified advertising and decreased expenses, partially offset by decreased revenues from circulation. Sustain’s business segment pretax loss increased $569,000 (153%) from a profit of $372,000 to a loss of $197,000, primarily because of the decline in Sustain’s consulting revenues discussed above. The temporary delays in several of Sustain’s California court projects have ended, and the Company expects Sustain’s consulting revenues in the remainder of fiscal 2006 to be generally in line with those experienced in fiscal 2005. Thereafter, however, while the Company expects to continue receiving license fees as a result of its installations, the amount of revenue from Sustain’s consulting services is uncertain, in that it depends on the unpredictable needs of our existing customers and our ability to secure new customers.

9 of 15

Consolidated net income was $595,000 and $1,105,000 for the three months ended December 31, 2005 and 2004, respectively. On a pretax profit of $975,000 for the three months ended December 31, 2005, the Company recorded a tax provision of $380,000, which is lower than the amount computed under statutory rate, because it was able to utilize, for financial statement purposes, the state tax benefit from Sustain-segment operating loss carry-forwards. The tax provision was only $300,000 on a pretax profit of $1,405,000 for the three months ended December 31, 2004 because the Company was able to utilize the state tax benefit from Sustain-segment operating loss carry-forwards and federal research and development tax credits. Net income per share decreased to $.41 from $.76.

Liquidity and Capital Resources

During the three months ended December 31, 2005, the Company’s cash and cash equivalents and U.S. Treasury Note and Bill positions decreased by $356,000. Cash and cash equivalents were used for the purchase of capital assets of $370,000, primarily for additional computer equipment in Los Angeles. The cash provided by operating activities of $6,000 included a net decrease in prepayments for subscriptions and other revenues of $694,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities increased by $323,000 for the three months ended December 31, 2005 as compared to the prior comparable period primarily due to changes in current assets and liabilities, including the decreases in accounts receivable of $1,599,000, partially offset by the decreases in accounts payable and accrued liabilities of $406,000 and net income of $510,000. As of December 31, 2005, the Company had working capital of $10,448,000 before deducting the liability for deferred subscription revenues and other revenues of $6,187,000, which are scheduled to be earned within one year.

As of December 31, 2005, the Company had two real estate loans: one of $1,587,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in 2004, of $2,759,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

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

The Company recognizes revenues from both the lease and sale of software products. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are recognized normally upon delivery, installation or acceptance pursuant to a signed

10 of 15

agreement. Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized as performed or upon acceptance by the customers.

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

11 of 15

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

The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills and Notes maturing within two years. Given the nature of the investments and the fact that the Company had no outstanding borrowing except for the two real estate loans, which bear a fixed interest rate, the Company was not subject to significant interest rate risk. As of December 31, 2005, the Company had two real estate loans: one of $1,587,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in 2004, of $2,759,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect its internal controls over financial reporting during the quarter ended December 31, 2005.

12 of 15

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

DATE: February 14, 2006

13 of 15