Form 10-Q
period 2006-06-30
DAILY JOURNAL CORP
filed 2006-08-14
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large Accelerated Filer: ☐                Accelerated Filer: ☐                Non-accelerated Filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐    No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, par value $ .01 per share	1,500,524 shares

1 of 16

DAILY JOURNAL CORPORATION

2 of 16

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30 2006	September 30 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$829,000	$471,000
U.S. Treasury Notes and Bills, at cost plus discount earned	9,058,000	11,308,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at June 30, 2006 and September 30, 2005	4,210,000	4,364,000
Inventories	38,000	53,000
Prepaid expenses and other assets	176,000	162,000
Deferred income taxes	1,641,000	1,666,000

Total current assets	15,952,000	18,024,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,876,000	12,876,000
Furniture, office equipment and computer software	3,679,000	3,102,000
Machinery and equipment	1,908,000	1,818,000

	18,463,000	17,796,000
Less accumulated depreciation	(6,537,000)	(5,923,000)

	11,926,000	11,873,000
U.S. Treasury Notes	6,459,000	2,998,000
Deferred income taxes	737,000	941,000

	$35,074,000	$33,836,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,549,000	$3,908,000
Accrued liabilities	2,494,000	2,529,000
Income taxes	96,000	772,000
Notes payable – current portion	192,000	184,000
Deferred subscription revenue and other revenues	6,529,000	6,881,000

Total current liabilities	13,860,000	14,274,000

Long term liabilities
Accrued liabilities	965,000	830,000
Notes payable	4,062,000	4,191,000

Total long term liabilities	5,027,000	5,021,000

Commitments and contingencies (Notes 7 and 8)	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,500,554 and 1,500,598 shares, at June 30, 2006 and September 30, 2005, respectively, outstanding	15,000	15,000
Other paid-in capital	1,908,000	1,908,000
Retained earnings	15,170,000	13,524,000
Less 47,445 treasury shares, at June 30, 2006 and September 30, 2005, at cost	(906,000)	(906,000)

Total shareholders’ equity	16,187,000	14,541,000

	$35,074,000	$33,836,000

See accompanying Notes to Consolidated Financial Statements.

3 of 16

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30
	2006	2005
Revenues
Advertising	$4,804,000	$4,545,000
Circulation	2,280,000	2,414,000
Information systems and services	758,000	835,000
Advertising service fees and other	764,000	852,000

	8,606,000	8,646,000

Costs and expenses
Salaries and employee benefits	4,168,000	4,104,000
Commissions and other outside services	1,216,000	1,150,000
Newsprint and printing expenses	596,000	601,000
Postage and delivery expenses	438,000	447,000
Depreciation and amortization	234,000	203,000
Other general and administrative expenses	977,000	786,000

	7,629,000	7,291,000

Income from operations	977,000	1,355,000
Other income and (expense)
Interest income	154,000	89,000
Interest expense	(88,000)	(77,000)

Income before taxes	1,043,000	1,367,000
Provision for (benefit from) income taxes	440,000	(275,000)

Net income	$603,000	$1,642,000

Weighted average number of common shares outstanding - basic and diluted	1,453,120	1,453,203

Basic and diluted net income per share	$.41	$1.13

See accompanying Notes to Consolidated Financial Statements.

4 of 16

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine months ended June 30
	2006	2005
Revenues
Advertising	$13,569,000	$12,979,000
Circulation	6,938,000	7,212,000
Information systems and services	2,380,000	3,390,000
Advertising service fees and other	2,192,000	2,322,000

	25,079,000	25,903,000

Costs and expenses
Salaries and employee benefits	12,502,000	12,525,000
Commissions and other outside services	3,551,000	3,493,000
Newsprint and printing expenses	1,677,000	1,744,000
Postage and delivery expenses	1,262,000	1,342,000
Depreciation and amortization	648,000	601,000
Other general and administrative expenses	2,700,000	2,580,000

	22,340,000	22,285,000

Income from operations	2,739,000	3,618,000
Other income and (expense)
Interest income	413,000	199,000
Interest expense	(240,000)	(233,000)

Income before taxes	2,912,000	3,584,000
Provision for income taxes	1,265,000	175,000

Net income	$1,647,000	$3,409,000

Weighted average number of common shares outstanding - basic and diluted	1,453,134	1,453,658

Basic and diluted net income per share	$1.13	$2.35

See accompanying Notes to Consolidated Financial Statements.

5 of 16

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30
	2006	2005
Cash flows from operating activities
Net income	$1,647,000	$3,409,000
Adjustments to reconcile net income to net cash provided by (used for) operations
Depreciation and amortization	648,000	601,000
Deferred income taxes	229,000	(558,000)
Discount earned on U.S. Treasury Bills and Notes	(102,000)	(148,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	154,000	(398,000)
Inventories	15,000	(3,000)
Prepaid expenses and other assets	(14,000)	2,000
Income taxes receivable	—	157,000
Increase (decrease) in current liabilities
Accounts payable	641,000	74,000
Accrued liabilities	100,000	303,000
Income taxes	(676,000)	—
Deferred subscription and other revenues	(352,000)	(597,000)

Cash provided by operating activities	2,290,000	2,842,000

Cash flows from investing activities
Purchases of U.S. Treasury Notes and Bills	(9,605,000)	(19,709,000)
Sales of U.S. Treasury Notes and Bills	8,496,000	18,000,000
Purchases of property, plant and equipment, net	(701,000)	(318,000)

Net cash used for investing activities	(1,810,000)	(2,027,000)

Cash flows from financing activities
Payment of loan principals	(121,000)	(128,000)
Purchase of common stock	(1,000)	(46,000)

Cash used for financing activities	(122,000)	(174,000)

Increase in cash and cash equivalents	358,000	641,000
Cash and cash equivalents
Beginning of period	471,000	290,000

End of period	$829,000	$931,000

Interest paid during period	$202,000	$233,000

See accompanying Notes to Consolidated Financial Statements.

6 of 16

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer and 8-K magazines, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of June 30, 2006, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of June 30, 2006, the results of operations for the three- and nine-month periods ended June 30, 2006 and 2005 and its cash flows for the nine months ended June 30, 2006 and 2005. The results of operations for the three- and nine-months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

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

7 of 16

Note 4 - Operating Segments

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments
	Traditional Business	Sustain
Nine months ended June 30, 2006
Revenues	$22,699,000	$2,380,000	$25,079,000
Income (loss) before taxes	4,088,000	(1,176,000)	2,912,000
Total assets	32,410,000	2,664,000	35,074,000
Capital expenditures	666,000	35,000	701,000
Depreciation and amortization	618,000	30,000	648,000
Income tax (expenses) benefits	(1,735,000)	470,000	(1,265,000)
Net income (loss)	2,353,000	(706,000)	1,647,000

Nine months ended June 30, 2005
Revenues	$22,513,000	$3,390,000	$25,903,000
Income before taxes	3,543,000	41,000	3,584,000
Total assets	29,520,000	4,095,000	33,615,000
Capital expenditures	283,000	35,000	318,000
Depreciation and amortization	555,000	46,000	601,000
Income tax (expenses) benefits	(1,210,000)	1,035,000	(175,000)
Net income	2,333,000	1,076,000	3,409,000

Three months ended June 30, 2006
Revenues	$7,848,000	$758,000	$8,606,000
Income (loss) before taxes	1,520,000	(477,000)	1,043,000
Total assets	32,410,000	2,664,000	35,074,000
Capital expenditures	165,000	10,000	175,000
Depreciation and amortization	224,000	10,000	234,000
Income tax (expenses) benefits	(630,000)	190,000	(440,000)
Net income (loss)	890,000	(287,000)	603,000

Three months ended June 30, 2005
Revenues	$7,811,000	$835,000	$8,646,000
Income (loss) before taxes	1,646,000	(279,000)	1,367,000
Total assets	29,520,000	4,095,000	33,615,000
Capital expenditures	62,000	3,000	65,000
Depreciation and amortization	187,000	16,000	203,000
Income tax (expenses) benefits	(795,000)	1,070,000	275,000
Net income	851,000	791,000	1,642,000

Note 5 - Revenue Recognition

Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription or lease term. Advertising revenues are recognized when advertisements are published.

8 of 16

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

Note 6 - Income Taxes

On a pretax profit of $2,912,000 for the nine months ended June 30, 2006, the Company recorded a tax provision of $1,265,000, which includes an adjustment to the prior tax carry-forwards. On a pretax profit of $3,584,000 for the nine months ended June 30, 2005, the Company recorded a tax provision of only $175,000 because it was able to utilize the state tax benefits from Sustain-segment operating loss carry-forwards and federal research and development tax credits.

Note 7- Debt and Other Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2010. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for comparable nine-month periods ended June 30, 2006 and 2005 were $465,000 and $459,000, respectively.

As of June 30, 2006, the Company had two real estate loans: one of $1,533,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in 2004, of $2,721,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

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

Revenues were $25,079,000 and $25,903,000 for the nine months ended June 30, 2006 and 2005, respectively. This decrease of $824,000 (3%) was primarily attributable to a decline in Sustain’s consulting revenues, due to higher than average revenues in the 2005 period and continuing temporary delays in several California court projects, and a decline in circulation revenues. This decrease was partially offset by the increased revenues from commercial and legal advertising. (Revenues were $8,606,000 and $8,646,000 for the three months ended June 30, 2006 and 2005, respectively.)

Display advertising revenues increased by $141,000, and classified advertising revenues increased by $323,000. Public notice advertising revenues increased by $126,000. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 28% of the Company’s total revenues. The Daily Journals accounted for about 75% of the Company’s total circulation revenues. The court rule and judicial profile services generated about 16% of the total circulation revenues, with the other newspapers and services accounting for the balance. Total circulation revenues decreased by $274,000, which is consistent with recent trends. Information system and service revenues decreased by $1,010,000 primarily because of the decline in Sustain’s consulting revenues discussed above. Consulting revenues are normally recognized upon acceptance by the customers. The Company’s revenues derived from Sustain’s operations constituted about 9% and 13% of the Company’s total revenues for the nine months ended June 30, 2006 and 2005, respectively.

Costs and expenses increased by $55,000 (.2%) to $22,340,000 from $22,285,000. Total personnel costs were $12,502,000, representing a decrease of $23,000. Newsprint and printing expenses decreased by $67,000 primarily because the San Francisco Daily Journal is now printed inhouse in Los Angeles. The decline in the number of subscribers contributed to the decrease of postage and delivery expenses of $80,000. Other general and administrative expenses increased by $120,000 primarily resulting from increased accounting fees and software maintenance costs. (Costs and expenses were $7,629,000 and $7,291,000 for the three months ended June 30, 2006 and 2005, respectively.)

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2006. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain’s internal development costs, which are primarily incremental costs, aggregated $1,159,000 and $985,000 for the nine months ended June 30 2006 and 2005, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit increased by $545,000 (15%) to $4,088,000 from $3,543,000 primarily resulting from increased advertising revenues and decreased expenses, partially offset by decreased revenues from circulation. Sustain’s business segment pretax loss increased $1,217,000 from a profit of $41,000 to a loss of $1,176,000, primarily because of the decline in Sustain’s consulting revenues discussed above. The Company now expects Sustain’s consulting revenues in fiscal 2006 to be about 50% less than in fiscal 2005 primarily due to the deferral of about $1.5 million of contracted projects into fiscal 2007. Projected consulting revenues are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks and (ii) the unpredictable needs of Sustain’s existing customers and its ability to secure new customers.

10 of 16

Consolidated net income was $1,647,000 and $3,409,000 for the nine months ended June 30, 2006 and 2005, respectively. On a pretax profit of $2,912,000 for the nine months ended June 30, 2006, the Company recorded a tax provision of $1,265,000, which includes an adjustment to the prior tax carry-forwards. The tax provision was only $175,000 on a pretax profit of $3,584,000 for the nine months ended June 30, 2005 because the Company was able to utilize the state tax benefit from Sustain-segment operating loss carry-forwards and federal research and development tax credits. Net income per share decreased to $1.13 from $2.35.

Liquidity and Capital Resources

During the nine months ended June 30, 2006, the Company’s cash and cash equivalents and U.S. Treasury Note and Bill positions increased by $1,569,000. Cash and cash equivalents were used for the purchase of capital assets of $701,000, primarily for computer software and equipment. The cash provided by operating activities of $2,290,000 included a net decrease in prepayments for subscriptions and other revenues of $352,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities decreased by $552,000 for the nine months ended June 30, 2006 as compared to the prior comparable period primarily due to the decreases in net income of $1,762,000, partially offset by the increases in accounts payable and accrued liabilities of $364,000 and the decrease in accounts receivable of $552,000. As of June 30, 2006, the Company had working capital of $8,621,000 before deducting the liability for deferred subscription revenues and other revenues of $6,529,000, which are scheduled to be earned within one year.

As of June 30, 2006, the Company had two real estate loans: one of $1,533,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in 2004, of $2,721,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

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

11 of 16

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

12 of 16

Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less as of the date of purchase and of U.S. Treasury Bills and Notes maturing within two years. Given the nature of the investments and the fact that the Company had no outstanding borrowing except for the two real estate loans, which bear a fixed interest rate, the Company was not subject to significant interest rate risk. As of June 30, 2006, the Company had two real estate loans: one of $1,533,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016, and another, obtained in 2004, of $2,721,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect its internal controls over financial reporting during the quarter ended June 30, 2006.

13 of 16

PART II

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/06 - 4/30/06	—	—	(a)	Not applicable
5/1/06 - 5/31/06	—	—	(a)	Not applicable
6/1/06 - 6/30/06	15	$36.00	(a)	Not applicable
Total	15	$36.00	(a)	Not applicable

(a)	The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan, and therefore the Company’s per share earnings have not been diluted by grants of “units” under the Deferred Management Incentive Plan. Each unit entitles the recipient to a designated share of the pre-tax earnings of the Company on a consolidated basis, or a designated share of the pre-tax earnings attributable to only Sustain or the Company’s traditional business, depending on the recipient’s responsibilities. All shares purchased were made in privately negotiated transactions. The Company’s stock repurchase program remains in effect, and the Company plans to repurchase shares from time to time as it deems appropriate (including, if necessary, to prevent any additional dilution that may be caused by the Deferred Management Incentive Plan).

14 of 16

Item 6.	EXHIBITS

31	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

15 of 16

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAILY JOURNAL CORPORATION (Registrant)

/s/ Gerald L. Salzman
Gerald L. Salzman Chief Executive Officer President Chief Financial Officer Treasurer

DATE: August 11, 2006

16 of 16