Form 10-Q
period 2006-12-31
DAILY JOURNAL CORP
filed 2007-02-14
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

Large Accelerated Filer:  ☐    Accelerated Filer:  ☐    Non-accelerated Filer:  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2007
Common Stock, par value $ .01 per share	1,500,374 shares

DAILY JOURNAL CORPORATION

2 of 14

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31	September 30
	2006	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$613,000	$617,000
U.S. Treasury Notes and Bills	8,947,000	8,953,000
Accounts receivable, less allowance for doubtful accounts of $200,000 at December 31, 2006 and September 30, 2006	4,731,000	4,490,000
Inventories	43,000	46,000
Prepaid expenses and other assets	248,000	132,000
Deferred income taxes	1,677,000	1,710,000

Total current assets	16,259,000	15,948,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,834,000	12,922,000
Furniture, office equipment and computer software	3,680,000	3,868,000
Machinery and equipment	1,942,000	1,907,000

	18,456,000	18,697,000
Less accumulated depreciation	(6,683,000)	(6,780,000)

	11,773,000	11,917,000
U.S. Treasury Notes	6,979,000	6,977,000
Deferred income taxes	849,000	861,000

	$35,860,000	$35,703,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,191,000	$4,156,000
Accrued liabilities	1,758,000	2,459,000
Income taxes	541,000	382,000
Notes payable – current portion	199,000	197,000
Deferred subscription revenue and other revenues	6,456,000	6,493,000

Total current liabilities	13,145,000	13,687,000

Long term liabilities
Accrued liabilities	1,150,000	1,030,000
Notes payable	3,961,000	4,011,000

Total long term liabilities	5,111,000	5,041,000

Commitments and contingencies (Notes 7 and 8)	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,500,425 and 1,500,485 shares, at December 31, 2006 and September 30, 2006, respectively, outstanding	15,000	15,000
Other paid-in capital	1,907,000	1,908,000
Retained earnings	16,588,000	15,958,000
Less 47,445 treasury shares, at December 31, 2006 and September 30, 2006, at cost	(906,000)	(906,000)

Total shareholders’ equity	17,604,000	16,975,000

	$35,860,000	$35,703,000

See accompanying Notes to Consolidated Financial Statements.

3 of 14

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended December 31
	2006	2005
Revenues
Advertising	$4,097,000	$3,918,000
Circulation	2,210,000	2,370,000
Information systems and services	879,000	927,000
Advertising service fees and other	826,000	682,000

	8,012,000	7,897,000

Costs and expenses
Salaries and employee benefits	4,222,000	4,122,000
Newsprint and printing expenses	559,000	573,000
Other outside services	821,000	869,000
Postage and delivery expenses	393,000	407,000
Depreciation and amortization	239,000	196,000
Other general and administrative expenses	858,000	807,000

	7,092,000	6,974,000

Income from operations	920,000	923,000
Other income and (expense)
Interest income	193,000	131,000
Interest expense	(73,000)	(79,000)

Income before taxes	1,040,000	975,000
Provision for income taxes	410,000	380,000

Net income	$630,000	$595,000

Weighted average number of common shares outstanding - basic and diluted	1,453,009	1,453,153

Basic and diluted net income per share	$.43	$.41

See accompanying Notes to Consolidated Financial Statements.

4 of 14

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2006	2005
Cash flows from operating activities
Net income	$630,000	$595,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	239,000	196,000
Deferred income taxes	45,000	82,000
Discount earned on U.S. Treasury Bills and Notes	(28,000)	(38,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(241,000)	625,000
Inventories	3,000	21,000
Prepaid expenses and other assets	(116,000)	(41,000)
Increase (decrease) in current liabilities
Accounts payable	35,000	126,000
Accrued liabilities	(581,000)	(796,000)
Income taxes	159,000	(70,000)
Deferred subscription and other revenues	(37,000)	(694,000)

Cash provided by operating activities	108,000	6,000

Cash flows from investing activities
Purchases of U.S. Treasury Notes and Bills	(1,468,000)	(591,000)
Maturities and sales of U.S. Treasury Notes and Bills	1,500,000	796,000
Purchases of property, plant and equipment, net	(94,000)	(370,000)

Net cash used for investing activities	(62,000)	(165,000)

Cash flows from financing activities
Payment of loan principals	(48,000)	(29,000)
Purchase of common stock	(2,000)	—

Cash used for financing activities	(50,000)	(29,000)

Increase in cash and cash equivalents	(4,000)	(188,000)

Cash and cash equivalents
Beginning of period	617,000	471,000

End of period	$613,000	$283,000

Interest paid during period	$73,000	$79,000

See accompanying Notes to Consolidated Financial Statements.

5 of 14

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer and 8-K magazines, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of December 31, 2006, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of December 31, 2006, the results of operations for the three-month periods ended December 31, 2006 and 2005 and its cash flows for the three months ended December 31, 2006 and 2005. The results of operations for the three months ended December 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 3 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

6 of 14

Note 4 - Operating Segments

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results
	Traditional Business	Sustain	for both Segments
Three months ended December 31, 2006
Revenues	$7,133,000	$879,000	$8,012,000
Income (loss) before taxes	1,265,000	(225,000)	1,040,000
Total assets	33,383,000	2,477,000	35,860,000
Capital expenditures	94,000	—	94,000
Depreciation and amortization	231,000	8,000	239,000
Income tax benefit (provision)	(500,000)	90,000	(410,000)
Net income (loss)	765,000	(135,000)	630,000

Three months ended December 31, 2005
Revenues	$6,970,000	$927,000	$7,897,000
Income (loss) before taxes	1,172,000	(197,000)	975,000
Total assets	30,565,000	2,403,000	32,968,000
Capital expenditures	345,000	25,000	370,000
Depreciation and amortization	186,000	10,000	196,000
Income tax benefit (provision)	(460,000)	80,000	(380,000)
Net income (loss)	712,000	(117,000)	595,000

Note 5 - Revenue Recognition

Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription or lease term. Advertising revenues are recognized when advertisements are published and are net of commissions.

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

Note 6 - Income Taxes

On a pretax profit of $1,040,000 for the three months ended December 31, 2006, the Company recorded a tax provision of $410,000 using approximately the statutory rate. On a pretax profit of $975,000 for the three months ended December 31, 2005, the Company recorded a tax provision of only $380,000, which was lower than the amount computed under the statutory rate, because it was able to utilize the state tax benefits from Sustain-segment operating loss carry-forwards. (Still under review by the Internal Revenue Service is the status of the Research and Development credit of $800,000 that was utilized by the Company in prior years. Any adjustment to the credit amount would result in an additional federal income tax assessment, although the amount of any possible adjustment is not known at this time.)

7 of 14

Note 7 - Debt and Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2010. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for comparable three-month periods ended December 31, 2006 and 2005 were $152,000 and $150,000, respectively.

As of December 31, 2006, the Company had two real estate loans. One of $1,477,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016. Another of $2,683,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

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

8 of 14

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues were $8,012,000 and $7,897,000 for the three months ended December 31, 2006 and 2005, respectively. This increase of $115,000 (1%) primarily resulted from increased trustee sales public notice advertising revenues, partially offset by decreased commercial advertising and circulation revenues.

Display advertising revenues decreased by $33,000, and classified advertising revenues decreased by $153,000. Public notice advertising revenues increased by $365,000 primarily resulting from an increase in trustee foreclosure sales in California. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 95% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 33% of the Company’s total revenues. The Daily Journals accounted for about 75% of the Company’s total circulation revenues. The court rule and judicial profile services generated about 14% of the total circulation revenues, with the other newspapers and services accounting for the balance. Total circulation revenues decreased by $160,000, including about $89,000 (4%) for the Daily Journals. This is fairly consistent with recent trends. Information system and service revenues decreased by $48,000 (5%) primarily because of a decline in Sustain’s consulting revenues due to temporary delays in several California court projects. Consulting revenues are normally recognized upon acceptance by the customers, and the delays have pushed back the time for acceptance of the California court projects. The Company’s revenues derived from Sustain’s operations constituted about 11% and 12% of the Company’s total revenues for the three months ended December 31, 2006 and 2005, respectively. Other revenues increased primarily because of more small print jobs for governmental agencies.

Costs and expenses increased by $118,000 (2%) to $7,092,000 from $6,974,000. Total personnel costs increased by $100,000 (2%) to $4,222,000. Outside service costs decreased by $48,000 (6%) primarily resulting from reduced outside contractors’ expenses for Sustain’s software development program. Depreciation and amortization expenses increased by $43,000 (22%) mainly due to the amortization of the new editorial/advertising software installed last year. Other general and administrative expenses increased by $51,000 (6%) primarily resulting from increased legal and accounting fees.

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2007. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain’s internal development costs, which are primarily incremental costs for both employees and outside contractors, aggregated $361,000 and $356,000 for the three months ended December 31, 2006 and 2005, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit increased by $93,000 (8%) from $1,172,000 to $1,265,000 primarily resulting from increased trustee notice advertising revenues, partially offset by decreased commercial advertising and circulation revenues. Sustain’s business segment pretax loss increased $28,000 from $197,000 to $225,000, primarily because of the decline in Sustain’s consulting revenues due to temporary delays in several California court projects. Projected consulting revenues are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks and (ii) the unpredictable needs of Sustain’s existing customers and its ability to secure new customers.

9 of 14

Consolidated net income was $630,000 and $595,000 for the three months ended December 31, 2006 and 2005, respectively. On a pretax profit of $1,040,000 for the three months ended December 31, 2006, the Company recorded a tax provision of $410,000 using approximately the statutory rate. On a pretax profit of $975,000 for the three months ended December 31, 2005, the Company recorded a tax provision of only $380,000, which was lower than the amount computed under the statutory rate, because it was able to utilize the state tax benefits from Sustain-segment operating loss carry-forwards. (Still under review by the Internal Revenue Service is the status of the Research and Development credit of $800,000 that was utilized by the Company in prior years. Any adjustment to the credit amount would result in an additional federal income tax assessment, although the amount of any possible adjustment is not known at this time.) Net income per share increased to $.43 from $.41.

Liquidity and Capital Resources

During the three months ended December 31, 2006, the Company’s cash and cash equivalents and U.S. Treasury Note and Bill positions decreased by $8,000. Cash and cash equivalents were used for the purchase of capital assets of $94,000, primarily for computer software and equipment and the purchase of the Company’s common stock of $2,000. The cash provided by operating activities of $108,000 included a net decrease in prepayments for subscriptions and other revenues of $37,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities increased by $102,000 for the three months ended December 31, 2006 as compared to the prior comparable period primarily due to the increases in net income of $35,000, depreciation and amortization expenses of $43,000, accrued liabilities of $215,000 and deferred subscription and other revenues of $657,000, partially offset by a net increase in accounts receivable of $866,000. As of December 31, 2006, the Company had working capital of $9,570,000 before deducting the liability for deferred subscription revenues and other revenues of $6,456,000, which are scheduled to be earned within one year. In addition, the company had long-term U.S. Treasury Notes of about $6,979,000 at December 31, 2006.

As of December 31, 2006, the Company had two real estate loans. One of $1,477,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016. Another of $2,683,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

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

The Company recognizes revenues from both the lease and sale of software products. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are recognized normally upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized as performed or upon acceptance by the customers. Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as

10 of 14

deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription or lease term. Advertising revenues are recognized when advertisements are published and are net of commissions.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which was effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective beginning on October 1, 2007, and is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors. This interpretation was effective for fiscal years ending on or before November 15, 2006. The adoption of SAB 108 has not had a material impact on the Company’s consolidated financial statements.

The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations

11 of 14

of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with the functionality and resources required for new and existing case management software projects; the success or failure of Sustain’s internal software development efforts; Sustain’s reliance on the time and materials professional services engagement with the California Administrative Office of the Courts for a substantial portion of its consulting revenues; the ultimate resolution, if any, of the dispute with the Ontario, Canada Ministries; material changes in the costs of materials; a further decline in subscriber and classified revenues; an inability to continue borrowing on current terms; possible changes in tax laws; collectibility of accounts receivable; potential increases in employee and consultant costs; attraction, training and retention of employees; changes in accounting guidance; and competitive factors in both the case management software business and the publishing business. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less and a portfolio of U.S. Treasury Bills and Notes maturing within three years. Given the nature of the investments and the fact that the Company had no outstanding borrowing except for the two real estate loans, which bear a fixed interest rate, the Company was not subject to significant interest rate risk. As of December 31, 2006, the Company had two real estate loans. One of $1,477,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016. Another of $2,683,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect its internal controls over financial reporting during the quarter ended December 31, 2006.

12 of 14

PART II

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/06 - 10/31/06	—	—	(a)	Not applicable
11/1/06 - 11/30/06	60	$36.00	(a)	Not applicable
12/1/06 - 12/31/06	—	—	(a)	Not applicable
Total	60	$36.00	(a)	Not applicable

(a)	The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan, and therefore the Company’s per share earnings have not been diluted by grants of “units” under the Deferred Management Incentive Plan. Each unit entitles the recipient to a designated share of the pre-tax earnings of the Company on a consolidated basis, or a designated share of the pre-tax earnings attributable to only Sustain or the Company’s traditional business, depending on the recipient’s responsibilities. All shares purchased were made in privately negotiated transactions. The Company’s stock repurchase program remains in effect, and the Company plans to repurchase shares from time to time as it deems appropriate (including, if necessary, to prevent any additional dilution that may be caused by the Deferred Management Incentive Plan).

13 of 14

Item 6.	EXHIBITS

31	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAILY JOURNAL CORPORATION
(Registrant)

/s/ Gerald L. Salzman
Gerald L. Salzman
Chief Executive Officer President
Chief Financial Officer Treasurer

DATE: February 12, 2007

14 of 14