Form 10-Q
period 2007-06-30
DAILY JOURNAL CORP
filed 2007-08-13
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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
(213) 229-5300
(Registrant's telephone number, including area code)

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

Large Accelerated Filer: ☐	Accelerated Filer: ☐	Non-accelerated Filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes: ☐    No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, par value $ .01 per share	1,500,299 shares

DAILY JOURNAL CORPORATION

Index

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30 2007	September 30 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$761,000	$617,000
U.S. Treasury Notes and Bills	13,273,000	8,953,000
Accounts receivable, less allowance for doubtful accounts of $200,000 at June 30, 2007 and September 30, 2006	5,088,000	4,490,000
Inventories	31,000	46,000
Prepaid expenses and other assets	216,000	132,000
Deferred income taxes	1,665,000	1,710,000
Total current assets	21,034,000	15,948,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,942,000	12,922,000
Furniture, office equipment and computer software	3,486,000	3,868,000
Machinery and equipment	1,942,000	1,907,000
	18,370,000	18,697,000
Less accumulated depreciation	(6,962,000)	(6,780,000)
	11,408,000	11,917,000
U.S. Treasury Notes	6,095,000	6,977,000
Deferred income taxes	1,083,000	861,000
	$39,620,000	$35,703,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,333,000	$4,156,000
Accrued liabilities	2,933,000	2,459,000
Income taxes	1,177,000	382,000
Notes payable – current portion	205,000	197,000
Deferred subscription revenue and other revenues	6,427,000	6,493,000
Total current liabilities	15,075,000	13,687,000

Long term liabilities
Accrued liabilities	1,510,000	1,030,000
Notes payable	3,857,000	4,011,000
Total long term liabilities	5,367,000	5,041,000
Commitments and contingencies (Notes 7 and 8)	---	---
Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,500,299 and 1,500,485 shares, at June 30, 2007 and September 30, 2006, respectively, outstanding	15,000	15,000
Additional paid-in capital	1,907,000	1,908,000
Retained earnings	18,162,000	15,958,000
Less 47,445 treasury shares, at June 30, 2007 and September 30, 2006, at cost	(906,000)	(906,000)
Total shareholders' equity	19,178,000	16,975,000
	$39,620,000	$35,703,000

See accompanying Notes to Consolidated Financial Statements.

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30
	2007	2006
Revenues
Advertising	$5,155,000	$4,521,000
Circulation	2,245,000	2,280,000
Information systems and services	904,000	758,000
Advertising service fees and other	851,000	764,000
	9,155,000	8,323,000

Costs and expenses
Salaries and employee benefits	4,368,000	4,170,000
Newsprint and printing expenses	560,000	612,000
Other outside services	843,000	931,000
Postage and delivery expenses	424,000	438,000
Depreciation and amortization	268,000	234,000
Other general and administrative expenses	861,000	961,000
	7,324,000	7,346,000
Income from operations	1,831,000	977,000
Other income and (expense)
Interest income	223,000	154,000
Interest expense	(90,000)	(88,000)
Income before taxes	1,964,000	1,043,000
Provision for income taxes	790,000	440,000
Net income	$1,174,000	$603,000

Weighted average number of common shares outstanding - basic and diluted	1,452,862	1,453,120
Basic and diluted net income per share	$.81	$.41

See accompanying Notes to Consolidated Financial Statements.

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended June 30
	2007	2006
Revenues
Advertising	$14,017,000	$12,775,000
Circulation	6,752,000	6,938,000
Information systems and services	2,777,000	2,380,000
Advertising service fees and other	2,512,000	2,192,000
	26,058,000	24,285,000

Costs and expenses
Salaries and employee benefits	13,077,000	12,510,000
Newsprint and printing expenses	1,602,000	1,703,000
Other outside services	2,503,000	2,749,000
Postage and delivery expenses	1,200,000	1,262,000
Depreciation and amortization	741,000	648,000
Other general and administrative expenses	2,544,000	2,674,000
	21,667,000	21,546,000
Income from operations	4,391,000	2,739,000
Other income and (expense)
Interest income	623,000	413,000
Interest expense	(334,000)	(240,000)
Income before taxes	4,680,000	2,912,000
Provision for income taxes	2,470,000	1,265,000
Net income	$2,210,000	$1,647,000

Weighted average number of common shares outstanding - basic and diluted	1,452,934	1,453,134
Basic and diluted net income per share	$1.52	$1.13

See accompanying Notes to Consolidated Financial Statements.

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30
	2007	2006
Cash flows from operating activities
Net income	$2,210,000	$1,647,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	741,000	648,000
Deferred income taxes	(177,000)	229,000
Discount earned on U.S. Treasury Bills	(80,000)	(102,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(598,000)	154,000
Inventories	15,000	15,000
Prepaid expenses and other assets	(84,000)	(14,000)
Increase (decrease) in current liabilities
Accounts payable	177,000	641,000
Accrued liabilities	954,000	100,000
Income taxes	795,000	(676,000)
Deferred subscription and other revenues	(66,000)	(352,000)
Cash provided by operating activities	3,887,000	2,290,000

Cash flows from investing activities
Purchases of U.S. Treasury Notes and Bills	(9,851,000)	(9,605,000)
Maturities and sales of U.S. Treasury Notes and Bills	6,493,000	8,496,000
Purchases of property, plant and equipment, net	(232,000)	(701,000)
Net cash used for investing activities	(3,590,000)	(1,810,000)
Cash flows from financing activities
Payment of loan principals	(146,000)	(121,000)
Purchase of common stock	(7,000)	(1,000)
Cash used for financing activities	(153,000)	(122,000)
Increase in cash and cash equivalents	144,000	358,000

Cash and cash equivalents
Beginning of period	617,000	471,000
End of period	$761,000	$829,000
Interest paid during period	$215,000	$202,000

See accompanying Notes to Consolidated Financial Statements.

Index

DAILY JOURNAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer and 8-K magazines, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of June 30, 2007, has been consolidated since it was acquired in January 1999.   Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners.  Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of June 30, 2007, the results of operations for the three- and nine-month periods ended June 30, 2007 and 2006 and its cash flows for the nine months ended June 30, 2007 and 2006. The results of operations for the three and nine months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

Index

Note 4 - Operating Segments

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results
	Traditional Business	Sustain	for both Segments
Nine months ended June 30, 2007
Revenues	$23,281,000	$2,777,000	$26,058,000
Income (loss) before taxes	5,168,000	(488,000)	4,680,000
Total assets	36,918,000	2,702,000	39,620,000
Capital expenditures	211,000	21,000	232,000
Depreciation and amortization	715,000	26,000	741,000
Income tax benefit (provision)	(2,665,000)	195,000	(2,470,000)
Net income (loss)	2,503,000	(293,000)	2,210,000

Nine months ended June 30, 2006
Revenues	$21,905,000	$2,380,000	$24,285,000
Income (loss) before taxes	4,088,000	(1,176,000)	2,912,000
Total assets	32,410,000	2,664,000	35,074,000
Capital expenditures	666,000	35,000	701,000
Depreciation and amortization	618,000	30,000	648,000
Income tax benefit (provision)	(1,735,000)	470,000	(1,265,000)
Net income (loss)	2,353,000	(706,000)	1,647,000

Three months ended June 30, 2007
Revenues	$8,251,000	$904,000	$9,155,000
Income (loss) before taxes	2,173,000	(209,000)	1,964,000
Total assets	36,918,000	2,702,000	39,620,000
Capital expenditures	-	12,000	12,000
Depreciation and amortization	258,000	10,000	268,000
Income tax benefit (provision)	(875,000)	85,000	(790,000)
Net income (loss)	1,298,000	(124,000)	1,174,000

Three months ended June 30, 2006
Revenues	$7,565,000	$758,000	$8,323,000
Income (loss) before taxes	1,520,000	(477,000)	1,043,000
Total assets	32,410,000	2,664,000	35,074,000
Capital expenditures	165,000	10,000	175,000
Depreciation and amortization	224,000	10,000	234,000
Income tax benefit (provision)	(630,000)	190,000	(440,000)
Net income (loss)	890,000	(287,000)	603,000

Note 5 - Revenue Recognition

Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription or lease term.  Advertising revenues are recognized when advertisements are published and are net of commissions.

Index

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

Note 6 - Income Taxes

On a pretax profit of $2,912,000 for the nine months ended June 30, 2006, the Company recorded a tax provision of $1,265,000, which included an adjustment to the prior tax carry-forwards.   On a pretax profit of $4,680,000 for the nine months ended June 30, 2007, the Company recorded a tax provision of $2,470,000.  This amount includes a reserve for research and development tax credits claimed by the Company in prior years.  The Internal Revenue Service is currently auditing the credits claimed by the Company in prior year tax filings, and their proposed assessment, if upheld, would result in disallowance of $700,000 of previously claimed credits.  The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time.

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

Note 7 - Debt and Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2010.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable nine-month periods ended June 30, 2007 and 2006 were $461,000 and $465,000, respectively.

As of June 30, 2007, the Company had two real estate loans.  One of $1,419,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016.  Another of $2,643,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024.  Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

Note 8 - Contingencies and Subsequent Event

Subsequent to the end of the Company's fiscal third quarter, the Company reversed a reserve of $2,975,000 that had been established with respect to a possible collection action by an outside service provider that never materialized.  The outside service provider was engaged by Sustain in 2000 to develop a new version of Sustain's case management software system, but its work was terminated as a result of serious flaws and long delays.

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

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues were $26,058,000 and $24,285,000 for the nine months ended June 30, 2007 and 2006, respectively.  This increase of $1,773,000 (7%) was primarily attributed to an increase in (i) public notice advertising revenues and (ii) Sustain’s consulting revenues, partially offset by decreased commercial advertising and circulation revenues.  (Revenues were $9,155,000 and $8,323,000 for the three months ended June 30, 2007 and 2006, respectively.)

Public notice advertising revenues increased by $1,621,000 primarily resulting from an increase in trustee foreclosure sales in California and Arizona.  The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 33% of the Company's total revenues.  Display advertising revenues decreased by $59,000, and classified advertising revenues decreased by $336,000.

Total circulation revenues decreased by $186,000, including about $32,000 for the Daily Journals.  This is fairly consistent with recent trends.   The Daily Journals accounted for about 77% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 14% of the total circulation revenues, with the other newspapers and services accounting for the balance.  Information system and service revenues increased by $397,000 (17%) primarily because of an increase in Sustain’s consulting revenues.  The Company’s revenues derived from Sustain’s operations constituted about 11% and 10% of the Company’s total revenues for the nine months ended June 30, 2007 and 2006, respectively.  Other revenues increased primarily because of additional small print jobs for governmental agencies.

Costs and expenses increased by $121,000 (1%) to $21,667,000 from $21,546,000.  Total personnel costs increased by $567,000 (5%) to $13,077,000.  Newsprint and printing expenses declined by $101,000 (6%) primarily because of decreased outside printing costs for the magazines.  Depreciation and amortization expenses increased by $93,000 (14%) mainly due to the amortization of the editorial/advertising software installed last year. (Costs and expenses were $7,324,000 and $7,346,000 for the three months ended June 30, 2007 and 2006, respectively.)

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2007. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain’s internal development costs, which are primarily incremental costs for both employees and outside contractors, aggregated $993,000 and $1,157,000 for the nine months ended June 30, 2007 and 2006, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit increased by $1,080,000 (26%) from $4,088,000 to $5,168,000 primarily resulting from increased public notice advertising revenues, partially offset by decreased commercial advertising and circulation revenues.  Sustain’s business segment pretax loss decreased $688,000 (59%) from $1,176,000 to $488,000, primarily because of increased consulting revenues.  Future consulting revenues are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks and (ii) the unpredictable needs of Sustain’s existing customers and its ability to secure new customers.

Index

Consolidated net income was $2,210,000 and $1,647,000 for the nine months ended June 30, 2007 and 2006, respectively.   On a pretax profit of $2,912,000 for the nine months ended June 30, 2006, the Company recorded a tax provision of $1,265,000, which included an adjustment to the prior tax carry-forwards.   On a pretax profit of $4,680,000 for the nine months ended June 30, 2007, the Company recorded a tax provision of $2,470,000.  This amount includes a reserve for research and development tax credits claimed by the Company in prior years.  The Internal Revenue Service is currently auditing the credits claimed by the Company in prior year tax filings, and their proposed assessment, if upheld, would result in disallowance of $700,000 of previously claimed credits.  The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time.  Net income per share increased to $1.52 from $1.13.

Subsequent to the end of the Company's fiscal third quarter, the Company reversed a reserve of $2,975,000 that had been established with respect to a possible collection action by an outside service provider that never materialized.  The outside service provider was engaged by Sustain in 2000 to develop a new version of Sustain's case management software system, but its work was terminated as a result of serious flaws and long delays.

Liquidity and Capital Resources

During the nine months ended June 30, 2007, the Company's cash and cash equivalents and U.S. Treasury Note and Bill positions increased by $3,582,000.  Cash and cash equivalents were used for the purchase of capital assets of $232,000, primarily for computer software and equipment and the purchase of the Company’s common stock of $7,000.  The cash provided by operating activities of $3,887,000 included a net decrease in prepayments for subscriptions and other revenues of $66,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $1,597,000 for the nine months ended June 30, 2007 as compared to the prior comparable period primarily due to the increases in net income of $563,000, accrued liabilities of $854,000 and deferred subscription and other revenues of $286,000.  As of June 30, 2007, the Company had working capital of $12,386,000 before deducting the liability for deferred subscription revenues and other revenues of $6,427,000, which are scheduled to be earned within one year.  In addition, the company had long-term U.S. Treasury Notes of about $6,095,000 at June 30, 2007.

As of June 30, 2007, the Company had two real estate loans.  One of $1,419,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016.  Another of $2,643,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024.  Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that revenue recognition, accounting for capitalized software costs and income taxes are critical accounting policies.

Index

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

Index

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements.  Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements.  We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.  There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements.  These factors include, among others: risks associated with the functionality and resources required for new and existing case management software projects; the success or failure of Sustain’s internal software development efforts; Sustain’s reliance on the time and materials professional services engagement with the California Administrative Office of the Courts for a substantial portion of its consulting revenues; the ultimate resolution, if any, of the dispute with the Ontario, Canada Ministries; an adverse outcome of the Internal Revenue Service’s audit of our past research and development tax credits; material changes in the costs of materials; a further decline in subscriber and classified revenues; an inability to continue borrowing on current terms; possible changes in tax laws; collectibility of accounts receivable; potential increases in employee and consultant costs; attraction, training and retention of employees; changes in accounting guidance; and competitive factors in both the case management software business and the publishing business.  In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments.  The Company does maintain a portfolio of cash equivalents maturing in three months or less and a portfolio of U.S. Treasury Bills and Notes maturing within three years.  Given the nature of the investments and the fact that the Company had no outstanding borrowing except for the two real estate loans, which bear a fixed interest rate, the Company was not subject to significant interest rate risk.  As of June 30, 2007, the Company had two real estate loans.  One of $1,419,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016.  Another of $2,643,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024.  Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect its internal controls over financial reporting during the quarter ended June 30, 2007.

Index

PART II

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/07 - 4/30/07	45	$ 36.00	(a)	Not applicable
5/1/07 - 5/31/07	-	-	(a)	Not applicable
6/1/07 - 6/30/07	-	-	(a)	Not applicable
Total	45	$ 36.00	(a)	Not applicable

(a) The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan, and therefore the Company’s per share earnings have not been diluted by grants of “units” under the Deferred Management Incentive Plan.  Each unit entitles the recipient to a designated share of the pre-tax earnings of the Company on a consolidated basis, or a designated share of the pre-tax earnings attributable to only Sustain or the Company's traditional business, depending on the recipient’s responsibilities.  All shares purchased were made in privately negotiated transactions. The Company’s stock repurchase program remains in effect, and the Company plans to repurchase shares from time to time as it deems appropriate (including, if necessary, to prevent any additional dilution that may be caused by the Deferred Management Incentive Plan).

Index

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

DATE: August 13, 2007