Form 10-K
period 2007-09-30
DAILY JOURNAL CORP
filed 2007-12-27
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2007

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, The NASDAQ Stock Market.

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

As of the last business day of Daily Journal Corporation’s most recently completed second fiscal quarter, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $24,100,000.

As of December 21, 2007 there were outstanding of 1,500,299 shares of Common Stock of Daily Journal Corporation.

Documents incorporated by reference: Portions of the Proxy Statement for the Annual Meeting of shareholders to be held during February 2008 are incorporated by reference into Part III.

Disclosure Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with Sustain’s internal software development efforts; Sustain’s reliance on the time and materials professional services engagement with the California Administrative Office of the Courts for a substantial portion of its consulting revenues; the ultimate resolution, if any, of the dispute with the Ontario, Canada Ministries; an adverse outcome of the Internal Revenue Service’s audit of our past research and development tax credits; material changes in the costs of postage and paper; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company’s reliance on its president and chief executive officer; and changes in accounting guidance. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in Item 1A (“Risk Factors”), and elsewhere in this Form 10-K, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1. Business

The Company publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer and 8-K magazines, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. Sustain Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of September 30, 2007, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada. Financial information of the Company and Sustain is set forth in Item 8 (“Financial Statements and Supplementary Data”).

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

The Daily Journals contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2007, the Los Angeles Daily Journal had approximately 8,300 paid subscribers and the San Francisco Daily Journal had approximately 3,900 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 12,800 at September 30, 2006. There is also a new digital version of The Daily Journals distributed electronically by an outside provider to about 60 paid subscribers. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 48% to subscriptions and 52% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 41% of the Company’s total revenues during fiscal 2007, 45% during fiscal 2006 and 44% during fiscal 2005.

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

The Company publishes the California Directory of Attorneys (the “Directory”), which is updated and published semiannually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges, arbitrators and mediators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals. In addition, there are about 4,000 directories sold. The regular annual rate is $50.

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in

Los Angeles, San Francisco, Santa Clara, Alameda, Orange, Sacramento and San Diego counties receive copies by hand delivery, and additional copies are distributed by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $667.

Much of the information contained in The Daily Journals is available to subscribers online at www.dailyjournal.com. There is an additional charge to use some parts of this online service.

Daily Commerce. Published since 1917, the Daily Commerce, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The nature of the news coverage enhances the effectiveness of public notice advertising in distributing information about foreclosures to potential buyers at foreclosure sales. The features of the paper include default listings, probate estate sales and real estate examination applicants. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day. It had approximately 660 paid subscriptions at September 30, 2007. A subscription to the Daily Commerce is $264 per year, and it is primarily distributed by mail.

California Real Estate Journal. The California Real Estate Journal (the “Real Estate Journal”) is a weekly newspaper directed primarily to persons interested in the commercial real estate market, including real estate brokers, developers, bankers and real estate lawyers. The Real Estate Journal carries news and features such as the status of commercial projects, financial information and articles on brokers and transactions, including defaults and new financings. It carries display and classified advertising. At September 30, 2007, the Real Estate Journal had a circulation of approximately 1,300 paid subscribers at an annual subscription rate of $116 and 1,800 requester and other subscribers. It is distributed by mail delivery. In addition, there is a digital version of the newspaper distributed to about 1,700 requester subscribers and an online news service.

The Daily Recorder. The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it. Among the regular features of The Daily Recorder are news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising. The Daily Recorder currently has approximately 700 paid subscribers, and is distributed by mail. The current subscription rate is $284 per year.

The Inter-City Express. The Inter-City Express (the “Express”) has been published since 1909. It covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries both commercial and public notice advertising. It is published two days a week and is mailed to its approximately 230 subscribers. The annual subscription rate is $150.

San Jose Post-Record. The San Jose Post-Record (the “Post-Record”) has been published since 1910. In addition to general news of local interest, the Post-Record, which is published three days a week, focuses on legal and real estate news and carries commercial and public notice advertising. A yearly subscription to the Post-Record is $125. It has approximately 180 subscribers, all of whom receive it by mail.

Sonoma County Herald-Recorder. The Sonoma County Herald-Recorder (the “Herald-Recorder”) has been in existence since 1899. The newspaper carries general news of local interest and is designed to be of special interest to members of the legal and real estate professions. Advertising in the newspaper consists of both public notice and commercial advertising. Its approximately 140 subscribers receive the newspaper two days a week by mail, at a rate of $197 annually.

Orange County Reporter. The Orange County Reporter (“Orange Reporter”) has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Orange Reporter reports local and state legal, business and real estate news, and carries primarily public notice advertising. The Orange Reporter is mailed three days a week to approximately 280 paid and requester subscribers. The annual subscription rate is $91.

San Diego Commerce. The San Diego Commerce is a thrice-weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves legal and real estate professionals in San Diego County. It has approximately 70 paid subscribers. The annual subscription rate is $66, covering distribution by mail.

Business Journal. The Business Journal publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It carries public notice advertising, and its approximately 80 paid subscribers receive it by mail twice weekly. The annual subscription rate is $55.

The Record Reporter (Arizona). The Record Reporter was acquired in 1995. In addition to general news of local interest, The Record Reporter, which is published three days a week, focuses on real estate news and public record information and carries primarily public notice advertising. It is mailed to approximately 90 paid subscribers. The annual subscription rate is $165 for most subscribers.

Nevada Journal. The Company acquired the Nevada Supreme Court Reporter in 1994, and the name was changed to the Nevada Journal. Besides stories of general interest and those concerning the courts and legal communities, the Nevada Journal features summaries and full-text opinions issued by the Nevada State and Federal Courts. Special features include verdicts and settlements and articles on federal opinions. The weekly Nevada Journal, as of September 30, 2007, had approximately 40 subscribers. The yearly subscription rate is $152.

Magazines. Since 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the “State Bar”). The magazine was published by the Company in cooperation with the State Bar until 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is mailed free to the active members of the State Bar and also has approximately 340 paid subscribers. An annual subscription to California Lawyer is $95.

In 2005 the Company commenced publishing 8-K, a quarterly legal magazine for business executives. It is mailed free to about 13,600 corporate officers of major U.S. corporations and California corporate counsels.

Information Services. The specialized information services offered by the Company have grown out of its newspaper operations or have evolved in response to a desire for such services primarily from its newspaper subscribers.

The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 2,800 subscribers at September 30, 2007 paying $286 per year. Court Rules reproduces court rules for certain state and federal courts in California. The Court Rules appear in two versions, one of which covers Northern California courts (nine volumes) and one of which covers Southern California courts (eight volumes). The Company updates Court Rules on a monthly basis. In addition, the Company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties. Also, the Company publishes single-volume rules for the Federal District Court in the Central District of California and California Probate Rules. In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $60 to $90 per year, and volumes are normally updated or replaced whenever there are substantial rule changes. At September 30, 2007, the Company had approximately 3,300 subscribers for its Local Rules publications.

The Judicial Profiles services contain biographical and professional information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. The Judicial Profiles include biographical data and financial disclosure statements on judges and information supplied by each judge regarding the judge’s policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the eight-volume set for Southern California or the nine-volume set for Northern California. The approximately 700 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $376 for each or $515 for both per year.

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

Advertising and Newspaper Representative. The Company’s publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising. Public notice advertising consists of about 100 different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements. Many government agencies use the Company’s Internet-based advertising system to produce and send their notices to the Company. In addition, a fictitious business name Web site enables individuals to send their statements to the Company for filing and publication. California Newspaper Service Bureau (“CNSB”), a division of the Company, is a statewide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising. CNSB places notices and other forms of advertising with adjudicated newspapers of general circulation, many of which are not owned by the Company.

Public notice advertising revenues and related advertising and other service fees for the Company constituted about 34% of the Company’s total revenues in fiscal 2007, 28% in fiscal 2006 and 27% in fiscal 2005. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from the publication in which the advertising is placed and (iii) filing service fees generated when filing notices with government agencies.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, service fees for public record searches, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

Information Systems and Services. In January 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and certain of its shareholders. As of September 30, 2007, the Company owned 93% of Sustain. Sustain is licensed in ten states and three countries, and many of its clients have more than a decade of experience with the Sustain product line. The Company’s revenues derived from Sustain’s operations constituted about 11% of the Company’s total revenues in fiscal 2007, 10% in fiscal 2006 and 13% in fiscal 2005. In fiscal 2007, approximately 40% of Sustain’s revenues came from consulting projects, and approximately 60% came from license, maintenance and other service fees. In recent years, a substantial majority of Sustain’s consulting revenues has come from projects for the California Administrative Office of the Courts. The level of services that Sustain is called upon to perform can fluctuate over time, and a reduction in the revenue generated by these types of projects could have a materially adverse impact on Sustain’s business. As a technology based company, Sustain’s success depends on the continued development and improvement of its products. The Company’s expenditures in support of the Sustain software are highly significant and will continue to be necessary to maintain and increase Sustain’s revenues. Sustain’s internal development costs, which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2008. If the Company is unable to fund all such development, or if the development programs are not successful, it will negatively affect the Company’s ability to maximize its existing investment in the Sustain software and to compete for new opportunities in the case management software business.

Printing. The Company’s main printing facilities are located in Los Angeles and currently are used primarily to print the Daily Journals and its supplements and some of the other publications. The Company installed computer-to-plate production equipment in Los Angeles in 2003 and digital copiers and other equipment for the printing of the Judicial Profiles, the Court Rules and items such as legal advertising and office forms, promotional flyers and other materials for its publications and for a few other customers in 2004. The California Lawyer and 8-K magazines, the Directory and some of the other publications are printed by outside contractors.

Materials and Postage

After personnel and software development costs, postage and paper costs are typically the Company’s next two largest expenses.

The Company is subject to periodic increases in postal rates. Effective toward the end of fiscal 2007, the U.S. Postal Service increased rates and added new pallet/sack fees. During the past several years, the Company has instituted changes in an attempt to mitigate higher postage costs. These changes have included contracting for hand delivery in selected sections of the San Francisco Bay area, San Diego, Orange County, Sacramento and Los Angeles, delivering pre-sorted newspapers to the post office on pallets, which facilitates delivery and improves service, and implementing a method of bundling newspapers which reduces the per piece charges. In addition, the Company has an ink jet labeler which eliminates paper labels and enables the Company to receive bar code discounts from the postal service on some of its newspapers.

An adequate supply of newsprint and other paper is important to the Company’s operations. The Company currently does not have a contract with paper suppliers. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. Since 2003, the price of paper had increased moderately, but since the beginning of 2007, it has declined slightly. Paper prices may fluctuate substantially in the future, and this could significantly impact income from operations.

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

Competition

Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. The Daily Journals face aggressive competition, including amazingly low “price-war” type prices for multiple copy subscriptions, from law-oriented newspapers in Los Angeles, San Francisco and San Diego. All of the Company’s real estate and business publications and products face strong competition from other publications and service companies. Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company’s newspapers provide along with general news coverage attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage as does the Company, but the Company believes its coverage, particularly that of The Daily Journals, is more complete and therefore attracts more readers. The Company believes that The Daily Journals are the most important newspapers serving California lawyers on a daily basis.

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

The Company’s court rules publications face competition in both the Southern California market as well as in Northern California from online court rules services and the Courts. Subscriptions to the multi-volume Court Rules and Local Rules volumes have declined during fiscal 2007. The Company’s Judicial Profile services have direct competition and also indirect competition, since some of the same information is available through other sources.

The pricing of the Company’s products is reviewed every year. Subscription price increases have in recent years exceeded inflation, as have advertising rate increases.

There is significant competition among a limited number of companies to provide services and software to the courts, and some of these companies are much larger and have greater access to capital and other resources than Sustain. Others provide services for a limited number of courts. Normally, the vendor is selected through a bidding process, and often the courts will express a preference for, or even require, larger vendors. Many courts now desire Internet-based solutions to centralize operations, facilitate electronic filing and other interfaces with justice partners and the public, and publish certain information from case management systems. The Sustain product line provides a version of these services, but there are many uncertainties in the process of courts migrating to newer electronic based systems, including whether Sustain’s version of case management systems will find general acceptance and whether the development and modification of such systems can be done in a cost effective manner. The Company continues to develop its Internet-based software, but an inability to develop a marketable product could impact the Company’s ability to compete in the case management software business. Most of Sustain’s consulting revenues presently come from the installation projects for the California Administrative Office of the Courts. As a California state government agency that relies on the state legislature for its appropriations, the AOC may be subject to budget constraints. If those constraints result in a scaling back or delay of the installation projects or an inability of the AOC to pay for Sustain’s services, Sustain’s revenues would be materially affected. The installation projects for the AOC are billed primarily on a time-and-materials basis, and the AOC may terminate the agreement governing the project at its convenience upon 30 days notice.

Employees

The Company employs approximately 240 full-time employees and about 15 part-time employees including about 20 employees at Sustain. Sustain also engages independent contractors for development and consulting projects. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

Working Capital

Traditionally, the Company has generated sufficient cash flow from operations to cover all its needs without significant borrowing except for two real estate loans. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty. To a very considerable extent, the Company benefits in this regard from the fact that both subscriptions and Sustain software maintenance and license fees are generally paid a year in advance. If the Company’s overall cash need exceeds cash flow from operations and its current working capital, the Company may attempt to secure additional financing which may or may not be available on acceptable terms.

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

Advertising represents the largest portion of our revenues, and trends that impact the demand for advertising are often beyond our control

In an expanding economy, classified advertising and fictitious business name legal advertising normally increase while trustee sale legal notice advertising declines. The reverse is normally also true. Because the Company’s business is concentrated in California, our advertising revenues are particularly susceptible to trends affecting California and the West.

Classified and display advertising constituted about 29% of the Company’s revenues in fiscal 2007 and 34% in 2006. Recently, Internet sites devoted to recruitment have become significant competitors of our newspapers and websites for classified advertising. In addition, there has been a steady consolidation of companies serving the legal market place, resulting in an ever-smaller group of companies placing display advertising. Consequently, retaining advertising revenues remains a challenge.

Public notice advertising revenues and related advertising and other service fees for the Company constituted about 34% of the Company’s total revenues in fiscal 2007 and 28% in fiscal 2006. In many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company’s public notice advertising revenues.

The decline in circulation that we have experienced in recent years is likely to continue and may impact our ability to attract and retain advertisers

Competition for advertising is based largely on reader demographics, price, advertiser results, circulation and readership levels, while competition for circulation is based largely on the content of the newspaper, service and price. Circulation revenues constituted about 25% of the Company’s total revenues in fiscal 2007 and 28% in fiscal 2006. The steady decline in recent years in the number of subscriptions to The Daily Journals and the Company’s court rule publications is likely to continue and will certainly impact the Company’s future revenues. Our newspapers face competition from other publications and from other forms of media for news and information, and our court rules publications face competition from free online court services.

A substantial majority of Sustain’s consulting revenues come from one customer

The Company’s revenues derived from Sustain’s operations constituted about 11% of the Company’s total revenues in fiscal 2007 and 10% in fiscal 2006. In recent years, a substantial majority of Sustain’s consulting revenues has come from projects for the California Administrative Office of the Courts. The level of services that Sustain is called upon to perform can fluctuate over time. In addition, the Administrative Office of the Courts generally can terminate its professional services agreement with Sustain on 30 days’ notice. A reduction in the revenue generated by projects for the Administrative Office of the Courts could have a materially adverse impact on Sustain’s business.

Our expenditures in support of the Sustain software are highly significant

As a technology based company, Sustain’s success depends on the continued development and improvement of its products. The Company’s expenditures in support of the Sustain software are highly significant and will continue to be necessary to maintain and grow Sustain’s business, as customers demand additional functionality and Internet-based products. Sustain’s internal development costs, which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2008. If the Company’s development programs are not successful, it will negatively affect the Company’s ability to maximize its existing investment in the Sustain software and to compete for new opportunities in the case management software business.

Paper and postage costs may be volatile and difficult to predict and control

Paper and postage accounted for approximately 7% of our publishing segment’s operating costs in fiscal 2007 and 8% in fiscal 2006. An adequate supply of newsprint and other paper is important to the Company’s operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. Since 2003, the price of paper had increased moderately, but since the beginning of 2007, it has been declining slightly. We use the U.S. Postal Service for distribution of a majority of our newspapers and all of our magazines. Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. Effective toward the end of fiscal 2007, the U.S. Postal Service increased rates and added new pallet/sack fees. We therefore expect our postage costs to increase in fiscal 2008.

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

We are sometimes subject to litigation

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

Sustain received a letter in April 2003 from counsel to the Ontario, Canada Ministry of the Solicitor General, Ministry of Public Safety and Security and Ministry of the Attorney General

(collectively, the “Ministries”). The Ministries had entered into a contract with Sustain, dated as of April 22, 1999, pursuant to which the Ministries sought to license the software product that was to be developed by an outside service provider, but which suffered lengthy delays and significant flaws. The contract was formally terminated in June 2002. The letter from counsel purported to invoke the dispute resolution process set forth in the contract and claimed damages in the amount of $20 million. Counsel for Sustain and counsel for the Ministries engaged in preliminary discussions with respect to this matter, but there have been no communications between the parties or their counsels since April 2003.

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

The Internal Revenue Service is currently auditing the credits claimed by the Company in prior year tax filings, and their proposed assessment, if upheld, would result in disallowance of about $700,000 of previously claimed credits. The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time.

While we believe our tax positions are reasonable, a successful challenge by taxing authorities could negatively impact our effective tax rate, net income and cash flows.

We rely heavily on our president and chief executive officer, Gerald Salzman

Gerald Salzman serves as the Company’s president, chief executive officer, chief financial officer, assistant secretary and treasurer. He also serves as a director of the Company. If Mr. Salzman’s services were no longer available to us, it is unlikely that the Company could find a single replacement to perform all of the duties now handled by him, and it could have a significant adverse affect on our business. The Company does not carry key-man life insurance, nor has it entered into an employment agreement with Mr. Salzman.

Changes in accounting standards could significantly impact reported earnings and operating results

Generally accepted accounting principles and accompanying pronouncements for certain aspects of our business, including software development costs, involve significant judgments. Changes in the rules or their interpretation could significantly change our reported earnings and operating results. For more information, see Section 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.

Item 1B. Unresolved Staff Comments

None.

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

The Company leases in San Francisco approximately 10,500 square feet of office space (expiring in March 2009). In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years’ duration.

See Note 5 of Notes to Consolidated Financial Statements for information concerning rents payable under leases.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings. However, see Note 6 of Notes to Consolidated Financial Statements for information concerning an unresolved dispute involving Sustain.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the sales prices of the Company’s common stock for the periods indicated. Quotations are as reported by the NASDAQ Capital Market.

	High	Low
Fiscal 2007
Quarter ended December 31, 2006	$43.50	$37.54
Quarter ended March 31, 2007	41.64	39.50
Quarter ended June 30, 2007	42.14	39.00
Quarter ended September 30, 2007	43.50	38.69

Fiscal 2006
Quarter ended December 31, 2005	$48.00	$39.56
Quarter ended March 31, 2006	43.97	39.80
Quarter ended June 30, 2006	42.73	36.51
Quarter ended September 30, 2006	38.75	36.60

As of December 21, 2007, there were approximately 1,100 holders of record of the Company’s common stock, and the last trade was at $ 41.25 per share.

The Company did not declare or pay any dividends during fiscal 2007 or 2006. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities during fiscal 2007 that were not registered under the Securities Act of 1933, as amended.

From time to time, the Company has purchased shares, including treasury shares, of its common stock and may continue to do so. See Note 3 to consolidated financial statements. The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan. The Company’s stock repurchase program remains in effect. During fiscal 2007, the Company purchased 186 shares of common stock, each at a price per share of $36. The Company did not purchase any shares of its common stock in the fourth quarter of fiscal 2007.

The following graph shows a five-year comparison of cumulative total return on the Company’s common stock, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Publishing- Newspapers MidCap Index, assuming $100 was invested on September 30, 2002, and all dividends were reinvested. The Company has not declared a dividend in any of the fiscal years shown.

Daily Journal Corporation

Total Cumulative Shareholder Return for Five Years Ended September 30, 2007

	2002	2003	2004	2005	2006	2007
Daily Journal Corporation	100.00	113.91	144.68	187.15	164.55	170.81
S & P 500	100.00	124.40	141.65	159.01	176.17	205.13
S & P Publishing - MidCap	100.00	100.41	119.47	122.16	94.91	97.50

Item 6. Selected Financial Data

The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 2007. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included herein.

	Fiscal Year Ended September 30
	2007	2006	2005	2004	2003
	(Dollar amounts in thousands, except share and per share amounts)
Consolidated Statement of Income Data:
Revenues
Advertising	$19,004	$17,107	$16,475	$16,049	$15,988
Circulation	8,910	9,142	9,588	10,149	10,375
Information systems and services	3,920	3,128	4,233	4,662	3,979
Advertising service fees and other	3,279	2,996	2,976	3,002	2,906

	35,113	32,373	33,272	33,862	33,248

Costs and expenses (income)
Salaries and employee benefits	17,471	16,490	17,078	16,488	16,535
Newsprint and printing expenses	2,087	2,253	2,250	2,477	2,413
Outside services	3,407	3,643	3,536	3,701	3,931
Postage and delivery costs	1,627	1,674	1,754	1,923	1,985
Depreciation and amortization	990	899	821	1,340	2,356
Other general and administrative expenses	3,464	3,429	3,317	3,976	3,575
Reversal of Sustain’s contingent liability	(2,975)	—	—	—	—

	26,071	28,388	28,756	29,905	30,795

Income from operations	9,042	3,985	4,516	3,957	2,453
Other income and expenses
Interest income	897	611	361	74	100
Interest expense	(363)	(358)	(380)	(190)	(150)

Income before taxes	9,576	4,238	4,497	3,841	2,403
Provision for income taxes	(4,260)	(1,800)	(210)	(110)	—

Net income	$5,316	$2,438	$4,287	$3,731	$2,403

Weighted average number of common shares outstanding – basic and diluted	1,452,914	1,453,121	1,453,531	1,459,363	1,474,805

Basic and diluted net income per share	$3.66	$1.68	$2.95	$2.56	$1.63

	September 30
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Working capital as conventionally reported	$10,960	$2,261	$3,750	$2,617	$(1,762)
Working capital before deductions of specified items (1)	17,178	8,754	10,631	9,927	5,147
Total assets	39,922	35,703	33,836	30,599	25,429
Shareholders’ equity	22,285	16,975	14,541	10,300	6,866

(1)	Before deducting for each of the five years the liability for deferred subscription revenue and other revenues which will be earned within one year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2007 Compared to 2006

Revenues were $35,113,000 and $32,373,000 for the fiscal year 2007 and 2006, respectively. This increase of $2,740,000 (8%) was primarily attributed to an increase in (i) public notice advertising revenues and (ii) Sustain’s consulting revenues, partially offset by decreased commercial advertising and circulation revenues.

Public notice advertising revenues increased by $2,567,000 primarily resulting from an increase in trustee foreclosure sales in California and Arizona. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 93% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 34% of the Company’s total revenues. Display advertising revenues decreased by $208,000, and classified advertising revenues decreased by $460,000.

Total circulation revenues decreased by $232,000, including about $49,000 for The Daily Journals. This is fairly consistent with recent trends. The Daily Journals accounted for about 77% of the Company’s total circulation revenues. The court rule and judicial profile services generated about 15% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $792,000 (25%) primarily because of an increase in Sustain’s consulting revenues. Some of these consulting revenues are the result of a deferral of previously contracted projects into 2007, and they do not represent a trend towards higher consulting revenues. The Company’s revenues derived from Sustain’s operations constituted about 11% and 10% of the Company’s total revenues for fiscal 2007 and 2006, respectively. Other revenues increased primarily because of additional small print jobs for governmental agencies.

Costs and expenses, excluding the reversal of Sustain’s contingent liability of $2,975,000, increased by $658,000 (2%) to $29,046,000 from $28,388,000. Total personnel costs increased by $981,000 (6%) to $17,471,000. Newsprint and printing expenses declined by $166,000 (7%) primarily because of decreased outside printing costs for the magazines. Depreciation and amortization expenses increased by $91,000 (10%) mainly due to the amortization of the editorial/advertising software installed last year.

During the fourth quarter of fiscal 2007, the Company reversed a reserve of $2,975,000 that had been established with respect to a possible action by an outside service provider that never materialized. The outside service provider was engaged by Sustain to develop a new version of Sustain’s case management software system, but its work was terminated in 2001 as a result of serious flaws and long delays.

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2008. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain’s internal development costs, which are primarily incremental costs for both employees and outside contractors, aggregated $1,437,000 and $1,567,000 for the fiscal 2007 and 2006, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit increased by $1,309,000 (22%) from $5,823,000 to $7,132,000 primarily resulting from increased public notice advertising revenues, partially offset by decreased commercial advertising and circulation revenues. Sustain’s business segment pretax loss, before the reversal of a contingent liability of $2,975,000, decreased $1,054,000 (66%) from $1,585,000 to $531,000, primarily because of increased consulting revenues. Future consulting revenues are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks and (ii) the unpredictable needs of Sustain’s existing customers and its ability to secure new customers.

Consolidated net income was $5,316,000 and $2,438,000 for fiscal 2007 and 2006, respectively. On a pretax profit of $4,238,000 for fiscal 2006, the Company recorded a tax provision of $1,800,000, which included an adjustment to prior tax carry-forwards. On a pretax profit of $9,576,000 for fiscal 2007, the Company recorded a tax provision of $4,260,000. This amount includes a reserve for research and development tax credits claimed by the Company in prior years. The Internal Revenue Service is currently auditing the credits claimed by the Company in prior year tax filings, and their proposed assessment, if upheld, would result in disallowance of about $700,000 of previously claimed credits. The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time. Net income per share increased to $3.66 from $1.68.

2006 Compared to 2005

Revenues were $32,373,000 and $33,272,000 for fiscal 2006 and 2005, respectively. This decrease of $899,000 (3%) was primarily attributable to a decline in Sustain’s consulting revenues due to higher than average revenues in the 2005 period and temporary delays in several California court projects, and a decline in circulation revenues. This decrease was partially offset by the increased revenues from commercial and legal advertising.

Display advertising revenues increased by $146,000, and classified advertising revenues increased by $285,000. Public notice advertising revenues increased by $201,000. The Company’s smaller newspapers, those other than The Daily Journals, accounted for about 91% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 28% of the Company’s total revenues. The Daily Journals accounted for about 76% of the Company’s total circulation revenues. The court rule and judicial profile services generated about 16% of the total circulation revenues, with the other newspapers and services accounting for the balance. Total circulation revenues decreased by $446,000 (5%). Information system and service revenues decreased by $1,105,000 primarily because of the decline in Sustain’s consulting revenues discussed above. Consulting revenues are normally recognized upon acceptance by the customers. The Company’s revenues derived from Sustain’s operations constituted about 10% and 13% of the Company’s total revenues for fiscal 2006 and 2005, respectively.

Costs and expenses decreased by $368,000 (1%) to $28,388,000 from $28,756,000. Total personnel costs decreased by $588,000 to $16,490,000. Outside services increased by $107,000 primarily resulting from Sustain’s software development program. Postage and delivery expenses decreased by $80,000 (5%), primarily because of the decline in circulation. Depreciation and amortization expenses increased by $78,000 mainly due to the amortization of the new editorial/advertising software installed this year. Other general and administrative expenses increased by $112,000 primarily resulting from increased accounting fees and software maintenance costs.

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

Consolidated net income was $2,438,000 and $4,287,000 for fiscal 2006 and 2005, respectively. On a pretax profit of $4,238,000 for fiscal 2006, the Company recorded a tax provision of $1,800,000, which included an adjustment to the prior tax carry-forwards. The tax provision was only $210,000 on a pretax profit of $4,497,000 for fiscal 2005 because the Company was able to utilize the state tax benefit from Sustain-segment operating loss carry-forwards and federal research and development tax credits. Net income per share decreased to $1.68 from $2.95.

Disclosure of Contractual Obligations

The following table sets forth certain contractual obligations as of September 30, 2007:

Contractual Obligations (000)	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Notes payable	$209	$466	$534	$2,803	$4,012
Operating leases	494	207	—	—	701
Long-term accrued liabilities	—	902	519	579	2,000

	$703	$1,575	$1,053	$3,382	$6,713

Liquidity and Capital Resources

During fiscal 2007, the Company’s cash and cash equivalents and U.S. Treasury Note and Bill positions increased by $6,895,000. Cash and cash equivalents were used for the purchase of capital assets of $394,000, primarily for computer software and equipment and the purchase of the Company’s common stock of $6,000. The cash provided by operating activities of $5,010,000 included a net decrease in prepayments for subscriptions and other revenues of $275,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered, generally over the subscription or license term. Cash flows from operating activities increased by $2,259,000 for fiscal 2007 as compared to the prior year primarily due to the increases in net income of $2,878,000, accrued liabilities of $1,501,000 and deferred subscription and other revenues of $113,000, partially offset by the increase in accounts receivable of $921,000 and decrease in accounts payable of $2,779,000, primarily due to the reversal of Sustain’s $2,975,000 contingent liability. As of September 30, 2007, the Company had working capital of $17,178,000 before deducting the liability for deferred subscription revenues and other revenues of $6,218,000, which are scheduled to be earned within one year. In addition, the Company had long-term U.S. Treasury Notes of about $4,596,000 at September 30, 2007.

As of September 30, 2007, the Company had two real estate loans. One of $1,389,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016. Another of $2,623,000, which also bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which was effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective beginning on October 1, 2007 and is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

During September 2006, FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America (“GAAP”), provides a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report. (See Notes 4-6 for income taxes, debt and commitments and contingencies.)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company does not use derivative financial instruments. The Company does maintain a portfolio of cash equivalents maturing in three months or less and a portfolio of U.S. Treasury Bills and Notes maturing within three years. Given the nature of the investments and the fact that the Company had no outstanding borrowing except for the two real estate loans, which bear a fixed interest rate, the Company was not subject to significant interest rate or other market risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index under Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

December 18, 2007

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$1,069,000	$617,000
U.S. Treasury Notes and Bills	15,396,000	8,953,000
Accounts receivable, less allowance for doubtful accounts of $200,000 at September 30, 2007 and 2006	5,537,000	4,490,000
Inventories	23,000	46,000
Prepaid expenses and other assets	187,000	132,000
Deferred income taxes	582,000	1,710,000

Total current assets	22,794,000	15,948,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,953,000	12,922,000
Furniture, office equipment and computer software	3,637,000	3,868,000
Machinery and equipment	1,942,000	1,907,000

	18,532,000	18,697,000
Less accumulated depreciation	(7,211,000)	(6,780,000)

	11,321,000	11,917,000
U.S. Treasury Notes	4,596,000	6,977,000
Deferred income taxes	1,211,000	861,000

	$39,922,000	$35,703,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,625,000	$4,156,000
Accrued liabilities	3,120,000	2,459,000
Income taxes	662,000	382,000
Notes payable – current portion	209,000	197,000
Deferred subscription revenue and other revenues	6,218,000	6,493,000

Total current liabilities	11,834,000	13,687,000

Long term liabilities
Accrued liabilities	2,000,000	1,030,000
Notes payable – long term	3,803,000	4,011,000

Total long term liabilities	5,803,000	5,041,000

Commitments and contingencies (Notes 5 and 6)	—	—

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,500,299 shares and 1,500,485 shares outstanding at September 30, 2007 and 2006, respectively	15,000	15,000
Additional paid-in capital	1,907,000	1,908,000
Retained earnings	21,269,000	15,958,000
Less 47,445 treasury shares, at September 30, 2007 and 2006 at cost	(906,000)	(906,000)

Total shareholders’ equity	22,285,000	16,975,000

	$39,922,000	$35,703,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended September 30
	2007	2006	2005
Revenues
Advertising	$19,004,000	$17,107,000	$16,475,000
Circulation	8,910,000	9,142,000	9,588,000
Information systems and services	3,920,000	3,128,000	4,233,000
Advertising service fees and other	3,279,000	2,996,000	2,976,000

	35,113,000	32,373,000	33,272,000

Costs and expenses (income)
Salaries and employee benefits	17,471,000	16,490,000	17,078,000
Newsprint and printing expenses	2,087,000	2,253,000	2,250,000
Outside services	3,407,000	3,643,000	3,536,000
Postage and delivery expenses	1,627,000	1,674,000	1,754,000
Depreciation and amortization	990,000	899,000	821,000
Other general and administrative expenses	3,464,000	3,429,000	3,317,000
Reversal of Sustain’s contingent liability	(2,975,000)	—	—

	26,071,000	28,388,000	28,756,000

Income from operations	9,042,000	3,985,000	4,516,000
Other income and expenses
Interest income	897,000	611,000	361,000
Interest expense	(363,000)	(358,000)	(380,000)

Income before taxes	9,576,000	4,238,000	4,497,000
Provision for income taxes	(4,260,000)	(1,800,000)	(210,000)

Net income	$5,316,000	$2,438,000	$4,287,000

Weighted average number of common shares outstanding – basic and diluted	1,452,914	1,453,121	1,453,531

Basic and diluted net income per share	$3.66	$1.68	$2.95

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	Share	Amount
Balance at September 30, 2004	1,501,810	$15,000	$1,909,000	$9,282,000	$(906,000)	$10,300,000
Net income	—	—	—	4,287,000	—	4,287,000
Purchase of common stock	(1,212)	—	(1,000)	(45,000)	—	(46,000)

Balance at September 30, 2005	1,500,598	15,000	1,908,000	13,524,000	(906,000)	14,541,000
Net income	—	—	—	2,438,000	—	2,438,000
Purchase of common stock	(113)	—	—	(4,000)	—	(4,000)

Balance at September 30, 2006	1,500,485	15,000	1,908,000	15,958,000	(906,000)	16,975,000
Net income	—	—	—	5,316,000	—	5,316,000
Purchase of common stock	(186)	—	(1,000)	(5,000)	—	(6,000)

Balance at September 30, 2007	1,500,299	$15,000	$1,907,000	$21,269,000	$(906,000)	$22,285,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30
	2007	2006	2005
Cash flows from operating activities
Net income	$5,316,000	$2,438,000	$4,287,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	990,000	899,000	821,000
Deferred income taxes	778,000	36,000	(12,000)
Discount earned on U.S. Treasury Bills	(100,000)	(133,000)	(185,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(1,047,000)	(126,000)	(296,000)
Income tax receivable	—	—	416,000
Inventories	23,000	7,000	(15,000)
Prepaid expenses and other assets	(55,000)	30,000	12,000
Increase (decrease) in current liabilities
Accounts payable	(2,531,000)	248,000	(300,000)
Accrued liabilities	1,631,000	130,000	(875,000)
Income tax payable	280,000	(390,000)	772,000
Deferred subscription and other revenues	(275,000)	(388,000)	(429,000)

Cash provided by operating activities	5,010,000	2,751,000	4,196,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Notes and Bills	10,393,000	11,891,000	20,400,000
Purchases of U.S. Treasury Notes and Bills	(14,355,000)	(13,382,000)	(23,555,000)
Purchases of property, plant and equipment, net	(394,000)	(943,000)	(642,000)

Cash used for investing activities	(4,356,000)	(2,434,000)	(3,797,000)

Cash flows from financing activities
Payment of loan principal	(196,000)	(167,000)	(172,000)
Purchase of common and treasury stock	(6,000)	(4,000)	(46,000)

Cash used for financing activities	(202,000)	(171,000)	(218,000)

Increase in cash and cash equivalents	452,000	146,000	181,000

Cash and cash equivalents
Beginning of year	617,000	471,000	290,000

End of year	$1,069,000	$617,000	$471,000

Interest paid during year	$286,000	$315,000	$380,000

Income taxes paid during year	$3,201,000	$969,000	$400,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND OPERATIONS

Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer and 8-K magazines, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of September 30, 2007, has been consolidated since it was acquired in January 1999. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

2. ACQUISITIONS

In 1999 the Company acquired an 80% equity interest in Sustain for cash of $6.67 million. The Company periodically acquired additional equity interests in Sustain through October 2001 for cash of approximately $7 million primarily paid to Sustain pursuant to rights offerings. Since October 2001 Sustain has been a 93% owned subsidiary of the Company. The results of operations for the additional ownership interests have been included in the financial statements from the dates of such acquisitions. The acquisitions were accounted for using the purchase method of accounting; accordingly, the purchase price in excess of the net assets was allocated to goodwill and purchased software and then written off through fiscal 2001. Since fiscal 2001, the Company has not allocated losses to the minority interest of Sustain as there has been a deficit in the minority interest balance. The minority interest had accumulated deficit balances of $649,000 and $744,000 as of September 30, 2007 and 2006, respectively.

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

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in U.S. Treasury Notes, which are recorded at cost plus amortized premium or discount, and U.S. Treasury Bills, which are recorded at cost plus discount earned, that it currently intends to hold to maturity. At September 30, 2007, the Company had U.S. Treasury Notes and Bills at book value of $15,396,000 maturing within one year and U.S. Treasury Notes at book value of $4,596,000 maturing after one year but less than five years. These investments had about $141,000 of unrecognized gains. At September 30, 2006, the Company had U.S. Treasury Notes and Bills at book value of $8,953,000 maturing within one year and U.S. Treasury Notes at book value of $6,977,000 maturing after one year but less than five years. These investments had about $49,000 of unrecognized gains and about $25,000 of unrecognized losses. The aggregate fair values of U.S. Treasury Notes and Bills at September 30, 2007 and 2006 were $20,133,000 and $15,954,000, respectively.

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

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2007, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Sustain Software: The Company is continuing its internal Sustain software development efforts. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. In general, “technological feasibility” is achieved when the developer has established the necessary skills, hardware and technology to produce a product and a detailed program design has been (a) completed, (b) traced to the product specifications and (c) reviewed for high-risk development issues. If these developments are not successful, there will be a significant and adverse impact on the

Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain software development costs ($1,437,000 and $1,567,000 during fiscal 2007 and 2006, respectively), which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2008.

During the last quarter of fiscal 2007, the Company reversed a reserve of $2,975,000 that had been established with respect to a possible action by an outside service provider that never materialized. The outside service provider was engaged by Sustain to develop a new version of Sustain’s case management software system, but its work was terminated in 2001 as a result of serious flaws and long delays.

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

Deferred Management Incentive Plan: In fiscal 1987 the Company implemented a Deferred Management Incentive Plan that entitles an employee to participate in pre-tax earnings of the Company. In 2003 the Company modified the Plan to provide employees with three different types of non-negotiable incentive certificates based on the nature of the particular participants’ responsibilities. Each certificate entitles the participant to a specified share of the applicable pre-tax earnings in the year of grant and to receive the same percentage of pre-tax earnings in each of the next nine years provided they remain employed or are in retirement following employment to age 65. Participant interests entitled employees to receive 4.40% and 4.43% (amounting to $434,865 and $327,200, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation and supplemental compensation expenses, 2.96% and 2.91% (amounting to $0 for both years) for Sustain and 8.2% and 8.2% (amounting to $737,040 and $452,880, respectively) for Daily Journal consolidated in fiscal 2007 and 2006. One major participant in the Plan is over 65, but not retired. The Company has accrued $2,000,000 for the Plan’s future commitment, which includes an increase in fiscal 2007 of $970,000. During the fourth quarter of fiscal 2007, the Company modified the method of estimating this accrual to reflect the recent increases in pretax profits, resulting in an additional accrual of $500,000 and a reduction of after-tax profits of about $280,000, or $.19 per share.

Treasury stock and net income per common share: As of each of September 30, 2007 and 2006, the Company owned 47,445 of the 599,409 units of a limited partnership that has no known liabilities and owns as its sole asset 599,409 shares of common stock of Daily Journal Corporation. This investment, at a total cost of $906,000 at September 30, 2007, was considered treasury stock and was excluded from the calculation of weighted average shares. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,452,914 for 2007, 1,453,121 for 2006 and 1,453,531 for 2005. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

New Accounting Pronouncements: In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which was effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective beginning on October 1, 2007 and is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

During September 2006, FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America (“GAAP”), provides a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

4. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2007	2006	2005
Current:
Federal	$2,949,000	$1,517,000	$211,000
State	533,000	246,000	11,000

	3,482,000	1,763,000	222,000

Deferred:
Federal	640,000	(121,000)	(474,000)
State	138,000	158,000	462,000

	778,000	37,000	(12,000)

	$4,260,000	$1,800,000	$210,000

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2007	2006	2005
Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise taxes (net of federal tax benefit)	5.8	5.8	5.8
Change in valuation allowance	—	—	(28.6)
Adjustment to prior tax filings, tax credits and tax reserves	5.2	2.4	(5.0)
Other, net	(.5)	.2	(1.5)

Effective tax rate	44.5%	42.4%	4.7%

The Company’s deferred income tax assets were comprised of the following at September 30:

	2007	2006	2005
Deferred tax assets attributable to:
Accrued liabilities, including vacation pay accrual	$1,001,000	$1,832,000	$1,768,000
Bad debt reserves not yet deductible	79,000	79,000	99,000
Depreciation and amortization	530,000	580,000	593,000
Other	183,000	80,000	147,000

Total deferred tax assets	$1,793,000	$2,571,000	$2,607,000

At September 30, 2007, the Company had a deferred tax asset of $1,793,000 primarily related to accrued liabilities not currently deductible for tax purposes and depreciation. During fiscal 2007, the Company recorded a tax provision of $4,260,000 that includes a reserve for research and development tax credits claimed by the Company in prior years. The Internal Revenue Service is currently auditing the credits claimed by the Company in prior year tax filings, and their proposed assessment, if upheld, would result in disallowance of about $700,000 of previously claimed credits. The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time.

5. DEBT AND COMMITMENTS

As of September 30, 2007, the Company had two real estate loans. One of $1,389,000, which bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $18,000 through 2016. Another of $2,623,000, which also bears a fixed interest rate of 6.84%, is repayable in equal monthly installments of about $22,000 through 2024. Each loan is secured by one of the Company’s two buildings in Los Angeles and can be paid off without prepayment penalty.

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2010. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for the fiscal years 2007, 2006 and 2005 were $611,000, $616,000 and $609,000, respectively.

The following table represents the Company’s future obligations:

	Payments Due by Fiscal Year
	2008	2009	2010	2011	2012	2013 and after	Total
Notes payable	$209,000	$225,000	$241,000	$258,000	$276,000	$2,803,000	$4,012,000
Operating leases	494,000	198,000	9,000	—	—	—	701,000
Long-term accrued liabilities	—	504,000	398,000	285,000	234,000	579,000	2,000,000

	$703,000	$927,000	$648,000	$543,000	$510,000	$3,382,000	$6,713,000

6. CONTINGENCIES

Sustain received a letter in April 2003 from counsel to the Ontario, Canada Ministry of the Solicitor General, Ministry of Public Safety and Security and Ministry of the Attorney General (collectively, the “Ministries”). The Ministries had entered into a contract with Sustain, dated as of April 22, 1999, pursuant to which the Ministries sought to license the software product that was to be developed by an outside service provider, but which suffered from lengthy delays and significant flaws. The contract was formally terminated in June 2002. The letter from counsel purported to invoke the dispute resolution process set forth in the contract and claimed damages in the amount of $20 million. Counsel for Sustain and counsel for the Ministries engaged in preliminary discussions with respect to this matter, but there have been no communications between the parties or their counsels since April 2003. At this point, management is unable to determine whether this matter will have a material adverse effect on Sustain and the Company.

7. OPERATING SEGMENTS

The Company has two segments of business. The Company’s reportable segments are (1) the traditional business and (2) Sustain. The traditional business segment publishes the Company’s newspapers and magazines and produces several specialized information services. The Sustain segment provides the SUSTAIN family of products which consists of technologies and applications to enable justice agencies to automate their operations. The accounting policies of the reportable segments are the same as those described in Note 3 of Notes to Consolidated Financial Statements. Inter-segment transactions were eliminated. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Sustain	Total Results for both Segments
	(in thousands)
2007
Revenues	$31,193	$3,920	$35,113
Income before taxes	7,132	2,444 *	9,576 *
Total assets	38,579	1,343	39,922
Capital expenditures	291	103	394
Depreciation and amortization	952	38	990
Income tax expense	(3,440)	(820)	(4,260)
Net income	3,692	1,624	5,316
2006
Revenues	$29,245	$3,128	$32,373
Income (loss) before taxes	5,823	(1,585)	4,238
Total assets	33,252	2,451	35,703
Capital expenditures	893	50	943
Depreciation and amortization	856	43	899
Income tax benefit (expense)	(2,435)	635	(1,800)
Net income (loss)	3,388	(950)	2,438
2005
Revenues	$29,039	$4,233	$33,272
Income (loss) before taxes	4,727	(230)	4,497
Total assets	30,694	3,142	33,836
Capital expenditures	607	35	642
Depreciation and amortization	758	63	821
Income tax benefit (expense)	(605)	395	(210)
Net income	4,122	165	4,287

*	Included the reversal of Sustain’s contingent liability of $2,975,000

8. RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

	Quarter ended
	12/06	03/07	06/07	09/07
	(in thousands except per share amounts)
2007
Revenues	$8,012	$8,891	$9,155	$9,055
Costs and expenses	7,092	7,251	7,324	4,404	*
Income from operations	920	1,640	1,831	4,651	*
Other income	120	36	133	245
Income before taxes	1,040	1,676	1,964	4,896
Provision for income taxes	(410)	(1,270)	(790)	(1,790)
Net income	630	406	1,174	3,106
Basic and diluted net income per share	.43	.28	.81	2.14

	12/05	03/06	06/06	09/06
2006
Revenues	$7,897	$8,065	$8,323	$8,088
Costs and expenses	6,974	7,226	7,346	6,842
Income from operations	923	839	977	1,246
Other income	52	55	66	80
Income before taxes	975	894	1,043	1,326
Provision for income taxes	(380)	(445)	(440)	(535)
Net income	595	449	603	791
Basic and diluted net income per share	.41	.31	.41	.55

*	Included the reversal of Sustain’s contingent liability of $2,975,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure. There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended September 30, 2007.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for Annual Meeting of Shareholders to be held on or about February 6, 2008 (the “Proxy Statement”), is incorporated herein by reference.

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

Item 11. Executive Compensation

The information set forth under the captions “Executive Compensation” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2007 and 2006

Consolidated Statements of Income for each of the three years in the period ended September 30, 2007

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended September 30, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2007

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for the three years ended September 30, 2007:

II Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

2.1	Stock Purchase Agreement, dated as of January 22, 1999, by and among Daily Journal Corporation, Choice Information Systems, Inc., Michael W. Payton and Terence E. Hahm. (±)

2.2	Asset Purchase Agreement, dated as of January 22, 1999, by and among Choice Information Systems, Inc., Quindeca Corporation and Jerry L. Short. (±)

3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)

3.2	Bylaws of Daily Journal Corporation. (#)

10.4	Shareholder’s Agreement, dated as of January 22, 1999, among Choice Information Systems, Inc., Daily Journal Corporation, Quindeca Corporation, Michael W. Payton and Terence E. Hahm. (±)

10.5(a)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (a) (‡)

10.5(b)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC’s Non-Sustain Operations. (a) (‡)

10.5(c)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of Sustain Technologies, Inc. (a) (‡)

10.6	Lease dated December 15, 2003 between Daily Journal Corporation and OTR. (b)

10.9	Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank. (f)

10.10	Deed of Trust, Assignment of Rents and Fixture Filing, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank. (f)

10.11	Loan Revision Agreement, dated September 12, 2003, in reference to the Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank. (a)

10.12	Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000 of which $2,856,000 was partially funded in June 2004, executed by Daily Journal Corporation in favor of City National Bank. (*)

10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 3, 2004, executed by Daily Journal Corporation in favor of City National Bank. (*)

10.14	Loan Revision Agreement for the Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000, executed by Daily Journal Corporation and City National Bank. (*)

14	Daily Journal Corporation Code of Ethics. (a)

21	Daily Journal Corporation’s List of Subsidiaries.

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Daily Journal Corporation issued January 27, 1999. (±)

(‡)	Management Compensatory Plan.
(±)	Filed as an Exhibit bearing the same number to the report on Form 8-K dated January 27, 1999 (File No. 14665).
(†)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 14665).
(#)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 14665).
(f)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2000 (File No. 14665).
(a)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2003.
(b)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2003.
(*)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

By	/s/ Gerald L. Salzman
Gerald L. Salzman
President

Date: December 24, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Munger Charles T. Munger	Chairman of the Board	December 24, 2007

/s/ Gerald L. Salzman Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	December 24, 2007

/s/ J. P. Guerin J. P. Guerin	Director	December 24, 2007

George C. Good	Director

Peter Kaufman	Director

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated as of January 22, 1999, by and among Daily Journal Corporation, Choice Information Systems, Inc., Michael W. Payton and Terence E. Hahm. (±)

2.2	Asset Purchase Agreement, dated as of January 22, 1999, by and among Choice Information Systems, Inc., Quindeca Corporation and Jerry L. Short. (±)

3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)

3.2	Bylaws of Daily Journal Corporation. (#)

10.4	Shareholder’s Agreement, dated as of January 22, 1999, among Choice Information Systems, Inc., Daily Journal Corporation, Quindeca Corporation, Michael W. Payton and Terence E. Hahm. (±)

10.5(a)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (a) (‡)

10.5(b)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC’s Non-Sustain Operations. (a) (‡)

10.5(c)	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of Sustain Technologies, Inc. (a) (‡)

10.6	Lease dated December 15, 2003 between Daily Journal Corporation and OTR. (b)

10.9	Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank. (f)

10.10	Deed of Trust, Assignment of Rents and Fixture Filing, dated January 2, 2001, executed by Daily Journal Corporation in favor of City National Bank. (f)

10.11	Loan Revision Agreement, dated September 12, 2003, in reference to the Note Secured by Deed of Trust, dated January 2, 2001, in the principal amount of $2,000,000 executed by Daily Journal Corporation in favor of City National Bank. (a)

10.12	Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000 of which $2,856,000 was partially funded in June 2004, executed by Daily Journal Corporation in favor of City National Bank. (*)

10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 3, 2004, executed by Daily Journal Corporation in favor of City National Bank. (*)

10.14	Loan Revision Agreement for the Note Secured by Deed of Trust, dated June 3, 2004, in the principal amount of $3,400,000, executed by Daily Journal Corporation and City National Bank. (*)

14	Daily Journal Corporation Code of Ethics. (a)

21	Daily Journal Corporation’s List of Subsidiaries.

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Daily Journal Corporation issued January 27, 1999. (±)

(‡)	Management Compensatory Plan.
(±)	Filed as an Exhibit bearing the same number to the report on Form 8-K dated January 27, 1999 (File No. 14665).
(†)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 14665).
(#)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 14665).
(f)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2000 (File No. 14665).
(a)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2003.
(b)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended December 30, 2003.
(*)	Filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 2004.

Daily Journal Corporation

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Charged off less Recoveries	Balance at End of Period
2007
Allowance for doubtful accounts	$200,000	$61,000	$(61,000)	$200,000

2006
Allowance for doubtful accounts	$250,000	$40,000	$(90,000)	$200,000

2005
Allowance for doubtful accounts	$300,000	$45,000	$(95,000)	$250,000