Form 10-Q
period 2007-12-31
DAILY JOURNAL CORP
filed 2008-02-13
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Large Accelerated Filer ☐:	Accelerated Filer: ☐	Non-accelerated Filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes: ☐         No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2008
Common Stock, par value $ .01 per share	1,500,299 shares

1 of 16

DAILY JOURNAL CORPORATION

2 of 16

Index

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31	September 30
	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$909,000	$1,069,000
U.S. Treasury Notes and Bills	16,389,000	15,396,000
Accounts receivable, less allowance for doubtful accounts of $200,000 at December 31, 2007 and September 30, 2007	5,785,000	5,537,000
Inventories	32,000	23,000
Prepaid expenses and other assets	260,000	187,000
Deferred income taxes	545,000	582,000
Total current assets	23,920,000	22,794,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,953,000	12,953,000
Furniture, office equipment and computer software	3,739,000	3,637,000
Machinery and equipment	1,972,000	1,942,000
	18,664,000	18,532,000
Less accumulated depreciation	(7,432,000)	(7,211,000)
	11,232,000	11,321,000
U.S. Treasury Notes	4,727,000	4,596,000
Deferred income taxes	1,183,000	1,211,000
	$41,062,000	$39,922,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,831,000	$1,625,000
Accrued liabilities	1,956,000	3,120,000
Income taxes	1,513,000	662,000
Notes payable – current portion	3,961,000	209,000
Deferred subscription revenue and other revenues	5,989,000	6,218,000
Total current liabilities	15,250,000	11,834,000

Long term liabilities
Accrued liabilities	2,120,000	2,000,000
Notes payable	---	3,803,000
Total long term liabilities	2,120,000	5,803,000
Commitments and contingencies (Notes 7 and 8)	---	---
Shareholders' equity

Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,500,299 shares, at December 31, 2007 and September 30, 2007, outstanding	15,000	15,000
Additional paid-in capital	1,907,000	1,907,000
Retained earnings	22,544,000	21,269,000
Accumulated other comprehensive income	132,000	---
Less 47,445 treasury shares, at December 31, 2007 and September 30, 2007, at cost	(906,000)	(906,000)
Total shareholders' equity	23,692,000	22,285,000
	$41,062,000	$39,922,000

See accompanying Notes to Consolidated Financial Statements.

3 of 16

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended December 31
	2007	2006
Revenues
Advertising	$5,133,000	$4,097,000
Circulation	2,218,000	2,210,000
Information systems and services	900,000	879,000
Advertising service fees and other	735,000	826,000
	8,986,000	8,012,000

Costs and expenses
Salaries and employee benefits	4,146,000	4,222,000
Newsprint and printing expenses	528,000	559,000
Other outside services	805,000	821,000
Postage and delivery expenses	448,000	393,000
Depreciation and amortization	230,000	239,000
Other general and administrative expenses	870,000	858,000
	7,027,000	7,092,000
Income from operations	1,959,000	920,000
Other income and (expense)
Interest income	257,000	193,000
Interest expense	(91,000)	(73,000)
Income before taxes	2,125,000	1,040,000
Provision for income taxes	850,000	410,000
Net income	$1,275,000	$630,000

Weighted average number of common shares outstanding - basic and diluted	1,452,854	1,453,009
Basic and diluted net income per share	$.88	$.43

See accompanying Notes to Consolidated Financial Statements.

4 of 16

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31
	2007	2006
Cash flows from operating activities
Net income	$1,275,000	$630,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	230,000	239,000
Deferred income taxes	(25,000)	45,000
Discount earned on U.S. Treasury Bills	(10,000)	(28,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(248,000)	(241,000)
Inventories	(9,000)	3,000
Prepaid expenses and other assets	(73,000)	(116,000)
Increase (decrease) in current liabilities
Accounts payable	206,000	35,000
Accrued liabilities	(1,044,000)	(581,000)
Income taxes	851,000	159,000
Deferred subscription and other revenues	(229,000)	(37,000)
Cash provided by operating activities	924,000	108,000

Cash flows from investing activities
Purchases of U.S. Treasury Notes and Bills	(1,992,000)	(1,468,000)
Maturities and sales of U.S. Treasury Notes and Bills	1,100,000	1,500,000
Purchases of property, plant and equipment, net	(141,000)	(94,000)
Net cash used for investing activities	(1,033,000)	(62,000)
Cash flows from financing activities
Payment of loan principals	(51,000)	(48,000)
Purchase of common stock	-	(2,000)
Cash used for financing activities	(51,000)	(50,000)
Decrease in cash and cash equivalents	(160,000)	(4,000)

Cash and cash equivalents
Beginning of period	1,069,000	617,000
End of period	$909,000	$613,000
Interest paid during period	$69,000	$73,000

Supplemental non-cash investment activities:
The transfer of U.S. Treasury Notes and Bills to “available-for-sale” category at December 31, 2007 resulted in an increase in U.S. Treasury Notes and Bills of $222,000 and a decrease in Deferred income taxes of $90,000.

See accompanying Notes to Consolidated Financial Statements.

5 of 16

Index

DAILY JOURNAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer and 8-K magazines, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a 93% owned subsidiary as of December 31, 2007, has been consolidated since it was acquired in January 1999.   Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners.  Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of December 31, 2007, the results of operations for the three-month periods ended December 31, 2007 and 2006 and its cash flows for the three months ended December 31, 2007 and 2006. The results of operations for the three months ended December 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Note 3 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

6 of 16

Index

Note 4 - Operating Segments

     Summarized financial information for the Company’s reportable segments is shown in the following table:
	Reportable Segments		Total Results
	Traditional Business	Sustain	for both Segments

Three months ended December 31, 2007
Revenues	$8,086,000	$900,000	$8,986,000
Income (loss) before taxes	2,294,000	(169,000)	2,125,000
Total assets	39,710,000	1,352,000	41,062,000
Capital expenditures	130,000	11,000	141,000
Depreciation and amortization	215,000	15,000	230,000
Income tax benefit (expense)	(925,000)	75,000	(850,000)
Net income (loss)	1,369,000	(94,000)	1,275,000

Three months ended December 31, 2006
Revenues	$7,133,000	$879,000	$8,012,000
Income (loss) before taxes	1,265,000	(225,000)	1,040,000
Total assets	33,383,000	2,477,000	35,860,000
Capital expenditures	94,000	--	94,000
Depreciation and amortization	231,000	8,000	239,000
Income tax benefit (expense)	(500,000)	90,000	(410,000)
Net income (loss)	765,000	(135,000)	630,000

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

Note 6 - Income Taxes

On a pretax profit of $1,040,000 for the three months ended December 31, 2006 and $2,125,000 for the three months ended December 31, 2007, the Company recorded a tax provision of $410,000 and $850,000, respectively, using approximately the statutory rate.   The Internal Revenue Service is currently auditing the research and development tax credits claimed by the Company in prior year tax filings, and their proposed assessment, if upheld, would result in disallowance of $700,000 of previously claimed credits for which a reserve was established during the second quarter of last fiscal year.  The Internal Revenue Service examination commenced in 2005 for tax years 2002 to 2006.  The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time.

7 of 16

Index

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which was effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This Interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted this Interpretation on October 1, 2007 and recognized no material adjustment to the liability for unrecognized tax benefits.  At October 1, 2007 and at the quarter ended December 31, 2007, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.

Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of December 31, 2007, the Company has accrued $150,000, including an additional $21,000 during this quarter.  The Company has not accrued the penalties related to any potential assessment.  The Company files federal income tax returns in the United States and with various states jurisdictions and is no longer subject to examinations for years before 2002.

Note 7 – Debt, Commitments and Subsequent Event

       The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2010.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable three-month periods ended December 31, 2007 and 2006 were $151,000 and $152,000, respectively.

       As of December 31, 2007, the Company had two real estate loans, and both were paid off in January 2008, after the close of the first quarter.  One of $1,359,000, which bore a fixed interest rate of 6.84%, was repayable in equal monthly installments of about $18,000 through 2016.  Another of $2,602,000, which also bore a fixed interest rate of 6.84%, was repayable in equal monthly installments of about $22,000 through 2024.  Both real estate loans were included in current liabilities at December 31, 2007 in the accompanying Consolidated Balance Sheet.

Note 8 - Contingencies

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

Note 9 -  Investment of U.S. Treasury Notes and Bills

At  December 31, 2007,  it was determined that investments in U.S. Treasury Notes and Bills should be transferred from “held-to-maturity” category to “available-for-sale” category and stated at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income.  As a result of this reclassification, an unrealized gain of $132,000, net of taxes, was recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheet as of December 31, 2007.

8 of 16

Index

Note 10 – Comprehensive Income

Comprehensive income, which includes net income plus unrealized gains (losses) on U.S. Treasury Notes and Bills classified as “available-for-sale” securities, was $1,407,000 for the three months ended December 31, 2007.  Comprehensive income for the three months ended December 31, 2006 was $630,000 and was equal to net income because there were no unrealized gains (losses) on such investments.

9 of 16

Index

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues were $8,986,000 and $8,012,000 for the three months ended December 2007 and 2006, respectively.  This increase of $974,000 (12%) was primarily attributed to an increase in public notice advertising revenues.

Public notice advertising revenues increased by $1,150,000 primarily because of an increase in trustee foreclosure sales in California and Arizona.  The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 94% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 41% of the Company's total revenues.  Display advertising revenues decreased by $15,000, and classified advertising revenues decreased by $109,000.

Total circulation revenues increased by $8,000.  The Daily Journals accounted for about 76% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 14% of the total circulation revenues, with the other newspapers and services accounting for the balance.  Information system and service revenues increased by $21,000 (2%) primarily because of increases in Sustain’s license and maintenance fees, mainly from California courts. The Company’s revenues derived from Sustain’s operations constituted about 10% and 11% of the Company’s total revenues for the three months ended December 2007 and 2006, respectively.  Other revenues decreased primarily because of fewer small print jobs for governmental agencies.

Costs and expenses decreased by $65,000 (1%) to $7,027,000 from $7,092,000.  Total personnel costs decreased by $76,000 (2%) to $4,146,000.  Newsprint and printing expenses declined by $31,000 (6%) primarily because of a decrease in the price of paper and decreased outside printing costs for the magazines.  Postage and delivery expenses increased by $55,000 (14%) mainly because of postal rate increases and pallet/sack/tray fees recently imposed by the Post Office.

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2009. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain’s internal development costs, which are primarily incremental costs for both employees and outside contractors, aggregated $418,000 and $362,000 for the three months ended December 31, 2007 and 2006, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit increased by $1,029,000 (81%) from $1,265,000 to $2,294,000 primarily resulting from an increase in trustee foreclosure sale notices, partially offset by a decrease in commercial advertising revenues.  Sustain’s business segment pretax loss decreased $56,000 (25%) from $225,000 to $169,000, primarily because of increased license and maintenance fees, partially offset by a slight decrease in consulting revenues.  Future consulting revenues are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks and (ii) the unpredictable needs of Sustain’s existing customers and its ability to secure new customers.

Consolidated net income was $1,275,000 and $630,000 for the three months ended December 31, 2007 and 2006, respectively.   On a pretax profit of $1,040,000 for the three months ended December 31, 2006 and $2,125,000 for the three months ended December 31, 2007, the Company recorded a tax provision of $410,000 and $850,000, respectively, using approximately the statutory rate. The Internal Revenue Service is currently auditing the research and development tax credits claimed by the Company in prior year tax filings, and their proposed assessment, if upheld, would result in disallowance of $700,000 of previously claimed credits for which a reserve was established during the second quarter of last fiscal year.  The Internal Revenue Service examination commenced in 2005 for tax years 2002 to 2006.  The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time.   Net income per share increased to $.88 from $.43.

10 of 16

Index

Liquidity and Capital Resources

During the three months ended December 31, 2007, the Company's cash and cash equivalents and U.S. Treasury Note and Bill positions increased by $964,000.  Cash and cash equivalents were used for the purchase of capital assets of $141,000, primarily for computer software and office equipment.  The cash provided by operating activities of $924,000 included a net decrease in prepayments for subscriptions and other revenues of $229,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $816,000 for the three months ended December 31, 2007 as compared to the prior comparable period primarily due to the increases in net income of $645,000.  As of December 31, 2007, the Company had working capital of $14,659,000 before deducting the liability for deferred subscription revenues and other revenues of $5,989,000, which are scheduled to be earned within one year.  In addition, the Company had long-term U.S. Treasury Notes of about $4,727,000 at December 31, 2007.

As of December 31, 2007, the Company had two real estate loans, and both were paid off in January 2008, after the close of the first quarter.  One of $1,359,000, which bore a fixed interest rate of 6.84%, was repayable in equal monthly installments of about $18,000 through 2016.  Another of $2,602,000, which also bore a fixed interest rate of 6.84%, was repayable in equal monthly installments of about $22,000 through 2024.

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

11 of 16

Index

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which was effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This Interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.   The Company adopted this Interpretation on October 1, 2007 and recognized no material adjustment to the liability for unrecognized tax benefits.  At October 1, 2007 and at the quarter ended December 31, 2007, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating what effects, if any, the adoption of SFAS No. 160 will have on the Company’s future results of operations and financial condition.

12 of 16

Index

The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements.  Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements.  We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.  There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements.  These factors include, among others: risks associated with Sustain’s internal software development efforts; Sustain’s reliance on the time and materials professional services engagement with the California Administrative Office of the Courts for a substantial portion of its consulting revenues; the ultimate resolution, if any, of the dispute with the Ontario, Canada Ministries; an adverse outcome of the Internal Revenue Service’s audit of our past research and development tax credits; material changes in the costs of postage and paper; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company’s reliance on its president and chief executive officer; and changes in accounting guidance.  In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments.  The Company does maintain a portfolio of cash equivalents maturing in three months or less and a portfolio of U.S. Treasury Bills and Notes maturing within three years.  Given the nature of the investments and the fact that the Company had no outstanding borrowing except for the two real estate loans, which bore a fixed interest rate, the Company was not subject to significant interest rate risk.  As of December 31, 2007, the Company had two real estate loans, and both were paid off in January 2008, after the close of the first quarter.  One of $1,359,000, which bore a fixed interest rate of 6.84%, was repayable in equal monthly installments of about $18,000 through 2016.  Another of $2,602,000, which also bore a fixed interest rate of 6.84%, was repayable in equal monthly installments of about $22,000 through 2024.

13 of 16

Index

Item 4T.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2007.

14 of 16

Index

PART II

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/07 - 10/31/07	-	$-	(a)	Not applicable
11/1/07 - 11/30/07	-	-	(a)	Not applicable
12/1/07 - 12/31/07	-	-	(a)	Not applicable
Total	-	$-	(a)	Not applicable

(a) The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan, and therefore the Company’s per share earnings have not been diluted by grants of “units” under the Deferred Management Incentive Plan.  Each unit entitles the recipient to a designated share of the pre-tax earnings of the Company on a consolidated basis, or a designated share of the pre-tax earnings attributable to only Sustain or the Company's traditional business, depending on the recipient’s responsibilities.  There were no shares purchased during this quarter. The Company’s stock repurchase program remains in effect, and the Company plans to repurchase shares from time to time as it deems appropriate (including, if necessary, to prevent any additional dilution that may be caused by the Deferred Management Incentive Plan).

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

DATE:  February 13, 2008

16 of 16