Form 10-Q
period 2008-06-30
DAILY JOURNAL CORP
filed 2008-08-12
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large Accelerated Filer: ☐	Accelerated Filer: ☐
Non-accelerated Filer: ☐	Smaller Reporting Company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes: ☐     No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, par value $ .01 per share	1,500,299 shares

1 of 15

DAILY JOURNAL CORPORATION

2 of 15

Index

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30 2008	September 30 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,484,000	$1,069,000
U.S. Treasury Notes and Bills	16,931,000	15,396,000
Accounts receivable, less allowance for doubtful accounts of $300,000 and $200,000 at June 30, 2008 and September 30, 2007, respectively	8,435,000	5,537,000
Inventories	39,000	23,000
Prepaid expenses and other assets	210,000	187,000
Deferred income taxes	614,000	582,000
Total current assets	28,713,000	22,794,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,961,000	12,953,000
Furniture, office equipment and computer software	3,843,000	3,637,000
Machinery and equipment	2,044,000	1,942,000
	18,848,000	18,532,000
Less accumulated depreciation	(7,878,000)	(7,211,000)
	10,970,000	11,321,000
U.S. Treasury Notes	1,658,000	4,596,000
Deferred income taxes	1,450,000	1,211,000
	$42,791,000	$39,922,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,819,000	$1,625,000
Accrued liabilities	3,269,000	3,120,000
Income taxes	1,044,000	662,000
Notes payable – current portion	---	209,000
Deferred subscription and other revenues	5,395,000	6,218,000
Total current liabilities	12,527,000	11,834,000

Long term liabilities
Accrued liabilities	2,750,000	2,000,000
Notes payable	---	3,803,000
Total long term liabilities	2,750,000	5,803,000
Commitments and contingencies (Notes 8 and 9)	---	---
Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,500,299 shares, at June 30, 2008 and September 30, 2007, outstanding	15,000	15,000
Additional paid-in capital	1,907,000	1,907,000
Retained earnings	26,418,000	21,269,000
Accumulated other comprehensive income	80,000	---
Less 47,445 treasury shares, at June 30, 2008 and September 30, 2007, at cost	(906,000)	(906,000)
Total shareholders' equity	27,514,000	22,285,000
	$42,791,000	$39,922,000

See accompanying Notes to Consolidated Financial Statements.

3 of 15

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30
	2008	2007
Revenues
Advertising	$6,608,000	$5,162,000
Circulation	2,133,000	2,245,000
Information systems and services	1,283,000	904,000
Advertising service fees and other	1,130,000	844,000
	11,154,000	9,155,000

Costs and expenses
Salaries and employee benefits	4,611,000	4,368,000
Newsprint and printing expenses	619,000	560,000
Other outside services	912,000	843,000
Postage and delivery expenses	458,000	424,000
Depreciation and amortization	234,000	268,000
Other general and administrative expenses	993,000	861,000
	7,827,000	7,324,000
Income from operations	3,327,000	1,831,000
Other income and (expense)
Interest income	184,000	223,000
Interest expense	(10,000)	(90,000)
Income before taxes	3,501,000	1,964,000
Provision for income taxes	1,280,000	790,000
Net income	$2,221,000	$1,174,000

Weighted average number of common shares outstanding - basic and diluted	1,452,854	1,452,862
Basic and diluted net income per share	$1.53	$.81

See accompanying Notes to Consolidated Financial Statements.

4 of 15

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended June 30
	2008	2007
Revenues
Advertising	$17,339,000	$14,024,000
Circulation	6,499,000	6,752,000
Information systems and services	3,478,000	2,777,000
Advertising service fees and other	2,762,000	2,505,000
	30,078,000	26,058,000

Costs and expenses
Salaries and employee benefits	13,385,000	13,077,000
Newsprint and printing expenses	1,621,000	1,602,000
Other outside services	2,595,000	2,503,000
Postage and delivery expenses	1,309,000	1,200,000
Depreciation and amortization	692,000	741,000
Other general and administrative expenses	2,745,000	2,544,000
	22,347,000	21,667,000
Income from operations	7,731,000	4,391,000
Other income and (expense)
Interest income	687,000	623,000
Interest expense	(119,000)	(334,000)
Income before taxes	8,299,000	4,680,000
Provision for income taxes	3,150,000	2,470,000
Net income	$5,149,000	$2,210,000

Weighted average number of common shares outstanding - basic and diluted	1,452,854	1,452,934
Basic and diluted net income per share	$3.54	$1.52

See accompanying Notes to Consolidated Financial Statements.

5 of 15

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30
	2008	2007
Cash flows from operating activities
Net income	$5,149,000	$2,210,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	692,000	741,000
Deferred income taxes	(321,000)	(177,000)
Discount earned on U.S. Treasury Bills	(28,000)	(80,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(2,898,000)	(598,000)
Inventories	(16,000)	15,000
Prepaid expenses and other assets	(23,000)	(84,000)
Increase (decrease) in current liabilities
Accounts payable	1,194,000	177,000
Accrued liabilities	899,000	954,000
Income taxes	382,000	795,000
Deferred subscription and other revenues	(823,000)	(66,000)
Cash provided by operating activities	4,207,000	3,887,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Notes and Bills	11,119,000	6,493,000
Purchases of U.S. Treasury Notes and Bills	(9,558,000)	(9,851,000)
Purchases of property, plant and equipment, net	(341,000)	(232,000)
Net cash received (used) for investing activities	1,220,000	(3,590,000)
Cash flows from financing activities
Payment of loan principals	(4,012,000)	(146,000)
Purchase of common stock	-	(7,000)
Cash used for financing activities	(4,012,000)	(153,000)
Increase in cash and cash equivalents	1,415,000	144,000

Cash and cash equivalents
Beginning of period	1,069,000	617,000
End of period	$2,484,000	$761,000
Interest paid during period	$77,000	$215,000

Supplemental non-cash investment activities:
U.S. Treasury Notes and Bills are categorized as "available-for-sale" with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income.  This non-cash activity for the nine months ended June 30, 2008 included an increase in U.S. Treasury Notes and Bills of $130,000 and a decrease in Deferred income taxes of $50,000.  There was no such non-cash activity for the nine months ended June 30, 2007 because the above-mentioned investments were categorized as "held-to-maturity".

See accompanying Notes to Consolidated Financial Statements.

6 of 15

Index

DAILY JOURNAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California, Arizona and Nevada, as well as the California Lawyer and 8-K magazines, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a wholly owned subsidiary, has been consolidated since January 1999.  Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners.  Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona, Colorado and Nevada.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of June 30, 2008, the results of operations for the three- and nine-month periods ended June 30, 2008 and 2007 and its cash flows for the nine months ended June 30, 2008 and 2007.  The results of operations for the nine months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

Note 4 - Revenue Recognition

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

7 of 15

Index

Note 5 - Income Taxes

On a pretax profit of $8,299,000 for the nine months ended June 30, 2008, the Company recorded a tax provision of $3,150,000 using approximately the statutory rate.  On a pretax profit of $4,680,000 for the nine months ended June 30, 2007, the Company recorded a tax provision of $2,470,000 which included a reserve for research and development tax credits claimed by the Company in prior years.  The Internal Revenue Service has been examining the tax returns for years 2002 to 2006 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed credits.  The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which was effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This Interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted this Interpretation on October 1, 2007 and recognized no material adjustment to the liability for unrecognized tax benefits.  At October 1, 2007 and at the quarter ended June 30, 2008, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.

Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of June 30, 2008, the Company has accrued $170,000, including an additional $41,000 during this nine-month period. The Company has not accrued the penalties related to any potential assessment.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002.

Note 6 - Investment of U.S. Treasury Notes and Bills

Investments in U.S. Treasury Notes and Bills for the nine-month period are categorized as “available-for-sale” in lieu of “held-to-maturity” and stated at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income.  Consequently, as of June 30, 2008, an unrealized gain of $80,000, net of taxes, has been recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheet.

Note 7 - Comprehensive Income

Comprehensive income, which includes net income plus net unrealized gains (losses) on U.S. Treasury Notes and Bills classified as “available-for-sale” securities, was $5,229,000 for the nine-month period ended June 30, 2008.  Comprehensive income for the nine-month period ended June 30, 2007 was $2,210,000 and was equal to net income because there were no unrealized gains (losses) on such investments.

Note 8 - Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2012.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable nine-month periods ended June 30, 2008 and 2007 were $443,000 and $460,000, respectively. In January 2008, the Company paid off the balance of two real estate loans aggregating $3,961,000 that were secured by the facilities in Los Angeles.

8 of 15

Index

Note 9 - Contingencies

Sustain received a letter in April 2003 from counsel to the Ontario, Canada Ministry of the Solicitor General, Ministry of Public Safety and Security and Ministry of the Attorney General (collectively, the “Ministries”).  The Ministries had entered into a contract with Sustain, dated as of April 22, 1999 (the “Contract”), pursuant to which the Ministries sought to license a software product that was to be developed by an outside service provider engaged by Sustain.  The Contract was formally terminated in June 2002.  The letter from counsel purported to invoke the dispute resolution process set forth in the Contract and claimed damages in the amount of $20 million.  Counsel for Sustain and counsel for the Ministries engaged in preliminary discussions with respect to this matter, and the dispute resolution process set forth in the Contract was not utilized.  Counsel for Sustain last communicated with counsel for the Ministries by a letter sent in April 2003.  Management is unable to determine whether this matter will have a material adverse effect on Sustain and the Company.

From time to time, the Company is involved in other litigation incidental to its business.  The Company believes that any provisions or reserves made for potential losses arising out of currently pending litigation are adequate, and that any such losses should not have a materially adverse effect on the Company's financial position or results of operations.

9 of 15

Index

Note 10 - Operating Segments

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results for both Segments
	Traditional Business	Sustain

Nine months ended June 30, 2008
Revenues	$26,600,000	$3,478,000	$30,078,000
Income (loss) before taxes	8,324,000	(25,000)	8,299,000
Total assets	41,401,000	1,390,000	42,791,000
Capital expenditures	330,000	11,000	341,000
Depreciation and amortization	650,000	42,000	692,000
Income tax benefit (provision)	(3,160,000)	10,000	(3,150,000)
Net income (loss)	5,164,000	(15,000)	5,149,000

Nine months ended June 30, 2007
Revenues	$23,281,000	$2,777,000	$26,058,000
Income (loss) before taxes	5,168,000	(488,000)	4,680,000
Total assets	36,918,000	2,702,000	39,620,000
Capital expenditures	211,000	21,000	232,000
Depreciation and amortization	715,000	26,000	741,000
Income tax benefit (provision)	(2,665,000)	195,000	(2,470,000)
Net income (loss)	2,503,000	(293,000)	2,210,000

Three months ended June 30, 2008
Revenues	$9,871,000	$1,283,000	$11,154,000
Income before taxes	3,434,000	67,000	3,501,000
Total assets	41,401,000	1,390,000	42,791,000
Capital expenditures	90,000	---	90,000
Depreciation and amortization	221,000	13,000	234,000
Income tax provision	(1,255,000)	(25,000)	(1,280,000)
Net income	2,179,000	42,000	2,221,000

Three months ended June 30, 2007
Revenues	$8,251,000	$904,000	$9,155,000
Income (loss) before taxes	2,173,000	(209,000)	1,964,000
Total assets	36,918,000	2,702,000	39,620,000
Capital expenditures	-	12,000	12,000
Depreciation and amortization	258,000	10,000	268,000
Income tax benefit (provision)	(875,000)	85,000	(790,000)
Net income (loss)	1,298,000	(124,000)	1,174,000

10 of 15

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues were $30,078,000 and $26,058,000 for the nine months ended June 30, 2008 and 2007, respectively.  This increase of $4,020,000 (15%) was primarily the result of an increase in public notice advertising revenues.  (Revenues were $11,154,000 and $9,155,000 for the three months ended June 30, 2008 and 2007, respectively.)

During the nine months ended June 30, 2008, the Company continued to benefit from the large number of foreclosure sales in California and Arizona, for which public notice advertising is required by law.  Public notice advertising revenues increased by $4,527,000 over the same period last year.  The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 95% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 45% of the Company's total revenues.  Display advertising revenues decreased by $114,000 (3%).   Classified advertising revenues decreased by $1,098,000 (27%) primarily due to a downturn in the employment advertising marketplace.

Total circulation revenues decreased by $253,000 (4%).  The Daily Journals accounted for about 77% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 14% of the total circulation revenues, with the other newspapers and services accounting for the balance.  Information system and service revenues increased by $701,000 (25%) primarily because of increases in Sustain’s consulting revenues. The Company’s revenues derived from Sustain’s operations constituted about 12% and 11% of the Company’s total revenues for the nine months ended June 30, 2008 and 2007, respectively.

Costs and expenses increased by $680,000 (3%) to $22,347,000 from $21,667,000.  Total personnel costs increased by $308,000 (2%) to $13,385,000.  Postage and delivery expenses increased by $109,000 (9%) mainly because of postal rate increases and pallet/sack/tray fees recently imposed by the Post Office. Other general and administrative expenses increased by $201,000 (8%) primarily due to increased bad debt exposure in the trustee sale marketplace.  (Costs and expenses were $7,827,000 and $7,324,000 for the three months ended June 30, 2008 and 2007, respectively.)

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2009.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain’s internal development costs, which are primarily incremental costs for both employees and outside contractors, aggregated $1,332,000 and $991,000 for the nine months ended June 30, 2008 and 2007, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit increased by $3,156,000 (61%) from $5,168,000 to $8,324,000 primarily because of the increase in trustee foreclosure sale notices, partially offset by the decrease in commercial advertising revenues.  Sustain’s business segment pretax loss decreased $463,000 (95%) from $488,000 to $25,000, primarily because of the increased consulting revenues.  Future consulting revenues are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers.

11 of 15

Index

Consolidated net income was $5,149,000 and $2,210,000 for the nine months ended June 30, 2008 and 2007, respectively.  On a pretax profit of $8,299,000 for the nine months ended June 30, 2008, the Company recorded a tax provision of $3,150,000 using approximately the statutory rate.  On a pretax profit of $4,680,000 for the nine months ended June 30, 2007, the Company recorded a tax provision of $2,470,000 which included a reserve for research and development tax credits claimed by the Company in prior years. The Internal Revenue Service has been examining the tax returns for years 2002 to 2006 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed credits.  The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time.    Net income per share increased to $3.54 from $1.52.

Liquidity and Capital Resources

During the nine months ended June 30, 2008, the Company's cash and cash equivalents and U.S. Treasury Note and Bill positions increased by $12,000.  Cash and cash equivalents were used primarily for paying off two real estate loans of $4,012,000, including $3,961,000 in January 2008, and for the purchase of capital assets of $341,000, primarily for computer software and office equipment.  The cash provided by operating activities of $4,207,000 included a net decrease in deferred subscription and other revenues of $823,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $320,000 for the nine months ended June 30, 2008 as compared to the prior comparable period primarily due to the increases in net income of $2,939,000 and accounts payable of $1,017,000, partially offset by increases in accounts receivable of $2,300,000 and decreases in deferred subscription and other revenues of $757,000.  As of June 30, 2008, the Company had working capital of $21,581,000 before deducting the liability for deferred subscription and other revenues of $5,395,000, which are scheduled to be earned within one year.  In addition, the Company had long-term U.S. Treasury Notes of about $1,658,000 at June 30, 2008.

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

The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2007.  As of June 30, 2008, there were no material changes to these disclosures, except for the accounting pronouncement related to Accounting for Uncertainty in Income Taxes that was adopted by the Company on October 1, 2007.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which was effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged.  This Interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.   The Company recognized no material adjustment to the liability for unrecognized tax benefits upon adoption of this interpretation.  At October 1, 2007 and at the quarter ended June 30, 2008, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.

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

Item 4T.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended June 30, 2008.

13 of 15

Index

PART II

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/08-4/30/08	-	-	(a)	Not applicable
5/1/08-5/31/08	-	-	(a)	Not applicable
6/1/08-6/30/08	-	-	(a)	Not applicable
Total	-	-	(a)	Not applicable

(a) The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan, and therefore the Company’s per share earnings have not been diluted by grants of “units” under the Deferred Management Incentive Plan.  Each unit entitles the recipient to a designated share of the pre-tax earnings of the Company on a consolidated basis, or a designated share of the pre-tax earnings attributable to only Sustain or the Company's traditional business, depending on the recipient’s responsibilities.  There were no shares purchased during the third quarter of fiscal 2008. The Company’s stock repurchase program remains in effect, and the Company plans to repurchase shares from time to time as it deems appropriate (including, if necessary, to prevent any additional dilution that may be caused by the Deferred Management Incentive Plan).

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

DATE:  August 12, 2008

15 of 15