Form 10-K
period 2008-09-30
DAILY JOURNAL CORP
filed 2008-12-22
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of the last business day of Daily Journal Corporation’s most recently completed second fiscal quarter, the aggregate market value of Daily Journal Corporation’s voting stock held by non-affiliates was approximately $25,264,000.

As of December 19, 2008 there were outstanding 1,459,183 shares of Common Stock of Daily Journal Corporation.

Documents incorporated by reference: Portions of the Proxy Statement for the Annual Meeting of shareholders to be held during February 2009 are incorporated by reference into Part III.

Disclosure Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with Sustain’s internal software development efforts; Sustain’s reliance on the time and materials professional services engagement with the California Administrative Office of the Courts for a substantial portion of its consulting revenues; the ultimate resolution, if any, of a dispute with the Ontario, Canada Ministries; an adverse outcome of the Internal Revenue Service’s audit of our past research and development tax credits; material changes in the costs of postage and paper; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company’s reliance on its president and chief executive officer; and changes in accounting guidance. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-K, including in conjunction with the forward-looking statements themselves, and in other documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1. Business

The Company publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer and 8-K magazines, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary, supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona and Colorado. Financial information of the Company and Sustain is set forth in Item 8 (“Financial Statements and Supplementary Data”).

Products

Newspapers and related online publications. The Company publishes 12 newspapers of general circulation. Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus with regard to its news coverage, thereby attracting readers interested in obtaining information about that area through a newspaper format. During fiscal 2008, the Company discontinued publishing the Nevada Journal which had about 40 subscribers. The publications are based in the following cities:

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

The Daily Journals contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2008, the Los Angeles Daily Journal had approximately 7,800 paid subscribers and the San Francisco Daily Journal had approximately 3,700 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 12,200 at September 30, 2007. There is also a new digital version of The Daily Journals distributed electronically by an outside provider to about 100 paid subscribers. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 54% to subscriptions and 46% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 30% of the Company’s total revenues during fiscal 2008 and 41% during fiscal 2007.

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

The Company publishes the California Directory of Attorneys (the “Directory”), which is updated and published semi-annually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges, arbitrators and mediators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals. In addition, there are about 3,200 directories sold. The regular annual rate is $52.

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, Sacramento and San Diego counties receive copies by hand delivery, and additional copies are distributed by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $680.

Much of the information contained in The Daily Journals is available to subscribers online at www.dailyjournal.com. There is an additional charge to use some parts of this online service.

Daily Commerce. Published since 1917, the Daily Commerce, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The nature of the news coverage enhances the effectiveness of public notice advertising in distributing information about foreclosures to potential buyers at foreclosure sales. The features of the paper include default listings, probate estate sales and real estate examination applicants. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day. It had approximately 400 paid subscriptions at September 30, 2008. A subscription to the Daily Commerce is $264 per year, and it is primarily distributed by mail.

California Real Estate Journal. The California Real Estate Journal (the “Real Estate Journal”) is a weekly newspaper directed primarily to persons interested in the commercial real estate market, including real estate brokers, developers, bankers and real estate lawyers. The Real Estate Journal carries news and features such as the status of commercial projects, financial information and articles on brokers and transactions, including new financings and a weekly Distressed Income Property Report. It carries display and classified advertising. At September 30, 2008, the Real Estate Journal had a circulation of approximately 1,100 paid subscribers at an annual subscription rate of $116 and 1,900 requester and other subscribers. It is distributed by mail delivery. In addition, there is a digital version of the newspaper distributed to about 2,200 requester subscribers and an online news service.

Much of the information contained in California Real Estate Journal is available to subscribers online at www.carealestatejournal.com.

The Daily Recorder. The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it. Among the regular features of The Daily Recorder are news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising. The Daily Recorder currently has approximately 650 paid subscribers and is distributed by mail. The current subscription rate is $289 per year.

The Inter-City Express. The Inter-City Express (the “Express”) has been published since 1909. It covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries both commercial and public notice advertising. It is published two days a week and is mailed to its approximately 130 subscribers. The annual subscription rate is $150.

San Jose Post-Record. The San Jose Post-Record (the “Post-Record”) has been published since 1910. In addition to general news of local interest, the Post-Record, which is published three days a week, focuses on legal and real estate news and carries commercial and public notice advertising. A yearly subscription to the Post-Record is $125. It has approximately 130 subscribers, all of whom receive it by mail.

Sonoma County Herald-Recorder. The Sonoma County Herald-Recorder (the “Herald-Recorder”) has been in existence since 1899. The newspaper carries general news of local interest and is designed to be of special interest to members of the legal and real estate professions. Advertising in the newspaper consists of both public notice and commercial advertising. Its approximately 110 subscribers receive the newspaper two days a week by mail, at a rate of $197 annually.

Orange County Reporter. The Orange County Reporter (“Orange Reporter”) has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Orange Reporter reports local and state legal, business and real estate news, and carries primarily public notice advertising. The Orange Reporter is mailed three days a week to approximately 260 paid and requester subscribers. The annual subscription rate is $91.

San Diego Commerce. The San Diego Commerce is a thrice-weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves legal and real estate professionals in San Diego County. It has approximately 60 paid subscribers. The annual subscription rate is $66, covering distribution by mail.

Business Journal. The Business Journal publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It carries public notice advertising, and its approximately 50 paid subscribers receive it by mail twice weekly. The annual subscription rate is $55.

The Record Reporter (Arizona). The Record Reporter was acquired in 1995. In addition to general news of local interest, The Record Reporter, which is published three days a week, focuses on real estate news and public record information and carries primarily public notice advertising. It is mailed to approximately 70 paid subscribers. The annual subscription rate is $165 for most subscribers.

Magazines. Since 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the “State Bar”). The magazine was published by the Company in cooperation with the State Bar until 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is mailed free to active members of the State Bar and also has approximately 325 paid subscribers. An annual subscription to California Lawyer is $95.

In 2005 the Company commenced publishing periodically 8-K, a legal magazine for business executives. It is mailed free to about 13,500 corporate officers of major U.S. corporations and California corporate counsels.

Information Services. The specialized information services offered by the Company have grown out of its newspaper operations or have evolved in response to a desire for such services primarily from its newspaper subscribers.

The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 2,500 subscribers at September 30, 2008 paying $290 per year. Court Rules reproduces court rules for certain state and federal courts in California. The Court Rules appear in two versions, one of which covers Northern California courts (nine volumes) and one of which covers Southern California courts (eight volumes). The Company updates Court

Rules on a monthly basis. In addition, the Company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties. Also, the Company publishes single-volume rules for the Federal District Court in the Central District of California and California Probate Rules. In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $60 to $92 per year, and volumes are normally updated or replaced whenever there are substantial rule changes. At September 30, 2008, the Company had approximately 3,400 subscribers for its Local Rules publications.

The Judicial Profiles services contain biographical and professional information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. The Judicial Profiles include biographical data and financial disclosure statements on judges and information supplied by each judge regarding the judge’s policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the ten-volume set for Southern California or the eight-volume set for Northern California. The approximately 750 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $376 for each or $515 for both per year.

The Company also provides computer online foreclosure information to about 200 customers. This service primarily provides distressed property information, some of which also appears in some of the Company’s newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information.

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

Advertising and Newspaper Representative. The Company’s publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 21% of the Company’s total revenues in fiscal 2008 and 29% in fiscal 2007. Classified advertising declined in fiscal 2008 primarily due to a downturn in the employment advertising marketplace.

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

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 47% of the Company’s total revenues in fiscal 2008 and 34% in fiscal 2007. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from the publication in which the advertising is placed and (iii) filing service fees generated when filing notices with government agencies.

Trustee sales legal advertising revenues alone represented about 28% of the Company’s total revenues in fiscal 2008 and 11% in fiscal 2007. These revenues were driven by the large number of foreclosure sales in California and Arizona in fiscal 2008, for which public notice advertising is required by law. Fiscal 2008 was an exceptional year, and the Company does not expect public notice advertising revenues to continue at the same pace over the long term. In addition, in many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company’s public notice advertising revenues.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, service fees for public record searches, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

Information Systems and Services. In 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and certain of its shareholders, and in 2008 Sustain became a wholly- owned subsidiary after additional purchases from certain of its shareholders. Sustain software products are licensed in ten states and three countries, and many of its clients have more than a decade of experience with the Sustain product line. The Company’s revenues derived from Sustain’s operations constituted about 12% of the Company’s total revenues in fiscal 2008 and 11% in fiscal 2007. In fiscal 2008, approximately 53% of Sustain’s revenues came from consulting projects, and approximately 47% came from license, maintenance and other service fees.

In recent years, a substantial majority of Sustain’s consulting revenues has come from projects for the California Administrative Office of the Courts. The level of services that Sustain is called upon to perform can fluctuate over time. In addition, the Administrative Office of the Courts generally can terminate its professional services agreement with Sustain on 30 days’ notice. A reduction in the revenue generated by projects for the Administrative Office of the Courts could have a materially adverse impact on Sustain’s business. In addition, budget constraints, especially during stressful economic times, could force governmental agencies to defer or forgo consulting services or even to stop paying their annual software maintenance fees.

As a technology based company, Sustain’s success depends on the continued development and improvement of its products. The Company’s expenditures in support of the Sustain software are highly significant and will continue to be necessary to maintain and grow Sustain’s business, as customers demand additional functionality and Internet-based products. Sustain’s internal development costs, which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2009. If the Company’s development programs are not successful, it will negatively affect the Company’s ability to maximize its existing investment in the Sustain software and to compete for new opportunities in the case management software business.

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

Materials and Postage

After personnel and software development costs, postage and paper costs are typically the Company’s next two largest expenses. Paper and postage accounted for approximately 8% of our publishing segment’s operating costs in fiscal 2008 and 7% in fiscal 2007. Paper prices may fluctuate substantially in the future, and periodic postal rate increases could significantly impact income from operations. Further, we may not be able to pass on such increases to our customers.

An adequate supply of newsprint and other paper is important to the Company’s operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. The price of paper has increased moderately during fiscal 2008.

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

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. Effective toward the end of fiscal 2007, the U.S. Postal Service increased rates and added new pallet/sack/tray fees. We expect our postage costs to continue to increase in fiscal 2009.

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

Competition

Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. The Daily Journals face aggressive competition, including amazingly low prices for multiple copy subscriptions, from law-oriented newspapers in Los Angeles, San Francisco and San Diego. All of the Company’s real estate and business publications and products face strong competition from other publications and service companies. Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company’s newspapers provide along with general news coverage attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage as does the Company, but the Company believes its coverage, particularly that of The Daily Journals, is more complete and therefore attracts more readers. The Company believes that The Daily Journals are the most important newspapers serving California lawyers on a daily basis.

The Company’s court rules publications face competition in both the Southern California market as well as in Northern California from online court rules services and the Courts. Subscriptions to the multi-volume Court Rules and Local Rules volumes have declined during fiscal 2008. The Company’s Judicial Profile services have direct competition and also indirect competition, since some of the same information is available through other sources.

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

In an expanding economy, classified advertising and fictitious business name legal advertising normally increase while trustee sale legal notice advertising declines. The reverse is normally also true, as experienced in fiscal 2008. Because the Company’s business is concentrated in California, our advertising revenues are particularly susceptible to trends affecting California and the West.

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

Employees

The Company employs approximately 230 full-time employees and about 10 part-time employees, including about 20 employees at Sustain. Sustain also engages independent contractors for development and consulting projects. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

The Company relies heavily on Gerald Salzman, who serves as president, chief executive officer, chief financial officer, treasurer and assistant secretary. If Mr. Salzman’s services were no longer available to the Company, it is unlikely that the Company could find a single replacement to perform all of the duties now handled by him, and it could have a significant adverse affect on the Company’s business. The Company does not carry key man life insurance, nor has it entered into an employment agreement with Mr. Salzman.

Working Capital

Traditionally, the Company has generated sufficient cash flow from operations to cover all its needs without significant borrowing except for two real estate loans which were paid off in 2008. To a very considerable extent, the Company benefits in this regard from the fact that both subscriptions and Sustain software maintenance and license fees are generally paid a year in advance. If the Company’s overall cash need exceeds cash flow from operations and its current working capital, the Company may attempt to secure additional financing which may or may not be available on acceptable terms.

The Company extends unsecured credit to most of its advertising customers. The Company maintains a reserve account for estimated losses resulting from the inability of these customers to make required payments, but if the financial conditions of these customers were to deteriorate or the Company’s judgments about their abilities to pay are incorrect, additional allowances might be required and the Company’s cash flows and results of operations could be materially affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns office and printing facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2012.

The main Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, which is fully occupied by the Company. Approximately 75% of the building is devoted to office space and the remainder to printing and production equipment and facilities. In 2003, the Company finished building an adjacent 37,000 square foot building and parking facilities on properties it acquired in 1996 and 1998. This building provides additional office, production and storage space, and thus the Company no longer leases certain adjacent space from a third party. The Company occupies a portion of the new building’s first floor and will complete the build-out of the second floor as needed.

The Company leases in San Francisco approximately 10,500 square feet of office space (expiring in March 2012). In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years’ duration.

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

	High	Low
Fiscal 2008
Quarter ended December 31, 2007	$47.99	$40.14
Quarter ended March 31, 2008	48.90	39.00
Quarter ended June 30, 2008	50.00	33.04
Quarter ended September 30, 2008	46.00	36.00

Fiscal 2007
Quarter ended December 31, 2006	$43.50	$37.54
Quarter ended March 31, 2007	41.64	39.50
Quarter ended June 30, 2007	42.14	39.00
Quarter ended September 30, 2007	43.50	38.69

As of December 19, 2008, there were approximately 1,010 holders of record of the Company’s common stock, and the last trade was at $31.04 per share.

The Company did not declare or pay any dividends during fiscal 2008 or 2007. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities during fiscal 2008 that were not registered under the Securities Act of 1933, as amended.

From time to time, the Company has purchased shares, including treasury shares, of its common stock and may continue to do so. See Note 3 to consolidated financial statements. The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan. The Company’s stock repurchase program remains in effect, but during fiscal 2008, the Company did not purchase any shares of common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues were $40,605,000 and $35,113,000 for fiscal years 2008 and 2007, respectively. This increase of $5,492,000 (16%) was primarily the result of an increase in public notice advertising revenues.

The Company continued to benefit from the large number of foreclosure sales in California and Arizona, for which public notice advertising is required by law. Public notice advertising revenues increased by $6,634,000. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 95% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 47% of the Company’s total revenues. Display advertising revenues decreased by $173,000 (4%). Classified advertising revenues decreased by $1,700,000 (31%) primarily due to a downturn in the employment advertising marketplace.

Total circulation revenues decreased by $372,000 (4%). The Daily Journals accounted for about 78% of the Company’s total circulation revenues. The court rule and judicial profile services generated about 14% of the total circulation revenues, with the other newspapers and services accounting for the balance. Information system and service revenues increased by $857,000 (22%) primarily because of increases in Sustain’s consulting revenues. The Company’s revenues derived from Sustain’s operations constituted about 12% and 11% of the Company’s total revenues for fiscal 2008 and 2007, respectively.

Costs and expenses increased by $3,669,000 (14%) to $29,740,000 from $26,071,000 due primarily to the reversal of a $2,975,000 contingent liability at Sustain in fiscal 2007 that had the one-time effect of reducing costs and expenses in that year. Ignoring this one time reversal, total costs and expenses increased by $694,000 (2%). Total personnel costs increased by $349,000 (2%) to $17,820,000. Postage and delivery expenses increased by $95,000 (6%) mainly because of postal rate increases and pallet/sack/tray fees recently imposed by the Post Office. Other general and administrative expenses increased by $115,000 (3%) primarily due to increased bad debt exposure in the trustee sale marketplace.

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2009. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain’s internal development costs, which are primarily incremental costs for both employees and outside contractors, aggregated $1,827,000 and $1,438,000 for fiscal 2008 and 2007, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.

The Company’s traditional business segment pretax profit increased by $4,400,000 (62%) from $7,132,000 to $11,532,000 primarily because of the increase in trustee foreclosure sale notices, partially offset by the decrease in commercial advertising revenues. Sustain’s business segment pretax income increased $587,000 (111%) from a loss of $531,000 before last year’s reversal of Sustain’s contingent liability of $2,975,000 to an income of $56,000, primarily because of the increased consulting revenues. Whether the large increase in traditional business segment pretax profit will be sustained in fiscal 2009 is very much dependant on the number of California and Arizona foreclosure sales and the offsetting effect of a continuing decline in display and classified advertising. At some point, the number of foreclosure sales undoubtedly will slow, and because fewer advertisements will then be required, so will the Company’s traditional business segment earnings. Whether Sustain generates a profit or loss in fiscal 2009 likely will be determined based on its consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers.

Consolidated net income was $7,113,000 and $5,316,000 for fiscal 2008 and 2007, respectively. On a pretax profit of $11,588,000 for fiscal 2008, the Company recorded a tax provision of $4,475,000. On a pretax profit of $9,576,000 for fiscal 2007, the Company recorded a tax provision of $4,260,000 which included a reserve for research and development tax credits claimed by the Company in prior years. The Internal Revenue Service has been examining the tax returns for years 2002 to 2006 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. These unrecognized tax benefits would have an effective rate impact if recognized. The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time. Net income per share increased to $4.90 from $3.66 which included $1.14 from the reversal of the contingent liability of Sustain in the prior year.

Liquidity and Capital Resources

During fiscal 2008, the Company’s cash and cash equivalents and U.S. Treasury Note and Bill positions increased by $2,322,000. Cash and cash equivalents were used primarily for paying off two real estate loans of $4,012,000 and for the purchase of capital assets of $377,000, primarily for computer software and office equipment. The cash provided by operating activities of $6,562,000 included a net decrease in deferred subscription and other revenues of $371,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities increased by $1,552,000 during fiscal 2008 as compared to the prior year primarily due to the increases in net income of $1,797,000. As of September 30, 2008, the Company had working capital of $24,606,000 before deducting the liability for deferred subscription and other revenues of $5,847,000, which are scheduled to be earned within one year. In addition, the Company had long-term U.S. Treasury Notes of about $1,663,000 at September 30, 2008. The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which was effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This Interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this Interpretation on October 1, 2007 and recognized no material adjustment to the liability for unrecognized tax benefits. See Note 4 Income Taxes for further discussion.

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Los Angeles, California
December 19, 2008

Item 8. Financial Statements and Supplementary Data

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$994,000	$1,069,000
U.S. Treasury Notes and Bills	20,726,000	15,396,000
Accounts receivable, less allowance for doubtful accounts of $300,000 and $200,000 at September 30, 2008 and 2007, respectively	9,434,000	5,537,000
Inventories	26,000	23,000
Prepaid expenses and other assets	194,000	187,000
Deferred income taxes	779,000	582,000

Total current assets	32,153,000	22,794,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,938,000	12,953,000
Furniture, office equipment and computer software	3,718,000	3,637,000
Machinery and equipment	2,041,000	1,942,000

	18,697,000	18,532,000
Less accumulated depreciation	(7,989,000)	(7,211,000)

	10,708,000	11,321,000
U.S. Treasury Notes	1,663,000	4,596,000
Deferred income taxes	1,573,000	1,211,000

	$46,097,000	$39,922,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,828,000	$1,625,000
Accrued liabilities	3,668,000	3,120,000
Income taxes	1,051,000	662,000
Notes payable – current portion	—	209,000
Deferred subscription revenue and other revenues	5,847,000	6,218,000

Total current liabilities	13,394,000	11,834,000

Long term liabilities
Accrued liabilities	3,200,000	2,000,000
Notes payable – long term	—	3,803,000

Total long term liabilities	3,200,000	5,803,000

Commitments and contingencies (Notes 5 and 6)	—	—

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,500,299 shares outstanding at September 30, 2008 and 2007	15,000	15,000
Additional paid-in capital	1,907,000	1,907,000
Retained earnings	28,382,000	21,269,000
Accumulated other comprehensive income	105,000	—
Less 47,445 treasury shares, at September 30, 2008 and 2007, at cost	(906,000)	(906,000)

Total shareholders’ equity	29,503,000	22,285,000

	$46,097,000	$39,922,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	2008	2007
Revenues
Advertising	$23,751,000	$18,990,000
Circulation	8,538,000	8,910,000
Information systems and services	4,777,000	3,920,000
Advertising service fees and other	3,539,000	3,293,000

	40,605,000	35,113,000

Costs and expenses (income)
Salaries and employee benefits	17,820,000	17,471,000
Newsprint and printing expenses	2,082,000	2,087,000
Outside services	3,547,000	3,407,000
Postage and delivery expenses	1,722,000	1,627,000
Depreciation and amortization	990,000	990,000
Other general and administrative expenses	3,579,000	3,464,000
Reversal of Sustain’s contingent liability	—	(2,975,000)

	29,740,000	26,071,000

Income from operations	10,865,000	9,042,000
Other income and expenses
Interest income	852,000	897,000
Interest expense	(129,000)	(363,000)

Income before taxes	11,588,000	9,576,000
Provision for income taxes	(4,475,000)	(4,260,000)

Net income	$7,113,000	$5,316,000

Weighted average number of common shares outstanding – basic and diluted	1,452,854	1,452,914

Basic and diluted net income per share	$4.90	$3.66

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
	Share	Amount
Balance at September 30, 2006	1,500,485	$15,000	$1,908,000	$15,958,000	$—	$(906,000)	$16,975,000
Net income	—	—	—	5,316,000	—	—	5,316,000	$5,316,000
Purchase of common stock	(186)	—	(1,000)	(5,000)	—	—	(6,000)	—

Total comprehensive income	—	—	—	—	—	—	—	$5,316,000

Balance at September 30, 2007	1,500,299	15,000	1,907,000	21,269,000	—	(906,000)	22,285,000
Net income	—	—	—	7,113,000	—	—	7,113,000	$7,113,000
Unrealized gain on investments	—	—	—	—	105,000	—	105,000	105,000

Total comprehensive income	—	—	—	—	—	—	—	$7,218,000

Balance at September 30, 2008	1,500,299	$15,000	$1,907,000	$28,382,000	$105,000	$(906,000)	$29,503,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007
Cash flows from operating activities
Net income	$7,113,000	$5,316,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	990,000	990,000
Deferred income taxes	(622,000)	778,000
Premium amortized (discount earned) on U.S. Treasury Bills	19,000	(100,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(3,897,000)	(1,047,000)
Inventories	(3,000)	23,000
Prepaid expenses and other assets	(7,000)	(55,000)
Increase (decrease) in current liabilities
Accounts payable	1,203,000	(2,531,000)
Accrued liabilities	1,748,000	1,631,000
Income tax payable	389,000	280,000
Deferred subscription and other revenues	(371,000)	(275,000)

Cash provided by operating activities	6,562,000	5,010,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Notes and Bills	18,268,000	10,393,000
Purchases of U.S. Treasury Notes and Bills	(20,516,000)	(14,355,000)
Purchases of property, plant and equipment, net	(377,000)	(394,000)

Cash used for investing activities	(2,625,000)	(4,356,000)

Cash flows from financing activities
Payment of loan principal	(4,012,000)	(196,000)
Purchase of common and treasury stock	—	(6,000)

Cash used for financing activities	(4,012,000)	(202,000)

Increase (decrease) in cash and cash equivalents	(75,000)	452,000

Cash and cash equivalents
Beginning of year	1,069,000	617,000

End of year	$994,000	$1,069,000

Interest paid during year	$96,000	$286,000

Income taxes paid during year	$3,409,000	$3,201,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND OPERATIONS

Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer and 8-K magazines, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”) is a wholly-owned subsidiary. Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona and Colorado.

2. ACQUISITIONS

In 1999 the Company acquired an 80% equity interest in Sustain for cash of $6.67 million. The Company periodically acquired additional equity interests in Sustain through October 2001 for cash of approximately $7 million primarily paid to Sustain pursuant to rights offerings. The results of operations for the additional ownership interests have been included in the financial statements from the dates of such acquisitions. The acquisitions were accounted for using the purchase method of accounting; accordingly, the purchase price in excess of the net assets was allocated to goodwill and purchased software and then written off through fiscal 2001. In 2008 Sustain became a wholly-owned subsidiary after additional purchases from certain of its shareholders for a nominal amount.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of the Daily Journal Corporation and its wholly-owned subsidiary, Sustain. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in U.S. Treasury Notes and Bills. Investments in U.S. Treasury Notes and Bills for fiscal 2008 are categorized as “available-for-sale” in lieu of “held-to-maturity” and stated at fair market value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. Investments in U.S. Treasury Notes and Bills for fiscal 2007 were categorized as “held-to-maturity” and were recorded at cost plus amortized premium or discount. At September 30, 2008, the Company had U.S. Treasury Notes and Bills at fair market value of about $20,726,000 maturing within one year and U.S. Treasury Notes at fair market value of $1,663,000 maturing after one year but less than five years, including about $168,000 of unrealized gains. At September 30, 2007, the Company had U.S. Treasury Notes and Bills at book value of $15,396,000 maturing within one year and U.S. Treasury Notes at book value of $4,596,000 maturing after one year but less than five years. These investments had about $141,000 of unrealized gains. The aggregate fair market values of U.S. Treasury Notes and Bills at September 30, 2008 and 2007 were $22,389,000 and $20,133,000, respectively.

Comprehensive Income: Comprehensive income, which includes net income plus net unrealized gains of $105,000, net of taxes of $63,000, on U.S. Treasury Notes and Bills classified as “available-for-sale” securities, was $7,218,000 for fiscal 2008. Comprehensive income for prior year was $5,316,000 and was equal to net income because there were no recorded gains (losses) on such investments.

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

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2008, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Sustain Software: The Company is continuing its internal Sustain software development efforts. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. In general, “technological feasibility” is achieved when the developer has established the necessary skills, hardware and technology to produce a product and a detailed program design has been (a) completed, (b) traced to the product specifications and (c) reviewed for high-risk development issues. If these developments are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain software development costs ($1,827,000 and $1,438,000 during fiscal 2008 and 2007, respectively), which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2009.

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

Deferred Management Incentive Plan: In fiscal 1987 the Company implemented a Deferred Management Incentive Plan that entitles an employee to participate in pre-tax earnings of the Company. In 2003 the Company modified the Plan to provide employees with three different types of non-negotiable incentive certificates based on the nature of the particular participants’ responsibilities. Each certificate entitles the participant to a specified share of the applicable pre-tax earnings in the year of grant and to receive the same percentage of pre-tax earnings in each of the next nine years provided they remain employed or are in retirement following employment to age 65. Participant interests entitled employees to receive 3.88% and 4.40% (amounting to $587,300 and $434,865, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation and supplemental compensation expenses, 3.13% and 2.96% (amounting to $0 for both years) for Sustain and 8.2% and 8.2% (amounting to $1,213,600 and $737,040, respectively) for Daily Journal consolidated in fiscal 2008 and 2007. One major participant in the Plan is over 65, but not retired. The Company has accrued $3,200,000 for the Plan’s future commitment, which includes an increase in fiscal 2008 of $1,200,000.

Treasury stock and net income per common share: As of September 30, 2008 and 2007, the Company owned 47,445 of the 599,409 units of a limited partnership that has no known liabilities and owns as its sole asset 599,409 shares of common stock of Daily Journal Corporation. This investment, at a total cost of $906,000 at September 30, 2008, was considered treasury stock and was excluded from the calculation of weighted average shares. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,452,854 for 2008 and 1,452,914 for 2007. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

Accounting Standards Adopted in 2008: In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which was effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This Interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this Interpretation on October 1, 2007 and recognized no material adjustment to the liability for unrecognized tax benefits. See Note 4 Income Taxes for further discussion.

Recent Accounting Standards Not Yet Adopted: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007, which is the year beginning October 1, 2008, for the Company. Delayed application of this statement is permitted for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, which is the year beginning October 1, 2009, for the Company. The Company does not expect that adoption of certain provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis will have a material impact on its consolidated financial statements. The Company is currently evaluating whether adoption of SFAS 157 will have an impact on its consolidated financial statements, as it relates to other non-financial assets and non-financial liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and liabilities and any changes in fair value are recognized in earnings. This statement is effective for fiscal years beginning after November 15, 2007, which is the year beginning October 1, 2008 for the Company. The Company does not expect to select the fair value option upon adoption of SFAS 159.

4. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2008	2007
Current:
Federal	$4,055,000	$2,949,000
State	979,000	533,000

	5,034,000	3,482,000

Deferred:
Federal	(493,000)	640,000
State	(66,000)	138,000

	(559,000)	778,000

	$4,475,000	$4,260,000

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2008	2007
Statutory federal income tax rate	34.2%	34.0%
State franchise taxes (net of federal tax benefit)	5.8	5.8
Adjustment to prior tax filings, tax credits and tax reserves	—	5.2
Other, primarily tax credits and manufacturer’s deduction	(1.4)	(.5)

Effective tax rate	38.6%	44.5%

The Company’s deferred income tax assets were comprised of the following at September 30:

	2008	2007
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$1,512,000	$1,001,000
Bad debt reserves not yet deductible	120,000	79,000
Depreciation and amortization	452,000	530,000
Other	268,000	183,000

Total deferred tax assets	$2,352,000	$1,793,000

The Internal Revenue Service has been examining the tax returns for years 2002 to 2006 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development tax credits. The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time. At September 30, 2008 and 2007, the Company had a reserve of approximately $700,000 primarily pertaining to these claimed research and development tax credits. If these benefits are recognized, there would be an impact on the effective tax rate in the period of recognition.

Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of September 30, 2008, the Company has accrued $180,000, including an additional $51,000 during fiscal 2008. The Company has not accrued penalties related to any potential assessment. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002.

5. COMMITMENTS

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2012. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for the fiscal years 2008 and 2007 were $594,000 and $611,000, respectively.

The following table represents the Company’s future obligations under its operating leases:

	2009	2010	2011	2012	2013	2014 and after	Total
Obligations under operating leases	$488,000	$368,000	$358,000	$172,000	$—	$—	$1,386,000

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

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

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

	Reportable Segments		Total Results for both Segments
	Traditional Business	Sustain
	(in thousands)
2008
Revenues	$35,828	$4,777	$40,605
Income before taxes	11,532	56	11,588
Total assets	44,550	1,547	46,097
Capital expenditures	332	45	377
Depreciation and amortization	934	56	990
Income tax expense	(4,455)	(20)	(4,475)
Net income	7,077	36	7,113
2007
Revenues	$31,193	$3,920	$35,113
Income before taxes	7,132	2,444 *	9,576 *
Total assets	38,579	1,343	39,922
Capital expenditures	291	103	394
Depreciation and amortization	952	38	990
Income tax expense	(3,440)	(820)	(4,260)
Net income	3,692	1,624	5,316

*	Included the reversal of Sustain’s contingent liability of $2,975,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation Mr. Salzman, we evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable Securities and Exchange Commission rules, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended September 30, 2008.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for Annual Meeting of Shareholders to be held on or about February 4, 2009 (the “Proxy Statement”), is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2008 and 2007

Consolidated Statements of Income for the years ended September 30, 2008 and 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended September 30, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	Exhibits

2.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)

2.2	Bylaws of Daily Journal Corporation. (#)

10.1	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (a) (‡)

10.2	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC’s Non-Sustain Operations. (a) (‡)

10.3	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of Sustain Technologies, Inc. (a) (‡)

14	Daily Journal Corporation Code of Ethics. (a)

21	Daily Journal Corporation’s List of Subsidiaries.

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(‡)	Management Compensatory Plan.
(†)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 14665).
(#)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 14665).
(a)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

By	/s/ Gerald L. Salzman
Gerald L. Salzman
President

Date: December 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Munger Charles T. Munger	Chairman of the Board	December 22, 2008

/s/ Gerald L. Salzman Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	December 22, 2008

/s/ J. P. Guerin J. P. Guerin	Director	December 22, 2008

George C. Good	Director

Peter Kaufman	Director

EXHIBIT INDEX

2.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)

2.2	Bylaws of Daily Journal Corporation. (#)

10.1	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (a) (‡)

10.2	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC’s Non-Sustain Operations. (a) (‡)

10.3	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of Sustain Technologies, Inc. (a) (‡)

14	Daily Journal Corporation Code of Ethics. (a)

21	Daily Journal Corporation’s List of Subsidiaries.

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(‡)	Management Compensatory Plan.
(†)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 14665).
(#)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 14665).
(a)	Filed as an Exhibit bearing the same number to the Annual Report on Form 10-K for the year ended September 30, 2003.