Form 10-Q
period 2008-12-31
DAILY JOURNAL CORP
filed 2009-02-13
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Large Accelerated Filer: ☐	Accelerated Filer: ☐
Non-accelerated Filer: ☐	Smaller Reporting Company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes: ☐     No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2009
Common Stock, par value $ .01 per share	1,457,183 shares

DAILY JOURNAL CORPORATION

INDEX

Index

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31	September 30
	2008	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,586,000	$994,000
U.S. Treasury Notes and Bills	19,351,000	20,726,000
Accounts receivable, less allowance for doubtful accounts of $300,000	9,137,000	9,434,000
Inventories	50,000	26,000
Prepaid expenses and other assets	322,000	194,000
Deferred income taxes	708,000	779,000
Total current assets	32,154,000	32,153,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,945,000	12,938,000
Furniture, office equipment and computer software	3,629,000	3,718,000
Machinery and equipment	2,093,000	2,041,000
	18,667,000	18,697,000
Less accumulated depreciation	(8,080,000)	(7,989,000)
	10,587,000	10,708,000
U.S. Treasury Notes	1,677,000	1,663,000
Deferred income taxes	1,647,000	1,573,000
	$46,065,000	$46,097,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,302,000	$2,828,000
Accrued liabilities	2,134,000	3,668,000
Income taxes	1,957,000	1,051,000
Deferred subscription and other revenues	5,505,000	5,847,000
Total current liabilities	12,898,000	13,394,000

Long term liabilities
Accrued liabilities	3,400,000	3,200,000
Total long term liabilities	3,400,000	3,200,000
Commitments and contingencies (Notes 8 and 9)	---	---
Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,457,183 and 1,500,299 shares, at December 31, 2008 and September 30, 2008, respectively, outstanding	15,000	15,000
Additional paid-in capital	1,852,000	1,907,000
Retained earnings	28,636,000	28,382,000
Accumulated other comprehensive income	170,000	105,000
Less 47,445 treasury shares, at cost	(906,000)	(906,000)
Total shareholders' equity	29,767,000	29,503,000
	$46,065,000	$46,097,000

See accompanying Notes to Consolidated Financial Statements.

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended December 31
	2008	2007
Revenues
Advertising	$5,722,000	$5,133,000
Circulation	2,091,000	2,218,000
Information systems and services	1,083,000	900,000
Advertising service fees and other	915,000	735,000
	9,811,000	8,986,000

Costs and expenses
Salaries and employee benefits	4,103,000	4,146,000
Newsprint and printing expenses	536,000	528,000
Other outside services	920,000	805,000
Postage and delivery expenses	395,000	448,000
Depreciation and amortization	215,000	230,000
Other general and administrative expenses	943,000	870,000
	7,112,000	7,027,000
Income from operations	2,699,000	1,959,000
Other income and (expense)
Interest income	154,000	257,000
Interest expense	(10,000)	(91,000)
Income before taxes	2,843,000	2,125,000
Provision for income taxes	1,095,000	850,000
Net income	$1,748,000	$1,275,000

Weighted average number of common shares outstanding - basic and diluted	1,430,959	1,452,854
Basic and diluted net income per share	$1.22	$.88

See accompanying Notes to Consolidated Financial Statements.

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31
	2008	2007
Cash flows from operating activities
Net income	$1,748,000	$1,275,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	215,000	230,000
Deferred income taxes	(47,000)	(25,000)
Premium amortized (discount earned) on U.S. Treasury Bills	73,000	(10,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	297,000	(248,000)
Inventories	(24,000)	(9,000)
Prepaid expenses and other assets	(128,000)	(73,000)
Increase (decrease) in current liabilities
Accounts payable	474,000	206,000
Accrued liabilities	(1,334,000)	(1,044,000)
Income taxes	906,000	851,000
Deferred subscription and other revenues	(342,000)	(229,000)
Cash provided by operating activities	1,838,000	924,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Notes and Bills	3,600,000	(1,992,000)
Purchases of U.S. Treasury Notes and Bills	(2,203,000)	1,100,000
Purchases of property, plant and equipment, net	(93,000)	(141,000)
Net cash provided by (used in) investing activities	1,304,000	(1,033,000)
Cash flows from financing activities
Payment of loan principals	-	(51,000)
Purchase of common stock	(1,550,000)	-
Cash used in financing activities	(1,550,000)	(51,000)
Increase in cash and cash equivalents	1,592,000	(160,000)

Cash and cash equivalents
Beginning of period	994,000	1,069,000
End of period	$2,586,000	$909,000
Interest paid during period	$-	$69,000

See accompanying Notes to Consolidated Financial Statements.

Index

DAILY JOURNAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer and 8-K magazines, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a wholly owned subsidiary, has been consolidated since January 1999.  Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners.  Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona and Colorado.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of December 31, 2008, and of its results of operations and cash flows for the three-months ended December 31, 2008 and 2007.  The results of operations for the three months ended December 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

Index

Note 5 - Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which was effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This Interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted this Interpretation on October 1, 2007 and recognized no material adjustment to the liability for unrecognized tax benefits.  The Internal Revenue Service has been examining the Company’s tax returns for years 2002 to 2006 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed credits.  The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time.  As of December 31, 2008, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.  Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of December 31, 2008, the Company had accrued $190,000, including an additional $10,000 during this three-month period. The Company has not accrued the penalties related to any potential assessment.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002.

Note 6 -  Investment in U.S. Treasury Notes and Bills

Investments in U.S. Treasury Notes and Bills are categorized as “available-for-sale” and stated at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income.  Consequently, as of December 31, 2008, an unrealized gain of $170,000, net of taxes, had been recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheet. The Company uses quoted prices in active markets to measure the fair value of its investments on a recurring basis pursuant to SFAS 157.

Note 7 - Comprehensive Income

Comprehensive income, which includes net income plus net unrealized gains (losses) on U.S. Treasury Notes and Bills classified as “available-for-sale” securities, was $1,813,000 and $1,407,000 for the three-month periods ended December 31, 2008 and 2007, respectively.

Note 8 - Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2012.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable three-month periods ended December 31, 2008 and 2007 were $152,000 and $151,000, respectively.

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

Note 10 - Operating Segments

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results
	Traditional Business	Sustain	for both Segments

Three months ended December 31, 2008
Revenues	$8,728,000	$1,083,000	$9,811,000
Pretax income (loss)	2,907,000	(64,000)	2,843,000
Total assets	44,872,000	1,193,000	46,065,000
Capital expenditures	83,000	10,000	93,000
Depreciation and amortization	200,000	15,000	215,000
Income tax benefit (provision)	(1,120,000)	25,000	(1,095,000)
Net income (loss)	1,787,000	(39,000)	1,748,000

Three months ended December 31, 2007
Revenues	$8,086,000	$900,000	$8,986,000
Pretax income (loss)	2,294,000	(169,000)	2,125,000
Total assets	39,710,000	1,352,000	41,062,000
Capital expenditures	130,000	11,000	141,000
Depreciation and amortization	215,000	15,000	230,000
Income tax benefit (expense)	(925,000)	75,000	(850,000)
Net income (loss)	1,369,000	(94,000)	1,275,000

Note 11 - Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157,  "Fair Value Measurements" (SFAS 157), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted all provisions of SFAS 157 in October 2008 and recognized no material adjustments to its assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). The Company adopted SFAS 159 in October 2008 and did not elect the fair value option. It continues to record the unrealized market gain (loss) as “Other Comprehensive Income” on its Consolidated Balance Sheets.

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continues to operate as two different businesses:  (1)  The “traditional business”, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased Sustain, and (2) the Sustain software business, which supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations.

During the three months ended December 31, 2008, consolidated pretax income increased by $718,000 (34%) to $2,843,000 from $2,125,000. The Company’s traditional business segment pretax profit increased by $613,000 (27%) to $2,907,000 from $2,294,000 primarily because of an increase in trustee foreclosure sale notices, partially offset by a decrease in commercial advertising revenues.  Sustain’s business segment pretax loss decreased $105,000 (62%) to $64,000 from $169,000, primarily because of increased consulting revenues.

	Reportable Segments		Total Results
	Traditional Business	Sustain	for both Segments

Three months ended December 31, 2008
Revenues	$8,728,000	$1,083,000	$9,811,000
Pretax income (loss)	2,907,000	(64,000)	2,843,000
Income tax benefit (provision)	(1,120,000)	25,000	(1,095,000)
Net income (loss)	1,787,000	(39,000)	1,748,000

Three months ended December 31, 2007
Revenues	$8,086,000	$900,000	$8,986,000
Pretax income (loss)	2,294,000	(169,000)	2,125,000
Income tax benefit (expense)	(925,000)	75,000	(850,000)
Net income (loss)	1,369,000	(94,000)	1,275,000

Consolidated revenues were $9,811,000 and $8,986,000 for the three months ended December 31, 2008 and 2007, respectively.  This increase of $825,000 (9%) was primarily from an increase in public notice advertising revenues of $1,164,000.   The Company continued to benefit from the large number of foreclosure sales in California and Arizona, for which public notice advertising is required by law.  The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 68% of the Company's total revenues.  Display advertising revenues decreased by $182,000 (15%). Classified advertising revenues decreased by $393,000 (40%) primarily due to a downturn in the employment advertising marketplace.

Total circulation revenues decreased by $127,000 (6%).  The Daily Journals accounted for about 79% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 18% of the total circulation revenues, with the other newspapers and services accounting for the balance.  Advertising service fees and other increased by $180,000 (24%) due primarily to more trustee foreclosure sale notices.  These traditional business segment revenues include primarily agency commissions received from outside newspapers in which the advertising is placed and fees generated when filing notices with government agencies.  Sustain’s information system and service revenues increased by $183,000 (20%) primarily because of increases in consulting revenues. The Company’s revenues derived from Sustain’s operations constituted about 11% and 10% of the Company’s total revenues for the three months ended December 31, 2008 and 2007, respectively.

Index

Costs and expenses increased by $85,000 (1%) to $7,112,000 from $7,027,000.  Total personnel costs decreased by $43,000 (1%) to $4,103,000 primarily due to savings from department reconstruction, partially offset by an annual salary adjustment.  Postage and delivery expenses decreased by $53,000 (12%) mainly because there were fewer subscribers.  Other general and administrative expenses increased by $73,000 (8%) primarily due to increased accounting and legal fees.

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2009.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain’s internal development costs, which are primarily incremental costs for both employees and outside contractors, aggregated $523,000 and $418,000 for the three months ended December 31, 2008 and 2007, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.

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

Consolidated net income was $1,748,000 and $1,275,000 for the three months ended December 31, 2008 and 2007, respectively.  On a pretax profit of $2,843,000 and $2,125,000 for the three months ended December 31 2008 and 2007, the Company recorded a tax provision of $1,095,000 and $850,000, respectively.  The Internal Revenue Service has been examining the tax returns for years 2002 to 2006 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. These unrecognized tax benefits would have an effective rate impact if recognized.  The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time.   Net income per share increased to $1.22 from $.88.

Liquidity and Capital Resources

During the three months ended December 31, 2008, the Company's cash and cash equivalents and U.S. Treasury Note and Bill positions increased by $231,000.  Cash and cash equivalents were used primarily for the purchase of capital assets of $93,000 (mostly computer software and office equipment) and to purchase the Company’s common shares for an aggregate amount of $1,550,000.  The cash provided by operating activities of $1,838,000 included a net decrease in deferred subscription and other revenues of $342,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $914,000 during the three months ended December 31, 2008 as compared to the prior period primarily due to the increases in net income of $473,000.  As of December 31, 2008, the Company had working capital of $19,256,000, including the liability for deferred subscription and other revenues of $5,505,000 which are scheduled to be earned within one year.  In addition, the Company had long-term U.S. Treasury Notes of about $1,677,000 at December 31, 2008.  The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital.

Index

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

The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2008.

The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements.  Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements.  We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.  There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements.  These factors include, among others: risks associated with Sustain’s internal software development efforts; Sustain’s reliance on the time and materials professional services engagement with the California Administrative Office of the Courts for a substantial portion of its consulting revenues; the ultimate resolution, if any, of the dispute with the Ontario, Canada Ministries; an adverse outcome of the Internal Revenue Service’s audit of our past research and development tax credits; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company’s reliance on its president and chief executive officer; and changes in accounting guidance.  In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including in conjunction with the forward-looking statements themselves.  Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Index

Item 4T.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2008.

Index

PART II

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/08-10/31/08	-	-	(a)	Not applicable
11/1/08-11/30/08	41,116	$36.04	(a)	Not applicable
12/1/08-12/31/08	2,000	$34.05	(a)	Not applicable
Total	43,116	$34.37	(a)	Not applicable

(a) The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Management Incentive Plan, and therefore the Company’s per share earnings have not been diluted by grants of “units” under the Management Incentive Plan.  Each unit entitles the recipient to a designated share of the pre-tax earnings of the Company on a consolidated basis, or a designated share of the pre-tax earnings attributable to only Sustain or the Company's traditional business, depending on the recipient’s responsibilities.  All shares purchased were made in privately negotiated transactions. The Company’s stock repurchase program remains in effect, and the Company plans to repurchase shares from time to time as it deems appropriate (including, if necessary, to prevent any additional dilution that may be caused by the Management Incentive Plan).

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

DATE:  February 13, 2009