Form 10-Q
period 2009-03-31
DAILY JOURNAL CORP
filed 2009-05-08
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes: ☒  No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes: ☐     No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer: ☐	Accelerated Filer: ☐
Non-accelerated Filer: ☐	Smaller Reporting Company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes: ☐       No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, par value $ .01 per share	1,456,006 shares

1 of 17

DAILY JOURNAL CORPORATION

2 of 17

Index

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31	September 30
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,807,000	$994,000
U.S. Treasury Notes and Bills	7,705,000	20,726,000
Marketable securities, all common stocks	24,713,000	---
Accounts receivable, less allowance for doubtful accounts of $300,000	8,038,000	9,434,000
Inventories	25,000	26,000
Prepaid expenses and other assets	214,000	194,000
Deferred income taxes	---	779,000
Total current assets	43,502,000	32,153,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,945,000	12,938,000
Furniture, office equipment and computer software	3,649,000	3,718,000
Machinery and equipment	2,093,000	2,041,000
	18,687,000	18,697,000
Less accumulated depreciation	(8,235,000)	(7,989,000)
	10,452,000	10,708,000
U.S. Treasury Notes	---	1,663,000
Deferred income taxes	1,747,000	1,573,000
	$55,701,000	$46,097,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,192,000	$2,828,000
Accrued liabilities	2,728,000	3,668,000
Income taxes	1,054,000	1,051,000
Deferred income taxes	2,780,000	---
Deferred subscription and other revenues	5,376,000	5,847,000
Total current liabilities	15,130,000	13,394,000

Long term liabilities
Accrued liabilities	3,600,000	3,200,000
Total long term liabilities	3,600,000	3,200,000
Commitments and contingencies (Notes 8 and 9)	---	---
Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,456,006 and 1,500,299 shares, at March 31, 2009 and September 30, 2008, respectively, outstanding	15,000	15,000
Additional paid-in capital	1,851,000	1,907,000
Retained earnings	30,291,000	28,382,000
Accumulated other comprehensive income	5,720,000	105,000
Less 47,445 treasury shares, at cost	(906,000)	(906,000)
Total shareholders' equity	36,971,000	29,503,000
	$55,701,000	$46,097,000

See accompanying Notes to Consolidated Financial Statements.

3 of 17

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31
	2009	2008
Revenues
Advertising	$5,360,000	$5,701,000
Circulation	1,913,000	2,148,000
Advertising service fees and other	1,012,000	794,000
Information systems and services	1,367,000	1,295,000
	9,652,000	9,938,000

Costs and expenses
Salaries and employee benefits	4,250,000	4,628,000
Newsprint and printing expenses	432,000	474,000
Other outside services	978,000	878,000
Postage and delivery expenses	365,000	403,000
Depreciation and amortization	165,000	228,000
Other general and administrative expenses	894,000	882,000
	7,084,000	7,493,000
Income from operations	2,568,000	2,445,000
Other income and (expense)
Interest income	121,000	246,000
Gain on sales of investments	76,000	-
Interest expense	(10,000)	(18,000)
Income before taxes	2,755,000	2,673,000
Provision for income taxes	1,060,000	1,020,000
Net income	$1,695,000	$1,653,000

Weighted average number of common shares outstanding - basic and diluted	1,409,330	1,452,854
Basic and diluted net income per share	$1.20	$1.14

See accompanying Notes to Consolidated Financial Statements.

4 of 17

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended March 31
	2009	2008
Revenues
Advertising	$11,082,000	$10,834,000
Circulation	4,004,000	4,366,000
Advertising service fees and other	1,927,000	1,529,000
Information systems and services	2,450,000	2,195,000
	19,463,000	18,924,000

Costs and expenses
Salaries and employee benefits	8,353,000	8,774,000
Newsprint and printing expenses	968,000	1,002,000
Other outside services	1,898,000	1,683,000
Postage and delivery expenses	760,000	851,000
Depreciation and amortization	380,000	458,000
Other general and administrative expenses	1,837,000	1,752,000
	14,196,000	14,520,000
Income from operations	5,267,000	4,404,000
Other income and (expense)
Interest income	275,000	503,000
Gain on sales of investments	76,000	-
Interest expense	(20,000)	(109,000)
Income before taxes	5,598,000	4,798,000
Provision for income taxes	2,155,000	1,870,000
Net income	$3,443,000	$2,928,000

Weighted average number of common shares outstanding - basic and diluted	1,420,263	1,452,854
Basic and diluted net income per share	$2.42	$2.02

See accompanying Notes to Consolidated Financial Statements.

5 of 17

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31
	2009	2008
Cash flows from operating activities
Net income	$3,443,000	$2,928,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	380,000	458,000
Deferred income taxes	(134,000)	(138,000)
Premium amortized (discount earned) on U.S. Treasury Bills	61,000	(37,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	1,396,000	(401,000)
Inventories	1,000	(2,000)
Prepaid expenses and other assets	(20,000)	(75,000)
Increase (decrease) in current liabilities
Accounts payable	364,000	368,000
Accrued liabilities	(540,000)	(146,000)
Income taxes	3,000	239,000
Deferred subscription and other revenues	(471,000)	(436,000)
Cash provided by operating activities	4,483,000	2,758,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Notes and Bills	16,748,000	(3,130,000)
Purchases of U.S. Treasury Notes and Bills	(2,203,000)	4,819,000
Purchases of marketable securities	(15,501,000)	-
Purchases of property, plant and equipment, net	(124,000)	(251,000)
Net cash provided by (used in) investing activities	(1,080,000)	1,438,000
Cash flows from financing activities
Payment of loan principals	-	(4,012,000)
Purchase of common stock	(1,590,000)	-
Cash used in financing activities	(1,590,000)	(4,012,000)
Increase in cash and cash equivalents	1,813,000	184,000

Cash and cash equivalents
Beginning of period	994,000	1,069,000
End of period	$2,807,000	$1,253,000
Interest paid during period	$-	$77,000

See accompanying Notes to Consolidated Financial Statements.

6 of 17

Index

DAILY JOURNAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer, 8-K and NextGen magazines, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary, has been consolidated since January 1999.  Sustain supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners.  Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona and Colorado.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of March 31, 2009, and of its results of operations for the three- and six-month periods ended March 31, 2009 and 2008 and its cash flows for the six months ended March 31, 2009 and 2008.  The results of operations for the six months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

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

7 of 17

Index

Note 5 - Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which was effective for fiscal years beginning after December 15, 2006. This Interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted this Interpretation on October 1, 2007 and recognized no material adjustment to the liability for unrecognized tax benefits.  The Internal Revenue Service has been examining the Company’s tax returns for years 2002 to 2006 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits.  The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time.  As of March 31, 2009, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.  Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of March 31, 2009, the Company had accrued $200,000, including an additional $20,000 during this six-month period. The Company has not accrued the penalties related to any potential assessment.

Note 6 -  Investments in U.S. Treasury Notes and Bills and Marketable Securities

Investments in U.S. Treasury Notes and Bills and marketable securities categorized as “available-for-sale” are stated at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income.  Consequently, as of March 31, 2009, an unrealized gain of $5,720,000, net of taxes, had been recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheet.  The Company uses quoted prices in active markets to measure the fair value of its investments on a recurring basis pursuant to SFAS 157.

Note 7 - Comprehensive Income

Comprehensive income, which includes net income plus net unrealized gains (losses) on U.S. Treasury Notes and Bills and marketable securities, was $9,058,000 and $3,117,000 for the six-month periods ended March 31, 2009 and 2008, respectively.

Note 8 - Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2012.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable six-month periods ended March 31, 2009 and 2008 were $302,000 and $308,000, respectively.

8 of 17

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

9 of 17

Index

Note 10 - Operating Segments

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results
	Traditional Business	Sustain	for both Segments

Six months ended March 31, 2009
Revenues	$17,013,000	$2,450,000	$19,463,000
Pretax income	5,581,000	17,000	5,598,000
Total assets	54,413,000	1,288,000	55,701,000
Capital expenditures	104,000	20,000	124,000
Depreciation and amortization	352,000	28,000	380,000
Income tax expense	(2,150,000)	(5,000)	(2,155,000)
Net income	3,431,000	12,000	3,443,000

Six months ended March 31, 2008
Revenues	$16,729,000	$2,195,000	$18,924,000
Pretax income (loss)	4,890,000	(92,000)	4,798,000
Total assets	37,711,000	1,341,000	39,052,000
Capital expenditures	240,000	11,000	251,000
Depreciation and amortization	429,000	29,000	458,000
Income tax benefit (expense)	(1,905,000)	35,000	(1,870,000)
Net income (loss)	2,985,000	(57,000)	2,928,000

Three months ended March 31, 2009
Revenues	$8,285,000	$1,367,000	$9,652,000
Pretax income	2,674,000	81,000	2,755,000
Total assets	54,413,000	1,288,000	55,701,000
Capital expenditures	21,000	10,000	31,000
Depreciation and amortization	152,000	13,000	165,000
Income tax expense	(1,030,000)	(30,000)	(1,060,000)
Net income	1,644,000	51,000	1,695,000

Three months ended March 31, 2008
Revenues	$8,643,000	$1,295,000	$9,938,000
Pretax income	2,596,000	77,000	2,673,000
Total assets	37,711,000	1,341,000	39,052,000
Capital expenditures	110,000	---	110,000
Depreciation and amortization	214,000	14,000	228,000
Income tax expense	(980,000)	(40,000)	(1,020,000)
Net income	1,616,000	37,000	1,653,000

10 of 17

Index

Note 11 - Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157,  "Fair Value Measurements" (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted all provisions of SFAS 157 in October 2008 and recognized no material adjustments to its assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). The Company adopted SFAS 159 in October 2008 and did not elect the fair value option.  It continues to record the unrealized market gain (loss) as “Other comprehensive income” on its Consolidated Balance Sheets.

11 of 17

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continues to operate as two different businesses:  (1)  The “traditional business”, being the business of newspaper and magazine publishing and related services that the Company had before 1999 when it purchased Sustain, and (2) the Sustain software business, which supplies case management software systems and related products to courts and other justice agencies, including district attorney offices and administrative law organizations.

During the six months ended March 31, 2009, consolidated pretax income increased by $800,000 (17%) to $5,598,000 from $4,798,000 in the six months ended March 31, 2008. The Company’s traditional business segment pretax profit increased by $691,000 (14%) to $5,581,000 from $4,890,000 primarily because of an increase in trustee foreclosure sale notices, partially offset by a decrease in commercial advertising revenues.  Sustain’s business segment pretax income increased $109,000 (118%) to $17,000 from a loss of  $92,000, primarily because of increased consulting revenues.

	Reportable Segments		Total Results
	Traditional Business	Sustain	for both Segments

Six months ended March 31, 2009
Revenues	$17,013,000	$2,450,000	$19,463,000
Pretax income	5,581,000	17,000	5,598,000
Income tax expense	(2,150,000)	(5,000)	(2,155,000)
Net income	3,431,000	12,000	3,443,000

Six months ended March 31, 2008
Revenues	$16,729,000	$2,195,000	$18,924,000
Pretax income (loss)	4,890,000	(92,000)	4,798,000
Income tax benefit (expense)	(1,905,000)	35,000	(1,870,000)
Net income (loss)	2,985,000	(57,000)	2,928,000

Consolidated revenues were $19,436,000 and $18,924,000 for the six months ended March 31, 2009 and 2008, respectively.  This increase of $512,000 (3%) was primarily from an increase in public notice advertising revenues of $1,612,000. The Company continued to benefit from the large number of foreclosure sales in California and Arizona, for which public notice advertising is required by law.  The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 51% of the Company's total revenues.  Display advertising revenues decreased by $380,000 (16%). Classified advertising revenues decreased by $984,000 (46%) primarily due to a downturn in the employment advertising marketplace.  (Consolidated revenues were $9,652,000 and $9,938,000 for the three months ended March 31, 2009 and 2008, respectively.)

Total circulation revenues decreased by $362,000 (8%).  The Daily Journals accounted for about 79% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 14% of the total circulation revenues, with the other newspapers and services accounting for the balance.  Advertising service fees and other increased by $398,000 (26%) due primarily to increased fees generated by the placement of more trustee foreclosure sale notices in publications not owned by the Company.  Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.  Sustain’s information system and service revenues increased by $255,000 (12%) primarily because of increases in consulting revenues. The Company’s revenues derived from Sustain’s operations constituted about 13% and 12% of the Company’s total revenues for the six months ended March 31, 2009 and 2008, respectively.

12 of 17

Index

Costs and expenses decreased by $324,000 (2%) to $14,196,000 from $14,520,000.  Total personnel costs decreased by $421,000 (5%) to $8,353,000 primarily due to savings from departmental reorganizations, partially offset by an annual salary adjustment.  Postage and delivery expenses decreased by $91,000 (11%) mainly because there were fewer subscribers.  Other general and administrative expenses increased by $85,000 (5%) primarily due to increased accounting and legal fees.  (Costs and expenses were $7,084,000 and $7,493,000 for the three months ended March 31, 2009 and 2008, respectively.)

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2009.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain’s internal development costs, which are primarily incremental costs for both employees and outside contractors, aggregated $1,061,000 and $878,000 for the six months ended March 31, 2009 and 2008, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.  To date, three courts have contracted to install the new Web-based version of Sustain’s software.

Whether the large increase in traditional business segment pretax profit will be sustained throughout fiscal 2009 is very much dependant on the number of California and Arizona foreclosure sales and the offsetting effect of a continuing decline in display and classified advertising.  At some point, the number of foreclosure sales undoubtedly will slow, and because fewer advertisements will then be required, so will the Company’s traditional business segment earnings.  Whether Sustain generates a profit or loss in fiscal 2009 likely will be determined based on its consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers.

Consolidated net income was $3,443,000 and $2,928,000 for the six months ended March 31, 2009 and 2008, respectively.  On a pretax profit of $5,598,000 and $4,798,000 for the six months ended March 31, 2009 and 2008, the Company recorded a tax provision of $2,155,000 and $1,870,000, respectively.  The Internal Revenue Service has been examining the tax returns for years 2002 to 2006 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. As of March 31, 2009, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.  The Company is continuing to contest the issue, and the ultimate resolution of this dispute cannot be ascertained at this time.   Net income per share increased to $2.42 from $2.02.

Liquidity and Capital Resources

During the six months ended March 31, 2009, the Company's cash and cash equivalents, U.S. Treasury Note and Bill and marketable security positions increased by $11,842,000, including an unrealized gain on the investments of $9,302,000.  Cash and cash equivalents and U.S. Treasury Notes and Bills were used primarily for the purchase of marketable securities of $15,501,000, capital assets of $124,000 (mostly computer software and office equipment) and the Company’s common shares for an aggregate amount of $1,590,000. All the marketable securities are common stocks, and almost all of the unrealized appreciation was in common stocks.  The cash provided by operating activities of $4,483,000 included a net decrease in deferred subscription and other revenues of $471,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $1,725,000 during the six months ended March 31, 2009 as compared to the prior period primarily due to the decreases in accounts receivable of $1,797,000.

13 of 17

Index

As of March 31, 2009, the Company had working capital of $28,372,000, including the liability for deferred subscription and other revenues of $5,376,000 which are scheduled to be earned within one year and the deferred tax liability of $3,582,000 for the unrealized gain on the investments.  The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital.

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

14 of 17

Index

Item 4T.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended March 31, 2009.

15 of 17

Index

PART II

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/09-1/31/09	-	-	(a)	Not applicable
2/1/09-2/28/09	500	$34.45	(a)	Not applicable
3/1/09-3/31/09	677	$34.40	(a)	Not applicable
Total	1,177	$34.42	(a)	Not applicable

(a) The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Management Incentive Plan, and therefore the Company’s per share earnings have not been diluted by grants of “units” under the Management Incentive Plan.  Each unit entitles the recipient to a designated share of the pre-tax earnings of the Company on a consolidated basis, or a designated share of the pre-tax earnings attributable to only Sustain or the Company's traditional business, depending on the recipient’s responsibilities.  All shares purchased were made in open-market transactions. The Company’s stock repurchase program remains in effect, and the Company plans to repurchase shares from time to time as it deems appropriate (including, if necessary, to prevent any additional dilution that may be caused by the Management Incentive Plan).

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting was held on February 4, 2009.  The matters submitted to a vote of security holders were the election of directors, the ratification of the appointment of Ernst & Young LLP as independent accountants for the Company for the current fiscal year and the ratification of the Company’s Management Incentive Plan as modified.

Each of the nominees to the board of directors was elected.  The following votes were received as to the election of the board of directors:

	Votes
		Withheld	Broker
Nominee's Name	For	Authority	Non-Votes

Charles T. Munger	1,245,780	4,520	0
J. P. Guerin	1,249,080	1,220	0
Gerald L. Salzman	1,246,123	4,177	0
Peter D. Kaufman	1,247,691	2,609	0
George C. Good	1,247,691	2,609	0

Ernst & Young LLP was ratified as the Company’s independent accountants with 1,247,845 votes in favor, 3,212 votes against, 1,315 abstentions and no broker non-votes.  The ratification of the Company’s Management Incentive Plan was also approved with 1,236,690 votes in favor, 9,812 votes against, 5,870 abstentions and no broker non-votes.

16 of 17

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

DATE:  May 8, 2009

17 of 17