Form 10-Q
period 2009-06-30
DAILY JOURNAL CORP
filed 2009-08-12
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

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

Large Accelerated Filer: ☐	Accelerated Filer: ☐
Non-accelerated Filer: ☐	Smaller Reporting Company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes: ☐       No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, par value $ .01 per share	1,447,028 shares

1 of 17

DAILY JOURNAL CORPORATION

2 of 17

Index

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30	September 30
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,014,000	$994,000
U.S. Treasury Notes and Bills	3,307,000	20,726,000
Marketable securities, $41,126,000 in common stocks and $5,147,000 in bonds	46,273,000	---
Accounts receivable, less allowance for doubtful accounts of $300,000 at June 30, 2009 and September 30, 2008	10,967,000	9,434,000
Inventories	25,000	26,000
Prepaid expenses and other assets	242,000	194,000
Deferred income taxes	---	779,000
Total current assets	63,828,000	32,153,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,952,000	12,938,000
Furniture, office equipment and computer software	3,658,000	3,718,000
Machinery and equipment	2,109,000	2,041,000
	18,719,000	18,697,000
Less accumulated depreciation	(8,373,000)	(7,989,000)
	10,346,000	10,708,000
U.S. Treasury Notes	---	1,663,000
Deferred income taxes	1,839,000	1,573,000
	$76,013,000	$46,097,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,879,000	$2,828,000
Accrued liabilities	3,656,000	3,668,000
Income taxes	1,112,000	1,051,000
Deferred income taxes	9,159,000	---
Deferred subscription and other revenues	5,228,000	5,847,000
Total current liabilities	23,034,000	13,394,000

Long term liabilities
Accrued liabilities	3,850,000	3,200,000
Total long term liabilities	3,850,000	3,200,000
Commitments and contingencies (Notes 8 and 9)	---	---
Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized;1,447,028 and 1,500,299 shares, at June 30, 2009 and September 30, 2008, respectively, outstanding	14,000	15,000
Additional paid-in capital	1,839,000	1,907,000
Retained earnings	32,254,000	28,382,000
Accumulated other comprehensive income	15,928,000	105,000
Less 47,445 treasury shares, at cost	(906,000)	(906,000)
Total shareholders' equity	49,129,000	29,503,000
	$76,013,000	$46,097,000

See accompanying Notes to Consolidated Financial Statements.

3 of 17

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30
	2009	2008
Revenues
Advertising	$6,483,000	$6,593,000
Circulation	1,932,000	2,133,000
Advertising service fees and other	1,120,000	1,145,000
Information systems and services	1,317,000	1,283,000
	10,852,000	11,154,000

Costs and expenses
Salaries and employee benefits	4,357,000	4,611,000
Newsprint and printing expenses	494,000	619,000
Other outside services	909,000	912,000
Postage and delivery expenses	406,000	458,000
Depreciation and amortization	163,000	234,000
Other general and administrative expenses	931,000	993,000
	7,260,000	7,827,000
Income from operations	3,592,000	3,327,000
Other income and (expense)
Dividends and interest income	188,000	184,000
Gain on sales of investments	15,000	---
Interest expense	(10,000)	(10,000)
Income before taxes	3,785,000	3,501,000
Provision for income taxes	1,455,000	1,280,000
Net income	$2,330,000	$2,221,000

Weighted average number of common shares outstanding - basic and diluted	1,403,894	1,452,854
Basic and diluted net income per share	$1.66	$1.53

See accompanying Notes to Consolidated Financial Statements.

4 of 17

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended June 30
	2009	2008
Revenues
Advertising	$17,565,000	$17,427,000
Circulation	5,936,000	6,499,000
Advertising service fees and other	3,047,000	2,674,000
Information systems and services	3,767,000	3,478,000
	30,315,000	30,078,000

Costs and expenses
Salaries and employee benefits	12,710,000	13,385,000
Newsprint and printing expenses	1,462,000	1,621,000
Other outside services	2,807,000	2,595,000
Postage and delivery expenses	1,166,000	1,309,000
Depreciation and amortization	543,000	692,000
Other general and administrative expenses	2,768,000	2,745,000
	21,456,000	22,347,000
Income from operations	8,859,000	7,731,000
Other income and (expense)
Dividends and interest income	463,000	687,000
Gain on sales of investments	91,000	---
Interest expense	(30,000)	(119,000)
Income before taxes	9,383,000	8,299,000
Provision for income taxes	3,610,000	3,150,000
Net income	$5,773,000	$5,149,000

Weighted average number of common shares outstanding - basic and diluted	1,414,807	1,452,854
Basic and diluted net income per share	$4.08	$3.54

See accompanying Notes to Consolidated Financial Statements.

5 of 17

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months
	ended June 30
	2009	2008
Cash flows from operating activities
Net income	$5,773,000	$5,149,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	543,000	692,000
Deferred income taxes	(235,000)	(321,000
Premium amortized (discount earned) on U.S. Treasury Notes and Bills	63,000	(28,000
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(1,533,000)	(2,898,000)
Inventories	1,000	(16,000)
Prepaid expenses and other assets	(48,000)	(23,000)
Increase (decrease) in current liabilities
Accounts payable	1,051,000	1,194,000
Accrued liabilities	638,000	899,000
Income taxes	61,000	382,000
Deferred subscription and other revenues	(619,000)	(823,000)
Cash provided by operating activities	5,695,000	4,207,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Notes and Bills	21,104,000	11,119,000
Purchases of U.S. Treasury Notes and Bills	(2,203,000)	(9,558,000)
Purchases of marketable securities	(20,424,000	---
Purchases of property, plant and equipment, net	(182,000)	(341,000)
Net cash (used in) provided by investing activities	(1,705,000)	1,220,000

Cash flows from financing activities
Payment of loan principals	---	(4,012,000)
Purchase of common stock	(1,970,000)	---
Cash used in financing activities	(1,970,000)	(4,012,000)
Increase in cash and cash equivalents	2,020,000	1,415,000

Cash and cash equivalents
Beginning of period	994,000	1,069,000
End of period	$3,014,000	$2,484,000
Interest paid during period	$6,000	$77,000

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

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of June 30, 2009, and of its results of operations for the three- and nine-month periods ended June 30, 2009 and 2008 and its cash flows for the nine months ended June 30, 2009 and 2008. The results of operations for the nine months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

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

The Company has completed an evaluation of all subsequent events through August 12, 2009, which is the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.

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

7 of 17

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

Note 5 - Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which was effective for fiscal years beginning after December 15, 2006. This Interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted this Interpretation on October 1, 2007 and recognized no material adjustment to the liability for unrecognized tax benefits.  The Internal Revenue Service has been examining the Company’s tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.  As of June 30, 2009, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.  Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of June 30, 2009, the Company had accrued $204,000, including an additional $24,000 during this nine-month period. The Company has not accrued the penalties related to any potential assessment.

Note 6 -  Investments in U.S. Treasury Notes and Bills and Marketable Securities

Investments in U.S. Treasury Notes and Bills and marketable securities categorized as “available-for-sale” are stated at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income.  Consequently, as of June 30, 2009 and September 30 2008, an unrealized gain of $15,928,000 and $105,000, respectively, net of taxes, had been recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets.  The Company uses quoted prices in active markets to measure the fair value of its investments on a recurring basis pursuant to SFAS 157.

	June 30, 2009			September 30, 2008
	(Unaudited)
	Amortized cost basis	Aggregate fair value	Pretax unrealized gains	Amortized cost basis	Aggregate fair value	Pretax unrealized gains
U.S. Treasury Notes and Bills	$3,258,000	$3,307,000	$49,000	$22,221,000	$22,389,000	$168,000
Marketable securities
Common stocks	15,501,000	41,126,000	25,625,000	---	---	---
Bonds	4,923,000	5,147,000	224,000	---	---	---
Total	$23,682,000	$49,580,000	$25,898,000	$22,221,000	$22,389,000	$168,000

At June 30, 2009, the U.S. Treasury Notes have maturity dates of less than one year and the bonds have maturity dates in 2039.   The bonds are classified as “Current assets” because they are available for sale.

8 of 17

Index

Note 7 - Comprehensive Income

Comprehensive income, which includes net income plus net unrealized gains (losses) on U.S. Treasury Notes and Bills and marketable securities, net of related taxes of $9,907,000 and $50,000, was $21,596,000 and $5,229,000 for the nine-month periods ended June 30, 2009 and 2008, respectively.

Note 8 - Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2012.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable nine-month periods ended June 30, 2009 and 2008 were $457,000 and $443,000, respectively.

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

9 of 17

Index

Note 10 - Operating Segments

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Sustain	Total Results for both Segments

Nine months ended June 30, 2009
Revenues	$26,548,000	$3,767,000	$30,315,000
Pretax income	9,351,000	32,000	9,383,000
Total assets	74,301,000	1,712,000	76,013,000
Capital expenditures	162,000	20,000	182,000
Depreciation and amortization	502,000	41,000	543,000
Income tax expense	(3,600,000)	(10,000)	(3,610,000)
Net income	5,751,000	22,000	5,773,000

Nine months ended June 30, 2008
Revenues	$26,600,000	$3,478,000	$30,078,000
Pretax income (loss)	8,324,000	(25,000)	8,299,000
Total assets	41,401,000	1,390,000	42,791,000
Capital expenditures	330,000	11,000	341,000
Depreciation and amortization	650,000	42,000	692,000
Income tax provision (expense)	(3,160,000)	10,000	(3,150,000)
Net income (loss)	5,164,000	(15,000)	5,149,000

Three months ended June 30, 2009
Revenues	$9,535,000	$1,317,000	$10,852,000
Pretax income	3,770,000	15,000	3,785,000
Total assets	74,301,000	1,712,000	76,013,000
Capital expenditures	58,000	---	58,000
Depreciation and amortization	150,000	13,000	163,000
Income tax expense	(1,450,000)	(5,000)	(1,455,000)
Net income	2,320,000	10,000	2,330,000

Three months ended June 30, 2008
Revenues	$9,871,000	$1,283,000	$11,154,000
Pretax income	3,434,000	67,000	3,501,000
Total assets	41,401,000	1,390,000	42,791,000
Capital expenditures	90,000	---	90,000
Depreciation and amortization	221,000	13,000	234,000
Income tax expense	(1,255,000)	(25,000)	(1,280,000)
Net income	2,179,000	42,000	2,221,000

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

On June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  Other than the required disclosures (see Note 6 - Investments in U.S. Treasury Notes and Bills and Marketable Securities), there was no impact on the consolidated financial statements.

On June 30, 2009, the Company adopted FAS 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This pronouncement does not have a material impact on the consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, which establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has evaluated this new statement and determined that it will not have a significant impact on the determination or reporting of its financial results.

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

During the nine months ended June 30, 2009, consolidated pretax income increased by $1,084,000 (13%) to $9,383,000 from $8,299,000 in the nine months ended June 30, 2008. The Company’s traditional business segment pretax profit increased by $1,027,000 (12%) to $9,351,000 from $8,324,000 primarily because of an increase in trustee foreclosure sale notices and a decrease in personnel costs.  Sustain’s business segment pretax income increased $57,000 to $32,000 from a loss of  $25,000, primarily because of increased consulting revenues.

	Reportable Segments
	Traditional Business	Sustain	Total Results for both Segments

Nine months ended June 30, 2009
Revenues	$26,548,000	$3,767,000	$30,315,000
Pretax income	9,351,000	32,000	9,383,000
Income tax expense	(3,600,000)	(10,000)	(3,610,000)
Net income	5,751,000	22,000	5,773,000

Nine months ended June 30, 2008
Revenues	$26,600,000	$3,478,000	$30,078,000
Pretax income (loss)	8,324,000	(25,000)	8,299,000
Income tax benefit (expense)	(3,160,000)	10,000	(3,150,000)
Net income (loss)	5,164,000	(15,000)	5,149,000

Consolidated revenues were $30,315,000 and $30,078,000 for the nine months ended June 30, 2009 and 2008, respectively.  This increase of $237,000 (1%) was primarily from an increase in public notice advertising revenues of $2,224,000, which more than offset a decrease of $791,000 (22%) in display advertising revenues and a $1,295,000 (43%) decrease in classified advertising revenues.  The Company continued to benefit from the large number of foreclosure sales in California and Arizona, for which public notice advertising is required by law.  The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 53% of the Company's total revenues. (Consolidated revenues were $10,852,000 and $11,154,000 for the three months ended June 30, 2009 and 2008, respectively.)

Total circulation revenues decreased by $563,000 (9%).  The Daily Journals accounted for about 79% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 14% of the total circulation revenues, with the other newspapers and services accounting for the balance.  Advertising service fees and other increased by $373,000 (14%) due primarily to increased fees generated by the placement of more trustee foreclosure sale notices in publications not owned by the Company.  Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.  Sustain’s information system and service revenues increased by $289,000 (8%) primarily because of increases in consulting revenues. The Company’s revenues derived from Sustain’s operations constituted about 12% of the Company’s total revenues for both the nine months ended June 30, 2009 and 2008.

12 of 17

Index

Costs and expenses decreased by $891,000 (4%) to $21,456,000 from $22,347,000.  Total personnel costs decreased by $675,000 (5%) to $12,710,000 primarily due to savings from departmental reorganizations, partially offset by an annual salary adjustment.  Newsprint and printing expenses decreased by $159,000 (10%) primarily resulting from fewer subscribers and paper price decreases.  Postage and delivery expenses decreased by $143,000 (11%) mainly because there were fewer subscribers.    (Costs and expenses were $7,260,000 and $7,827,000 for the three months ended June 30, 2009 and 2008, respectively.)

The Company’s expenditures for the development of new Sustain software products are highly significant and will materially impact overall results at least through fiscal 2009.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain’s internal development costs, which are primarily incremental costs for both employees and outside contractors, aggregated $1,652,000 and $1,333,000 for the nine months ended June 30, 2009 and 2008, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.  To date, three courts have contracted to install the new Web-based version of Sustain’s software.

Whether the increase in traditional business segment pretax profit will be sustained throughout the remainder of fiscal 2009 is very much dependant on the number of California and Arizona foreclosure sales and the offsetting effect of a continuing decline in display and classified advertising.  At some point, the number of foreclosure sales undoubtedly will slow, and because fewer advertisements will then be required, so will the Company’s traditional business segment earnings.  Whether Sustain generates a profit or loss in fiscal 2009 likely will be determined based on its consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers.

Consolidated net income was $5,773,000 and $5,149,000 for the nine months ended June 30, 2009 and 2008, respectively.  On a pretax profit of $9,383,000 and $8,299,000 for the nine months ended June 30, 2009 and 2008, the Company recorded a tax provision of $3,610,000 and $3,150,000, respectively.  The Internal Revenue Service has been examining the tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. As of June 30, 2009, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.   Net income per share increased to $4.08 from $3.54.

Liquidity and Capital Resources

During the nine months ended June 30, 2009, the Company's cash and cash equivalents, U.S. Treasury Note and Bill and marketable security positions increased by $29,211,000, including an unrealized gain on the investments of $25,898,000.  Cash and cash equivalents and U.S. Treasury Notes and Bills were used primarily for the purchase of marketable securities of $20,424,000, capital assets of $182,000 (mostly computer software and office equipment) and the Company’s common shares for an aggregate amount of $1,970,000.  All the marketable securities are common stocks and bonds, and almost all of the unrealized appreciation was in the common stocks.  The cash provided by operating activities of $5,695,000 included a net decrease in deferred subscription and other revenues of $619,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $1,488,000 during the nine months ended June 30, 2009 as compared to the prior period primarily due to the decreases in accounts receivable of $1,365,000.

13 of 17

Index

As of June 30, 2009, the Company had working capital of $40,794,000, including the liability for deferred subscription and other revenues of $5,228,000 which are scheduled to be earned within one year and the deferred tax liability of $9,970,000 for the unrealized gain on the investments.  The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital.

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

14 of 17

Index

Item 4T.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended June 30, 2009.

15 of 17

Index

PART II

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/09-4/30/09	-	-	-	Not applicable
5/1/09-5/31/09	8,978	$42.24	(a)	Not applicable
6/1/09-6/30/09	-	-	-	Not applicable
Total	8,978	$42.24	(a)	Not applicable

(a) The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Management Incentive Plan, and therefore the Company’s per share earnings have not been diluted by grants of “units” under the Management Incentive Plan.  Each unit entitles the recipient to a designated share of the pre-tax earnings of the Company on a consolidated basis, or a designated share of the pre-tax earnings attributable to only Sustain or the Company's traditional business, depending on the recipient’s responsibilities.  All shares purchased were made in open-market transactions. The Company’s stock repurchase program remains in effect, and the Company plans to repurchase shares from time to time as it deems appropriate (including, if necessary, to prevent any dilution that may be caused by the Management Incentive Plan).

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

DATE:  August 12, 2009

17 of 17