Form 10-K
period 2009-09-30
DAILY JOURNAL CORP
filed 2009-12-15
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of the last business day of Daily Journal Corporation’s most recently completed second fiscal quarter, the aggregate market value of Daily Journal Corporation’s voting stock held by non-affiliates was approximately $20,465,000.

As of December 11, 2009 there were outstanding 1,447,028 shares of Common Stock of Daily Journal Corporation.

Documents incorporated by reference: Portions of the Proxy Statement for the Annual Meeting of shareholders to be held during February 2010 are incorporated by reference into Part III.

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

PART I

Item 1. Business

The Company publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer and NextGen magazines, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary, supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona and Colorado. Financial information of the Company and Sustain is set forth in Item 8 (“Financial Statements and Supplementary Data”).

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

The Daily Journals contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2009, the Los Angeles Daily Journal had approximately 6,950 paid subscribers and the San Francisco Daily Journal had approximately 3,200 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 11,500 at September 30, 2008. There is also a digital version of The Daily Journals distributed electronically by an outside provider to about 120 paid subscribers. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 63% to subscriptions and 37% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 24% of the Company’s total revenues during fiscal 2009 and 30% during fiscal 2008.

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

It is the policy of The Daily Journals (1) to take no editorial position on the legal and political controversies of the day but instead to publish well-written editorial views of others on many sides of a controversy and (2) to try to report on factual events with technical competence and with objectivity and accuracy. It is believed that this policy suits a professional readership of exceptional intelligence and education, which is the target readership for the newspapers. Moreover, The Daily Journals believe that they bear a duty to their readership, particularly judges and justices, as a self-imposed public trust, regardless, within reason, of short-term income penalties. The Company believes that this policy of The Daily Journals is in the long-term interest of the Company’s shareholders.

The Company publishes the California Directory of Attorneys (the “Directory”), which is updated and published semi-annually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges, arbitrators and mediators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals. In addition, there are about 2,100 directories sold. The regular annual rate is $55.

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange and San Diego counties receive copies by hand delivery, and additional copies are distributed by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $693.

Much of the information contained in The Daily Journals is available to subscribers online at www.dailyjournal.com. There is an additional charge to use some parts of this online service.

Daily Commerce. Published since 1917, the Daily Commerce, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The nature of the news coverage enhances the effectiveness of public notice advertising in distributing information about foreclosures to potential buyers at foreclosures. The features of the paper include default listings and probate estate sales. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day. It had approximately 250 paid subscriptions at September 30, 2009. A subscription to the Daily Commerce is $264 per year, and it is primarily distributed by mail.

California Real Estate Journal. The California Real Estate Journal (the “Real Estate Journal”) is a weekly newspaper directed primarily to persons interested in the commercial real estate market, including real estate brokers, developers, bankers and real estate lawyers. The Real Estate Journal carries news and features such as the status of commercial projects, financial information and articles on brokers and transactions, including new financings and a weekly Distressed Income Property Report. It carries display and classified advertising. At September 30, 2009, the Real Estate Journal had a circulation of approximately 800 paid subscribers at an annual subscription rate of $124 and 1,700 requester and other subscribers. It is distributed by mail delivery. In addition, there is a digital version of the newspaper distributed to about 3,200 requester subscribers and an online news service.

Much of the information contained in California Real Estate Journal is available online at www.carealestatejournal.com.

The Daily Recorder. The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it. Among the regular features of The Daily Recorder are news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising. The Daily Recorder currently has approximately 500 paid subscribers and is distributed by mail. The current subscription rate is $298 per year.

The Inter-City Express. The Inter-City Express (the “Express”) has been published since 1909. It covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries both commercial and public notice advertising. It is published each business day and is mailed to its approximately 100 subscribers. The annual subscription rate is $150.

San Jose Post-Record. The San Jose Post-Record (the “Post-Record”) has been published since 1910. In addition to general news of local interest, the Post-Record, which is published three days a week, focuses on legal and real estate news and carries commercial and public notice advertising. A yearly subscription to the Post-Record is $125. It has approximately 100 subscribers, all of whom receive it by mail.

Sonoma County Herald-Recorder. The Sonoma County Herald-Recorder (the “Herald-Recorder”) has been in existence since 1899. The newspaper carries general news of local interest and is designed to be of special interest to members of the legal and real estate professions. Advertising in the newspaper consists of both public notice and commercial advertising. Its approximately 100 subscribers receive the newspaper each business day at a rate of $197 annually.

Orange County Reporter. The Orange County Reporter (“Orange Reporter”) has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Orange Reporter reports local and state legal, business and real estate news, and carries primarily public notice advertising. The Orange Reporter is mailed three days a week to approximately 200 paid and other subscribers. The annual subscription rate is $91.

San Diego Commerce. The San Diego Commerce is a thrice-weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves legal and real estate professionals in San Diego County. It has approximately 300 paid and other subscribers. The annual subscription rate is $66, covering distribution by mail.

Business Journal. The Business Journal publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It carries public notice advertising, and its approximately 300 paid and other subscribers receive it by mail each business day. The annual subscription rate is $55.

The Record Reporter (Arizona). The Record Reporter was acquired in 1995. In addition to general news of local interest, The Record Reporter, which is published three days a week, focuses on real estate news and public record information and carries primarily public notice advertising. It is mailed to approximately 100 paid and other subscribers. The annual subscription rate is $165 for most subscribers.

Magazines. Since 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the “State Bar”). The magazine was published by the Company in cooperation with the State Bar until 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is either mailed or provided in a digital version free to active members of the State Bar and also has approximately 300 paid subscribers. An annual subscription to California Lawyer is $95.

During 2009 the Company commenced publishing periodically NextGen, a legal technology magazine. It is mailed free to about 25,000 individuals in the legal profession. In addition, during 2009 the Company suspended publishing 8-K, a legal magazine for business executives.

Information Services. The specialized information services offered by the Company have grown out of its newspaper operations or have evolved in response to a desire for such services primarily from its newspaper subscribers.

The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 2,000 subscribers at September 30, 2009 paying $296 per year. Court Rules reproduces court rules for certain state and federal courts in California. The Court Rules appear in two versions, one of which covers Northern California courts (nine volumes) and one of which covers Southern California courts (eight volumes). The Company updates Court Rules on a monthly basis. In addition, the Company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties. Also, the Company publishes single-volume rules for the Federal District Court in the Central District of California and California Probate Rules. In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $60 to $94 per year, and volumes are normally updated or replaced whenever there are substantial rule changes. At September 30, 2009, the Company had approximately 2,800 subscribers for its Local Rules publications.

The Judicial Profiles services contain information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. The Judicial Profiles include biographical data and financial disclosure statements on judges and information supplied by each judge regarding the judge’s policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the ten-volume set for Southern California or the eight-volume set for Northern California. The approximately 700 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $376 for each or $515 for both per year.

The Company also provides computer online foreclosure information to about 180 customers. This service primarily provides distressed property information, some of which also appears in some of the Company’s newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information.

Special Online Information Services Supplementing Traditional Services. The Company, like most modern newspapers, supplements service to Daily Journal subscribers and advertisers with an Internet-based online information service. Some of this online service comes as part of a newspaper subscription or advertising placement, with no additional charges, and some can be obtained only when customers pay additional charges. So far, in this activity, incremental costs have exceeded supplemental incremental revenues. The Company believes its online service must offer attractive content, partly to defend existing profits through continuous product improvement, and partly in the hope of eventually obtaining profits from services not traditionally rendered by newspapers.

Advertising and Newspaper Representative. The Company’s publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 14% of the Company’s total revenues in fiscal 2009 and 21% in fiscal 2008. Classified advertising declined in fiscal 2009 primarily due to the continued downturn in the employment advertising marketplace.

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

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 54% of the Company’s total revenues in fiscal 2009 and 47% in fiscal 2008. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising is placed and (iii) filing service fees generated when filing notices with government agencies.

Trustee sales legal advertising revenues alone represented about 36% of the Company’s total revenues in fiscal 2009 and 28% in fiscal 2008. These revenues were driven by the large number of foreclosure notices in California and Arizona, for which public notice advertising is required by law. Fiscal 2009 was another exceptional year, and the Company does not expect public notice advertising revenues to continue at the same pace over the long term. In addition, in many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company’s public notice advertising revenues.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, service fees for public record searches, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

Information Systems and Services. In 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and certain of its shareholders, and in 2008 Sustain became a wholly- owned subsidiary after additional purchases from certain of its shareholders. Sustain software products are licensed in eleven states and two countries, and many of its clients have more than a decade of experience with the Sustain product line. The Company’s revenues derived from Sustain’s operations constituted about 12% of the Company’s total revenues in fiscal 2009 and 2008. In fiscal 2009, approximately 54% of Sustain’s revenues came from consulting or installation projects, and approximately 46% came from license, maintenance and other service fees.

In recent years, a substantial majority of Sustain’s consulting revenues has come from projects for the California Administrative Office of the Courts. The level of services that Sustain is called upon to perform can fluctuate over time. In addition, the Administrative Office of the Courts generally can terminate its professional services agreement with Sustain on 30 days notice. Consequently, in the future, Sustain expects a reduction in the revenue generated by projects for the Administrative Office of the Courts, and this could have a materially adverse impact on Sustain’s business. In addition, budget constraints, especially during stressful economic times, could force governmental agencies to defer or forgo consulting services or even to stop paying their annual software maintenance fees.

As a technology based company, Sustain’s success depends on the continued development and improvement of its products. The Company’s expenditures in support of the Sustain software are significant and will continue to be necessary to maintain and grow Sustain’s business, as customers demand additional functionality and Internet-based products. Sustain’s internal development costs, which are primarily incremental labor costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2010. If the Company’s development programs are not successful, it will negatively affect the Company’s ability to maximize its existing investment in the Sustain software and to compete for new opportunities in the case management software business.

Printing. The Company’s main printing facilities are located in Los Angeles and currently are used primarily to print the Daily Journals and its supplements and some of the other publications. The Company installed computer-to-plate production equipment in Los Angeles in 2003 and digital copiers and other equipment for the printing of the Judicial Profiles, the Court Rules and items such as legal advertising and office forms, promotional flyers and other materials for its publications and for a few other customers in 2004. The California Lawyer and NextGen magazines, the Directory and some of the other publications are printed by outside contractors.

Materials and Postage

After personnel and software development costs, postage and paper costs are typically the Company’s next two largest expenses. Paper and postage accounted for approximately 6% of our publishing segment’s operating costs in fiscal 2009 and 8% in fiscal 2008. Paper prices may fluctuate substantially in the future, and periodic postal rate increases could significantly impact income from operations. Further, we may not be able to pass on such increases to our customers.

An adequate supply of newsprint and other paper is important to the Company’s operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. The price of paper has decreased moderately during fiscal 2009. We anticipate the paper price will rise in fiscal 2010.

We use the U.S. Postal Service for distribution of a majority of our newspapers and magazines. During the past several years, the Company has instituted changes in an attempt to mitigate higher postage costs. These changes have included contracting for hand delivery in selected sections of the San Francisco Bay area, San Diego, Orange County and Los Angeles, delivering pre-sorted newspapers to the post office on pallets, which facilitates delivery and improves service, and implementing a method of bundling newspapers which reduces the per piece charges. In addition, the Company has an ink jet labeler which eliminates paper labels and enables the Company to receive bar code discounts from the postal service on some of its newspapers.

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, the U.S. Postal Service increased rates and added new pallet/sack/tray fees. There were decreases in the Company’s postage costs during fiscal 2009 primarily due to fewer subscribers. However, we expect our postage costs to increase in fiscal 2010.

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

The Company’s court rules publications face competition in both the Southern California market as well as in Northern California from online court rules services and the Courts. Subscriptions to the multi-volume Court Rules and Local Rules volumes have continued decline during fiscal 2009. The Company’s Judicial Profile services have direct competition and also indirect competition, because some of the same information is available through other sources.

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

In an expanding economy, classified advertising and fictitious business name legal advertising normally increase while trustee sale legal notice advertising declines. The reverse is normally also true, as experienced in fiscal 2009 and 2008. Because the Company’s business is concentrated in California, our advertising revenues are particularly susceptible to trends affecting California and the Western United States.

Recently, Internet sites devoted to recruitment have become significant competitors of our newspapers and websites for classified advertising. In addition, there has been a steady consolidation of companies serving the legal market place, resulting in an ever-smaller group of companies placing display advertising. Consequently, retaining advertising revenues remains a challenge.

The Company competes with anywhere from one serious competitor to many competing newspapers for public notice advertising revenue in all of its markets. Large metropolitan general interest newspapers normally do not carry a significant amount of legal advertising, although recently they too have solicited certain types of public notice advertising. The Company estimates its market share of public notice advertising revenues ranges up to about 70% in the various areas where its adjudicated newspapers are published. CNSB, a commission-earning selling agent and a division of the Company, faces competition from a number of companies based in California, some of which specialize in placing certain types of notices.

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

Employees

The Company employs approximately 215 full-time employees and about 10 part-time employees, including about 15 employees at Sustain. Sustain also engages independent contractors for development and consulting projects. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

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

Working Capital

Traditionally, the Company has generated sufficient cash flow from operations to cover all its needs without significant borrowing except for two real estate loans which were paid off in 2008. To a very considerable extent, the Company benefits in this regard from the fact that both subscriptions and Sustain software maintenance and license fees are generally paid a year in advance. In 2009, the Company used approximately $20 million of its cash to purchase marketable securities, consisting of common stocks and bonds of other companies, in hopes of generating a better return than that offered by U.S. Treasury Notes and Bills. The market value of the securities purchased by the Company has increased significantly since they were purchased, providing the Company with even more working capital (although subject to the normal risks associated with owning stocks and bonds). Although the Company believes it has all of the cash that it needs for the foreseeable future, if the Company’s overall cash needs exceed cash flow from operations and its current working capital, the Company may attempt to secure additional financing which may or may not be available on acceptable terms.

The Company extends unsecured credit to most of its advertising customers. The Company maintains a reserve account for estimated losses resulting from the inability of these customers to make required payments, but if the financial conditions of these customers were to deteriorate or the Company’s judgments about their abilities to pay are incorrect, additional allowances might be required, and the Company’s cash flows and results of operations could be materially affected.

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

	High	Low
Fiscal 2009
Quarter ended December 31, 2008	$42.70	$31.01
Quarter ended March 31, 2009	40.97	34.23
Quarter ended June 30, 2009	53.95	34.88
Quarter ended September 30, 2009	57.98	45.81

Fiscal 2008
Quarter ended December 31, 2007	$47.99	$40.14
Quarter ended March 31, 2008	48.90	39.00
Quarter ended June 30, 2008	50.00	33.04
Quarter ended September 30, 2008	46.00	36.00

As of December 11, 2009, there were approximately 870 holders of record of the Company’s common stock, and the last trade was at $56 per share.

The Company did not declare or pay any dividends during fiscal 2009 or 2008. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities during fiscal 2009 that were not registered under the Securities Act of 1933.

From time to time, the Company has purchased shares, including treasury shares of its common stock and may continue to do so. See Note 2 to consolidated financial statements. The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Deferred Management Incentive Plan. The Company’s stock repurchase program remains in effect. During fiscal 2009, the Company purchased 72,108 shares of common and treasury stock at an average price per share of $39.07. The Company purchased 18,837 shares of treasury stock in the fourth quarter of fiscal 2009 at $45 per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to operate as two different businesses: (1) The “traditional business”, being the business of newspaper and magazine publishing and related services that the Company had before 1999 when it purchased Sustain, and (2) the Sustain software business, which supplies case management software systems and related products to courts and other justice agencies, including district administrative law organizations.

During fiscal 2009, consolidated pretax income increased by $1,360,000 (12%) to $12,948,000 from $11,588,000 in the prior year. The Company’s traditional business segment pretax profit increased by $1,399,000 (12%) to $12,931,000 from $11,532,000 primarily because of an increase in trustee foreclosure notices and a decrease in personnel costs. Sustain’s business segment pretax income decreased to $17,000 from $56,000.

	Reportable Segments		Total Results for both Segments
	Traditional Business	Sustain

Fiscal 2009
Revenues	$35,481,000	$4,943,000	$40,424,000
Pretax income	12,931,000	17,000	12,948,000
Income tax expense	(4,917,000)	(5,000)	(4,922,000)
Net income	8,014,000	12,000	8,026,000

Fiscal 2008
Revenues	$35,828,000	$4,777,000	$40,605,000
Pretax income	11,532,000	56,000	11,588,000
Income tax expense	(4,455,000)	(20,000)	(4,475,000)
Net income	7,077,000	36,000	7,113,000

Consolidated revenues were $40,424,000 and $40,605,000 for fiscal years 2009 and 2008, respectively. This decrease of $181,000 was primarily from decreases of $1,056,000 (23%) in display advertising revenues and $1,571,000 (42%) in classified advertising revenues, partially offset by the increase in public notice advertising revenues of $2,446,000. The Company continued to benefit from the large number of foreclosure notices in California and Arizona, for which public notice advertising is required by law. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 96% of the total public notice advertising revenues. Public notice advertising revenues and related advertising and other service fees constituted about 54% of the Company’s total revenues.

Total circulation revenues decreased by $707,000 (8%). The Daily Journals accounted for about 80% of the Company’s total circulation revenues. The court rule and judicial profile services generated about 14% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other increased by $545,000 (15%) due primarily to increased fees generated by the placement of more trustee foreclosure notices in publications not owned by the Company. Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies. Sustain’s information systems and services revenues increased by $166,000 (3%) primarily because of increases in consulting revenues. The Company’s revenues derived from Sustain’s operations constituted about 12% of the Company’s total revenues for both fiscal 2009 and 2008.

Costs and expenses decreased by $1,509,000 (5%) to $28,231,000 from $29,740,000. Total personnel costs decreased by $923,000 (5%) to $16,897,000 primarily due to savings from departmental reorganizations, partially offset by an annual salary adjustment. Newsprint and printing expenses decreased by $252,000 (12%) primarily resulting from fewer subscribers and paper price decreases. Postage and delivery expenses decreased by $178,000 (10%) mainly because there were fewer subscribers.

The Company’s expenditures for the development of new Sustain software products are significant and will materially impact overall results at least through fiscal 2010. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain’s internal development costs, which are primarily incremental labor costs for both employees and outside contractors, aggregated $2,341,000 and $1,827,000 for fiscal 2009 and 2008, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.

Whether the increase in traditional business segment pretax profit will be sustained throughout fiscal 2010 is very much dependant on the number of California and Arizona foreclosure notices and the offsetting effect of a continuing decline in display and classified advertising. At some point, the number of foreclosures undoubtedly will slow, and because fewer advertisements will then be required, so will the Company’s traditional business segment earnings. Whether Sustain generates a profit or loss in fiscal 2010 likely will be determined based on its consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers. Sustain’s consulting revenues are expected to decline substantially in fiscal 2010 because governments have reduced budgets.

Consolidated net income was $8,026,000 and $7,113,000 for fiscal 2009 and 2008, respectively. On a pretax profit of $12,948,000 and $11,588,000 for fiscal 2009 and 2008, the Company recorded a tax provision of $4,922,000 and $4,475,000, respectively. The Internal Revenue Service has been examining the tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. As of September 30, 2009, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized. The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time. Net income per share increased to $5.70 from $4.90.

Liquidity and Capital Resources

During fiscal 2009, the Company’s cash and cash equivalents, U.S. Treasury Notes and Bills and marketable security positions increased by $38,744,000, including an unrealized gain of $33,677,000. Cash and cash equivalents and U.S. Treasury Notes and Bills were used primarily for the purchase of marketable securities of $20,424,000, capital assets of $238,000 (mostly computer software and office equipment) and the Company’s common and treasury shares for an aggregate amount of $2,817,000. All the marketable securities are common stocks and bonds of other companies, and almost all of the unrealized appreciation was in the common stocks. The cash provided by operating activities of $8,359,000 included a net decrease in deferred subscription and other revenues of $507,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities increased by $1,797,000 during fiscal 2009 as compared to the prior year primarily due to the decreases in accounts receivable of $3,110,000, partially offset by the decreases in accounts payable and accrued liabilities of $1,526,000.

As of September 30, 2009, the Company had working capital of $47,535,000, including the liability for deferred subscription and other revenues of $5,340,000 which are scheduled to be earned within one year and the deferred tax liability of $12,965,000 for the unrealized gain described above. The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital.

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

Accounting Standards Codification (“ASC”) 985-20, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, provides that costs related to the research and development of a new software product are to be expensed as incurred until the technological feasibility of the product is established. Accordingly, costs related to the development of new Sustain software products are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized, subject to expected recoverability. In general, “technological feasibility” is achieved when the developer has established the necessary skills, hardware and technology to produce a product and a detailed program design has been (a) completed, (b) traced to the product specifications and (c) reviewed for high-risk development issues.

ASC 740, Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.

On October 1, 2007 the Company adopted FASB’s additional guidance related to ASC 740, Income Taxes, which was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company recognized no material adjustment to the liability for unrecognized tax benefits. See Note 3 Income Taxes for further discussion.

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

December 15, 2009

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,425,000	$994,000
U.S. Treasury Notes and Bills	6,627,000	20,726,000
Marketable securities, $47,917,000 in common stocks and $6,158,000 in bonds	54,075,000	—
Accounts receivable, less allowance for doubtful accounts of $300,000 at September 30, 2009 and 2008	10,221,000	9,434,000
Inventories	19,000	26,000
Prepaid expenses and other assets	238,000	194,000
Deferred income taxes	—	779,000

Total current assets	72,605,000	32,153,000

Property, plant and equipment, at cost

Land, buildings and improvements	12,858,000	12,938,000
Furniture, office equipment and computer software	3,238,000	3,718,000
Machinery and equipment	2,139,000	2,041,000

	18,235,000	18,697,000
Less accumulated depreciation	(8,086,000)	(7,989,000)

	10,149,000	10,708,000
U.S. Treasury Notes	—	1,663,000
Deferred income taxes	1,995,000	1,573,000

	$84,749,000	$46,097,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,213,000	$2,828,000
Accrued liabilities	3,548,000	3,668,000
Income taxes	857,000	1,051,000
Deferred income taxes	12,112,000	—
Deferred subscription and other revenues	5,340,000	5,847,000

Total current liabilities	25,070,000	13,394,000

Long term liabilities
Accrued liabilities	4,360,000	3,200,000

Total long term liabilities	4,360,000	3,200,000

Commitments and contingencies (Notes 4 and 5)	—	—

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,447,028 and 1,500,299 shares at September 30, 2009 and 2008, respectively, outstanding	14,000	15,000
Additional paid-in capital	1,839,000	1,907,000
Retained earnings	34,507,000	28,382,000
Accumulated other comprehensive income	20,712,000	105,000
Less 66,282 and 47,445 treasury shares, at September 30, 2009 and 2008, respectively, at cost	(1,753,000)	(906,000)

Total shareholders’ equity	55,319,000	29,503,000

	$84,749,000	$46,097,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	2009	2008
Revenues
Advertising	$23,586,000	$23,771,000
Circulation	7,831,000	8,538,000
Information systems and services	4,943,000	4,777,000
Advertising service fees and other	4,064,000	3,519,000

	40,424,000	40,605,000

Costs and expenses
Salaries and employee benefits	16,897,000	17,820,000
Newsprint and printing expenses	1,830,000	2,082,000
Outside services	3,775,000	3,511,000
Postage and delivery expenses	1,544,000	1,722,000
Depreciation and amortization	797,000	990,000
Other general and administrative expenses	3,388,000	3,615,000

	28,231,000	29,740,000

Income from operations	12,193,000	10,865,000
Other income and expenses
Dividends and interest income	704,000	852,000
Gains on sales of investments	91,000	—
Interest expense	(40,000)	(129,000)

Income before taxes	12,948,000	11,588,000
Provision for income taxes	(4,922,000)	(4,475,000)

Net income	$8,026,000	$7,113,000

Weighted average number of common shares outstanding – basic and diluted	1,408,699	1,452,854

Basic and diluted net income per share	$5.70	$4.90

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
	Share	Amount
Balance at September 30, 2007	1,500,299	$15,000	$1,907,000	$21,269,000	—	$(906,000)	$22,285,000
Net income	—	—	—	7,113,000	—	—	7,113,000	$7,113,000
Unrealized gain on investments	—	—	—	—	$105,000	—	105,000	105,000

Total comprehensive income	—	—	—	—	—	—	—	$7,218,000

Balance at September 30, 2008	1,500,299	15,000	1,907,000	28,382,000	105,000	(906,000)	29,503,000
Purchase of common stock	(53,271)	(1,000)	(68,000)	(1,901,000)	—	—	(1,970,000)
Purchase of treasury stock					—	(847,000)	(847,000)
Net income	—	—	—	8,026,000	—	—	8,026,000	$8,026,000
Unrealized gain on investments	—	—	—	—	20,607,000	—	20,607,000	20,607,000

Total comprehensive income	—	—	—	—	—	—	—	$28,633,000

Balance at September 30, 2009	1,447,028	$14,000	$1,839,000	$34,507,000	$20,712,000	$(1,753,000)	$55,319,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008
Cash flows from operating activities
Net income	$8,026,000	$7,113,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	797,000	990,000
Deferred income taxes	(433,000)	(622,000)
Premium amortized (discount earned) on U.S. Treasury Bills	69,000	19,000
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(787,000)	(3,897,000)
Inventories	7,000	(3,000)
Prepaid expenses and other assets	(44,000)	(7,000)
Increase (decrease) in current liabilities
Accounts payable	385,000	1,203,000
Accrued liabilities	1,040,000	1,748,000
Income tax payable	(194,000)	389,000
Deferred subscription and other revenues	(507,000)	(371,000)

Cash provided by operating activities	8,359,000	6,562,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Notes and Bills	22,754,000	18,268,000
Purchases of U.S. Treasury Notes and Bills	(7,203,000)	(20,516,000)
Purchases of marketable securities	(20,424,000)	—
Purchases of property, plant and equipment, net	(238,000)	(377,000)

Cash used for investing activities	(5,111,000)	(2,625,000)

Cash flows from financing activities
Payment of loan principal	—	(4,012,000)
Purchase of common and treasury stock	(2,817,000)	—

Cash used for financing activities	(2,817,000)	(4,012,000)

Increase (decrease) in cash and cash equivalents	431,000	(75,000)

Cash and cash equivalents
Beginning of year	994,000	1,069,000

End of year	$1,425,000	$994,000

Interest paid during year	$6,000	$96,000

Income taxes paid during year	$5,593,000	$3,409,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND OPERATIONS

Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer and NextGen magazines, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”) is a wholly-owned subsidiary. Sustain supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona and Colorado.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of the Daily Journal Corporation and its wholly-owned subsidiary, Sustain. All intercompany accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risk: We extend unsecured credit to most of our advertising customers. We recognize that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Credit exposure also includes the amount of estimated unbilled sales. Credit limits, setting and maintaining credit standards, and managing the overall quality of the credit portfolio is largely centralized. The level of credit is influenced by the customer’s credit and payment history which we monitor when establishing a reserve.

We maintain the reserve account for estimated losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate or our judgments about their abilities to pay are incorrect, additional allowances might be required and our results of operations could be materially affected.

Cash equivalents: The Company considers all highly liquid investments, including U.S. Treasury Bills with a maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in U.S. Treasury Notes and Bills and marketable securities, all categorized as “available-for-sale” and stated at fair market value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The Company determines fair market value using quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy). At September 30, 2009, the aggregate fair market value of the Company’s

U.S. Treasury Notes and Bills and marketable securities was $60,702,000. These investments had about $33,677,000 of unrealized gains. The U.S. Treasury Notes have maturity dates of less than one year, and the bonds have a maturity date in 2039. The bonds are classified as “Current assets” because they are available for sale. At September 30, 2008, the Company had U.S. Treasury Notes and Bills at fair market value of about $20,726,000 maturing within one year and U.S. Treasury Notes at fair market value of $1,663,000 maturing after one year but less than five years, including about $168,000 of unrealized gains. The aggregate fair market value of these U.S. Treasury Notes and Bills was $22,389,000.

Investment of Financial Instruments

	September 30, 2009			September 30, 2008
	Amortized cost basis	Aggregate fair value	Pretax unrealized gains	Amortized cost basis	Aggregate fair value	Pretax unrealized gains
U.S. Treasury Notes and Bills	$6,601,000	$6,627,000	$26,000	$22,221,000	$22,389,000	$168,000

Marketable securities
Common stocks	15,501,000	47,917,000	32,416,000	—	—	—
Bonds	4,923,000	6,158,000	1,235,000	—	—	—

Total	$27,025,000	$60,702,000	$33,677,000	$22,221,000	$22,389,000	$168,000

Comprehensive Income: Comprehensive income, which includes net income plus net unrealized gains on U.S. Treasury Notes and Bills and marketable securities of $20,607,000 and $105,000, net of related taxes, was $28,633,000 and $7,218,000 for fiscal 2009 and 2008, respectively.

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

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2009, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Sustain Software: The Company is continuing its internal Sustain software development efforts. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. In general, “technological feasibility” is achieved when the developer has established the necessary skills, hardware and technology to produce a product and a detailed program design has been (a) completed, (b) traced to the product specifications and (c) reviewed for high-risk development issues. If these developments are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain software development costs ($2,341,000 and $1,827,000 during fiscal 2009 and 2008, respectively), which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2010.

Revenue Recognition: Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription or lease term. Advertising revenues are recognized when advertisements are published and are net of commissions.

The Company recognizes revenues from both the lease and sale of software products. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are recognized normally upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized upon acceptance by the customers or as performed (using a percentage-of-completion method).

Management Incentive Plan: In fiscal 1987 the Company implemented a Management Incentive Plan that entitles an employee to participate in pre-tax earnings of the Company. In 2003 the Company modified the Plan to provide employees with three different types of non-negotiable incentive certificates based on the nature of the particular participants’ responsibilities. Each certificate entitles the participant to a specified share of the applicable pre-tax earnings in the year of grant and to receive the same percentage of pre-tax earnings in each of the next nine years provided they remain employed or are in retirement following employment to age 65. If a participant dies while any of his or her certificates remain outstanding, future payments under those certificates will be made to the deceased participant’s beneficiaries. Participant interests entitled employees to receive 3.74% and 3.88% (amounting to $617,625 and $587,300, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation and supplemental compensation expenses, 2.96% and 3.13% (amounting to $0 for both years) for Sustain and 8.2% and 8.2% (amounting to $1,324,600 and $1,213,600, respectively) for Daily Journal consolidated in fiscal 2009 and 2008. One major participant in the Plan is over 65, but not retired, and the Company has accrued $4,360,000 for the Plan’s future commitment, which includes an increase in fiscal 2009 of $1,160,000.

Treasury stock and net income per common share: As of September 30, 2009 and 2008, the Company owned 66,282 and 47,445, respectively, of the 599,409 units of a limited partnership that has no known liabilities and owns as its sole asset 599,409 shares of common stock of Daily Journal Corporation. This investment, at a total cost of $1,753,000 and $906,000 at September 30,

2009 and 2008, respectively, was considered treasury stock and was excluded from the calculation of weighted average shares. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,408,699 for 2009 and 1,452,854 for 2008. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

Accounting Standards Adopted in 2009: In October 2008 the Company adopted all provisions of ASC 820, Fair Value Measurement and Disclosures, (“ASC 820”), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. As a result the Company recognized no material adjustments to its assets and liabilities.

In October 2008 the Company adopted ASC 825, Financial Instruments, but elected not to use the fair value option which allows reporting entities to recognize changes in fair value of financial instruments in earnings. It continues to record the unrealized market gain (loss) as “Other comprehensive income” on its Consolidated Balance Sheets.

On June 30, 2009, the Company adopted ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement does not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued new standards which establish the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP and only affects how specific references to GAAP literature are disclosed in the notes to the Company’s consolidated financial statements beginning September 30, 2009.

3. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2009	2008
Current:
Federal	$4,209,000	$4,055,000
State	1,146,000	979,000

	5,355,000	5,034,000

Deferred:
Federal	(365,000)	(493,000)
State	(68,000)	(66,000)

	(433,000)	(559,000)

	$4,922,000	$4,475,000

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2009	2008

Statutory federal income tax rate	34.2%	34.2%
State franchise taxes (net of federal tax benefit)	5.8	5.8
Other, primarily tax credits and manufacturer’s deduction	(2.0)	(1.4)

Effective tax rate	38.0%	38.6%

The Company’s deferred income tax assets (liabilities) were comprised of the following at September 30:

	2009	2008
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$1,974,000	$1,512,000
Bad debt reserves not yet deductible	120,000	120,000
Depreciation and amortization	389,000	452,000
Other	365,000	331,000

Total deferred tax assets	2,848,000	2,415,000

Deferred tax liabilities attributable to:
Unrealized gains on investments	(12,965,000)	(63,000)

Net deferred income taxes	$(10,117,000)	$2,352,000

The Internal Revenue Service has been examining the Company’s tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time. At September 30, 2009 and 2008, the Company had a reserve of approximately $700,000 primarily pertaining to these claimed research and development tax credits. If these benefits are recognized, there would be an impact on the effective tax rate in the period of recognition. Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of September 30, 2009, the Company had accrued $214,000, including an additional $34,000 during fiscal 2009. The Company has not accrued the penalties related to any potential assessment. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002.

4. COMMITMENTS

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2012. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for the fiscal years 2009 and 2008 were $617,000 and $594,000, respectively.

Company’s future obligations under its operating leases

	2010	2011	2012	2013 and after	Total

Obligations under operating leases	$518,000	$403,000	$190,000	$—	$1,111,000

5. CONTINGENCIES

The Company is subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

6. OPERATING SEGMENTS

The Company has two segments of business. The Company’s reportable segments are (1) the traditional business and (2) Sustain. The traditional business segment publishes the Company’s newspapers and magazines and produces several specialized information services. The Sustain segment provides the SUSTAIN family of products which consists of technologies and applications to enable justice agencies to automate their operations. The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements. Inter-segment transactions were eliminated. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Sustain	Total Results for both Segments
2009
Revenues	$35,481,000	$4,943,000	$40,424,000
Income before taxes	12,931,000	17,000	12,948,000
Total assets	82,981,000	1,768,000	84,749,000
Capital expenditures	218,000	20,000	238,000
Depreciation and amortization	743,000	54,000	797,000
Income tax expense	(4,917,000)	(5,000)	(4,922,000)
Net income	8,014,000	12,000	8,026,000
2008
Revenues	$35,828,000	$4,777,000	$40,605,000
Income before taxes	11,532,000	56,000	11,588,000
Total assets	44,550,000	1,547,000	46,097,000
Capital expenditures	332,000	45,000	377,000
Depreciation and amortization	934,000	56,000	990,000
Income tax expense	(4,455,000)	(20,000)	(4,475,000)
Net income	7,077,000	36,000	7,113,000

7. SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through December 15, 2009, which is the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation Mr. Salzman, we evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable Securities and Exchange Commission rules, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended September 30, 2009.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for Annual Meeting of Shareholders to be held on or about February 3, 2010 (the “Proxy Statement”), is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, Chief Financial Officer and Controller. The Company’s Code of Ethics is attached hereto as Exhibit 14.

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

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Other Matters Regarding Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2009 and 2008

Consolidated Statements of Income for the years ended September 30, 2009 and 2008

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended September 30, 2009 and 2008

Notes to Consolidated Financial Statements

(2)	Exhibits

3.1	Articles of Incorporation of Daily Journal Corporation, as amended.

3.2	Amended and Restated Bylaws of Daily Journal Corporation.

10.1	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (a) (‡)

10.2	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC’s Non-Sustain Operations. (a) (‡)

10.3	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of Sustain Technologies, Inc. (a) (‡)

14	Daily Journal Corporation Code of Ethics.

21	Daily Journal Corporation’s List of Subsidiaries.

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(‡)	Management Compensatory Plan.
(a)	Filed as an Appendix to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on December 30, 2008 (File No. 14665).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

By	/s/ Gerald L. Salzman
Gerald L. Salzman
President

Date: December 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Munger	Chairman of the Board	December 15, 2009
Charles T. Munger

/s/ Gerald L. Salzman	President, Chief Executive Officer,	December 15, 2009
Gerald L. Salzman	Chief Financial Officer, Treasurer and Director

/s/ J. P. Guerin	Director	December 15, 2009
J. P. Guerin

Director
George C. Good

Director
Peter Kaufman

EXHIBIT INDEX

3.1	Articles of Incorporation of Daily Journal Corporation, as amended.

3.2	Amended and Restated Bylaws of Daily Journal Corporation.

10.1	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (a) (‡)

10.2	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC’s Non-Sustain Operations. (a) (‡)

10.3	Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplement Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of Sustain Technologies, Inc. (a) (‡)

14	Daily Journal Corporation Code of Ethics.

21	Daily Journal Corporation’s List of Subsidiaries.

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(‡)	Management Compensatory Plan.
(a)	Filed as an Appendix to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on December 30, 2008 (File No. 14665).