Form 10-Q
period 2009-12-31
DAILY JOURNAL CORP
filed 2010-02-10
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes: ☒      No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes:  ☐   No: ☐

Indicate by check mark whether the registrant is  an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer: ☐	Accelerated Filer: ☐
Non-accelerated Filer: ☐	Smaller Reporting Company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes:   ☐         No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2010
Common Stock, par value $ .01 per share	1,447,028 shares

1 of 13

DAILY JOURNAL CORPORATION

2 of 13

Index

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31	September 30
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,012,000	$1,425,000
U.S. Treasury Notes and Bills	8,148,000	6,627,000
Marketable securities, including common stocks of $46,114,000 and bonds of $6,611,000 at December 31, 2009 and common stocks of $47,917,000 and bonds of $6,158,000 at September 30, 2009	52,725,000	54,075,000
Accounts receivable, less allowance for doubtful accounts of $300,000 at December 31, 2009 and September 30, 2009	8,364,000	10,221,000
Inventories	34,000	19,000
Prepaid expenses and other assets	305,000	238,000
Total current assets	72,588,000	72,605,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,858,000	12,858,000
Furniture, office equipment and computer software	3,238,000	3,238,000
Machinery and equipment	2,139,000	2,139,000
	18,235,000	18,235,000
Less accumulated depreciation	(8,238,000)	(8,086,000)
	9,997,000	10,149,000
Deferred income taxes	2,069,000	1,995,000
	$84,654,000	$84,749,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,883,000	$3,213,000
Accrued liabilities	2,043,000	3,548,000
Income taxes	2,023,000	857,000
Deferred income taxes	11,439,000	12,112,000
Deferred subscription and other revenues	4,901,000	5,340,000
Total current liabilities	23,289,000	25,070,000

Long term liabilities
Accrued liabilities	4,640,000	4,360,000
Total long term liabilities	4,640,000	4,360,000
Commitments and contingencies (Notes 8 and 9)	---	---
Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,447,028 shares, at December 31, 2009 and September 30, 2009, outstanding	14,000	14,000
Additional paid-in capital	1,839,000	1,839,000
Retained earnings	36,595,000	34,507,000
Accumulated other comprehensive income	20,030,000	20,712,000
Less 66,282 treasury shares, at December 31, 2009 and September 30, 2009, at cost	(1,753,000)	(1,753,000)
Total shareholders' equity	56,725,000	55,319,000
	$84,654,000	$84,749,000

See accompanying Notes to Consolidated Financial Statements.

3 of 13

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended December 31
	2009	2008
Revenues
Advertising	$5,991,000	$5,722,000
Circulation	1,869,000	2,091,000
Advertising service fees and other	1,120,000	915,000
Information systems and services	878,000	1,083,000
	9,858,000	9,811,000

Costs and expenses
Salaries and employee benefits	4,105,000	4,103,000
Newsprint and printing expenses	402,000	536,000
Other outside services	820,000	920,000
Postage and delivery expenses	368,000	395,000
Depreciation and amortization	152,000	215,000
Other general and administrative expenses	854,000	943,000
	6,701,000	7,112,000
Income from operations	3,157,000	2,699,000
Other income and (expense)
Dividends and interest income	220,000	154,000
Interest expense	(9,000)	(10,000)
Income before taxes	3,368,000	2,843,000
Provision for income taxes	1,280,000	1,095,000
Net income	$2,088,000	$1,748,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,430,959
Basic and diluted net income per share	$1.51	$1.22

See accompanying Notes to Consolidated Financial Statements.

4 of 13

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months
	ended December 31
	2009	2008
Cash flows from operating activities
Net income	$2,088,000	$1,748,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	152,000	215,000
Deferred income taxes	(61,000)	(47,000)
Net premium amortized and discount earned on U.S. Treasury Notes and Bills	1,000	73,000
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	1,857,000	297,000
Inventories	(15,000)	(24,000)
Prepaid expenses and other assets	(67,000)	(128,000)
Increase (decrease) in current liabilities
Accounts payable	(330,000)	474,000
Accrued liabilities	(1,225,000)	(1,334,000)
Income taxes	1,166,000	906,000
Deferred subscription and other revenues	(439,000)	(342,000)
Net cash provided by operating activities	3,127,000	1,838,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Notes and Bills	12,000,000	3,600,000
Purchases of U.S. Treasury Notes and Bills	(13,540,000)	(2,203,000)
Purchases of property, plant and equipment, net	--- -	(93,000)
Net cash (used in) provided by investing activities	(1,540,000)	1,304,000

Cash flows from financing activities
Purchase of common stock	--- -	(1,550,000)
Cash used in financing activities	--- -	(1,550,000)
Increase in cash and cash equivalents	1,587,000	1,592,000

Cash and cash equivalents
Beginning of period	1,425,000	994,000
End of period	$3,012,000	$2,586,000

See accompanying Notes to Consolidated Financial Statements.

5 of 13

Index

DAILY JOURNAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer and NextGen magazines, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a wholly owned subsidiary, supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners.  Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona and Colorado.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of December 31, 2009, and of its results of operations and cash flows for the three-month periods ended December 31, 2009 and 2008. The results of operations for the three months ended December 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The Company has completed an evaluation of all subsequent events through February 10, 2010, which is the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.

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

The Company recognizes revenues from both the lease and sale of software products in accordance with ASC Topic 985-605 Software Revenue Recognition.  Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are recognized normally upon delivery, installation or acceptance pursuant to a signed agreement.  Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period.  Consulting and other services are recognized upon acceptance by the customers or as performed (using a percentage-of-completion method) according to ASC Topic 985-605.

6 of 13

Index

Note 5 - Income Taxes

On a pretax profit of $3,368,000 and $2,843,000 for the three months ended December 31, 2009 and 2008, respectively, the Company recorded a tax provision of $1,280,000 and $1,095,000, respectively, which was somewhat lower than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction.  Consequently, the Company’s effective tax rate was 38% and 38.5% for the three months ended December 31, 2009 and 2008, respectively.   The Internal Revenue Service has examined the Company’s tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in the disallowance of approximately $700,000 of previously claimed research and development credits.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.  At December 31, 2009 and September 30, 2009, the Company had a reserve of approximately $700,000 primarily pertaining to these claimed research and development tax credits.  If these benefits are recognized, there would be an impact on the effective tax rate in the period of recognition.  Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of December 31, 2009, the Company had accrued $223,000, including an additional $9,000 during the first quarter of fiscal 2010. The Company has not accrued any penalties related to any potential assessment.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002.

Note 6 -  Investments in U.S. Treasury Notes and Bills and Marketable Securities

Investments in U.S. Treasury Notes and Bills and marketable securities categorized as “available-for-sale” are stated at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income.  Consequently, as of December 31, 2009 and September 30 2009, an unrealized gain of $20,030,000 and $20,712,000, respectively, net of taxes, was recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets.  The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification Topic 820.

	December 31, 2009			September 30, 2009
	(Unaudited)
	Amortized cost basis	Aggregate fair value	Pretax unrealized gains	Amortized cost basis	Aggregate fair value	Pretax unrealized gains
U.S. Treasury Notes and Bills	$8,140,000	$8,148,000	$8,000	$6,601,000	$6,627,000	$26,000
Marketable securities
Common stocks	15,501,000	46,114,000	30,613,000	15,501,000	47,917,000	32,416,000
Bonds	4,924,000	6,611,000	1,687,000	4,923,000	6,158,000	1,235,000
Total	$28,565,000	$60,873,000	$32,308,000	$27,025,000	$60,702,000	$33,677,000

At December 31, 2009, the U.S. Treasury Notes and Bills had maturity dates of less than one year, and the bonds mature in 2039.   All investments are classified as “Current assets” because they are available for sale.

7 of 13

Index

Note 7 - Comprehensive Income

Comprehensive income, which includes net income plus net unrealized gains (losses) on U.S. Treasury Notes and Bills and marketable securities, was $1,406,000 and $1,813,000 for the three-month periods ended December 31, 2009 and 2008, respectively.   There were net unrealized losses of $682,000, net of taxes, for the period ended December 31, 2009 and net unrealized gains of $65,000, net of related taxes, for the prior comparable period.

Note 8 - Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2012.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable three-month periods ended December 31, 2009 and 2008 were $159,000 and $152,000, respectively.

Note 9 - Contingencies

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

Note 10 - Operating Segments

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Sustain	Total Results for both Segments

Three months ended December 31, 2009
Revenues	$8,980,000	$878,000	$9,858,000
Pretax income (loss)	3,608,000	(240,000)	3,368,000
Total assets	83,263,000	1,391,000	84,654,000
Capital expenditures	---	---	---
Depreciation and amortization	140,000	12,000	152,000
Income tax benefit (expense)	(1,370,000)	90,000	(1,280,000)
Net income (loss)	2,238,000	(150,000)	2,088,000

Three months ended December 31, 2008
Revenues	$8,728,000	$1,083,000	$9,811,000
Pretax income (loss)	2,907,000	(64,000)	2,843,000
Total assets	44,872,000	1,193,000	46,065,000
Capital expenditures	83,000	10,000	93,000
Depreciation and amortization	200,000	15,000	215,000
Income tax benefit (expense)	(1,120,000)	25,000	(1,095,000)
Net income (loss)	1,787,000	(39,000)	1,748,000

8 of 13

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the three months ended December 31, 2009, consolidated pretax income increased by $525,000 (18%) to $3,368,000 from $2,843,000 in the prior period. The Company’s traditional business segment pretax profit increased by $701,000 (24%) to $3,608,000 from $2,907,000 primarily because of an increase in the number of trustee foreclosure notices that were published in the Company’s newspapers or for which the Company received a placement fee.  Sustain’s business segment pretax loss increased to $240,000 from $64,000 because of decreases in consulting revenues from governmental agencies.

	Reportable Segments
	Traditional Business	Sustain	Total Results for both Segments

Three months ended December 31, 2009
Revenues	$8,980,000	$878,000	$9,858,000
Pretax income (loss)	3,608,000	(240,000)	3,368,000
Income tax benefit (expense)	(1,370,000)	90,000	(1,280,000)
Net income (loss)	2,238,000	(150,000)	2,088,000

Three months ended December 31, 2008
Revenues	$8,728,000	$1,083,000	$9,811,000
Pretax income (loss)	2,907,000	(64,000)	2,843,000
Income tax benefit (expense)	(1,120,000)	25,000	(1,095,000)
Net income (loss)	1,787,000	(39,000)	1,748,000

Consolidated revenues were $9,858,000 and $9,811,000 for the three months ended December 31, 2009 and 2008, respectively.  This increase of $47,000 was primarily from an increase in public notice advertising revenues of $717,000, partially offset by decreases of $248,000 (24%) in display advertising revenues and $200,000 (34%) in classified advertising revenues.  The Company continued to benefit from the large number of foreclosures in California and Arizona, for which public notice advertising is required by law.  The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 53% of the Company's total revenues.

Total circulation revenues decreased by $222,000 (11%).  The Daily Journals accounted for about 80% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 13% of the total circulation revenues, with the other newspapers and services accounting for the balance.  Advertising service fees and other increased by $205,000 (22%) due primarily to increased fees generated by the placement of more trustee foreclosure notices in publications not owned by the Company.  Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.  Sustain’s information systems and services revenues decreased by $205,000 (19%) primarily because of decreases in consulting revenues. The Company’s revenues derived from Sustain’s operations constituted about 9% and 11% of the Company’s total revenues for the three months ended December 31, 2009 and 2008, respectively.

9 of 13

Index

Costs and expenses decreased by $411,000 (6%) to $6,701,000 from $7,112,000.  Newsprint and printing expenses decreased by $134,000 (25%) primarily resulting from fewer subscribers and a decrease in the price of paper.  Postage and delivery expenses decreased by $27,000 (7%) mainly because there were fewer subscribers.  Other outside services decreased by $100,000 (11%) primarily resulting from reduced freelancers’ services and computer programming services by contractors who were used on Daily Journal projects that have been completed, partially offset by a net increase in the use of contractors for Sustain’s internal development efforts.

The Company’s expenditures for the development of new Sustain software products are significant and will materially impact overall results at least through fiscal 2010.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain’s internal development costs, which are primarily incremental labor costs for both employees and outside contractors, aggregated $588,000 and $523,000 for the three months ended December 31, 2009 and 2008, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.

Whether the increase in traditional business segment pretax profit will be sustained throughout fiscal 2010 is very much dependant on the number of California and Arizona foreclosure notices and the offsetting effect of a continuing decline in commercial advertising and subscriptions.  At some point, the number of foreclosures undoubtedly will slow, and because fewer advertisements will then be required, so will the Company’s traditional business segment earnings.  Whether Sustain generates a profit or loss in fiscal 2010 likely will be determined based on its consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers.  Sustain’s consulting revenues are expected to decline substantially in fiscal 2010 because many governments have reduced their budgets for services like those provided by Sustain.

Consolidated net income was $2,088,000 and $1,748,000 for the three months ended December 31, 2009 and 2008, respectively.  On a pretax profit of $3,368,000 and $2,843,000 for the three months ended December 31, 2009 and 2008, the Company recorded a tax provision of $1,280,000 and $1,095,000, respectively.  The Internal Revenue Service has been examining the tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. As of December 31, 2009, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.   Net income per share increased to $1.51 from $1.22.

Liquidity and Capital Resources

During the three months ended December 31, 2009, the Company's cash and cash equivalents, U.S. Treasury Notes and Bills and marketable security positions increased by $1,758,000.  All the marketable securities are common stocks and bonds of other companies.  As of December 31, 2009, there were unrealized gains of $32,308,000, almost all of which were in the common stocks.  The cash provided by operating activities of $3,127,000 included a net decrease in deferred subscription and other revenues of $439,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $1,289,000 during the three months ended December 31, 2009 as compared to the prior period primarily resulting from the increase in net income of $340,000 and the decreases in accounts receivable of $1,560,000, partially offset by the decreases in accounts payable and accrued liabilities of $695,000.

10 of 13

Index

As of December 31, 2009, the Company had working capital of $49,299,000, including the liability for deferred subscription and other revenues of $4,901,000 which are scheduled to be earned within one year and the deferred tax liability of $12,277,000 for the unrealized gains in the investments held by the Company.  The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital.

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

The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2009.

The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements.  Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements.  We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.  There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements.  These factors include, among others: risks associated with Sustain’s internal software development efforts; Sustain’s reliance on the time and materials professional services engagement with the California Administrative Office of the Courts for a substantial portion of its consulting revenues; an adverse outcome of the Internal Revenue Service’s audit of our past research and development tax credits; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company’s reliance on its president and chief executive officer; and changes in accounting guidance.  In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including in conjunction with the forward-looking statements themselves.  Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

11 of 13

Index

Item 4T.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is  recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2009.

12 of 13

Index

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

DATE: February 10, 2010

13 of 13