Form 10-Q
period 2010-03-31
DAILY JOURNAL CORP
filed 2010-05-12
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒       No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes: ☐       No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer: ☐	Accelerated Filer: ☐
Non-accelerated Filer: ☐	Smaller Reporting Company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes: ☐        No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, par value $ .01 per share	1,447,028 shares

1 of 17

DAILY JOURNAL CORPORATION

2 of 17

Index

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,049,000	$1,425,000
U.S. Treasury Notes and Bills	9,138,000	6,627,000
Marketable securities, including common stocks of $53,160,000 and bonds of $6,702,000 at March 31, 2010 and common stocks of $47,917,000 and bonds of $6,158,000 at September 30, 2009	59,862,000	54,075,000
Accounts receivable, less allowance for doubtful accounts of $300,000 at March 31, 2010 and September 30, 2009	8,559,000	10,221,000
Inventories	29,000	19,000
Prepaid expenses and other assets	260,000	238,000
Total current assets	80,897,000	72,605,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,830,000	12,858,000
Furniture, office equipment and computer software	2,994,000	3,238,000
Machinery and equipment	2,134,000	2,139,000
	17,958,000	18,235,000
Less accumulated depreciation and amortization	(8,079,000)	(8,086,000)
	9,879,000	10,149,000
Deferred income taxes	2,979,000	1,995,000
	$93,755,000	$84,749,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,871,000	$3,213,000
Accrued liabilities	2,656,000	3,548,000
Income taxes	723,000	857,000
Deferred income taxes	14,986,000	12,112,000
Deferred subscription and other revenues	4,746,000	5,340,000
Total current liabilities	25,982,000	25,070,000

Long term liabilities
Accrued liabilities	4,900,000	4,360,000
Commitments and contingencies (Notes 8 and 9)	---	---
Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized;1,447,028 shares, at March 31, 2010 and September 30, 2009, outstanding	14,000	14,000
Additional paid-in capital	1,839,000	1,839,000
Retained earnings	38,323,000	34,507,000
Accumulated other comprehensive income	24,450,000	20,712,000
Less 66,282 treasury shares, at March 31, 2010 and September 30, 2009, at cost	(1,753,000)	(1,753,000)
Total shareholders' equity	62,873,000	55,319,000
	$93,755,000	$84,749,000

See accompanying Notes to Consolidated Financial Statements.

3 of 17

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31
	2010	2009
Revenues
Advertising	$5,530,000	$5,360,000
Circulation	1,756,000	1,913,000
Advertising service fees and other	926,000	1,012,000
Information systems and services	898,000	1,367,000
	9,110,000	9,652,000

Costs and expenses
Salaries and employee benefits	4,073,000	4,250,000
Newsprint and printing expenses	358,000	432,000
Other outside services	704,000	978,000
Postage and delivery expenses	357,000	365,000
Depreciation and amortization	163,000	165,000
Other general and administrative expenses	873,000	894,000
	6,528,000	7,084,000
Income from operations	2,582,000	2,568,000
Other income and (expense)
Dividends and interest income	225,000	121,000
Gain on sales of investments	--- -	76,000
Interest expense	(9,000)	(10,000)
Income before taxes	2,798,000	2,755,000
Provision for income taxes	1,070,000	1,060,000
Net income	$1,728,000	$1,695,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,409,330
Basic and diluted net income per share	$1.25	$1.20

See accompanying Notes to Consolidated Financial Statements.

4 of 17

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended March 31
	2010	2009
Revenues
Advertising	$11,521,000	$11,082,000
Circulation	3,625,000	4,004,000
Advertising service fees and other	2,046,000	1,927,000
Information systems and services	1,776,000	2,450,000
	18,968,000	19,463,000

Costs and expenses
Salaries and employee benefits	8,178,000	8,353,000
Newsprint and printing expenses	760,000	968,000
Other outside services	1,524,000	1,898,000
Postage and delivery expenses	725,000	760,000
Depreciation and amortization	315,000	380,000
Other general and administrative expenses	1,727,000	1,837,000
	13,229,000	14,196,000
Income from operations	5,739,000	5,267,000
Other income and (expense)
Dividends and interest income	445,000	275,000
Gain on sales of investments	--- -	76,000
Interest expense	(18,000)	(20,000)
Income before taxes	6,166,000	5,598,000
Provision for income taxes	2,350,000	2,155,000
Net income	$3,816,000	$3,443,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,420,263
Basic and diluted net income per share	$2.76	$2.42

5 of 17

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31
	2010	2009
Cash flows from operating activities
Net income	$3,816,000	$3,443,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	315,000	380,000
Deferred income taxes	(132,000)	(134,000)
Net premium amortized and discount earned on U.S. Treasury Notes and Bills	---	61,000
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	1,662,000	1,396,000
Inventories	(10,000)	1,000
Prepaid expenses and other assets	(22,000)	(20,000)
Increase (decrease) in current liabilities
Accounts payable	(342,000)	364,000
Accrued liabilities	(352,000)	(540,000)
Income taxes	(134,000)	3,000
Deferred subscription and other revenues	(594,000)	(471,000)
Net cash provided by operating activities	4,207,000	4,483,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Notes and Bills	20,140,000	16,748,000
Purchases of U.S. Treasury Notes and Bills	(22,678,000)	(2,203,000)
Purchases of marketable securities	---	(15,501,000)
Purchases of property, plant and equipment	(45,000)	(124,000)
Net cash used in investing activities	(2,583,000)	(1,080,000)

Cash flows from financing activities
Purchase of common stock	---	(1,590,000)
Cash used in financing activities	---	(1,590,000)
Increase in cash and cash equivalents	1,624,000	1,813,000

Cash and cash equivalents
Beginning of period	1,425,000	994,000
End of period	$3,049,000	$2,807,000

See accompanying Notes to Consolidated Financial Statements.

6 of 17

Index

DAILY JOURNAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the "Company") publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer and NextGen magazines, and produces several specialized information services. Sustain Technologies, Inc. ("Sustain"), a wholly owned subsidiary, supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners.  Sustain's products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company's operations are based in California, Arizona and Colorado.

Note 2 - Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of March 31, 2010, and of its results of operations and cash flows for the three- and six-month periods ended March 31, 2010 and 2009. The results of operations for the six months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued an amendment to previously issued guidance on subsequent events. The amended guidance removed the requirement for SEC filers to disclose the date through which subsequent events were evaluated in both originally issued and reissued financial statements.

In January 2010, the FASB issued authoritative guidance related to Fair Value Disclosure requiring the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of the investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company adopted this guidance effective January 1, 2010, which did not have an impact on the Company's consolidated financial statements.

7 of 17

Index

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

Note 5 - Income Taxes

On a pretax profit of $6,166,000 and $5,598,000 for the six months ended March 31, 2010 and 2009, respectively, the Company recorded a tax provision of $2,350,000 and $2,155,000, respectively, which was somewhat lower than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction.  Consequently, the Company's effective tax rate was 38% and 38.5% for the six months ended March 31, 2010 and 2009, respectively.   The Internal Revenue Service has examined the Company's tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in the disallowance of approximately $700,000 of previously claimed research and development credits.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.  At March 31, 2010 and September 30, 2009, the Company had a reserve of approximately $700,000 primarily pertaining to these claimed research and development tax credits.  If these benefits are recognized, there would be an impact on the effective tax rate in the period of recognition.  Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of March 31, 2010, the Company had accrued $232,000, including an additional $18,000 during the past six months ended March 31, 2010.  The Company has not accrued any penalties related to any potential assessment.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002.

Note 6 -  Investments in U.S. Treasury Notes and Bills and Marketable Securities

Investments in U.S. Treasury Notes and Bills and marketable securities categorized as "available-for-sale" are stated at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income.  Consequently, as of March 31, 2010 and September 30 2009, an unrealized gain of $24,450,000 and $20,712,000, respectively, net of taxes, was recorded in "Accumulated other comprehensive income" in the accompanying Consolidated Balance Sheets.  The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification Topic 820.

8 of 17

Index

	March 31, 2010				September 30, 2009
	(Unaudited)
	Amortized cost basis	Aggregate fair value	Pretax unrealized gains		Amortized cost basis	Aggregate fair value	Pretax unrealized gains
U.S. Treasury Notes and Bills	$9,138,000	$9,138,000	$	---	$6,601,000	$6,627,000	$26,000
Marketable securities
Common stocks	15,501,000	53,160,000		37,659,000	15,501,000	47,917,000	32,416,000
Bonds	4,925,000	6,702,000		1,777,000	4,923,000	6,158,000	1,235,000
Total	$29,564,000	$69,000,000		$39,436,000	$27,025,000	$60,702,000	$33,677,000

At March 31, 2010, the U.S. Treasury Notes and Bills had maturity dates of less than one year, and the bonds mature in 2039.   All investments are classified as "Current assets" because they are available for sale.

Note 7 - Comprehensive Income

Comprehensive income, which includes net income plus net unrealized gains (losses) on U.S. Treasury Notes and Bills and marketable securities, was $7,554,000 and $9,058,000 for the six-month periods ended March 31, 2010 and 2009, respectively.   There were net unrealized gains of $3,738,000, net of taxes, for the six month period ended March 31, 2010 as compared to $5,615,000 in the prior comparable period.

Note 8 - Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2012.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable six-month periods ended March 31, 2010 and 2009 were $328,000 and $302,000, respectively.

Note 9 - Contingencies

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company's financial position or results of operations.

9 of 17

Index

Note 10 - Operating Segments

Summarized financial information for the Company's reportable segments is shown in the following table:
	Reportable Segments
	Traditional Business	Sustain	Total Results for both Segments

Six months ended March 31, 2010
Revenues	$17,192,000	$1,776,000	$18,968,000
Pretax income (loss)	6,511,000	(345,000)	6,166,000
Total assets	92,716,000	1,039,000	93,755,000
Capital expenditures	45,000	---	45,000
Depreciation and amortization	287,000	28,000	315,000
Income tax benefit (expense)	(2,480,000)	130,000	(2,350,000)
Net income (loss)	4,031,000	(215,000)	3,816,000

Six months ended March 31, 2009
Revenues	$17,013,000	$2,450,000	$19,463,000
Pretax income	5,581,000	17,000	5,598,000
Total assets	54,413,000	1,288,000	55,701,000
Capital expenditures	104,000	20,000	124,000
Depreciation and amortization	352,000	28,000	380,000
Income tax expense	(2,150,000)	(5,000)	(2,155,000)
Net income	3,431,000	12,000	3,443,000

Three months ended March 31, 2010
Revenues	$8,212,000	$898,000	$9,110,000
Pretax income (loss)	2,903,000	(105,000)	2,798,000
Total assets	92,716,000	1,039,000	93,755,000
Capital expenditures	45,000	---	45,000
Depreciation and amortization	147,000	16,000	163,000
Income tax benefit (expense)	(1,110,000)	40,000	(1,070,000)
Net income (loss)	1,793,000	(65,000)	1,728,000

Three months ended March 31, 2009
Revenues	$8,285,000	$1,367,000	$9,652,000
Pretax income	2,674,000	81,000	2,755,000
Total assets	54,413,000	1,288,000	55,701,000
Capital expenditures	21,000	10,000	31,000
Depreciation and amortization	152,000	13,000	165,000
Income tax expense	(1,030,000)	(30,000)	(1,060,000)
Net income	1,644,000	51,000	1,695,000

10 of 17

Index

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continues to operate as two different businesses:  (1) The "traditional business", being the business of newspaper and magazine publishing and related services that the Company had before 1999 when it purchased Sustain, and (2) the Sustain software business, which supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations.

During the six months ended March 31, 2010, consolidated pretax income increased by $568,000 (10%) to $6,166,000 from $5,598,000 in the prior period.  The Company's traditional business segment pretax profit increased by $930,000 (17%) to $6,511,000 from $5,581,000 primarily because of an increase in the number of trustee foreclosure notices that were published in the Company's newspapers or for which the Company received a placement fee.  Sustain's business segment pretax loss increased to $345,000 from a pretax profit of $17,000 because of a decrease in consulting revenues from governmental agencies.

	Reportable Segments
	Traditional Business	Sustain	Total Results for both Segments

Six months ended March 31, 2010
Revenues	$17,192,000	$1,776,000	$18,968,000
Pretax income (loss)	6,511,000	(345,000)	6,166,000
Income tax benefit (expense)	(2,480,000)	130,000	(2,350,000)
Net income (loss)	4,031,000	(215,000)	3,816,000

Six months ended March 31, 2009
Revenues	$17,013,000	$2,450,000	$19,463,000
Pretax income	5,581,000	17,000	5,598,000
Income tax expense	(2,150,000)	(5,000)	(2,155,000)
Net income	3,431,000	12,000	3,443,000

Consolidated revenues were $18,968,000 and $19,463,000 for the six months ended March 31, 2010 and 2009, respectively.  This decrease of $495,000 was primarily from decreases of $409,000 (21%) in display advertising revenues, $238,000 (21%) in classified advertising revenues and $379,000 (9%) in circulation revenues, partially offset by an increase in public notice advertising revenues of $1,086,000.  Sustain's information systems and services revenues decreased by $674,000 (28%) primarily because of a decrease in consulting revenues.  The Company's revenues derived from Sustain's operations constituted about 9% and 13% of the Company's total revenues for the six months ended March 31, 2010 and 2009, respectively.

The Company continued to benefit from the large number of foreclosures in California and Arizona for which public notice advertising is required by law.  The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 59% of the Company's total revenues.  The Daily Journals accounted for about 81% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 13% of the total circulation revenues, with the other newspapers and services accounting for the balance.  Advertising service fees and other increased by $119,000 (6%) due primarily to increased fees generated by the placement of more trustee foreclosure notices in publications not owned by the Company.  Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies. (Consolidated revenues were $9,110,000 and $9,652,000 for the three months ended March 31, 2010 and 2009, respectively.)

11 of 17

Index

Costs and expenses decreased by $967,000 (7%) to $13,229,000 from $14,196,000.  Newsprint and printing expenses decreased by $208,000 (21%) primarily resulting from fewer subscribers and a decrease in the price of paper.  Other outside services decreased by $374,000 (20%) primarily resulting from reduced freelance writers and computer programming services.  (Costs and expenses were $6,528,000 and $7,084,000 for the three months ended March 31, 2010 and 2009, respectively.)  The trend of revenues and expenses was driven by the same force for the three month period as in the six months.

The Company's expenditures for the development of new Sustain software products are significant and will materially impact overall results at least through fiscal 2010.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain's internal development costs, which are primarily incremental labor costs for both employees and outside contractors, aggregated $1,075,000 and $1,061,000 for the six months ended March 31, 2010 and 2009, respectively.  If Sustain's internal development programs are not successful, they will significantly and adversely impact the Company's ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.

Whether the increase in traditional business segment pretax profit will be sustained throughout fiscal 2010 is very much dependant on the number of California and Arizona foreclosure notices and the offsetting effect of a continuing decline in commercial advertising and subscriptions.  At some point, the number of foreclosures undoubtedly will slow, and because fewer advertisements will then be required, so will the Company's traditional business segment earnings.  Sustain's consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain's existing customers, and (iii) Sustain's ability to secure new customers, have declined substantially in fiscal 2010 because many governments have reduced their budgets for services like those provided by Sustain.

Consolidated net income was $3,816,000 and $3,443,000 for the six months ended March 31, 2010 and 2009, respectively.  On a pretax profit of $6,166,000 and $5,598,000 for the six months ended March 31, 2010 and 2009, the Company recorded a tax provision of $2,350,000 and $2,155,000, respectively.  The Internal Revenue Service has been examining the tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. As of March 31, 2010, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.   Net income per share increased to $2.76 from $2.42.

Liquidity and Capital Resources

During the six months ended March 31, 2010, the Company's cash and cash equivalents, U.S. Treasury Notes and Bills and marketable security positions increased by $9,922,000.  In February 2009, the Company took advantage of near-panic selling in the stock market and redeployed some of its cash, which had been invested in Treasury securities and was generating only nominal interest, to purchase the common stock of two Fortune 200 companies and certain bonds of a third.   So far, these investments have been very successful. As of March 31, 2010, there were unrealized gains of $39,436,000, almost all of which were in the common stocks.

The cash provided by operating activities of $4,207,000 included a net decrease in deferred subscription and other revenues of $594,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities decreased by $276,000 during the six months ended March 31, 2010 as compared to the prior period primarily resulting from the decreases in accounts payable and accrued liabilities of $518,000, partially offset by the increases in net income of $373,000.

12 of 17

Index

As of March 31, 2010, the Company had working capital of $54,915,000, including the liability for deferred subscription and other revenues of $4,746,000 which are scheduled to be earned within one year and the deferred tax liability of $14,986,000 for the unrealized gains in its investments.

The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital and expects that any such cash flows will be invested in its two businesses or used to repurchase its common stock.  The Company also may entertain business acquisition opportunities.  Any excess cash flows will be invested as management and the Board of Directors deem appropriate at the time.

Such investments may include additional securities of the companies in which the Company has already invested, securities of other companies, government securities (including U.S. Treasury Notes and Bills) or other instruments.   The decision as to particular investments will be driven by the Company's belief about the risk/reward profile of the various investment choices at the time, and it may return to government securities as a default if attractive opportunities for a better return are not available. The Company's Chairman of the Board, Charles Munger, is also the vice chairman of Berkshire Hathaway Inc., which maintains a substantial investment portfolio.  The Company's Board of Directors utilized his judgment and suggestions, as well as those of J.P. Guerin, the Company's vice chairman, when selecting the investments that were made last year, and both of them will continue to play an important role in monitoring those investments and selecting any future investments.

But as noted above, the investments are concentrated in just three companies. Accordingly, a significant decline in the market value of one or more of the Company's investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company's stockholders' equity and, under certain circumstances, in the recognition of losses in the Company's income statement.

Critical Accounting Policies

The Company's financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. Management believes that revenue recognition, accounting for capitalized software costs and income taxes are critical accounting policies.

The Company's critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2009.

The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in "Management's Discussion and Analysis of Financial Condition and Results of Operations", are "forward-looking" statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements.  Words such as "expects," "intends," "anticipates," "should," "believes," "will," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements.  We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.  There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements.  These factors include, among others: risks associated with Sustain's internal software development efforts; Sustain's reliance on the time and materials professional services engagement with the California Administrative Office of the Courts for a substantial portion of its consulting revenues; an adverse outcome of the Internal Revenue Service's audit of our past research and development tax credits; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company's reliance on its president and chief executive officer; and changes in accounting guidance.  In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including in conjunction with the forward-looking statements themselves.  Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

13 of 17

Index

Item 4T.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, Mr. Salzman concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company's management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company's internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended March 31, 2010.

14 of 17

Index

PART II

Item 5.  OTHER INFORMATION

The Company's annual meeting was held on February 3, 2010.  The matters submitted to a vote of security holders were the election of directors and the ratification of the appointment of Ernst & Young LLP as independent accountants for the Company for the current fiscal year.

Each of the nominees to the board of directors was elected.  The following votes were received as to the election of the board of directors:

	Votes
Nominee's Name	For	Withheld Authority	Broker Non-Votes

Charles T. Munger	1,230,225	167,981	0
J. P. Guerin	1,230,270	167,936	0
Gerald L. Salzman	1,226,267	171,939	0
Peter D. Kaufman	1,229,512	168,694	0
George C. Good	1,229,527	168,679	0

Ernst & Young LLP was ratified as the Company's independent accountants with 1,340,133 votes in favor, 774 votes against, 4,276 abstentions and no broker non-votes.

15 of 17

Index

Item 6.  EXHIBITS

31	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

16 of 17

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAILY JOURNAL CORPORATION
(Registrant)

/s/ Gerald L. Salzman

Gerald L. Salzman
Chief Executive Officer
President
Chief Financial Officer
Treasurer
(Principal Executive Officer and
Principal Accounting Officer)

DATE: May 12, 2010

17 of 17