Form 10-Q
period 2010-06-30
DAILY JOURNAL CORP
filed 2010-08-12
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes: ☒     No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes:  ☐   No: ☐

Indicate by check mark whether the registrant is a large accelerated filer,an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer: ☐	Accelerated Filer: ☐
Non-accelerated Filer: ☐	Smaller Reporting Company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes: ☐    No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, par value $ .01 per share	1,380,746 shares

1 of 15

DAILY JOURNAL CORPORATION

2 of 15

Index

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30	September 30
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,475,000	$1,425,000
U.S. Treasury Notes and Bills	10,639,000	6,627,000
Marketable securities, including common stocks of $43,879,000 and bonds of $6,954,000 at June 30, 2010 and common stocks of $47,917,000 and bonds of $6,158,000 at September 30, 2009	50,833,000	54,075,000
Accounts receivable, less allowance for doubtful accounts of $300,000 at June 30, 2010 and September 30, 2009	9,330,000	10,221,000
Inventories	38,000	19,000
Prepaid expenses and other assets	222,000	238,000
Total current assets	75,537,000	72,605,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,830,000	12,858,000
Furniture, office equipment and computer software	3,036,000	3,238,000
Machinery and equipment	2,134,000	2,139,000
	18,000,000	18,235,000
Less accumulated depreciation and amortization	(8,222,000)	(8,086,000)
	9,778,000	10,149,000
Deferred income taxes	3,112,000	1,995,000
	$88,427,000	$84,749,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,222,000	$3,213,000
Accrued liabilities	3,254,000	3,548,000
Income taxes	785,000	857,000
Deferred income taxes	11,555,000	12,112,000
Deferred subscription and other revenues	5,192,000	5,340,000
Total current liabilities	24,008,000	25,070,000

Long term liabilities
Accrued liabilities	5,300,000	4,360,000
Commitments and contingencies (Notes 8 and 9)	---	---
Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 and 1,447,028 shares, at June 30, 2010 and September 30, 2009, respectively, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,839,000
Retained earnings	38,498,000	34,507,000
Accumulated other comprehensive income	18,852,000	20,712,000
Less 0 and 66,282 treasury shares, at June 30, 2010 and September 30, 2009, respectively, at cost	---	(1,753,000)
Total shareholders' equity	59,119,000	55,319,000
	$88,427,000	$84,749,000

See accompanying Notes to Consolidated Financial Statements.

3 of 15

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30
	2010	2009
Revenues
Advertising	$6,019,000	$6,483,000
Circulation	1,719,000	1,932,000
Advertising service fees and other	1,012,000	1,120,000
Information systems and services	719,000	1,317,000
	9,469,000	10,852,000

Costs and expenses
Salaries and employee benefits	4,054,000	4,357,000
Newsprint and printing expenses	372,000	494,000
Other outside services	752,000	909,000
Postage and delivery expenses	375,000	406,000
Depreciation and amortization	143,000	163,000
Other general and administrative expenses	1,010,000	931,000
	6,706,000	7,260,000
Income from operations	2,763,000	3,592,000
Other income and (expense)
Dividends and interest income	210,000	188,000
Gain on sales of investments	---	15,000
Interest expense	(9,000)	(10,000)
Income before taxes	2,964,000	3,785,000
Provision for income taxes	1,120,000	1,455,000
Net income	$1,844,000	$2,330,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,403,894
Basic and diluted net income per share	$1.34	$1.66

See accompanying Notes to Consolidated Financial Statements.

4 of 15

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended June 30
	2010	2009
Revenues
Advertising	$17,540,000	$17,565,000
Circulation	5,344,000	5,936,000
Advertising service fees and other	3,058,000	3,047,000
Information systems and services	2,495,000	3,767,000
	28,437,000	30,315,000

Costs and expenses
Salaries and employee benefits	12,232,000	12,710,000
Newsprint and printing expenses	1,132,000	1,462,000
Other outside services	2,276,000	2,807,000
Postage and delivery expenses	1,100,000	1,166,000
Depreciation and amortization	458,000	543,000
Other general and administrative expenses	2,737,000	2,768,000
	19,935,000	21,456,000
Income from operations	8,502,000	8,859,000
Other income and (expense)
Dividends and interest income	655,000	463,000
Gain on sales of investments	---	91,000
Interest expense	(27,000)	(30,000)
Income before taxes	9,130,000	9,383,000
Provision for income taxes	3,470,000	3,610,000
Net income	$5,660,000	$5,773,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,414,807
Basic and diluted net income per share	$4.10	$4.08

See accompanying Notes to Consolidated Financial Statements.

5 of 15

Index

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30
	2010	2009
Cash flows from operating activities
Net income	$5,660,000	$5,773,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	458,000	543,000
Deferred income taxes	(264,000)	(235,000)
Net premium amortized and discount earned on U.S. Treasury Notes and Bills and bonds	(6,000)	63,000
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	891,000	(1,533,000)
Inventories	(19,000)	1,000
Prepaid expenses and other assets	16,000	(48,000)
Increase (decrease) in current liabilities
Accounts payable	9,000	1,051,000
Accrued liabilities	646,000	638,000
Income taxes	(72,000)	61,000
Deferred subscription and other revenues	(148,000)	(619,000)
Net cash provided by operating activities	7,171,000	5,695,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Notes and Bills	27,740,000	21,104,000
Purchases of U.S. Treasury Notes and Bills	(31,774,000)	(2,203,000)
Purchases of marketable securities	--- -	(20,424,000)
Purchases of property, plant and equipment	(87,000)	(182,000)
Net cash used in investing activities	(4,121,000)	(1,705,000)

Cash flows from financing activities
Purchase of common stock	--- -	(1,970,000)
Cash used in financing activities	--- -	(1,970,000)
Increase in cash and cash equivalents	3,050,000	2,020,000

Cash and cash equivalents
Beginning of period	1,425,000	994,000
End of period	$4,475,000	$3,014,000

See accompanying Notes to Consolidated Financial Statements.

6 of 15

Index

DAILY JOURNAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer magazine, and produces several specialized information services. Sustain Technologies, Inc. (“Sustain”), a wholly owned subsidiary, supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners.  Sustain’s products are designed to help users manage electronic case files from inception to disposition, including all aspects of calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions. Essentially all of the Company’s operations are based in California, Arizona and Colorado.

Note 2 - Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of June 30, 2010, and of its results of operations and cash flows for the three- and nine-month periods ended June 30, 2010 and 2009. The results of operations for the nine months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

The Company previously owned 66,282 of the 599,409 units of a limited partnership that had no known liabilities and owned as its sole asset 599,409 shares of common stock of the Company.  The cost of this investment ($1,753,000) was considered treasury stock.  In June 2010, the Company received 66,282 shares of common stock of the Company as a liquidating distribution from the limited partnership. The total cost of the investment was therefore reclassified by an adjustment to Common Stock, Additional Paid-in Capital and Retained Earnings.  In addition, the number of outstanding shares of the Company has been reduced by these 66,282 shares to reflect the actual numbers of outstanding shares as of June 30, 2010.

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

7 of 15

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

Note 5 - Income Taxes

On a pretax profit of $9,130,000 and $9,383,000 for the nine months ended June 30, 2010 and 2009, respectively, the Company recorded a tax provision of $3,470,000 and $3,610,000, respectively, which was somewhat lower than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction.  Consequently, the Company’s effective tax rate was 38% and 38.5% for the nine months ended June 30, 2010 and 2009, respectively.   The Internal Revenue Service has examined the Company’s tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in the disallowance of approximately $700,000 of previously claimed research and development credits.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.  At June 30, 2010 and September 30, 2009, the Company had a reserve of approximately $700,000 primarily pertaining to these claimed research and development tax credits.  If these benefits are recognized, there would be an impact on the effective tax rate in the period of recognition.  Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of June 30, 2010, the Company had accrued $241,000, including an additional $27,000 during the past nine months ended June 30, 2010.  The Company has not accrued any penalties related to any potential assessment.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002.

Note 6 -  Investments in U.S. Treasury Notes and Bills and Marketable Securities

Investments in U.S. Treasury Notes and Bills and marketable securities categorized as “available-for-sale” are stated at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income.  Consequently, as of June 30, 2010 and September 30 2009, an unrealized gain of $18,852,000 and $20,712,000, respectively, net of taxes, was recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets.  The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification Topic 820.

8 of 15

Index

	June 30, 2010				September 30, 2009
	(Unaudited)
	Amortized cost basis	Aggregate fair value	Pretax unrealized gains		Amortized cost basis	Aggregate fair value	Pretax unrealized gains
U.S. Treasury Notes and Bills	$10,639,000	$10,639,000	$	---	$6,601,000	$6,627,000	$26,000
Marketable securities
Common stocks	15,501,000	43,879,000		28,378,000	15,501,000	47,917,000	32,416,000
Bonds	4,926,000	6,954,000		2,028,000	4,923,000	6,158,000	1,235,000
Total	$31,066,000	$61,472,000		$30,406,000	$27,025,000	$60,702,000	$33,677,000

At June 30, 2010, the U.S. Treasury Notes and Bills had maturity dates of less than one year, and the bonds mature in 2039.   All investments are classified as “Current assets” because they are available for sale at any time.

Note 7 - Comprehensive Income

Comprehensive income, which includes net income plus net unrealized gains (losses) on U.S. Treasury Notes and Bills and marketable securities, was $3,800,000 and $21,596,000 for the nine-month periods ended June 30, 2010 and 2009, respectively.   There was an unrealized loss of $1,860,000, net of taxes, for the nine month period ended June 30, 2010 as compared to a net unrealized gain of $15,823,000 in the prior year period.

Note 8 - Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2013.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable nine-month periods ended June 30, 2010 and 2009 were $487,000 and $457,000, respectively.

Note 9 - Contingencies

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

9 of 15

Index

Note 10 - Operating Segments

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Sustain	Total Results for both Segments

Nine months ended June 30, 2010
Revenues	$25,942,000	$2,495,000	$28,437,000
Pretax income (loss)	9,860,000	(730,000)	9,130,000
Total assets	87,098,000	1,329,000	88,427,000
Capital expenditures	87,000	---	87,000
Depreciation and amortization	420,000	38,000	458,000
Income tax benefit (expense)	(3,750,000)	280,000	(3,470,000)
Net income (loss)	6,110,000	(450,000)	5,660,000

Nine months ended June 30, 2009
Revenues	$26,548,000	$3,767,000	$30,315,000
Pretax income	9,351,000	32,000	9,383,000
Total assets	74,301,000	1,712,000	76,013,000
Capital expenditures	162,000	20,000	182,000
Depreciation and amortization	502,000	41,000	543,000
Income tax expense	(3,600,000)	(10,000)	(3,610,000)
Net income	5,751,000	22,000	5,773,000

Three months ended June 30, 2010
Revenues	$8,750,000	$719,000	$9,469,000
Pretax income (loss)	3,349,000	(385,000)	2,964,000
Total assets	87,098,000	1,329,000	88,427,000
Capital expenditures	42,000	---	42,000
Depreciation and amortization	133,000	10,000	143,000
Income tax benefit (expense)	(1,270,000)	150,000	(1,120,000)
Net income (loss)	2,079,000	(235,000)	1,844,000

Three months ended June 30, 2009
Revenues	$9,535,000	$1,317,000	$10,852,000
Pretax income	3,770,000	15,000	3,785,000
Total assets	74,301,000	1,712,000	76,013,000
Capital expenditures	58,000	---	58,000
Depreciation and amortization	150,000	13,000	163,000
Income tax expense	(1,450,000)	(5,000)	(1,455,000)
Net income	2,320,000	10,000	2,330,000

10 of 15

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the nine months ended June 30, 2010, consolidated pretax income decreased by $253,000 (3%) to $9,130,000 from $9,383,000 in the prior year period.  The Company’s traditional business segment pretax profit increased by $509,000 (5%) to $9,860,000 from $9,351,000 primarily because of an increase in the number of trustee foreclosure notices that were published in the Company’s newspapers and a decrease in costs and expenses.  Sustain’s business segment pretax loss increased to $730,000 from a pretax profit of $32,000 because of a decrease in consulting revenues from governmental agencies.

	Reportable Segments
	Traditional Business	Sustain	Total Results for both Segments

Nine months ended June 30, 2010
Revenues	$25,942,000	$2,495,000	$28,437,000
Pretax income (loss)	9,860,000	(730,000)	9,130,000
Income tax benefit (expense)	(3,750,000)	280,000	(3,470,000)
Net income (loss)	6,110,000	(450,000)	5,660,000

Nine months ended June 30, 2009
Revenues	$26,548,000	$3,767,000	$30,315,000
Pretax income	9,351,000	32,000	9,383,000
Income tax expense	(3,600,000)	(10,000)	(3,610,000)
Net income	5,751,000	22,000	5,773,000

Consolidated revenues were $28,437,000 and $30,315,000 for the nine months ended June 30, 2010 and 2009, respectively.  This decrease of $1,878,000 was primarily from decreases of $528,000 (19%) in display advertising revenues, $269,000 (16%) in classified advertising revenues and $592,000 (10%) in circulation revenues, partially offset by an increase in public notice advertising revenues of $772,000.  The Company continued to benefit from the large number of foreclosures in California and Arizona for which public notice advertising is required by law.  Sustain’s information systems and services revenues decreased by $1,272,000 (34%) primarily because of a decrease in consulting revenues. The Company’s revenues derived from Sustain’s operations constituted about 9% and 12% of the Company’s total revenues for the nine months ended June 30, 2010 and 2009, respectively.

The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 59% of the Company's total revenues. Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.  The Daily Journals accounted for about 81% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 13% of the total circulation revenues, with the other newspapers and services accounting for the balance.  (Consolidated revenues were $9,469,000 and $10,852,000 for the three months ended June 30, 2010 and 2009, respectively.)

11 of 15

Index

Costs and expenses decreased by $1,521,000 (7%) to $19,935,000 from $21,456,000.  Newsprint and printing expenses decreased by $330,000 (23%) primarily resulting from fewer subscribers and a decrease in the price of paper.  Other outside services decreased by $531,000 (19%) primarily resulting from reduced computer programming services.  (Costs and expenses were $6,706,000 and $7,260,000 for the three months ended June 30, 2010 and 2009, respectively.)  The trend of expenses was driven by the same factors for the three-month period as in the nine-month period.

The Company’s expenditures for the development of new Sustain software products are significant and will materially impact overall results at least through fiscal 2011.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain’s internal development costs, which are primarily incremental labor costs for both employees and outside contractors, aggregated $1,639,000 and $1,652,000 for the nine months ended June 30, 2010 and 2009, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.

Whether the increase in traditional business segment pretax profit will be sustained throughout fiscal 2010 is very much dependant on the number of California and Arizona foreclosure notices and the offsetting effect of a continuing decline in commercial advertising and subscriptions.  The number of foreclosures slightly declined during the three-month period ended June 30, 2010 as compared to the prior year comparable period. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure advertisements and declining business segment earnings.  Sustain’s consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers, have declined substantially in fiscal 2010 because many governments have reduced their budgets for services like those provided by Sustain.

Consolidated net income was $5,660,000 and $5,773,000 for the nine months ended June 30, 2010 and 2009, respectively.  On a pretax profit of $9,130,000 and $9,383,000 for the nine months ended June 30, 2010 and 2009, the Company recorded a tax provision of $3,470,000 and $3,610,000, respectively.  The Internal Revenue Service has been examining the tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. As of June 30, 2010, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.   Net income per share increased to $4.10 from $4.08.

Liquidity and Capital Resources

During the nine months ended June 30, 2010, the Company's cash and cash equivalents, U.S. Treasury Notes and Bills and marketable security positions increased by $3,820,000.  In February 2009, the Company took advantage of near-panic selling in the stock market and redeployed some of its cash, which had been invested in Treasury securities and was generating only nominal interest, to purchase the common stock of two Fortune 200 companies and certain bonds of a third.   So far, these investments have been very successful, although the unrealized gains are lower now than they were at March 31, 2010 and September 30, 2009.  As of June 30, 2010, there were unrealized gains of $30,406,000, almost all of which were in the common stocks.

The cash provided by operating activities of $7,171,000 included a net decrease in deferred subscription and other revenues of $148,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $1,476,000 during the nine months ended June 30, 2010 as compared to the prior period primarily resulting from the decrease in accounts receivable.

12 of 15

Index

As of June 30, 2010, the Company had working capital of $51,529,000, including the liability for deferred subscription and other revenues of $5,192,000 which are scheduled to be earned within one year and the deferred tax liability of $11,555,000 for the unrealized gains in its investments.

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

Such investments may include additional securities of the companies in which the Company has already invested, securities of other companies, government securities (including U.S. Treasury Notes and Bills) or other instruments.   The decision as to particular investments will be driven by the Company’s belief about the risk/reward profile of the various investment choices at the time, and it may return to government securities as a default if attractive opportunities for a better return are not available. The Company’s Chairman of the Board, Charles Munger, is also the vice chairman of Berkshire Hathaway Inc., which maintains a substantial investment portfolio.  The Company’s Board of Directors utilized his judgment and suggestions, as well as those of J.P. Guerin, the Company’s vice chairman, when selecting the investments that were made last year, and both of them will continue to play an important role in monitoring those investments and selecting any future investments.

But as noted above, the investments are concentrated in just three companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s stockholders’ equity and, under certain circumstances, in the recognition of losses in the Company’s income statement.

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

13 of 15

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

Item 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended June 30, 2010.

14 of 15

Index

PART II – OTHER INFORMATION

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

DATE: August 12, 2010

15 of 15