Form 10-K
period 2010-09-30
DAILY JOURNAL CORP
filed 2010-12-15
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-14665
DAILY JOURNAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	95-4133299 (IRS Employer Identification No.)
915 East First Street
Los Angeles, California (Address of principal executive offices)	90012 (Zip Code)

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

Large accelerated ☐        Accelerated filer ☐         Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of the last business day of Daily Journal Corporation’s most recently completed second fiscal quarter, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $40,818,000.

As of December 10, 2010 there were outstanding 1,380,746 shares of Common Stock of Daily Journal Corporation.

Documents incorporated by reference:   Portions of the Proxy Statement for the Annual Meeting of shareholders to be held during February 2011 are incorporated by reference into Part III.

Disclosure Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements.  Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements.   We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.  There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with Sustain’s internal software development efforts; Sustain’s reliance on the time and materials professional services engagement with the California Administrative Office of the Courts for a substantial portion of its consulting revenues; an adverse outcome of the Internal Revenue Service’s audit of our past research and development tax credits; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; a decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company’s reliance on its president and chief executive officer; and changes in accounting guidance. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-K, including in conjunction with the forward-looking statements themselves, and in other documents filed by the Company with the Securities and Exchange Commission.

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

Products

Newspapers and related online publications.  The Company publishes 11 newspapers of general circulation.  During fiscal 2010, the Company discontinued publishing the California Real Estate Journal which had nominal paid subscribers.  Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus with regard to its news coverage, thereby attracting readers interested in obtaining information about that area through a newspaper format.  The publications are based in the following cities:

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

The Daily Journals contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2010, the Los Angeles Daily Journal had approximately 6,500 paid subscribers and the San Francisco Daily Journal had approximately 3,100 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 10,150 at September 30, 2009.   The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 62% to subscriptions and 38% to the sale of advertising and other revenues.  Revenues from The Daily Journals constituted approximately 25% of the Company's total revenues during fiscal 2010 and 24% during fiscal 2009.

The Daily Journals contain the Daily Appellate Report which provides the full text and case summaries of all opinions certified for publication by the California Supreme Court, the California Courts of Appeal, the U.S. Supreme Court, the U.S. Court of Appeals for the Ninth Circuit, the U.S. Bankruptcy Appellate Panel for the Ninth Circuit, the State Bar Court and selected opinions of the U.S. District Courts in California and the Federal Circuit Court of Appeals. The Daily Journals also include a monthly court directory in booklet form.  This directory includes a comprehensive list of sitting judges in all California courts as well as courtroom assignments, phone numbers and courthouse addresses, plus ''Judicial Transitions'' which lists judicial appointments, elevations, confirmations, resignations, retirements and deaths.

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

The Company publishes the California Directory of Attorneys (the ''Directory''), which is updated and published semi-annually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges, arbitrators and mediators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals. In addition, there are about 1,700 directories sold.  The regular annual rate is $57.

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange and San Diego counties receive copies by hand delivery, and additional copies are distributed by microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $707.

Much of the information contained in The Daily Journals is available to subscribers online at www.dailyjournal.com.

Daily Commerce.   Published since 1917, the Daily Commerce, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The nature of the news coverage enhances the effectiveness of public notice advertising in distributing information about foreclosures to potential buyers at foreclosures.  The features of the paper include default listings and probate estate sales. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day.  It had approximately 200 paid subscriptions at September 30, 2010. A subscription to the Daily Commerce is $264 per year, and it is primarily distributed by mail.

The Daily Recorder.  The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day.  In addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it. Among the regular features of The Daily Recorder are news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising. The Daily Recorder currently has approximately 450 paid subscribers and is distributed by mail. The current subscription rate is $298 per year.

The Inter-City Express.  The Inter-City Express (the ''Express'') has been published since 1909. It covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries both commercial and public notice advertising.  It is published each business day and is mailed to its approximately 90 subscribers.  The annual subscription rate is $150.

San Jose Post-Record.  The San Jose Post-Record (the ''Post-Record'') has been published since 1910. In addition to general news of local interest, the Post-Record, which is published each business day, focuses on legal and real estate news and carries commercial and public notice advertising. A yearly subscription to the Post-Record is $135.  It has approximately 75 subscribers, all of whom receive it by mail.

Sonoma County Herald-Recorder.  The Sonoma County Herald-Recorder (the ''Herald-Recorder'') has been in existence since 1899. The newspaper carries general news of local interest and is designed to be of special interest to members of the legal and real estate professions. Advertising in the newspaper consists of both public notice and commercial advertising. Its approximately 80 subscribers receive the newspaper each business day at a rate of $188 annually.

Orange County Reporter.  The Orange County Reporter (''Orange Reporter'') has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Orange Reporter reports local and state legal, business and real estate news, and carries primarily public notice advertising. The Orange Reporter is mailed three days a week to approximately 200 paid and other subscribers. The annual subscription rate is $94.

San Diego Commerce.  The San Diego Commerce is a thrice-weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves legal and real estate professionals in San Diego County. It has approximately 280 paid and other subscribers. The annual subscription rate is $66, covering distribution mostly by hand-delivery.

Business Journal.  The Business Journal publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It carries public notice advertising, and its approximately 280 paid and other subscribers mostly receive it by hand delivery each business day.  The annual subscription rate is $55.

The Record Reporter (Arizona).  The Record Reporter was acquired in 1995. In addition to general news of local interest, The Record Reporter, which is published three days a week, focuses on real estate news and public record information and carries primarily public notice advertising. It is mailed to approximately 50 paid and other subscribers. The annual subscription rate is $165 for most subscribers.

Magazines.  Since 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the ''State Bar'').  The magazine was published by the Company in cooperation with the State Bar until 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is either mailed or provided in a digital version free to active members of the State Bar and also has approximately 230 paid subscribers.  An annual subscription to California Lawyer is $95.

During 2010 the Company discontinued publishing NextGen, a legal technology magazine and 8-K, a legal magazine for business executives, both of which had no paid subscribers.

Information Services.   The specialized information services offered by the Company have grown out of its newspaper operations or have evolved in response to a desire for such services primarily from its newspaper subscribers.

The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set which had approximately 1,800 subscribers at September 30, 2010 paying $305 per year. Court Rules reproduces court rules for certain state and federal courts in California.  The Court Rules appear in two versions, one of which covers Northern California courts (nine volumes) and one of which covers Southern California courts (eight volumes).  The Company updates Court Rules on a monthly basis.  In addition, the Company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties.  Also, the Company publishes single-volume rules for the Federal District Court in the Central District of California and California Probate Rules.  In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The regular subscription price for Local Rules volumes ranges from $62 to $96 per year, and volumes are normally updated or replaced whenever there are substantial rule changes. At September 30, 2010, the Company had approximately 2,350 subscribers for its Local Rules publications.

The Judicial Profiles services contain information concerning nearly all judges in California, both active and retired, many of whom are available for private judging. Most of the profiles have previously appeared in The Daily Journals as part of a regular feature. The Judicial Profiles include biographical data and financial disclosure statements on judges and information supplied by each judge regarding the judge's policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the ten-volume set for Southern California or the eight-volume set for Northern California. The approximately 650 subscribers to Judicial Profiles receive updates on a quarterly basis. A subscription is $387 for each or $515 for both per year.

The Company also provides computer online foreclosure information to about 150 customers. This service primarily provides distressed property information, some of which also appears in some of the Company's newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information.

Special Online Information Services Supplementing Traditional Services.  The Company, like most modern newspapers, supplements service to Daily Journal subscribers and advertisers with an Internet-based online information service.

Advertising and Newspaper Representative.  The Company's publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 13% of the Company’s total revenues in fiscal 2010 and 14% in fiscal 2009.  Classified advertising declined in fiscal 2010 primarily due to the continued downturn in the employment advertising marketplace.

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

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 59% of the Company's total revenues in fiscal 2010 and 54% in fiscal 2009.  Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising is placed and (iii) filing service fees generated when filing notices with government agencies.

Trustee sales legal advertising revenues alone represented about 40% of the Company’s total revenues in fiscal 2010 and 36% in fiscal 2009.  These revenues were driven by the large number of foreclosure notices in California and Arizona, for which public notice advertising is required by law.  Fiscal 2010 was another exceptional year, and the Company does not expect public notice advertising revenues to continue at the same pace over the long term.  In addition, in many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, service fees for public record searches, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

Information Systems and Services.  In 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and certain of its shareholders, and in 2008 Sustain became a wholly- owned subsidiary after additional purchases from certain of its shareholders.  Sustain software products are licensed in eleven states and two countries, and many of its clients have more than a decade of experience with the Sustain product line.  The Company’s revenues derived from Sustain’s operations constituted about 9% and 12% of the Company’s total revenues in fiscal 2010 and 2009, respectively.  In fiscal 2010, approximately 26% of Sustain’s revenues came from consulting or installation projects, and approximately 74% came from license, maintenance and other service fees.

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

As a technology based company, Sustain’s success depends on the continued development and improvement of its products.  The Company’s expenditures in support of the Sustain software are significant and will continue to be necessary to maintain and grow Sustain’s business, as customers demand additional functionality and Internet-based products. Sustain’s internal development costs, which are primarily incremental labor costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2011.  If the Company’s development programs are not successful, it will negatively affect the Company’s ability to maximize its existing investment in the Sustain software and to compete for new opportunities in the case management software business.

Printing.  The Company's main printing facilities are located in Los Angeles and currently are used primarily to print the Daily Journals and its supplements and some of the other publications.  The Company installed computer-to-plate production equipment in Los Angeles in 2003 and digital copiers and other equipment for the printing of the Judicial Profiles, the Court Rules and items such as legal advertising and office forms, promotional flyers and other materials for its publications and for a few other customers in 2004. The California Lawyer magazine, the Directory and some of the other publications are printed by outside contractors.

Materials and Postage

After personnel and software development costs (included in “Salaries and employee benefits” and in “Outside services” in the consolidated statements of income), postage and paper costs are typically the Company's next two largest expenses.  Paper and postage accounted for approximately 6% of our publishing segment's operating costs in fiscal 2010 and 2009.  Paper prices may fluctuate substantially in the future, and periodic postal rate increases could significantly impact income from operations.  Further, we may not be able to pass on such increases to our customers.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices.  The price of paper has increased moderately during fiscal 2010.   We anticipate the price of paper will continue to rise in fiscal 2011.

We use the U.S. Postal Service for distribution of a majority of our newspapers and magazines.During the past several years, the Company has instituted changes in an attempt to mitigate higher postage costs. These changes have included contracting for hand delivery in selected sections of the San Francisco Bay area, San Diego, Orange County and Los Angeles, delivering pre-sorted newspapers to the post office on pallets, which facilitates delivery and improves service, and implementing a method of bundling newspapers which reduces the per piece charges.  In addition, the Company has an ink jet labeler which eliminates paper labels and enables the Company to receive bar code discounts from the postal service on some of its newspapers.

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service.   During the past several years, the U.S. Postal Service increased rates and added new pallet/sack/tray fees.   There were decreases in the Company’s postage costs during fiscal 2010 primarily due to fewer subscribers.

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

Competition

Competition for readers and advertisers is very intense, both by established publications and by new entries into the market.  The Daily Journals face aggressive competition, including amazingly low prices for multiple copy subscriptions, from law-oriented newspapers in Los Angeles, San Francisco and San Diego.  All of the Company's business publications and products face strong competition from other publications and service companies.  Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company's newspapers provide along with general news coverage attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage as does the Company, but the Company believes its coverage, particularly that of The Daily Journals, is more complete and therefore attracts more readers. The Company believes that The Daily Journals are the most important newspapers serving California lawyers on a daily basis.

The Company's court rules publications face competition in both the Southern California market as well as in Northern California from online court rules services and the Courts.  Subscriptions to the multi-volume Court Rules and Local Rules volumes have continued to decline during fiscal 2010.  The Company's Judicial Profile services have direct competition and also indirect competition, because some of the same information is available through other sources.

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

In an expanding economy, classified advertising and fictitious business name legal advertising normally increase while trustee sale legal notice advertising declines.  The reverse is normally also true, as experienced in fiscal 2010 and 2009.  Because the Company’s business is concentrated in California, our advertising revenues are particularly susceptible to trends affecting California and the Western United States.

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

Employees

The Company employs approximately 195 full-time employees and contractors and about 15 part-time employees, including about 30 employees and full-time contractors at Sustain.  Sustain also engages independent contractors for development and consulting projects.  The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees.  Management considers its employee relations to be good.

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

Working Capital

Traditionally, the Company has generated sufficient cash flow from operations to cover all its needs without significant borrowing.    To a very considerable extent, the Company benefits in this regard from the fact that both subscriptions and Sustain software maintenance and license fees are generally paid a year in advance.  In 2009, the Company used approximately $20 million of its cash to purchase marketable securities, consisting of common stocks and bonds of other companies, in hopes of generating a better return than that offered by U.S. Treasury Notes and Bills.  The market value of the securities purchased by the Company has increased significantly since they were purchased (though they are down compared to September 30, 2009), providing the Company with even more working capital, subject, of course, to the normal risks associated with owning stocks and bonds.  Although the Company believes it has all of the cash that it needs for the foreseeable future, if the Company’s overall cash needs exceed cash flow from operations and its current working capital, the Company may attempt to secure additional financing which may or may not be available on acceptable terms.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

The Company owns office and printing facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2013.

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

The Company leases in San Francisco approximately 10,500 square feet of office space (expiring in March 2013).  In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years’ duration.

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

	High	Low
Fiscal 2010
Quarter ended December 31, 2009	$62.00	$52.60
Quarter ended March 31, 2010	69.77	59.20
Quarter ended June 30, 2010	75.00	66.15
Quarter ended September 30, 2010	76.96	62.54

Fiscal 2009
Quarter ended December 31, 2008	$42.70	$31.01
Quarter ended March 31, 2009	40.97	34.23
Quarter ended June 30, 2009	53.95	34.88
Quarter ended September 30, 2009	57.98	45.81

As of December 10, 2010, there were approximately 850 holders of record of the Company’s common stock, and the last trade was at $72 per share.

The Company did not declare or pay any dividends during fiscal 2010 or 2009.  A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors.  The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities during fiscal 2010 that were not registered under the Securities Act of 1933.

From time to time, the Company has purchased shares and may continue to do so.  See Note 2 to consolidated financial statements.  The Company’s common stock repurchase program was implemented in 1987 in combination with the Company’s Management Incentive Plan.  The Company’s stock repurchase program remains in effect.  During fiscal 2010, the Company did not purchase any shares.

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

During fiscal 2010, consolidated pretax income decreased by $676,000 (5%) to $12,272,000 from $12,948,000 in the prior year.  The Company’s traditional business segment pretax profit increased by $273,000 (2%) to $13,204,000 from $12,931,000 primarily because of an increase in the number of trustee foreclosure notices that were published in the Company’s newspapers and a decrease in costs and expenses.  Sustain’s business segment had a pretax loss of $932,000 compared to a pretax profit of $17,000 in the prior year because of a decrease in consulting revenues from governmental agencies.

	Reportable Segments		Total Results
	Traditional Business	Sustain	for both Segments

Fiscal 2010
Revenues	$34,243,000	$3,337,000	$37,580,000
Pretax income (loss)	13,204,000	(932,000)	12,272,000
Income tax benefit (expense)	(4,950,000)	350,000	(4,600,000)
Net income (loss)	8,254,000	(582,000)	7,672,000

Fiscal 2009
Revenues	$35,481,000	$4,943,000	$40,424,000
Pretax income	12,931,000	17,000	12,948,000
Income tax expense	(4,917,000)	(5,000)	(4,922,000)
Net income	8,014,000	12,000	8,026,000

Consolidated revenues were $37,580,000 and $40,424,000 for fiscal years 2010 and 2009, respectively.  This decrease of $2,844,000 (7%) was primarily from decreases of $540,000 (15%) in display advertising revenues, $264,000 (12%) in classified advertising revenues, $1,813,000 (68%) in Sustain consulting revenues and $760,000 (10%) in circulation revenues, partially offset by an increase in public notice advertising revenues of $403,000.  The Company continued to benefit from the large number of foreclosures in California and Arizona for which public notice advertising is required by law.  Sustain’s information systems and services revenues decreased by $1,606,000 (32%) primarily because of the decrease in consulting revenues. The Company’s revenues derived from Sustain’s operations constituted about 9% and 12% of the Company’s total revenues for fiscal 2010 and 2009, respectively.

The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 59% of the Company's total revenues. Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.  The Daily Journals accounted for about 82% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 13% of the total circulation revenues, with the other newspapers and services accounting for the balance.

Costs and expenses decreased by $2,092,000 (7%) to $26,139,000 from $28,231,000.  Total personnel costs decreased by $894,000 (5%) to $16,003,000 primarily due to savings from departmental reorganizations, partially offset by an annual salary adjustment. Outside services decreased by $700,000 (19%) primarily resulting from reduced computer programming services. Newsprint and printing expenses decreased by $351,000 (19%) primarily resulting from fewer subscribers, partially offset by an increase in the price of paper.  Postage and delivery expenses decreased by $73,000 (5%) mainly because there were fewer subscribers.

The Company’s expenditures for the development of new Sustain software products are significant and will materially impact overall results at least through fiscal 2011.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain’s internal development costs, which are primarily incremental costs for both employees and outside contractors, aggregated $2,221,000 and $2,341,000 for fiscal 2010 and 2009, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.

Whether the increase in traditional business segment pretax profit will be sustained throughout fiscal 2011 is very much dependant on the number of California and Arizona foreclosure notices and the offsetting effect of a continuing decline in commercial advertising and subscriptions.  The number of foreclosure notices decreased by 15% during the three-month period ended September 30, 2010 as compared to the prior year comparable period. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining business segment earnings in fiscal 2011.  We do not expect to experience an offsetting increase in commercial advertising as a result of this trend because of the continuing challenges in the commercial advertising business.  Sustain’s consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers, have declined substantially in fiscal 2010 because many governments have reduced their budgets for services like those provided by Sustain.

On a pretax profit of $12,272,000 and $12,948,000 for fiscal 2010 and 2009, the Company recorded a tax provision of $4,600,000 and $4,922,000, respectively, which was somewhat lower than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction.  Consequently, the Company’s effective tax rate was 37.5% and 38% for fiscal 2010 and 2009, respectively.   The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002 as well as for years 2008 and 2009 with regards to federal income taxes.  The Internal Revenue Service has been examining the tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. As of September 30, 2010, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.   Net income per share decreased to $5.56 from $5.70.

Liquidity and Capital Resources

During fiscal 2010, the Company's cash and cash equivalents, U.S. Treasury and marketable security positions increased by $5,069,000.  In February 2009, the Company took advantage of near-panic selling in the stock market and redeployed some of its cash, which had been invested in Treasury securities and was generating only nominal interest, to purchase the common stock of two Fortune 200 companies and certain bonds of a third.  So far, these investments have been very successful, although the unrealized gains are lower now than they were at September 30, 2009.  As of September 30, 2010, there were unrealized gains of $29,655,000 as compared to $33,677,000 at September 30, 2009, almost all of which were in the common stocks.

The cash provided by operating activities of $9,324,000 included a net decrease in deferred subscription and other revenues of $336,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $965,000 during fiscal 2010 as compared to the prior year primarily resulting from a decrease in accounts receivable of $1,799,000, partially offset by a decrease in accounts payable of $719,000.

As of September 30, 2010, the Company had working capital of $54,079,000, including the liability for deferred subscription and other revenues of $5,004,000 which are scheduled to be earned within one year and the deferred tax liability of $11,269,000 for the unrealized gains described above.

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

Such investments may include additional securities of the companies in which the Company has already invested, securities of other companies, government securities (including U.S. Treasury Notes and Bills) or other instruments.   The decision as to particular investments will be driven by the Company’s belief about the risk/reward profile of the various investment choices at the time, and it may utilize government securities as a default if attractive opportunities for a better return are not available. The Company’s Chairman of the Board, Charles Munger, is also the vice chairman of Berkshire Hathaway Inc., which maintains a substantial investment portfolio.  The Company’s Board of Directors utilized his judgment and suggestions, as well as those of J.P. Guerin, the Company’s vice chairman, when selecting the investments that were made last year, and both of them will continue to play an important role in monitoring those investments and selecting any future investments.

As noted above, however, the investments are concentrated in just three companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s stockholders’ equity and, under certain circumstances, in the recognition of losses in the Company’s income statement.

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

ASC 740, Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns.  This accounting guidance also prescribes recognition thresholds and measurement attributes for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.  Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.   See Note 3 Income Taxes for further discussion.

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Los Angeles, California
December 15, 2010

DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$3,615,000	$1,425,000
U.S. Treasury Notes and Bills	13,499,000	6,627,000
Marketable securities, including common stocks of $43,005,000 and bonds of $7,077,000 at September 30, 2010 and common stocks of $47,917,000 and bonds of $6,158,000 at September 30, 2009	50,082,000	54,075,000
Accounts receivable, less allowance for doubtful accounts of $300,000 at September 30, 2010 and 2009	9,209,000	10,221,000
Inventories	29,000	19,000
Prepaid expenses and other assets	230,000	238,000
Total current assets	76,664,000	72,605,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,842,000	12,858,000
Furniture, office equipment and computer software	2,899,000	3,238,000
Machinery and equipment	2,124,000	2,139,000
	17,865,000	18,235,000
Less accumulated depreciation	(8,084,000)	(8,086,000)
	9,781,000	10,149,000
Deferred income taxes	2,476,000	1,995,000
	$88,921,000	$84,749,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,879,000	$3,213,000
Accrued liabilities	3,376,000	3,548,000
Income taxes	852,000	857,000
Deferred income taxes	10,474,000	12,112,000
Deferred subscription and other revenues	5,004,000	5,340,000
Total current liabilities	22,585,000	25,070,000

Long term liabilities
Accrued liabilities	5,670,000	4,360,000
Total long term liabilities	5,670,000	4,360,000

Commitments and contingencies (Notes 4 and 5)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no
shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 and
1,447,028 shares at September 30, 2010 and 2009, respectively, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,839,000
Retained earnings	40,510,000	34,507,000
Accumulated other comprehensive income	18,387,000	20,712,000
Less 0 and 66,282 treasury shares, at September 30, 2010 and 2009, respectively, at cost	---	(1,753,000)
Total shareholders' equity	60,666,000	55,319,000
	$88,921,000	$84,749,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	2010	2009
Revenues
Advertising	$23,185,000	$23,586,000
Circulation	7,071,000	7,831,000
Information systems and services	3,337,000	4,943,000
Advertising service fees and other	3,987,000	4,064,000
	37,580,000	40,424,000
Costs and expenses
Salaries and employee benefits	16,003,000	16,897,000
Outside services	3,075,000	3,775,000
Newsprint and printing expenses	1,479,000	1,830,000
Postage and delivery expenses	1,471,000	1,544,000
Depreciation and amortization	613,000	797,000
Other general and administrative expenses	3,498,000	3,388,000
	26,139,000	28,231,000
Income from operations	11,441,000	12,193,000
Other income and expenses
Dividends and interest income	867,000	704,000
Gains on sales of investments	---	91,000
Interest expense	(36,000)	(40,000)
Income before taxes	12,272,000	12,948,000
Provision for income taxes	(4,600,000)	(4,922,000)
Net income	$7,672,000	$8,026,000
Weighted average number of common
shares outstanding – basic and diluted	1,380,746	1,408,699
Basic and diluted net income per share	$5.56	$5.70

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders'	Comprehensive
	Share	Amount	Capital	Earnings	Income	Stock	Equity	Income

Balance at September 30, 2008	1,500,299	$15,000	$1,907,000	$28,382,000	$105,000	$(906,000)	$29,503,000
Purchase of common stock	(53,271)	(1,000)	(68,000)	(1,901,000)	---	---	(1,970,000)
Purchase of treasury stock					---	(847,000)	(847,000)
Net income	---	---	---	8,026,000	---	---	8,026,000	$8,026,000
Unrealized gain on investments	---	---	---	---	20,607,000	---	20,607,000	20,607,000
Total comprehensive income	---	---	---	---	---	---	---	$28,633,000
Balance at September 30, 2009	1,447,028	14,000	1,839,000	34,507,000	20,712,000	(1,753,000)	55,319,000
Receipt of treasury stock upon partnership’s liquidation	(66,282)	---	(84,000)	(1,669,000)	---	1,753,000	---
Net income	---	---	---	7,672,000	---	---	7,672,000	$7,672,000
Unrealized loss on investments	---	---	---	---	(2,325,000)	---	(2,325,000)	(2,325,000)
Total comprehensive income	---	---	---	---	---	---	---	$5,347,000
Balance at September 30, 2010	1,380,746	$14,000	$1,755,000	$40,510,000	$18,387,000	$ ---	$60,666,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2009
Cash flows from operating activities
Net income	$7,672,000	$8,026,000
Adjustments to reconcile net income to net cash
provided by operations
Depreciation and amortization	613,000	797,000
Deferred income taxes	(423,000)	(433,000)
Premium amortized (discount earned) on U.S. Treasury Bills and bonds	(11,000)	69,000
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	1,012,000	(787,000)
Inventories	(10,000)	7,000
Prepaid expenses and other assets	8,000	(44,000)
Increase (decrease) in current liabilities
Accounts payable	(334,000)	385,000
Accrued liabilities	1,138,000	1,040,000
Income taxes	(5,000)	(194,000)
Deferred subscription and other revenues	(336,000)	(507,000)
Net cash provided by operating activities	9,324,000	8,359,000
Cash flows from investing activities
Maturities and sales of U.S. Treasury Notes and Bills	38,380,000	22,754,000
Purchases of U.S. Treasury Notes and Bills	(45,269,000)	(7,203,000)
Purchases of marketable securities	--- _	(20,424,000)
Purchases of property, plant and equipment	(245,000)	(238,000)
Net cash used for investing activities	(7,134,000)	(5,111,000)
Cash flows from financing activities
Purchase of common and treasury stock	---	(2,817,000)
Cash used for financing activities	---	(2,817,000)
Increase in cash and cash equivalents	2,190,000	431,000

Cash and cash equivalents
Beginning of year	1,425,000	994,000
End of year	$3,615,000	$1,425,000

Interest paid during year	$	$6,000
Income taxes paid during year	$5,028,000	$5,593,000

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

Concentrations of Credit Risk:  The Company extends unsecured credit to most of its advertising customers.  The Company recognizes that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Credit exposure also includes the amount of estimated unbilled sales.  Credit limits, setting and maintaining credit standards, and managing the overall quality of the credit portfolio is largely centralized.  The level of credit is influenced by the customer’s credit and payment history which the Company monitors when establishing a reserve.

The Company maintains the reserve account for estimated losses resulting from the inability of its customers to make required payments.  If the financial conditions of its customers were to deteriorate or its judgments about their abilities to pay are incorrect, additional allowances might be required and its results of operations could be materially affected.

Cash equivalents:  The Company considers all highly liquid investments, including U.S. Treasury Bills with a maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments:  The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in U.S. Treasury and marketable securities, all categorized as “available-for-sale” and stated at fair market value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets.  The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification Topic 820.  At September 30, 2010, the aggregate fair market value of the Company’s U.S. Treasury Bills and marketable securities was $63,581,000.  These investments had approximately $29,655,000 of unrealized gains.  The U.S. Treasury Bills have maturity dates of less than one year, and the bonds have a maturity date in 2039.   The bonds are classified as “Current assets” because they are available for sale.  At September 30, 2009, the Company had U.S. Treasury Notes and Bills and marketable securities at fair market value of approximately $60,702,000, including approximately $33,677,000 of unrealized gains.

   Investment in Financial Instruments

	September 30, 2010				September 30, 2009
	Aggregate fair value	Amortized cost basis	Pretax unrealized gains		Aggregate fair value	Amortized cost basis	Pretax unrealized gains
U.S. Treasury Notes and Bills	$13,499,000	$13,499,000	$	---	$6,627,000	$6,601,000	$26,000
Marketable securities
Common stocks	43,005,000	15,501,000		27,504,000	47,917,000	15,501,000	32,416,000
Bonds	7,077,000	4,926,000		2,151,000	6,158,000	4,923,000	1,235,000
Total	$63,581,000	$33,926,000		$29,655,000	$60,702,000	$27,025,000	$33,677,000

Comprehensive Income: Comprehensive income, which includes net income plus net unrealized gains (losses) on U.S. Treasury and marketable securities, was $5,347,000 and $28,633,000 for the fiscal years ended September 30, 2010 and 2009, respectively.   There was an unrealized loss of $2,325,000, net of taxes, for fiscal year ended September 30, 2010 as compared to a net unrealized gain of $20,607,000 in the prior year.

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

Property, plant and equipment:  Property, plant and equipment are carried on the basis of cost.  Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years.  At September 30, 2010, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment.  Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter.  Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes.

Significant expenditures which extend the useful lives of existing assets are capitalized.  Maintenance and repair costs are expensed as incurred.  Gains or losses on dispositions of assets are reflected in current earnings.

Sustain Software:  The Company is continuing its internal Sustain software development efforts. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.  In general, “technological feasibility” is achieved when the developer has established the necessary skills, hardware and technology to produce a product and a detailed program design has been (a) completed, (b) traced to the product specifications and (c) reviewed for high-risk development issues. If these developments are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. These Sustain software development costs ($2,221,000 and $2,341,000 during fiscal 2010 and 2009, respectively), which are primarily incremental costs, are being expensed as incurred and accordingly will materially impact earnings at least through fiscal 2011.

Revenue Recognition:  Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term.  Advertising revenues are recognized when advertisements are published and are net of commissions.

The Company recognizes revenues from both the lease and sale of software products in accordance with ASC Topic 985-605 Software Revenue Recognition.  Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are recognized normally upon delivery, installation or acceptance pursuant to a signed agreement.  Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period.  Consulting and other services are recognized upon acceptance by the customers or as performed (using a percentage-of-completion method) according to ASC Topic 985-605 based on individual contracts and circumstances.

Management Incentive Plan:  In fiscal 1987 the Company implemented a Management Incentive Plan that entitles an employee to participate in pre-tax earnings of the Company.  In 2003 the Company modified the Plan to provide employees with three different types of non-negotiable incentive certificates based on the nature of the particular participants’ responsibilities.  Each certificate entitles the participant to a specified share of the applicable pre-tax earnings in the year of grant and to receive the same percentage of pre-tax earnings in each of the next nine years provided they remain employed or are in retirement following employment to age 65. If a participant dies while any of his or her certificates remain outstanding, future payments under those certificates will be made to the deceased participant’s beneficiaries.  Participant interests entitled employees to receive 3.60% and 3.74% (amounting to $616,850 and $617,625, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and extraordinary items, 3.02% and 2.96% (amounting to $0 for both years) for Sustain and 8.2% and 8.2% (amounting to $1,284,640 and $1,324,600, respectively) for Daily Journal consolidated in fiscal 2010 and 2009.  One major participant in the Plan is over 65, but not retired, and the Company has accrued $5,670,000 for the Plan’s future commitment, which includes an increase in fiscal 2010 of $1,310,000.

Treasury stock and net income per common share:  At September 30, 2009, the Company owned 66,282 of the 599,409 units of a limited partnership that had no known liabilities and owned as its sole asset 599,409 shares of common stock of Daily Journal Corporation.  This investment, at a total cost of $1,753,000 at September 30, 2009, was considered treasury stock and was excluded from the calculation of weighted average shares.  In June 2010, the Company received 66,282 shares of common stock of the Company as a liquidating distribution from the limited partnership. The total cost of the investment was therefore reclassified by an adjustment to Common Stock, Additional Paid-in Capital and Retained Earnings.  In addition, the number of outstanding shares of the Company was reduced by these 66,282 shares to reflect the actual numbers of outstanding shares as of September 30, 2010.   The net income per common share is based on the weighted average number of shares outstanding during each year.  The shares used in the calculation were 1,380,746 for 2010 and 1,408,699 for 2009.  The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

Impairment of Long-Lived Assets:  The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value.  There were no such impairments identified during fiscal 2010 and 2009.

Accounting Standards Adopted in 2010:   In January 2010, the FASB issued authoritative guidance related to Fair Value Disclosure requiring the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of the investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company adopted this guidance effective January 1, 2010, which did not have an impact on the Company's consolidated financial statements.

3.  INCOME TAXES

The provision for income taxes consists of the following:

	2010	2009
Current:
Federal	$3,936,000	$4,209,000
State	1,087,000	1,146,000
	5,023,000	5,355,000
Deferred:
Federal	(352,000)	(365,000)
State	(71,000)	(68,000)
	(423,000)	(433,000)
	$4,600,000	$4,922,000

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2010	2009

Statutory federal income tax rate	34.1%	34.2%
State franchise taxes (net of federal tax benefit)	5.8	5.8
Other, primarily dividends received deduction and domestic production activity deduction	(2.4)	(2.0)
Effective tax rate	37.5%	38.0%

At September 30, 2010, the Company’s deferred income tax liabilities were comprised of the following:

	2010	2009
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$2,497,000	$1,974,000
Bad debt reserves not yet deductible	120,000	120,000
Depreciation and amortization	348,000	389,000
Other	306,000	365,000
Total deferred tax assets	3,271,000	2,848,000

Deferred tax liabilities attributable to:
Unrealized gains on investments	(11,269,000)	(12,965,000)
Net deferred income taxes	$(7,998,000)	$(10,117,000)

The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002 as well as for years 2008 and 2009 with regards to federal income taxes.  The Internal Revenue Service has been examining the Company’s tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.  At September 30, 2010 and 2009, the Company had a reserve of approximately $700,000 pertaining to these claimed research and development tax credits.  If these benefits are recognized, there would be an impact on the effective tax rate in the period of recognition.  Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of September 30, 2010 and 2009, the Company had accrued $250,000 and $214,000, respectively, including an additional $36,000 and $40,000 during fiscal 2010 and 2009, respectively. The Company has not accrued the penalties related to any potential assessment.

4.   COMMITMENTS

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2013.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for the fiscal years 2010 and 2009 were $650,000 and $617,000, respectively.

Company’s future obligations under its operating leases

	2011	2012	2013		2014 and after	Total

Obligations under operating leases	$540,000	$224,000	$14,000	$	---	$778,000

5.   CONTINGENCIES

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

	Reportable Segments
	Traditional Business	Sustain	Total Results for both Segments

2010
Revenues	$34,243,000	$3,337,000	$37,580,000
Pretax income (loss)	13,204,000	(932,000)	12,272,000
Total assets	88,135,000	786,000	88,921,000
Capital expenditures	232,000	13,000	245,000
Depreciation and amortization	566,000	47,000	613,000
Income tax benefit (expense)	(4,950,000)	350,000	(4,600,000)
Net income (loss)	8,254,000	(582,000)	7,672,000

2009
Revenues	$35,481,000	$4,943,000	$40,424,000
Pretax income	12,931,000	17,000	12,948,000
Total assets	82,981,000	1,768,000	84,749,000
Capital expenditures	218,000	20,000	238,000
Depreciation and amortization	743,000	54,000	797,000
Income tax expense	(4,917,000)	(5,000)	(4,922,000)
Net income	8,014,000	12,000	8,026,000

7.  SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no subsequent events occurred that required recognition to the financial statements or disclosures in the Notes to Consolidated Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934.  Under the supervision and with the participation Mr. Salzman, we evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation under that framework and applicable Securities and Exchange Commission rules, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended September 30, 2010.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions ''Election of Directors'', “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for Annual Meeting of Shareholders to be held on or about February 2, 2011 (the ''Proxy Statement''), is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, Chief Financial Officer and Controller.  The Company’s Code of Ethics is attached hereto as Exhibit 14.

Item 11.  Executive Compensation

The information set forth under the captions ''Executive Compensation'' and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption ''Security Ownership of Certain Beneficial Owners and Management'' in the Proxy Statement is incorporated herein by reference.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2010 and 2009
Consolidated Statements of Income for the years ended September 30, 2010 and 2009
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended September 30, 2010 and 2009
Notes to Consolidated Financial Statements
(2)	Exhibits
3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (*)
3.2	Amended and Restated Bylaws of Daily Journal Corporation. (*)
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

14	Daily Journal Corporation Code of Ethics. (*)
21	Daily Journal Corporation’s List of Subsidiaries.
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed as Exhibit to the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 15, 2009.
(a)	Filed as an Appendix to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on December 30, 2008.
(‡)	Management Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

Date: December 15, 2010	By:	/s/ Gerald L. Salzman
Gerald L. Salzman President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Munger	Chairman of the Board	December 15, 2010
Charles T. Munger

/s/ Gerald L. Salzman	President, Chief Executive Officer,	December 15, 2010
Gerald L. Salzman	Chief Financial Officer, Treasurer and Director

/s/ J. P. Guerin	Director	December 15, 2010
J. P. Guerin

George C. Good	Director

Peter Kaufman	Director

EXHIBIT INDEX

3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (*)
3.2	Amended and Restated Bylaws of Daily Journal Corporation. (*)
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

14	Daily Journal Corporation Code of Ethics. (*)
21	Daily Journal Corporation’s List of Subsidiaries.
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed as an Exhibit to the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 15, 2009.
(a)	Filed as an Appendix to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on December 30, 2008.
(‡)	Management Compensatory Plan.