Form 10-Q
period 2010-12-31
DAILY JOURNAL CORP
filed 2011-02-11
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number 0-14665

DAILY JOURNAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	95-4133299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

915 East First Street
Los Angeles, California	90012-4050
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes:     No:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer:	Accelerated Filer:
Non-Accelerated Filer:	Smaller Reporting Company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:     No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2011
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -December 31, 2010 and September 30, 2010	3

Consolidated Statements of Income -Three months ended December 31, 2010 and 2009	4

Consolidated Statements of Cash Flows -Three months ended December 31, 2010 and 2009	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4. Controls and Procedures	12

Part II Other Information

Item 6. Exhibits	13

PART I
Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31	September 30
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,483,000	$3,615,000
U.S. Treasury Notes and Bills	13,499,000	13,499,000
Marketable securities, including common stocks of $53,106,000 and bonds of $7,257,000 at December 31, 2010 and common stocks of $43,005,000 and bonds of $7,077,000 at September 30, 2010	60,363,000	50,082,000
Accounts receivable, less allowance for doubtful accounts of $300,000 at December 31, 2010 and September 30, 2010	11,373,000	9,209,000
Inventories	35,000	29,000
Prepaid expenses and other assets	280,000	230,000
Total current assets	89,033,000	76,664,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,855,000	12,842,000
Furniture, office equipment and computer software	2,906,000	2,899,000
Machinery and equipment	2,130,000	2,124,000
	17,891,000	17,865,000
Less accumulated depreciation	(8,220,000)	(8,084,000)
	9,671,000	9,781,000
Deferred income taxes	2,464,000	2,476,000
	$101,168,000	$88,921,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,611,000	$2,879,000
Accrued liabilities	1,894,000	3,376,000
Income taxes	1,936,000	852,000
Deferred income taxes	15,072,000	10,474,000
Deferred subscription and other revenues	4,564,000	5,004,000
Total current liabilities	27,077,000	22,585,000

Long term liabilities
Accrued liabilities	5,600,000	5,670,000
Total long term liabilities	5,600,000	5,670,000

Commitments and contingencies (Notes 8 and 9)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 at December 31, 2010 and September 30, 2010, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	42,694,000	40,510,000
Accumulated other comprehensive income	24,028,000	18,387,000
Total shareholders' equity	68,491,000	60,666,000
	$101,168,000	$88,921,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended December 31
	2010	2009
Revenues
Advertising	$5,770,000	$5,991,000
Circulation	1,744,000	1,869,000
Advertising service fees and other	970,000	1,120,000
Information systems and services	811,000	878,000
	9,295,000	9,858,000

Costs and expenses
Salaries and employee benefits	3,449,000	4,105,000
Other outside services	763,000	820,000
Postage and delivery expenses	369,000	368,000
Newsprint and printing expenses	357,000	402,000
Depreciation and amortization	136,000	152,000
Other general and administrative expenses	1,034,000	854,000
	6,108,000	6,701,000
Income from operations	3,187,000	3,157,000
Other income and (expense)
Dividends and interest income	211,000	220,000
Interest expense	(9,000)	(9,000)
Income before taxes	3,389,000	3,368,000
Provision for income taxes	1,205,000	1,280,000
Net income	$2,184,000	$2,088,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$1.58	$1.51

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31
	2010	2009
Cash flows from operating activities
Net income	$2,184,000	$2,088,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	136,000	152,000
Deferred income taxes	(29,000)	(61,000)
Net premium amortized and discount earned on U.S. Treasury Notes and Bills and bonds	(5,000)	1,000
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(2,164,000)	1,857,000
Inventories	(6,000)	(15,000)
Prepaid expenses and other assets	(50,000)	(67,000)
Increase (decrease) in current liabilities
Accounts payable	732,000	(330,000)
Accrued liabilities	(1,552,000)	(1,225,000)
Income taxes	1,084,000	1,166,000
Deferred subscription and other revenues	(440,000)	(439,000)
Net cash provided by (used in) operating activities	(110,000)	3,127,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	13,500,000	12,000,000
Purchases of U.S. Treasury Bills	(13,496,000)	(13,540,000)
Purchases of property, plant and equipment	(26,000)	--- -
Net cash used in investing activities	(22,000)	(1,540,000)

(Decrease) Increase in cash and cash equivalents	(132,000)	1,587,000

Cash and cash equivalents
Beginning of period	3,615,000	1,425,000
End of period	$3,483,000	$3,012,000

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

Note 2 - Basis of Presentation

    In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of December 31, 2010, and of its results of operations and cash flows for the three-month periods ended December 31, 2010 and 2009. The results of operations for the three months ended December 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

    The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Note 5 - Income Taxes

    On a pretax profit of $3,389,000 and $3,368,000 for the three months ended December 31, 2010 and 2009, respectively, the Company recorded a tax provision of $1,205,000 and $1,280,000, respectively, which was lower than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction (which increased in fiscal 2011).  Consequently, the Company’s effective tax rate was 35.6% and 38% for the three months ended December 31, 2010 and 2009, respectively.   The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002 as well as for years 2008 and 2009 with regard to federal income taxes.  The Internal Revenue Service has been examining the Company’s tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.  At December 31, 2010 and September 30, 2010, the Company had a reserve of approximately $700,000 pertaining to these claimed research and development tax credits.  If these benefits are recognized, there would be an impact on the effective tax rate in the period of recognition.  Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of December 31, 2010, the Company had accrued $259,000, including an additional $9,000 during the three months ended December 31, 2010.  The Company has not accrued the penalties related to any potential assessment.

Note 6 -  Investments in U.S. Treasury Notes and Bills and Marketable Securities

    Investments in U.S. Treasury Notes and Bills and marketable securities categorized as “available-for-sale” are stated at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income.  Consequently, as of December 31, 2010 and September 30 2010, an unrealized gain of $39,935,000 and $29,655,000, respectively, net of taxes, was recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets.  The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification Topic 820.

	December 31, 2010				September 30, 2010
	(Unaudited)
	Aggregate fair value	Amortized cost basis	Pretax unrealized gains		Aggregate fair value	Amortized cost basis	Pretax unrealized gains
U.S. Treasury Notes and Bills	$13,499,000	$13,499,000	$	---	$13,499,000	$13,499,000	$	---
Marketable securities
Common stocks	53,106,000	15,501,000		37,605,000	43,005,000	15,501,000		27,504,000
Bonds	7,257,000	4,927,000		2,330,000	7,077,000	4,926,000		2,151,000
Total	$73,862,000	$33,927,000		$39,935,000	$63,581,000	$33,926,000		$29,655,000

    At December 31, 2010, the U.S. Treasury Bills had maturity dates of less than one year, and the bonds mature in 2039.   All investments are classified as “Current assets” because they are available for sale at any time.

Note 7 - Comprehensive Income

    Comprehensive income, which includes net income plus net unrealized gains (losses) on U.S. Treasury Notes and Bills and marketable securities, was $7,825,000 and $1,406,000 for the three-month periods ended December 31, 2010 and 2009, respectively.   There was an unrealized gain of $5,641,000, net of taxes, for the three-month period ended December 31, 2010 as compared to an unrealized loss of $682,000 in the prior year period.

Note 8 - Commitments

    The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2013.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable three-month periods ended December 31, 2010 and 2009 were $161,000 and $159,000, respectively.

Note 9 - Contingencies

    From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

Note 10 - Operating Segments

    Summarized financial information for the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results
	Traditional Business	Sustain	for both Segments

Three months ended December 31, 2010
Revenues	$8,484,000	$811,000	$9,295,000
Pretax income (loss)	3,676,000	(287,000)	3,389,000
Total assets	100,592,000	576,000	101,168,000
Capital expenditures	26,000	---	26,000
Depreciation and amortization	129,000	7,000	136,000
Income tax benefit (expense)	(1,320,000)	115,000	(1,205,000)
Net income (loss)	2,356,000	(172,000)	2,184,000

Three months ended December 31, 2009
Revenues	$8,980,000	$878,000	$9,858,000
Pretax income (loss)	3,608,000	(240,000)	3,368,000
Total assets	83,263,000	1,391,000	84,654,000
Capital expenditures	---	---	---
Depreciation and amortization	140,000	12,000	152,000
Income tax benefit (expense)	(1,370,000)	90,000	(1,280,000)
Net income (loss)	2,238,000	(150,000)	2,088,000

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

    During the three months ended December 31, 2010, consolidated pretax income increased by $21,000 (1%) to $3,389,000 from $3,368,000 in the prior year period.  The Company’s traditional business segment pretax profit increased by $68,000 (2%) to $3,676,000 from $3,608,000.  Revenues declined by $496,000, and costs and expenses decreased by $573,000.  Sustain’s business segment had a pretax loss of $287,000 compared to $240,000 in the prior year period primarily because of a decrease in consulting revenues from governmental agencies.

	Reportable Segments		Total Results
	Traditional Business	Sustain	for both Segments

Three months ended December 31, 2010
Revenues	$8,484,000	$811,000	$9,295,000
Pretax income (loss)	3,676,000	(287,000)	3,389,000
Income tax benefit (expense)	(1,320,000)	115,000	(1,205,000)
Net income (loss)	2,356,000	(172,000)	2,184,000

Three months ended December 31, 2009
Revenues	$8,980,000	$878,000	$9,858,000
Pretax income (loss)	3,608,000	(240,000)	3,368,000
Income tax benefit (expense)	(1,370,000)	90,000	(1,280,000)
Net income (loss)	2,238,000	(150,000)	2,088,000

    Consolidated revenues were $9,295,000 and $9,858,000 for the three months ended December 31, 2010 and 2009, respectively.  This decrease of $563,000 (6%) was primarily from decreases of $210,000 (4%) in public notice advertising revenues, $40,000 (10%) in classified advertising revenues, $46,000 (16%) in Sustain consulting revenues and $125,000 (7%) in circulation revenues, partially offset by an increase in display advertising revenues of $29,000 (4%).  Although public notice advertising revenues were down compared to the prior year period, the Company still continued to benefit from the large number of foreclosures in California and Arizona for which public notice advertising is required by law.  Sustain’s information systems and services revenues decreased by $67,000 (8%) primarily because of the decrease in consulting revenues. The Company’s revenues derived from Sustain’s operations constituted about 9% of the Company’s total revenues for both of the three months ended December 31, 2010 and 2009.

    The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 95% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 60% of the Company's total revenues. Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.  The Daily Journals accounted for about 82% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 14% of the total circulation revenues, with the other newspapers and services accounting for the balance.

    Costs and expenses decreased by $593,000 (9%) to $6,108,000 from $6,701,000.  Total personnel costs decreased by $656,000 (16%) to $3,449,000 primarily due to savings from departmental reorganizations and a reduction in the accrual for the Company’s Management Incentive Plan, partially offset by an annual salary adjustment. Other general and administrative expenses increased by $180,000 (21%) mainly because of additional legal fees.

    The Company’s expenditures for the development of new Sustain software products are significant and will materially impact overall results at least through fiscal 2011.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain’s internal development costs, which are primarily incremental costs for both employees and outside contractors, aggregated $576,000 and $588,000 for the three months ended December 31, 2010 and 2009, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.

    The traditional business segment revenues are very much dependant on the number of California and Arizona foreclosure notices.  The number of foreclosure notices decreased by 9% during the three-month period ended December 31, 2010 as compared to the prior year comparable period. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining business segment earnings in fiscal 2011.  We do not expect to experience an offsetting increase in commercial advertising as a result of this trend because of the continuing challenges in the commercial advertising business.  Sustain’s consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers, have continued to decline in the three months ended December 31, 2010 because many governments have reduced their budgets for services like those provided by Sustain.

    On a pretax profit of $3,389,000 and $3,368,000 for the three months ended December 31, 2010 and 2009, the Company recorded a tax provision of $1,205,000 and $1,280,000, respectively, which was lower than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction (which increased in fiscal 2011).  Consequently, the Company’s effective tax rate was 35.6% and 38% for the three-month period ended December 31, 2010 and 2009, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002 as well as for years 2008 and 2009 with regard to federal income taxes. The Internal Revenue Service has been examining the tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. As of December 31, 2010, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.   Net income per share increased to $1.58 from $1.51.

Liquidity and Capital Resources

    During the three months ended December 31, 2010, the Company's cash and cash equivalents, U.S. Treasury and marketable security positions increased by $10,149,000.  In February 2009, the Company took advantage of near-panic selling in the stock market and redeployed some of its cash, which had been invested in Treasury securities and was generating only nominal interest, to purchase the common stock of two Fortune 200 companies and certain bonds of a third.  So far, these investments have been very successful.  As of December 31, 2010, there were unrealized gains of $39,935,000 as compared to $29,655,000 at September 30, 2010, almost all of which were in the common stocks.

    The cash used in operating activities of $110,000 included a net decrease in deferred subscription and other revenues of $440,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities decreased by $3,237,000 during the three months ended December 31, 2010 as compared to the prior period primarily resulting from an increase in accounts receivable of $4,021,000, partially offset by an increase in accounts payable of $1,062,000.

    As of December 31, 2010, the Company had working capital of $61,956,000, including the liability for deferred subscription and other revenues of $4,564,000 which are scheduled to be earned within one year and the deferred tax liability of $15,908,000 for the unrealized gains described above.

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

    Such investments may include additional securities of the companies in which the Company has already invested, securities of other companies, government securities (including U.S. Treasury Notes and Bills) or other instruments.   The decision as to particular investments will be driven by the Company’s belief about the risk/reward profile of the various investment choices at the time, and it may utilize government securities as a default if attractive opportunities for a better return are not available. The Company’s Chairman of the Board, Charles Munger, is also the vice chairman of Berkshire Hathaway Inc., which maintains a substantial investment portfolio.  The Company’s Board of Directors utilized his judgment and suggestions, as well as those of J.P. Guerin, the Company’s vice chairman, when selecting the investments, and both of them will continue to play an important role in monitoring those investments and selecting any future investments.

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

    The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2010.

    The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements.  Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements.   We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.  There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with Sustain’s internal software development efforts; Sustain’s reliance on the time and materials professional services engagement with the California Administrative Office of the Courts for a substantial portion of its consulting revenues; an adverse outcome of the Internal Revenue Service’s audit of our past research and development tax credits; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; a decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company’s reliance on its president and chief executive officer; and changes in accounting guidance. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Item 4.  CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2010.

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

DATE: February 11, 2011