Form 10-Q
period 2011-03-31
DAILY JOURNAL CORP
filed 2011-05-13
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Large Accelerated Filer:	Accelerated Filer:
Non-accelerated Filer:	Smaller Reporting Company: X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes:            No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2011 and September 30, 2010	3

Consolidated Statements of Income -
Three months ended March 31, 2011 and 2010	4

Consolidated Statements of Income -
Six months ended March 31, 2011 and 2010	5

Consolidated Statements of Cash Flows -
Six months ended March 31, 2011 and 2010	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4 Controls and Procedures	14

Part II Other Information

Item 6. Exhibits	15

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31	September 30
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,693,000	$3,615,000
U.S. Treasury Notes and Bills	5,800,000	13,499,000
Marketable securities, including common stocks of $65,050,000 and bonds of $7,424,000 at March 31, 2011 and common stocks of $43,005,000 and bonds of $7,077,000 at September 30, 2010	72,474,000	50,082,000
Accounts receivable, less allowance for doubtful accounts of $300,000 at March 31, 2011 and September 30, 2010	7,727,000	9,209,000
Inventories	34,000	29,000
Prepaid expenses and other assets	254,000	230,000
Total current assets	91,982,000	76,664,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,837,000	12,842,000
Furniture, office equipment and computer software	2,865,000	2,899,000
Machinery and equipment	2,123,000	2,124,000
	17,825,000	17,865,000
Less accumulated depreciation	(8,274,000)	(8,084,000)
	9,551,000	9,781,000
Deferred income taxes	2,444,000	2,476,000
	$103,977,000	$88,921,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,798,000	$2,879,000
Accrued liabilities	2,540,000	3,376,000
Income taxes	728,000	852,000
Deferred income taxes	15,765,000	10,474,000
Deferred subscription and other revenues	5,262,000	5,004,000
Total current liabilities	27,093,000	22,585,000

Long term liabilities
Accrued liabilities	5,500,000	5,670,000
Total long term liabilities	5,500,000	5,670,000

Commitments and contingencies (Notes 8 and 9)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no
shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746
at March 31, 2011 and September 30, 2010, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	44,536,000	40,510,000
Accumulated other comprehensive income	25,079,000	18,387,000
Total shareholders' equity	71,384,000	60,666,000
	$103,977,000	$88,921,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31
	2011	2010
Revenues
Advertising	$5,315,000	$5,530,000
Circulation	1,642,000	1,756,000
Advertising service fees and other	816,000	926,000
Information systems and services	801,000	898,000
	8,574,000	9,110,000

Costs and expenses
Salaries and employee benefits	3,556,000	4,073,000
Other outside services	739,000	704,000
Postage and delivery expenses	345,000	357,000
Newsprint and printing expenses	342,000	358,000
Depreciation and amortization	148,000	163,000
Other general and administrative expenses	862,000	873,000
	5,992,000	6,528,000
Income from operations	2,582,000	2,582,000
Other income and (expense)
Dividends and interest income	333,000	225,000
Gain on sales of investments	1,000	--- -
Interest expense	(9,000)	(9,000)
Income before taxes	2,907,000	2,798,000
Provision for income taxes	1,065,000	1,070,000
Net income	$1,842,000	$1,728,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$1.33	$1.25

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended March 31
	2011	2010
Revenues
Advertising	$11,085,000	$11,521,000
Circulation	3,386,000	3,625,000
Advertising service fees and other	1,786,000	2,046,000
Information systems and services	1,612,000	1,776,000
	17,869,000	18,968,000

Costs and expenses
Salaries and employee benefits	7,005,000	8,178,000
Other outside services	1,502,000	1,524,000
Postage and delivery expenses	714,000	725,000
Newsprint and printing expenses	699,000	760,000
Depreciation and amortization	284,000	315,000
Other general and administrative expenses	1,896,000	1,727,000
	12,100,000	13,229,000
Income from operations	5,769,000	5,739,000
Other income and (expense)
Dividends and interest income	544,000	445,000
Gain on sales of investments	1,000	--- -
Interest expense	(18,000)	(18,000)
Income before taxes	6,296,000	6,166,000
Provision for income taxes	2,270,000	2,350,000
Net income	$4,026,000	$3,816,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$2.92	$2.76

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31
	2011	2010
Cash flows from operating activities
Net income	$4,026,000	$3,816,000
Adjustments to reconcile net income to net cash
provided by operations
Depreciation and amortization	284,000	315,000
Deferred income taxes	(12,000)	(132,000)
Net premium amortized and discount earned on U.S. Treasury Notes and Bills and bonds	(10,000)	--- -
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	1,482,000	1,662,000
Inventories	(5,000)	(10,000)
Prepaid expenses and other assets	(24,000)	(22,000)
Increase (decrease) in current liabilities
Accounts payable	(81,000)	(342,000)
Accrued liabilities	(1,006,000)	(352,000)
Income taxes	(124,000)	(134,000)
Deferred subscription and other revenues	258,000	(594,000)
Net cash provided by operating activities	4,788,000	4,207,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	36,299,000	20,140,000
Purchases of U.S. Treasury Bills	(28,590,000)	(22,678,000)
Purchases of marketable securities	(10,364,000)	--- -
Purchases of property, plant and equipment	(55,000)	(45,000)
Net cash used in investing activities	(2,710,000)	(2,583,000)

Increase in cash and cash equivalents	2,078,000	1,624,000

Cash and cash equivalents
Beginning of period	3,615,000	1,425,000
End of period	$5,693,000	$3,049,000

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

Note 2 - Basis of Presentation

     In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of March 31, 2011, and of its results of operations and cash flows for the three- and six-month periods ended March 31, 2011 and 2010. The results of operations for the six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Note 5 - Income Taxes

     On a pretax profit of $6,296,000 and $6,166,000 for the six months ended March 31, 2011 and 2010, respectively, the Company recorded a tax provision of $2,270,000 and $2,350,000, respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction (which increased in fiscal 2011).  Consequently, the Company’s effective tax rate was 36% and 38% for the six months ended March 31, 2011 and 2010, respectively.   The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002 as well as for years 2008 and 2009 with regard to federal income taxes.  The Internal Revenue Service has been examining the Company’s tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.  At March 31, 2011 and September 30, 2010, the Company had a reserve of approximately $700,000 pertaining to these claimed research and development tax credits.  If these benefits are recognized, there would be an impact on the effective tax rate in the period of recognition.  Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of March 31, 2011, the Company had accrued $268,000, including an additional $18,000 during the six months ended March 31, 2011.  The Company has not accrued the penalties related to any potential assessment.

Note 6 -  Investments in U.S. Treasury Notes and Bills and Marketable Securities

     Investments in U.S. Treasury Notes and Bills and marketable securities categorized as “available-for-sale” are stated at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income.  Consequently, as of March 31, 2011 and September 30 2010, an unrealized gain of $41,683,000 and $29,655,000, respectively, net of taxes, was recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets.  The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification Topic 820.

	March 31, 2011			September 30, 2010
	(Unaudited)
	Aggregate fair value	Amortized cost basis	Pretax unrealized gains	Aggregate fair value	Amortized cost basis	Pretax unrealized gains
U.S. Treasury Notes and Bills	$5,800,000	$5,799,000	$1,000	$13,499,000	$13,499,000	$	---
Marketable securities
Common stocks	65,050,000	25,865,000	39,185,000	43,005,000	15,501,000		27,504,000
Bonds	7,424,000	4,927,000	2,497,000	7,077,000	4,926,000		2,151,000
Total	$78,274,000	$36,591,000	$41,683,000	$63,581,000	$33,926,000		$29,655,000

     At March 31, 2011, the U.S. Treasury Bills had maturity dates of less than one year, and the bonds mature in 2039.   All investments are classified as “Current assets” because they are available for sale at any time.

Note 7 - Comprehensive Income

     Comprehensive income, which includes net income plus net unrealized gains (losses) on U.S. Treasury Notes and Bills and marketable securities, was $10,718,000 and $7,554,000 for the six-month periods ended March 31, 2011 and 2010, respectively.   There was an unrealized after-tax gain of $6,692,000 for the six-month period ended March 31, 2011 as compared to $3,738,000 in the prior year period.

Note 8 - Commitments

     The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2013.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable six-month periods ended March 31, 2011 and 2010 were $324,000 and $328,000, respectively.

Note 9 - Contingencies

    From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

Note 10 - Operating Segments

     Summarized financial information for the Company’s reportable segments is shown in the following table:

	Reportable Segments		Total Results
	Traditional Business	Sustain	for both Segments

Six months ended March 31, 2011
Revenues	$16,257,000	$1,612,000	$17,869,000
Pretax income (loss)	6,908,000	(612,000)	6,296,000
Total assets	103,076,000	901,000	103,977,000
Capital expenditures	40,000	15,000	55,000
Depreciation and amortization	270,000	14,000	284,000
Income tax benefit (expense)	(2,490,000)	220,000	(2,270,000)
Net income (loss)	4,418,000	(392,000)	4,026,000

Six months ended March 31, 2010
Revenues	$17,192,000	$1,776,000	$18,968,000
Pretax income (loss)	6,511,000	(345,000)	6,166,000
Total assets	92,716,000	1,039,000	93,755,000
Capital expenditures	45,000	---	45,000
Depreciation and amortization	287,000	28,000	315,000
Income tax benefit (expense)	(2,480,000)	130,000	(2,350,000)
Net income (loss)	4,031,000	(215,000)	3,816,000

Three months ended March 31, 2011
Revenues	$7,773,000	$801,000	$8,574,000
Pretax income (loss)	3,232,000	(325,000)	2,907,000
Total assets	103,076,000	901,000	103,977,000
Capital expenditures	14,000	15,000	29,000
Depreciation and amortization	141,000	7,000	148,000
Income tax benefit (expense)	(1,170,000)	105,000	(1,065,000)
Net income (loss)	2,062,000	(220,000)	1,842,000

Three months ended March 31, 2010
Revenues	$8,212,000	$898,000	$9,110,000
Pretax income (loss)	2,903,000	(105,000)	2,798,000
Total assets	92,716,000	1,039,000	93,755,000
Capital expenditures	45,000	---	45,000
Depreciation and amortization	147,000	16,000	163,000
Income tax benefit (expense)	(1,110,000)	40,000	(1,070,000)
Net income (loss)	1,793,000	(65,000)	1,728,000

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

     During the six months ended March 31, 2011, consolidated pretax income increased by $130,000 (2%) to $6,296,000 from $6,166,000 in the prior year period.  The Company’s traditional business segment pretax profit increased by $397,000 (6%) to $6,908,000 from $6,511,000.  Consolidated revenues declined by $1,099,000, and costs and expenses decreased by $1,129,000.  Sustain’s business segment had a pretax loss of $612,000 compared to $345,000 in the prior year period primarily because of a decrease in consulting revenues from governmental agencies.

	Reportable Segments		Total Results
	Traditional Business	Sustain	for both Segments

Six months ended March 31, 2011
Revenues	$16,257,000	$1,612,000	$17,869,000
Pretax income (loss)	6,908,000	(612,000)	6,296,000
Income tax benefit (expense)	(2,490,000)	220,000	(2,270,000)
Net income (loss)	4,418,000	(392,000)	4,026,000

Six months ended March 31, 2010
Revenues	$17,192,000	$1,776,000	$18,968,000
Pretax income (loss)	6,511,000	(345,000)	6,166,000
Income tax benefit (expense)	(2,480,000)	130,000	(2,350,000)
Net income (loss)	4,031,000	(215,000)	3,816,000

     Consolidated revenues were $17,869,000 and $18,968,000 for the six months ended March 31, 2011 and 2010, respectively.  This decrease of $1,099,000 (6%) was primarily from decreases of $275,000 (3%) in public notice advertising revenues, $96,000 (11%) in classified advertising revenues, $65,000 (4%) in display advertising revenues, $98,000 (17%) in Sustain consulting revenues and $239,000 (7%) in circulation revenues.  Although public notice advertising revenues were down compared to the prior year period, the Company still continued to benefit from the large number of foreclosures in California and Arizona for which public notice advertising is required by law.  Sustain’s information systems and services revenues decreased by $164,000 (9%) primarily because of the decrease in consulting revenues. The Company’s revenues derived from Sustain’s operations constituted about 9% of the Company’s total revenues for both of the six months ended March 31, 2011 and 2010.

     The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 94% of the total public notice advertising revenues in the first six months of fiscal 2011.  Public notice advertising revenues and related advertising and other service fees constituted about 59% of the Company's total revenues. Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.  The Daily Journals accounted for about 68% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 14% of the total circulation revenues, with the other newspapers and services accounting for the balance.  (Consolidated revenues were $8,574,000 and $9,110,000 for the three months ended March 31, 2011 and 2010, respectively.)

     Costs and expenses decreased by $1,129,000 (9%) to $12,100,000 from $13,229,000.  Total personnel costs decreased by $1,173,000 (14%) to $7,005,000 primarily due to savings from departmental reorganizations and a reduction in the long-term accrual for the Company’s Management Incentive Plan of $170,000 due to reduced consolidated pretax profits before this accrual versus an increase of $540,000 in the prior comparable period, partially offset by annual salary adjustments.  Other general and administrative expenses increased by $169,000 (10%) mainly because of additional legal fees.  (Costs and expenses were $5,992,000 and $6,528,000 for the three months ended March 31, 2011 and 2010, respectively.)  The trend of revenues and expenses was driven by the same factors for the three-month period as in the six months.

    The Company’s expenditures for the development of new Sustain software products are significant and will materially impact overall results at least through fiscal 2011.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain’s internal development costs, which are primarily incremental costs for both employees and outside contractors, aggregated $1,161,000 and $1,075,000 for the six months ended March 31, 2011 and 2010, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.

     The traditional business segment revenues are very much dependant on the number of California and Arizona foreclosure notices.  The number of foreclosure notices decreased by 10% during the six-month period ended March 31, 2011 as compared to the prior year comparable period. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining business segment earnings in fiscal 2011.  We do not expect to experience an offsetting increase in commercial advertising as a result of this trend because of the continuing challenges in the commercial advertising business.  Sustain’s consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers, have continued to decline in the six months ended March 31, 2011 because many governments have reduced their budgets for services like those provided by Sustain.

     On a pretax profit of $6,296,000 and $6,166,000 for the six months ended March 31, 2011 and 2010, the Company recorded a tax provision of $2,270,000 and $2,350,000, respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction (which increased in fiscal 2011).  Consequently, the Company’s effective tax rate was 36% and 38% for the six-month period ended March 31, 2011 and 2010, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002 as well as for years 2008 and 2009 with regard to federal income taxes. The Internal Revenue Service has been examining the tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. As of March 31, 2011, the Company had approximately $700,000 of unrecognized tax benefits, all of which would have an effective rate impact if recognized.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.   Net income per share increased to $2.92 from $2.76.

Liquidity and Capital Resources

   During the six months ended March 31, 2011, the Company's cash and cash equivalents, U.S. Treasury and marketable security positions increased by $16,771,000.  Cash and cash equivalents and U.S. Treasury Bills were used primarily for the purchase of marketable securities of $10,364,000 and capital assets of $55,000 (mostly computer software and office equipment).  In February 2009, the Company purchased shares of common stock of two Fortune 200 companies and certain bonds of a third.  During the second quarter of fiscal 2011, the Company bought shares of common stock of two foreign manufacturing companies.   As of March 31, 2011, there were unrealized pretax gains of $41,683,000 as compared to $29,655,000 at September 30, 2010, almost all of which were in the common stocks.

     The cash provided by operating activities of $4,788,000 included a net increase in deferred subscription and other revenues of $258,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $581,000 during the six months ended March 31, 2011 as compared to the prior period primarily resulting from increased net income of $210,000 and a decrease in accounts receivable of $180,000.

     As of March 31, 2011, the Company had working capital of $64,889,000, including the liability for deferred subscription and other revenues of $5,262,000 which are scheduled to be earned within one year and the deferred tax liability of $16,604,000 for the unrealized gains described above.

     The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital and expects that any such cash flows will be invested in its two businesses.  The Company also may entertain business acquisition opportunities.  Any excess cash flows will be invested as management and the Board of Directors deem appropriate at the time.

     Such investments may include additional securities of the companies in which the Company has already invested, securities of other companies, government securities (including U.S. Treasury Notes and Bills) or other instruments.   The decision as to particular investments will be driven by the Company’s belief about the risk/reward profile of the various investment choices at the time, and it may utilize government securities as a default if attractive opportunities for a better return are not available. The Company’s Chairman of the Board, Charles Munger, is also the vice chairman of Berkshire Hathaway Inc., which maintains a substantial investment portfolio.  The Company’s Board of Directors has utilized his judgment and suggestions, as well as those of J.P. Guerin, the Company’s vice chairman, when selecting investments, and both of them will continue to play an important role in monitoring existing investments and selecting any future investments.

     As noted above, however, the investments are concentrated in just five companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s stockholders’ equity and, under certain circumstances, in the recognition of losses in the Company’s income statement.

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

Item 4.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended March 31, 2011.

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

DATE: May 13, 2011