Form 10-K
period 2011-09-30
DAILY JOURNAL CORP
filed 2011-12-12
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2011

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
           Large accelerated   ☐      Accelerated filer   ☐       Non-accelerated filer   ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
       Yes   ☐      No   ☒

As of the last business day of Daily Journal Corporation’s most recently completed second fiscal quarter, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $71,745,000.

As of December 9, 2011 there were outstanding 1,380,746 shares of Common Stock of Daily Journal Corporation.

Documents incorporated by reference:   Portions of the Proxy Statement for the Annual Meeting of shareholders to be held during February 2012 are incorporated by reference into Part III.

Disclosure Regarding Forward-Looking Statements

      This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements.  Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements.   We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.  There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with Sustain’s internal software development efforts; Sustain’s reliance on the professional services engagement with California courts for a substantial portion of its consulting revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; a decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company’s reliance on its president and chief executive officer; and changes in accounting guidance. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-K, including in conjunction with the forward-looking statements themselves, and in other documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1.  Business

The Company publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer magazine, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary, supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners.  Sustain’s products are designed to help users manage electronic case files from inception to disposition, including calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions, and to enable justice agencies to extend electronic services to the public and bar members.  Essentially all of the Company’s operations are based in California, Arizona and Colorado.  Financial information of the Company and Sustain is set forth in Item 8 (“Financial Statements and Supplementary Data”).

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

The Daily Journals contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2011, the Los Angeles Daily Journal had approximately 6,200 paid subscribers and the San Francisco Daily Journal had approximately 3,000 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 9,600 at September 30, 2010.   The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 60% to subscriptions and 40% to the sale of advertising and other revenues.  Revenues from The Daily Journals constituted approximately 27% of the Company's total revenues during fiscal 2011 and 25% during fiscal 2010.

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

      The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, San Diego, Riverside and San Bernardino counties receive copies by hand delivery, and additional copies are distributed for microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $721.

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

The Inter-City Express.  The Inter-City Express (the ''Express'') has been published since 1909. It covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries both commercial and public notice advertising.  It is published each business day.

San Jose Post-Record.  The San Jose Post-Record (the ''Post-Record'') has been published since 1910. In addition to general news of local interest, the Post-Record, which is published each business day, focuses on legal and real estate news and carries commercial and public notice advertising.

Sonoma County Herald-Recorder.  The Sonoma County Herald-Recorder (the ''Herald-Recorder'') has been in existence since 1899.  This daily newspaper carries general news of local interest and is designed to be of special interest to members of the legal and real estate professions. Advertising in the Herald-Recorder consists of both public notice and commercial advertising.

Orange County Reporter.  The Orange County Reporter (''Orange Reporter'') has been an adjudicated newspaper of general circulation since 1922.  In addition to general news of local interest, the Orange Reporter reports local and state legal, business and real estate news, and carries primarily public notice advertising. The Orange Reporter is published three days a week.

San Diego Commerce.  The San Diego Commerce is a thrice-weekly newspaper which carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1970. The San Diego Commerce also serves legal and real estate professionals in San Diego County.

Business Journal.  The Business Journal, established in 1991, publishes news of general interest and provides coverage of the business and professional communities in Riverside County.  It also carries public notice advertising and is published each business day.

The Record Reporter (Arizona).  The Record Reporter has been in existence since 1914.  In addition to general news of local interest, The Record Reporter, which is published three days a week, focuses on real estate news and public record information and carries primarily public notice advertising.

Magazines.  Since 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the ''State Bar'').  The magazine was published by the Company in cooperation with the State Bar until 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is either mailed or provided in a digital version free to active members of the State Bar and other paid subscribers.

Information Services.   The specialized information services offered by the Company have grown out of its newspaper operations or have evolved in response to a desire for such services primarily from its newspaper subscribers.

The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set. Court Rules reproduces court rules for certain state and federal courts in California.  The Court Rules appear in two versions, one of which covers Northern California courts (nine volumes) and one of which covers Southern California courts (eight volumes).  The Company updates Court Rules on a monthly basis.  In addition, the Company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties.  Also, the Company publishes single-volume rules for the Federal District Court in the Central District of California and California Probate Rules.  In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The volumes are normally updated or replaced whenever there are substantial rule changes.

The Judicial Profiles services contain information concerning nearly all active and retired judges in California.  Many retired judges are available for private judging.  Most of the profiles have previously appeared in The Daily Journals as part of a regular feature.  The Judicial Profiles include biographical data and financial disclosure statements on judges and information supplied by each judge regarding the judge's policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the ten-volume set for Southern California or the eight-volume set for Northern California.

The Company also provides online foreclosure information to about 90 customers. This service primarily provides distressed property information, some of which also appears in some of the Company's newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information.

Special Online Information Services Supplementing Traditional Services.  The Company, like most modern newspapers, supplements service to Daily Journal subscribers and advertisers with an Internet-based online information service.

Advertising and Newspaper Representative.  The Company's publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 14% of the Company’s total revenues in fiscal 2011 and 13% in fiscal 2010.  Classified advertising declined in fiscal 2011 primarily due to the continued downturn in the employment advertising marketplace and competition from online employment web sites.

     Public notice advertising consists of many different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements. Many government agencies use the Company’s Internet-based advertising system to produce and send their notices to the Company.  In addition, a fictitious business name Web site enables individuals to send their statements to the Company for filing and publication.  California Newspaper Service Bureau (“CNSB”), a division of the Company, is a statewide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising.  CNSB places notices and other forms of advertising with adjudicated newspapers of general circulation, many of which are not owned by the Company.

     Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 58% of the Company's total revenues in fiscal 2011 and 59% in fiscal 2010.  Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising is placed and (iii) service fees generated when filing notices with government agencies.

     Trustee sales legal advertising revenues alone represented about 37% of the Company’s total revenues in fiscal 2011 and 40% in fiscal 2010.  These revenues were driven by the large number of foreclosure notices in California and Arizona, for which public notice advertising is required by law.  Recent fiscal years have been exceptional, and the Company does not expect public notice advertising revenues to continue at the same pace over the long term.  In addition, in many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues.

     Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, service fees for public record searches, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

     Information Systems and Services.  In 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and certain of its shareholders, and in 2008 Sustain became a wholly- owned subsidiary after additional purchases from certain of its shareholders.  Sustain software products are licensed in twelve states and two countries, and many of its clients have more than a decade of experience with the Sustain product line.  The Company’s revenues derived from Sustain’s operations constituted about 9% of the Company’s total revenues in both fiscal 2011 and 2010. Budget constraints, especially during stressful economic times, could force governmental agencies to defer or forgo consulting services or even to stop paying their annual software maintenance fees.  In recent fiscal years, Sustain has experienced a reduction in its consulting revenues at least in part due to governmental budget constraints. In fiscal 2011, approximately 23% of Sustain’s revenues came from consulting or installation projects, and approximately 77% came from license, maintenance and other service fees.

    As a technology based company, Sustain’s success depends on the continued development and improvement of its products.  The Company’s expenditures in support of the Sustain software are significant and will continue to be necessary to maintain and grow Sustain’s business, as customers demand additional functionality and Web-based products.  Sustain expensed personnel costs of $2,864,000 and $2,316,000 for the development and implementation of its Web-based case management system during fiscal 2011 and 2010, respectively.  These development and implementation costs will materially impact earnings at least through fiscal 2012.  If the Company’s development programs are not successful, it will negatively affect the Company’s ability to maximize its existing investment in the Sustain software and to compete for new opportunities in the case management software business.  However, Sustain has installed its new Web-based case management system in several courts and government agencies, and additional installations are in progress.

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

Materials and Postage

After personnel and software development costs (included in “Salaries and employee benefits” and in “Outside services” in the consolidated statements of income), postage and paper costs are typically the Company's next two largest expenses.  Paper and postage accounted for approximately 6% of our publishing segment's operating costs in both fiscal 2011 and 2010.  Paper prices may fluctuate substantially in the future, and periodic postal rate increases could significantly impact income from operations.  Further, we may not be able to pass on such increases to our customers.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices.  The price of paper increased moderately during fiscal 2011.   We anticipate the price of paper will continue to rise in fiscal 2012.

We use the U.S. Postal Service for distribution of a majority of our newspapers and magazines.During the past several years, the Company has instituted changes in an attempt to mitigate higher postage costs. These changes have included contracting for hand delivery in selected sections of the San Francisco Bay area and in Santa Clara, Alameda, San Diego, Riverside, San Bernardino, Orange and Los Angeles counties, delivering pre-sorted newspapers to the post office on pallets, which facilitates delivery and improves service, and implementing a method of bundling newspapers which reduces the per piece charges.  In addition, the Company has an ink jet labeler which eliminates paper labels and enables the Company to receive bar code discounts from the postal service on some of its newspapers.

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service.  During the past several years, the U.S. Postal Service increased rates and added new pallet/sack/tray fees.   There were decreases in the Company’s postage costs during fiscal 2011 primarily due to fewer subscribers.

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

The Company's court rules publications face competition in both the Southern California market as well as in Northern California from online court rules services and the courts themselves.  Subscriptions to the multi-volume Court Rules and Local Rules volumes continued to decline during fiscal 2011.  The Company's Judicial Profile services have direct competition and also indirect competition, because some of the same information is available through other sources, including the courts.

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

In an expanding economy, classified advertising and fictitious business name legal advertising normally increase while trustee sale legal notice advertising declines.  The reverse is normally also true, as experienced in recent fiscal years.  Because the Company’s business is concentrated in California, our advertising revenues are particularly susceptible to trends affecting California and the Western United States.

Recently, Internet sites devoted to recruitment have become significant competitors of our newspapers and web sites for classified advertising.  In addition, there has been a steady consolidation of companies serving the legal marketplace, resulting in an ever-smaller group of companies placing display advertising.  Consequently, retaining advertising revenues remains a challenge.

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

Employees

The Company has approximately 195 full-time employees and contractors and about 15 part-time employees, including about 30 employees and full-time contractors at Sustain for development and consulting projects.   The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees.  Management considers its employee relations to be good.

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

Working Capital

Traditionally, the Company has generated sufficient cash flow from operations to cover all its needs without significant borrowing.    To a very considerable extent, the Company benefits in this regard from the fact that both subscriptions and Sustain software maintenance and license fees are generally paid a year in advance.  The Company used approximately $11 million in 2011 to acquire common stocks of other companies, in hopes of generating a better return than that offered by U.S. Treasury Notes and Bills.  The aggregate market value of the securities has increased significantly providing the Company with even more working capital, subject, of course, to the normal risks associated with owning stocks and bonds.  Although the Company believes it has all of the cash that it needs for the foreseeable future, if the Company’s overall cash needs exceed cash flow from operations and its current working capital, the Company may attempt to secure additional financing which may or may not be available on acceptable terms.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

The Company owns office and printing facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2015.

The main Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, which is fully occupied by the Company.  Approximately 75% of the building is devoted to office space and the remainder to printing and production equipment and facilities.  In 2003, the Company finished building an adjacent 37,000 square foot building and parking facilities on properties it acquired in 1996 and 1998.  This building provides additional office, production and storage space, and thus the Company no longer leases certain adjacent space from a third party.  The Company occupies a major portion of this building’s first floor and will complete the build-out of the second floor as needed.

The Company leases in San Francisco approximately 6,200 square feet of office space (expiring in March 2014).  In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years’ duration.

See Note 4 of Notes to Consolidated Financial Statements for information concerning rents payable under leases.

Item 3.  Legal Proceedings

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these types of matters will have a material adverse effect on the Company’s financial position or results of operations.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the sales prices of the Company’s common stock for the periods indicated.  Quotations are as reported by the NASDAQ Capital Market.

	High	Low
Fiscal 2011
Quarter ended December 31, 2010	$74.00	$69.04
Quarter ended March 31, 2011	73.90	69.00
Quarter ended June 30, 2011	79.95	70.18
Quarter ended September 30, 2011	74.00	64.57

Fiscal 2010
Quarter ended December 31, 2008	$62.00	$52.60
Quarter ended March 31, 2009	69.77	59.20
Quarter ended June 30, 2009	75.00	66.15
Quarter ended September 30, 2009	76.96	62.54

As of December 9, 2011, there were approximately 800 holders of record of the Company’s common stock, and the last trade was at $63.68 per share.

The Company did not declare or pay any dividends during fiscal 2011 or 2010.  A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors.  The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past three fiscal years.

From time to time, the Company has purchased shares and may continue to do so.  See Note 2 of Notes to Consolidated Financial Statements for more information.  The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan.  The Company’s stock repurchase program remains in effect, but the Company did not purchase any shares during fiscal 2011.

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

During fiscal 2011, consolidated pretax income decreased by $272,000 (2%) to $12,000,000 from $12,272,000 in the prior year.   Consolidated revenues declined by $3,067,000, and costs and expenses decreased by $2,428,000.  Dividends and interest income increased by $366,000. The Company’s traditional business segment pretax profit increased by $418,000 (3%) to $13,622,000 from $13,204,000 primarily because of a reduction in personnel costs related to the Company’s Management Incentive Plan (“Incentive Plan”).  Sustain’s business segment had a pretax loss of $1,622,000 compared to $932,000 in the prior year primarily due to a decrease in consulting and support revenues from governmental agencies in part because of continuing governmental budget constraints.

	Reportable Segments
	Traditional business	Sustain	Total

Fiscal 2011
Revenues	$31,532,000	$2,981,000	$34,513,000
Pretax income (loss)	13,622,000	(1,622,000)	12,000,000
Income tax benefit (expense)	(4,735,000)	575,000	(4,160,000)
Net income (loss)	8,887,000	(1,047,000)	7,840,000

Fiscal 2010
Revenues	$34,243,000	$3,337,000	$37,580,000
Pretax income (loss)	13,204,000	(932,000)	12,272,000
Income tax benefit (expense)	(4,950,000)	350,000	(4,600,000)
Net income (loss)	8,254,000	(582,000)	7,672,000

Consolidated revenues were $34,513,000 and $37,580,000 for fiscal 2011 and 2010, respectively.  This decrease of $3,067,000 (8%) was primarily from decreases of $2,135,000 (14%) in trustee sale notice and related service fee revenues, $196,000 (11%) in classified advertising revenues, $172,000 (20%) in Sustain consulting revenues and $304,000 (4%) in circulation revenues, partially offset by an increase of $47,000 (2%) in display advertising revenues.  Although public notice advertising revenues were down compared to the prior year, the Company still continued to benefit from the large number of foreclosures in California and Arizona for which public notice advertising is required by law.  Sustain’s information systems and services revenues decreased by $356,000 (11%) primarily because of the decrease in consulting and support revenues. The Company’s revenues derived from Sustain’s operations constituted about 9% of the Company’s total revenues for both fiscal 2011 and 2010.

Costs and expenses decreased by $2,428,000 (9%) to $23,711,000 from $26,139,000.  Total personnel costs decreased by $2,530,000 (16%) to $13,473,000 primarily due to savings from departmental reorganizations and a $1,810,000 reduction in expenses related to the Incentive Plan, partially offset by annual salary adjustments.  The reduction in Incentive Plan expenses consisted of a decrease of $500,000 in the Incentive Plan accrual during fiscal 2011 due to reduced consolidated pretax profits before this accrual versus an increase of $1,310,000 in the prior year.  Newsprint and printing expenses decreased by $97,000 (7%) primarily resulting from fewer subscribers, partially offset by an increase in the price of paper.

The traditional business segment revenues are very much dependant on the number of California and Arizona foreclosure notices.  The number of foreclosure notices published by the Company decreased by 17% during fiscal 2011 as compared to the prior year. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2012.  We do not expect to experience an offsetting increase in commercial advertising as a result of this trend because of the continuing challenges in the commercial advertising business.  The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 58% of the Company's total revenues.  Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies. The Daily Journals accounted for about 83% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 14% of the total circulation revenues, with the other newspapers and services accounting for the balance.

Sustain’s consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers, continued to decline in fiscal 2011 in part because many governments have reduced their budgets for services like those provided by Sustain.  Revenues from Sustain’s new installation projects will only be recognized, if at all, upon completion and acceptance of Sustain’s services by the various customers.   The Company’s expenditures for the development of new Sustain software products are significant and will materially impact overall results at least through fiscal 2012.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain expensed personnel costs of $2,864,000 and $2,316,000 for the development and implementation of its Web-based case management system during fiscal 2011 and 2010, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.  However, Sustain has installed its new Web-based case management system in several courts and government agencies, and additional installations are in progress.

On a pretax profit of $12,000,000 and $12,272,000 for fiscal 2011 and 2010, the Company recorded a tax provision of $4,160,000 and $4,600,000, respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction (which increased in fiscal 2011).  Consequently, the Company’s effective tax rate was 34.7% and 37.5% for fiscal 2011 and 2010, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002 as well as for years 2008 and 2009 with regard to federal income taxes. The Internal Revenue Service has been examining the tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. As of September 30, 2011, the Company had approximately $700,000 of unrecognized tax benefits all of which would have an effective rate impact if recognized.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.   Net income per share increased to $5.68 from $5.56.

Liquidity and Capital Resources

During fiscal 2011, the Company's cash and cash equivalents, U.S. Treasury and marketable security positions increased by $5,078,000.  Cash and cash equivalents and U.S. Treasury Bills were used primarily for the purchase of marketable securities of $11,154,000 and capital assets of $129,000 (mostly computer software and office equipment).  In February 2009, the Company purchased shares of common stock of two Fortune 200 companies and certain bonds of a third.  During the second and the third quarters of fiscal 2011, the Company bought shares of common stock of two foreign manufacturing companies.  The investments in marketable securities, which cost approximately $31,584,000 and had a market value of about $56,116,000 at September 30 2011, generated about $1,233,000 in dividends and interest income which lowers the effective income tax rate because of the dividends received deduction.   As of September 30, 2011, there were unrealized pretax gains of $24,532,000 as compared to $29,655,000 at September 30, 2010. Most of the unrealized gains were in the common stocks.

The cash provided by operating activities of $10,317,000 included a net increase in deferred subscription and other revenues of $401,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $993,000 during fiscal 2011 as compared to the prior year primarily resulting from a decrease in accounts receivable of $2,614,000, partially offset by a decrease in accounts payable and accrued liabilities of $1,136,000.

As of September 30, 2011, the Company had working capital of $58,378,000, including the liability for deferred subscription and other revenues of $5,405,000 which are scheduled to be earned within one year and the deferred tax liability of $9,772,000 for the unrealized gains described above.

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

As noted above, however, the investments are concentrated in just five companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s stockholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement.

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

Accounting Standards Codification (“ASC”) 985-20, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, provides that costs related to the research and development of a new software product are to be expensed as incurred until the technological feasibility of the product is established.  Accordingly, costs related to the development of new Sustain software products are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized, subject to expected recoverability. In general, “technological feasibility” is achieved when the developer has established the necessary skills, hardware and technology to produce a product and a detailed program design has been (i) completed, (ii) traced to the product specifications and (iii) reviewed for high-risk development issues.

ASC 740, Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns.  This accounting guidance also prescribes recognition thresholds and measurement attributes for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.  Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.   See Note 3 of Notes to Consolidated Financial Statements for further discussion.

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP
Los Angeles, California
December 12, 2011

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS
	September 30
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$3,058,000	$3,615,000
U.S. Treasury Bills	13,100,000	13,499,000
Marketable securities, including common stocks of $48,393,000 and bonds of $7,723,000 at September 30, 2011 and common stocks of $43,005,000 and bonds of $7,077,000 at September 30, 2010	56,116,000	50,082,000
Accounts receivable, less allowance for doubtful accounts of $250,000 and $300,000 at September 30, 2011 and 2010, respectively	6,595,000	9,209,000
Inventories	44,000	29,000
Prepaid expenses and other assets	232,000	230,000
Total current assets	79,145,000	76,664,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,849,000	12,842,000
Furniture, office equipment and computer software	2,777,000	2,899,000
Machinery and equipment	2,124,000	2,124,000
	17,750,000	17,865,000
Less accumulated depreciation	(8,376,000)	(8,084,000)
	9,374,000	9,781,000
Deferred income taxes	2,297,000	2,476,000
	$90,816,000	$88,921,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,436,000	$2,879,000
Accrued liabilities	3,183,000	3,376,000
Income taxes	756,000	852,000
Deferred income taxes	8,987,000	10,474,000
Deferred subscription and other revenues	5,405,000	5,004,000
Total current liabilities	20,767,000	22,585,000

Long term liabilities
Accrued liabilities	5,170,000	5,670,000
Total long term liabilities	5,170,000	5,670,000

Commitments and contingencies (Notes 4 and 5)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 shares at September 30, 2011 and 2010, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	48,350,000	40,510,000
Accumulated other comprehensive income	14,760,000	18,387,000
Total shareholders' equity	64,879,000	60,666,000
	$90,816,000	$88,921,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	2011	2010
Revenues
Advertising	$21,337,000	$23,183,000
Circulation	6,767,000	7,071,000
Information systems and services	2,981,000	3,337,000
Advertising service fees and other	3,428,000	3,989,000
	34,513,000	37,580,000
Costs and expenses
Salaries and employee benefits	13,473,000	16,003,000
Outside services	3,168,000	3,075,000
Newsprint and printing expenses	1,382,000	1,479,000
Postage and delivery expenses	1,437,000	1,471,000
Depreciation and amortization	535,000	613,000
Other general and administrative expenses	3,716,000	3,498,000
	23,711,000	26,139,000
Income from operations	10,802,000	11,441,000
Other income and expenses
Dividends and interest income	1,233,000	867,000
Gains on sales of investments	1,000	---
Interest expense	(36,000)	(36,000)
Income before taxes	12,000,000	12,272,000
Provision for income taxes	(4,160,000)	(4,600,000)
Net income	$7,840,000	$7,672,000

Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$5.68	$5.56

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders'	Comprehensive
	Share	Amount	Capital	Earnings	Income	Stock	Equity	Income

Balance at September 30, 2009	1,447,028	$14,000	$1,839,000	$34,507,000	$20,712,000	$(1,753,000)	$55,319,000
Receipt of treasury stock upon partnership’s liquidation	(66,282)	---	(84,000)	(1,669,000)	---	1,753,000	---
Net income	---	---	---	7,672,000	---	---	7,672,000	$7,672,000
Unrealized loss on investments	---	---	---	---	(2,325,000)	---	(2,325,000)	(2,325,000)
Total comprehensive income	---	---	---	---	---	---	---	$5,347,000
Balance at September 30, 2010	1,380,746	14,000	1,755,000	40,510,000	18,387,000	---	60,666,000
Net income	---	---	---	7,840,000	---	---	7,840,000	$7,840,000
Unrealized loss on investments	---	---	---	---	(3,627,000)	---	(3,627,000)	(3,627,000)
Total comprehensive income	---	---	---	---	---	---	---	$4,213,000
Balance at September 30, 2011	1,380,746	$14,000	$1,755,000	$48,350,000	$14,760,000	$ ---	$64,879,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2011		2010
Cash flows from operating activities
Net income		$7,840,000	$7,672,000
Adjustments to reconcile net income to net cash
provided by operations
Depreciation and amortization		535,000	613,000
Deferred income taxes		189,000	(423,000)
Premium amortized (discount earned) on U.S. Treasury Bills and bonds		(13,000)	(11,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net		2,614,000	1,012,000
Inventories		(15,000)	(10,000)
Prepaid expenses and other assets		(2,000)	8,000
Increase (decrease) in current liabilities
Accounts payable		(443,000)	(334,000)
Accrued liabilities		(693,000)	1,138,000
Income taxes		(96,000)	(5,000)
Deferred subscription and other revenues		401,000	(336,000)
Net cash provided by operating activities		10,317,000	9,324,000
Cash flows from investing activities
Maturities and sales of U.S. Treasury Notes and Bills		51,199,000	38,380,000
Purchases of U.S. Treasury Notes and Bills		(50,790,000)	(45,269,000)
Purchases of marketable securities		(11,154,000)	--- _
Purchases of property, plant and equipment		(129,000)	(245,000)
Net cash used for investing activities		(10,874,000)	(7,134,000)
(Decrease) increase in cash and cash equivalents		(557,000)	2,190,000

Cash and cash equivalents
Beginning of year		3,615,000	1,425,000
End of year		$3,058,000	$3,615,000

Interest paid during year	$	---	$ ---
Income taxes paid during year		$4,042,000	$5,028,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND OPERATIONS

Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer magazine, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary, supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions, and to enable justice agencies to extend electronic services to the public and bar members. Essentially all of the Company’s operations are based in California, Arizona and Colorado.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The consolidated financial statements include the accounts of Daily Journal Corporation and its wholly-owned subsidiary, Sustain.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments:  The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in U.S. Treasury and marketable securities, all categorized as “available-for-sale” and stated at fair market value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets.  The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification Topic 820.  At September 30, 2011, the aggregate fair market value of the Company’s U.S. Treasury Bills and marketable securities was $69,216,000.  These investments had approximately $24,532,000 of net unrealized gains, consisting of gross unrealized gains of $28,983,000 and gross unrealized losses of $4,451,000 relative to the two marketable securities purchased during the year.  The U.S. Treasury Bills have maturity dates of less than one year, and the bonds have a maturity date in 2039.   The bonds are classified as “Current assets” because they are available for sale.  At September 30, 2010, the Company had U.S. Treasury Bills and marketable securities at fair market value of approximately $63,581,000, including approximately $29,655,000 of unrealized gains.

   Investment in Financial Instruments

	September 30, 2011				September 30, 2010
	Aggregate fair value	Amortized cost basis	Pretax unrealized gains		Aggregate fair value	Amortized cost basis	Pretax unrealized gains
U.S. Treasury Notes and Bills	$13,100,000	$13,100,000	$	---	$13,499,000	$13,499,000	$	---
Marketable securities
Common stocks	48,393,000	26,655,000		21,738,000	43,005,000	15,501,000		27,504,000
Bonds	7,723,000	4,929,000		2,794,000	7,077,000	4,926,000		2,151,000
Total	$69,216,000	$44,684,000		$24,532,000	$63,581,000	$33,926,000		$29,655,000

As of September 30, 2011, the Company performed separate evaluations for impaired equity securities to determine if the unrealized losses were other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers.  The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management objectives and securities portfolio objectives.  Based on the results of the evaluations, the Company concluded that as of September 30, 2011, the unrealized losses related to equity securities were temporary.

Comprehensive Income: Comprehensive income, which includes net income plus net unrealized gains (losses) on U.S. Treasury and marketable securities, was $4,213,000 and $5,347,000 for the fiscal years ended September 30, 2011 and 2010, respectively.   There was an unrealized loss of $3,627,000, net of taxes, for fiscal year ended September 30, 2011 as compared to a net unrealized loss of $2,325,000 in the prior year.

Inventories:  Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current market value.

Income taxes:  The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of the assets and liabilities.  The  Company  records  liabilities  related  to  uncertain  tax  positions  in  accordance  with  FASB ASC 740.

Property, plant and equipment:  Property, plant and equipment are carried on the basis of cost.  Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years.  At September 30, 2011, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment.  Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter.  Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes.

Significant expenditures which extend the useful lives of existing assets are capitalized.  Maintenance and repair costs are expensed as incurred.  Gains or losses on dispositions of assets are reflected in current earnings.

Sustain Software:  The Company is continuing its internal Sustain software development efforts. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.  In general, “technological feasibility” is achieved when the developer has established the necessary skills, hardware and technology to produce a product and a detailed program design has been (i) completed, (ii) traced to the product specifications and (iii) reviewed for high-risk development issues. If these developments are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. Sustain expensed personnel costs of $2,864,000 and $2,316,000 for the development and implementation of its Web-based case management system during fiscal 2011 and 2010, respectively.  These development and implementation costs will materially impact earnings at least through fiscal 2012.

Revenue Recognition:  Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term.  Advertising revenues are recognized when advertisements are published and are net of commissions.

The Company recognizes revenues from both the lease and sale of software products in accordance with ASC Topic 985-605 Software Revenue Recognition.  Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are recognized normally upon delivery, installation or acceptance pursuant to a signed agreement.  Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period.  Consulting and other services are recognized upon acceptance by the customers.

Management Incentive Plan:  In fiscal 1987 the Company implemented a Management Incentive Plan that entitles a participant to participate in pre-tax earnings of the Company.  In 2003 the Company modified the Plan to provide participants with three different types of non-negotiable incentive certificates based on the nature of the particular participants’ responsibilities.  Each certificate entitles the participant to a specified share of the applicable pre-tax earnings in the year of grant and to receive the same percentage of pre-tax earnings in each of the next nine years provided they remain with the Company or are in retirement after working for the Company to age 65.  If a participant dies while any of his or her certificates remain outstanding, future payments under those certificates will be made to the deceased participant’s beneficiaries.  Certificate interests entitled participants to receive 3.55% and 3.60% (amounting to $548,480 and $616,850, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and extraordinary items, 5.73% and 3.02% (amounting to $0 for both years) for Sustain and 8.2% and 8.2% (amounting to $1,090,760 and $1,284,640, respectively) for Daily Journal consolidated in fiscal 2011 and 2010.  One major participant in the Plan is over 65 but not retired, and the Company has accrued $5,170,000 for the Plan’s future commitment, which includes a decrease in fiscal 2011 of $500,000 due to reduced consolidated pretax profits before the expenses for the Plan.

Treasury stock and net income per common share:  Prior to June 2010, the Company owned 66,282 of the 599,409 units of a limited partnership that had no known liabilities and owned as its sole asset 599,409 shares of common stock of Daily Journal Corporation.  This investment was considered treasury stock and was excluded from the calculation of weighted average shares.  In June 2010, the Company received 66,282 shares of common stock of the Company as a liquidating distribution from the limited partnership. The total cost of the investment was therefore reclassified by an adjustment to Common Stock, Additional Paid-in Capital and Retained Earnings.  In addition, the number of outstanding shares of the Company was reduced by these 66,282 shares to reflect the actual number of outstanding shares as of September 30, 2010.  The net income per common share is based on the weighted average number of shares outstanding during each year.  The shares used in the calculation were 1,380,746 for both fiscal 2011 and 2010.  The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

Impairment of Long-Lived Assets:  The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value.  There were no such impairments identified during fiscal 2011 and 2010.

Accounting Standards Adopted in 2011:  In October 2009 the FASB amended the accounting standards applicable to revenue recognition for multiple deliverable revenue arrangements for both software and non-software elements.  The Company adopted this guidance on a prospective basis on October 1, 2010 and therefore applied it to relevant revenue arrangements originating or materially modified on or after that date.  Its adoption of this new accounting guidance did not have a significant impact on the timing and pattern of revenue recognition when applied to multiple element arrangements.

New Accounting Pronouncement: In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  ASU 2011-05 is effective for the Company in October 2011 and will be applied retrospectively.  The Company believes the adoption of ASU 2011-05 will only provide a different presentation of its comprehensive income.

3.  INCOME TAXES

The provision for income taxes consists of the following:

	2011	2010
Current:
Federal	$3,069,000	$3,936,000
State	902,000	1,087,000
	3,971,000	5,023,000
Deferred:
Federal	162,000	(352,000)
State	27,000	(71,000)
	189,000	(423,000)
	$4,160,000	$4,600,000

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2011	2010

Statutory federal income tax rate	34.1%	34.1%
State franchise taxes (net of federal tax benefit)	5.8	5.8
Other, primarily dividends received deduction and domestic production activity deduction	(5.2)	(2.4)
Effective tax rate	34.7%	37.5%

At September 30, 2011, the Company’s deferred income tax liabilities were comprised of the following:

	2011	2010
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$2,307,000	$2,497,000
Bad debt reserves not yet deductible	100,000	120,000
Depreciation and amortization	369,000	348,000
Other	306,000	306,000
Total deferred tax assets	3,082,000	3,271,000

Deferred tax liabilities attributable to:
Unrealized gains on investments	(9,772,000)	(11,269,000)
Net deferred income taxes	$(6,690,000)	$(7,998,000)

The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002 as well as for years 2008 and 2009 with regards to federal income taxes.  The Internal Revenue Service has been examining the Company’s tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.  At September 30, 2011 and 2010, the Company had a reserve of approximately $700,000 pertaining to these claimed research and development tax credits.  If these benefits are recognized, there would be an impact on the effective tax rate in the period of recognition.  Interest accrued related to unrecognized tax benefits is recorded as interest expense, and as of September 30, 2011 and 2010, the Company had accrued $286,000 and $250,000, respectively, including an additional $36,000 during each of fiscal 2011 and 2010. The Company has not accrued the penalties related to any potential assessment.

4.   COMMITMENTS

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2015.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for the fiscal years 2011 and 2010 were $631,000 and $650,000, respectively.

Company’s future obligations under its operating leases
	2012	2013	2014	2015 and after	Total

Obligations under operating leases	$340,000	$275,000	$244,000	$3,000	$862,000

5.   CONTINGENCIES

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

6.  OPERATING SEGMENTS

The Company has two segments of business.  The Company’s reportable segments are (i) the traditional business and (ii) Sustain. The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements.  Inter-segment transactions were eliminated. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional business	Sustain	Total

2011
Revenues	$31,532,000	$2,981,000	$34,513,000
Pretax income (loss)	13,622,000	(1,622,000)	12,000,000
Income tax benefit (expense)	(4,735,000)	575,000	(4,160,000)
Net income (loss)	8,887,000	(1,047,000)	7,840,000
Total assets	89,797,000	1,019,000	90,816,000
Capital expenditures	105,000	24,000	129,000
Depreciation and amortization	504,000	31,000	535,000

2010
Revenues	$34,243,000	$3,337,000	$37,580,000
Pretax income (loss)	13,204,000	(932,000)	12,272,000
Income tax benefit (expense)	(4,950,000)	350,000	(4,600,000)
Net income (loss)	8,254,000	(582,000)	7,672,000
Total assets	88,135,000	786,000	88,921,000
Capital expenditures	232,000	13,000	245,000
Depreciation and amortization	566,000	47,000	613,000

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (ii) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934.  Under the supervision and with the participation Mr. Salzman, we evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation under that framework and applicable Securities and Exchange Commission rules, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended September 30, 2011.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions "Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for Annual Meeting of Shareholders to be held on or about February 1, 2012 (the "Proxy Statement"), is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, Chief Financial Officer and Controller.  The Company’s Code of Ethics has been filed as Exhibit 14 hereto.

Item 11.   Executive Compensation

The information set forth under the captions "Executive Compensation" and "Corporate Governance" in the Proxy Statement is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption "Corporate Governance" in the Proxy Statement is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information set forth under the caption "Other Matters Regarding Independent Registered Public Accounting Firm" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2011 and 2010
Consolidated Statements of Income for the years ended September 30, 2011 and 2010
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010
Notes to Consolidated Financial Statements
(2)	Exhibits
3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)
3.2	Amended and Restated Bylaws of Daily Journal Corporation. (†)
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

14	Daily Journal Corporation Code of Ethics. (†)
21	Daily Journal Corporation’s List of Subsidiaries.
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(†)	Filed as an Exhibit to the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 15, 2009.
(a)	Filed as an Appendix to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on December 30, 2008.
(‡)	Management Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

	By:	/s/ Gerald L. Salzman
Gerald L. Salzman
President
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Date: December 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles T. Munger	Chairman of the Board	December 12, 2011
Charles T. Munger
/s/ Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	December 12, 2011
Gerald L. Salzman
/s/ J. P. Guerin	Director	December 12, 2011
J. P. Guerin
Director
George C. Good
Director
Peter Kaufman

EXHIBIT INDEX

3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)
3.2	Amended and Restated Bylaws of Daily Journal Corporation. (†)
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

14	Daily Journal Corporation Code of Ethics. (†)
21	Daily Journal Corporation’s List of Subsidiaries.
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

(†)	Filed as an Exhibit to the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 15, 2009.
(a)	Filed as an Appendix to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on December 30, 2008.
(‡)	Management Compensatory Plan.
*
XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.