Form 10-Q
period 2011-12-31
DAILY JOURNAL CORP
filed 2012-02-10
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Large Accelerated Filer:	Accelerated Filer:
Non-accelerated Filer:	Smaller Reporting Company: X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes:            No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2012
Common Stock, par value $ .01 per share	1,380,746 shares

1 of 13

DAILY JOURNAL CORPORATION

INDEX

		Page Nos.

PART I	Financial Information

	Item 1. Financial Statements

	Consolidated Balance Sheets -
	December 31, 2011 and September 30, 2011	3

	Consolidated Statements of Income -
	Three months ended December 31, 2011 and 2010	4

	Consolidated Statements of Cash Flows -
	Three months ended December 31, 2011 and 2010	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management's Discussion and Analysis of	9
	Financial Condition and Results of Operations

	Item 4. Controls and Procedures	12

Part II	Other Information

	Item 6. Exhibits	13

2 of 13

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31	September 30
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,603,000	$3,058,000
U.S. Treasury Bills	500,000	13,100,000
Marketable securities, including common stocks of $68,697,000 and bonds of $7,516,000 at December 31, 2011 and common stocks of $48,393,000 and bonds of $7,723,000 at September 30, 2011	76,213,000	56,116,000
Accounts receivable, less allowance for doubtful accounts of $287,500 and $300,000 at December 31, 2011 and September 30, 2011, respectively	6,510,000	6,595,000
Inventories	39,000	44,000
Prepaid expenses and other assets	328,000	232,000
Total current assets	86,193,000	79,145,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,937,000	12,849,000
Furniture, office equipment and computer software	2,777,000	2,777,000
Machinery and equipment	2,133,000	2,124,000
	17,847,000	17,750,000
Less accumulated depreciation	(8,478,000)	(8,376,000)
	9,369,000	9,374,000
Deferred income taxes	2,204,000	2,297,000
	$97,766,000	$90,816,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,656,000	$2,436,000
Accrued liabilities	1,806,000	3,183,000
Income taxes	1,457,000	756,000
Deferred income taxes	11,589,000	8,987,000
Deferred subscription and other revenues	4,824,000	5,405,000
Total current liabilities	22,332,000	20,767,000

Long term liabilities
Accrued liabilities	4,930,000	5,170,000
Total long term liabilities	4,930,000	5,170,000

Commitments and contingencies (Notes 8 and 9)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 at December 31, 2011 and September 30, 2011, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	50,056,000	48,350,000
Accumulated other comprehensive income	18,679,000	14,760,000
Total shareholders' equity	70,504,000	64,879,000
	$97,766,000	$90,816,000

See accompanying Notes to Consolidated Financial Statements

3 of 13

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended December 31
	2011	2010
Revenues
Advertising	$4,832,000	$5,770,000
Circulation	1,671,000	1,744,000
Advertising service fees and other	709,000	970,000
Information systems and services	708,000	811,000
	7,920,000	9,295,000

Costs and expenses
Salaries and employee benefits	3,317,000	3,449,000
Other outside services	704,000	763,000
Postage and delivery expenses	345,000	369,000
Newsprint and printing expenses	357,000	357,000
Depreciation and amortization	119,000	136,000
Other general and administrative expenses	818,000	1,034,000
	5,660,000	6,108,000
Income from operations	2,260,000	3,187,000
Other income and (expense)
Dividends and interest income	326,000	211,000
Interest expense	-	(9,000)
Income before taxes	2,586,000	3,389,000
Provision for income taxes	880,000	1,205,000
Net income	$1,706,000	$2,184,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$1.24	$1.58

See accompanying Notes to Consolidated Financial Statements.

4 of 13

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31
	2011	2010
Cash flows from operating activities
Net income	$1,706,000	$2,184,000
Adjustments to reconcile net income to net cash provided by (used in) operations
Depreciation and amortization	119,000	136,000
Deferred income taxes	99,000	(29,000)
Net premium amortized and discount earned on bonds and U.S. Treasury Bills	(1,000)	(5,000)
Changes in assets and liabilities
Decrease (increase) in current assets
Accounts receivable, net	85,000	(2,164,000)
Inventories	5,000	(6,000)
Prepaid expenses and other assets	(96,000)	(50,000)
Increase (decrease) in current liabilities
Accounts payable	220,000	732,000
Accrued liabilities	(1,617,000)	(1,552,000)
Income taxes	701,000	1,084,000
Deferred subscription and other revenues	(581,000)	(440,000)
Net cash provided by (used in) operating activities	640,000	(110,000)

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	12,600,000	13,500,000
Purchases of U.S. Treasury Bills	--- -	(13,496,000)
Purchases of marketable securities	(13,581,000)	--- -
Purchases of property, plant and equipment	(114,000)	(26,000)
Net cash used in investing activities	(1,095,000)	(22,000)

Decrease in cash and cash equivalents	(455,000)	(132,000)

Cash and cash equivalents
Beginning of period	3,058,000	3,615,000
End of period	$2,603,000	$3,483,000

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

Note 2 - Basis of Presentation

     In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of December 31, 2011, and of its results of operations and cash flows for the three-month periods ended December 31, 2011 and 2010. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year.

    The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

6 of 13

Note 5 - Income Taxes

     On a pretax profit of $2,586,000 and $3,389,000 for the three months ended December 31, 2011 and 2010, respectively, the Company recorded a tax provision of $880,000 and $1,205,000 respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction (which increased in fiscal 2011).  Consequently, the Company’s effective tax rate was 34.03% and 35.56% for the three months ended December 31, 2011 and 2010, respectively.   The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002 as well as for years 2008 and 2009 with regard to federal income taxes.  The Internal Revenue Service has been examining the Company’s tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.  At December 31, 2011 and September 30, 2011, the Company had a reserve of approximately $700,000 pertaining to these claimed research and development tax credits.  If these benefits are recognized, there would be an impact on the effective tax rate in the period of recognition.  Interest accrued related to unrecognized tax benefits is recorded as interest expense and as of December 31, 2011, the Company had accrued $286,000.  The Company has not accrued the penalties related to any potential assessment.

Note 6 -  Investments in U.S. Treasury Notes and Bills and Marketable Securities

     Investments in U.S. Treasury Bills and marketable securities categorized as “available-for-sale” are stated at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income.  Consequently, as of December 31, 2011 and September 30, 2011, an unrealized gain of $31,047,000 (consisting of gross unrealized gains of $34,742,000 and gross unrealized losses of $3,695,000) and $24,532,000 (consisting of gross unrealized gains of $28,983,000 and gross unrealized losses of $4,451,000), respectively, net of taxes, was recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets.  The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification Topic 820.

	December 31, 2011				September 30, 2011
	(Unaudited)
	Aggregate fair value	Amortized cost basis	Pretax unrealized gains		Aggregate fair value	Amortized cost basis	Pretax unrealized gains
U.S. Treasury Bills	$500,000	$500,000	$	---	$13,100,000	$13,100,000	$	---
Marketable securities
Common stocks	68,697,000	40,236,000		28,461,000	48,393,000	26,655,000		21,738,000
Bonds	7,516,000	4,930,000		2,586,000	7,723,000	4,929,000		2,794,000
Total	$76,713,000	$45,666,000		$31,047,000	$69,216,000	$44,684,000		$24,532,000

     At December 31, 2011, the U.S. Treasury Bills had maturity dates of less than one year, and the bonds mature in 2039.   All investments are classified as “Current assets” because they are available for sale at any time.

     As of December 31, 2011, the Company performed separate evaluations for impaired equity securities to determine if the unrealized losses were other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers.  The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management objectives and securities portfolio objectives.  Based on the results of the evaluations, the Company concluded that as of December 31, 2011, the unrealized losses related to equity securities were temporary.

7 of 13

Note 7 - Comprehensive Income

     Comprehensive income, which includes net income plus net unrealized gains (losses) on U.S. Treasury Bills and marketable securities, was $5,625,000 and $7,825,000 for the three-month periods ended December 31, 2011 and 2010, respectively.   There was an unrealized after-tax gain of $3,919,000 for the three-month period ended December 31, 2011 as compared to $5,641,000 in the prior year period.

Note 8 - Commitments

     The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2015.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable three-month periods ended December 31, 2011 and 2010 were $124,000 and $161,000, respectively.

Note 9 - Contingencies

    From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial position or results of operations.

Note 10 - Operating Segments

     Summarized financial information for the Company’s reportable segments is shown in the following table:

	Reportable segments
	Traditional business	Sustain	Total

Three months ended December 31, 2011
Revenues	$7,212,000	$708,000	$7,920,000
Pretax income (loss)	3,030,000	(444,000)	2,586,000
Income tax benefit (expense)	(1,030,000)	150,000	(880,000)
Net income (loss)	2,000,000	(294,000)	1,706,000
Total assets	97,035,000	731,000	97,766,000
Capital expenditures	114,000	---	114,000
Depreciation and amortization	113,000	6,000	119,000

Three months ended December 31, 2010
Revenues	$8,484,000	$811,000	$9,295,000
Pretax income (loss)	3,676,000	(287,000)	3,389,000
Income tax benefit (expense)	(1,320,000)	115,000	(1,205,000)
Net income (loss)	2,356,000	(172,000)	2,184,000
Total assets	100,592,000	576,000	101,168,000
Capital expenditures	26,000	---	26,000
Depreciation and amortization	129,000	7,000	136,000

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

     During the three months ended December 31, 2011, consolidated pretax income decreased by $803,000 (24%) to $2,586,000 from $3,389,000 in the prior year period. Consolidated revenues declined by $1,375,000, and costs and expenses decreased by $448,000.  Dividends and interest income increased by $115,000. The Company’s traditional business segment pretax profit decreased by $646,000 (18%) to $3,030,000 from $3,676,000 primarily because of a reduction in trustee sale notice and related service fee revenues.  Sustain’s business segment had a pretax loss of $444,000 compared to $287,000 in the prior year period primarily due to a decrease in consulting and support revenues from governmental agencies, reflecting in part continuing governmental budget constraints.

	Reportable segments
	Traditional business	Sustain	Total

Three months ended December 31, 2011
Revenues	$7,212,000	$708,000	$7,920,000
Pretax income (loss)	3,030,000	(444,000)	2,586,000
Income tax benefit (expense)	(1,030,000)	150,000	(880,000)
Net income (loss)	2,000,000	(294,000)	1,706,000

Three months ended December 31, 2010
Revenues	$8,484,000	$811,000	$9,295,000
Pretax income (loss)	3,676,000	(287,000)	3,389,000
Income tax benefit (expense)	(1,320,000)	115,000	(1,205,000)
Net income (loss)	2,356,000	(172,000)	2,184,000

    Consolidated revenues were $7,920,000 and $9,295,000 for the three months ended December 31, 2011 and 2010, respectively.  This decrease of $1,375,000 (15%) was primarily from decreases of $1,031,000 (27%) in trustee sale notice and related service fee revenues, $69,000 (14%) in government notice revenues, $31,000 (3%) in legal advertising notice and service fees, $20,000 (6%) in classified advertising revenues, $37,000 (5%) in display advertising revenues, $73,000 (4%) in circulation revenues, and $99,000 (42%) in Sustain consulting revenues.  Although public notice advertising revenues were down compared to the prior year period, the Company still continued to benefit from the large number of foreclosures in California and Arizona for which public notice advertising is required by law.  Sustain’s information systems and services revenues decreased by $103,000 (13%) primarily because of the decrease in consulting and support revenues.  The Company’s revenues derived from Sustain’s operations constituted about 9% of the Company’s total revenues for both of the three months ended December 31, 2011 and 2010.

     Costs and expenses decreased by $448,000 (7%) to $5,660,000 from $6,108,000.  Total personnel costs decreased by $132,000 (4%) to $3,317,000 primarily due to a $170,000 reduction in expenses related to the Company’s Management Incentive Plan (“Incentive Plan”) partially offset by annual salary adjustments.  The reduction in Incentive Plan expenses consisted of a decrease of $240,000 in the Incentive Plan accrual during the three months ended December 31, 2011 due to reduced consolidated pretax profits before this accrual versus a decrease of $70,000 in the prior year period.   Other general and administrative expenses decreased by $216,000 (21%) primarily resulting from reduced professional service fees.

9 of 13

     The traditional business segment revenues are very much dependant on the number of California and Arizona foreclosure notices.  The number of foreclosure notices published by the Company decreased by 26% during three months ended December 31, 2011 as compared to the prior year period. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2012.  We do not expect to experience an offsetting increase in commercial advertising as a result of this trend because of the continuing challenges in the commercial advertising business.  The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues.  Public notice advertising revenues and related advertising and other service fees constituted about 56% of the Company's total revenues.  Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies. The Daily Journals accounted for about 83% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 13% of the total circulation revenues, with the other newspapers and services accounting for the balance.

     Sustain’s consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers, continued to decline in the three months ended December 31, 2011 in part because many governments have reduced their budgets for services like those provided by Sustain.  Revenues from Sustain’s new installation projects will only be recognized, if at all, upon completion and acceptance of Sustain’s services by the various customers.   The Company’s expenditures for the development of new Sustain software products are significant and will materially impact overall results at least through fiscal 2012.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain expensed personnel costs of $973,000 and $894,000 for the development and implementation of its Web-based case management system during the three months ended December 31, 2011 and 2010, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.  However, Sustain recently has installed its Web-based case management system in several courts and government agencies, and additional installations are in progress.

     On a pretax profit of $2,586,000 and $3,389,000 for the three months ended December 31, 2011 and 2010, respectively, the Company recorded a tax provision of $880,000 and $1,205,000, respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction. Consequently, the Company’s effective tax rate was 34.03% and 35.56% for the three months ended December 31, 2011 and 2010, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2002 as well as for years 2008 and 2009 with regard to federal income taxes. The Internal Revenue Service has been examining the tax returns for years 2002 to 2007 and has proposed an assessment that, if upheld, would result in disallowance of about $700,000 of previously claimed research and development credits. As of December 31, 2011, the Company had approximately $700,000 of unrecognized tax benefits all of which would have an effective rate impact if recognized.  The Company is continuing to contest the issue in the United States Tax Court, and the ultimate resolution of this dispute cannot be ascertained at this time.   Net income per share decreased to $1.24 from $1.58.

10 of 13

Liquidity and Capital Resources

     During the three months ended December 31, 2011, the Company's cash and cash equivalents, U.S. Treasury and marketable security positions increased by $7,042,000.  Cash and cash equivalents and U.S. Treasury Bills were used primarily for the purchase of marketable securities of $13,581,000 and capital assets of $114,000 (mostly computer software and office equipment).  In February 2009, the Company purchased shares of common stock of two Fortune 200 companies and certain bonds of a third, and during the second and the third quarters of fiscal 2011, the Company bought shares of common stock of two foreign manufacturing companies.  During the first quarter of fiscal 2012, the Company bought shares of common stock of another Fortune 200 company.  The investments in marketable securities, which cost approximately $45,166,000 and had a market value of about $76,213,000 at December 31, 2011, generated about $326,000 in dividends and interest income during the three months ended December 31, 2011, which lowers the effective income tax rate because of the dividends received deduction.  As of December 31, 2011, there were unrealized pretax gains of $31,047,000 as compared to $24,532,000 at September 30, 2011. Most of the unrealized gains were in the common stocks.

    The cash provided by operating activities of $640,000 included a net decrease in deferred subscription and other revenues of $581,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities increased by $750,000 during the three months ended December 31, 2011 as compared to the prior year period primarily resulting from the decreases in accounts receivable of $2,249,000, partially offset by the decreases in accounts payable of $512,000 and net income of $478,000.

     As of December 31, 2011, the Company had working capital of $63,861,000, including the liability for deferred subscription and other revenues of $4,824,000 which are scheduled to be earned within one year, and the deferred tax liability of $12,368,000 for the unrealized gains described above.

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

     As noted above, however, the investments are concentrated in just six companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement.

11 of 13

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

 The Company’s critical accounting policies are detailed in its Annual Report on Form 10K for the year ended September 30, 2011.  The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

      This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements.  Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements.  We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.  There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with Sustain’s internal software development efforts; Sustain’s reliance on the professional services engagement with California courts for a substantial portion of its consulting revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; a decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company’s reliance on its president and chief executive officer; and changes in accounting guidance. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 4.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2011.

12 of 13

PART II

Item 6.  EXHIBITS

31	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
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

DATE: February 10, 2012

13 of 13