Form 10-Q
period 2012-03-31
DAILY JOURNAL CORP
filed 2012-05-11
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012
 or
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _____________________

Commission File Number 0-14665

DAILY JOURNAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	95-4133299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

915 East First Street Los Angeles, California (Address of principal executive offices)	90012-4050 (Zip code)

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
Non-accelerated Filer:                                           Smaller Reporting Company:  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes:            No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class Common Stock, par value $ .01 per share	Outstanding at April 30, 2012 1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

Page Nos.
PART I Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
March 31, 2012 and September 30, 2011	3

Condensed Consolidated Statements of Comprehensive Income -
Three months ended March 31, 2012 and 2011	4

Condensed Consolidated Statements of Comprehensive Income -
Six months ended March 31, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows -
Six months ended March 31, 2012 and 2011	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4. Controls and Procedures	15

Part II Other Information

Item 6. Exhibits	16

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,878,000	$3,058,000
U.S. Treasury Bills	500,000	13,100,000
Marketable securities, including common stocks of $89,998,000 and bonds of $7,688,000 at March 31, 2012 and common stocks of $48,393,000 and bonds of $7,723,000 at September 30, 2011	97,686,000	56,116,000
Accounts receivable, less allowance for doubtful accounts of $225,000 and $250,000 at March 31, 2012 and September 30, 2011, respectively	4,666,000	6,595,000
Inventories	31,000	44,000
Prepaid expenses and other assets	308,000	232,000
Total current assets	109,069,000	79,145,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,818,000	12,849,000
Furniture, office equipment and computer software	2,433,000	2,777,000
Machinery and equipment	2,073,000	2,124,000
	17,324,000	17,750,000
Less accumulated depreciation	(7,895,000)	(8,376,000)
	9,429,000	9,374,000
Deferred income taxes	2,116,000	2,297,000
	$120,614,000	$90,816,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,082,000	$2,436,000
Accrued liabilities	2,328,000	3,183,000
Income taxes	321,000	756,000
Deferred income taxes	20,166,000	8,987,000
Deferred subscription and other revenues	5,548,000	5,405,000
Total current liabilities	30,445,000	20,767,000

Long term liabilities
Accrued liabilities	4,700,000	5,170,000
Total long term liabilities	4,700,000	5,170,000

Commitments and contingencies (Notes 8 and 9)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 at March 31, 2012 and September 30, 2011, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	52,100,000	48,350,000
Accumulated other comprehensive income	31,600,000	14,760,000
Total shareholders' equity	85,469,000	64,879,000
	$120,614,000	$90,816,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31
	2012	2011
Revenues
Advertising	$4,876,000	$5,315,000
Circulation	1,630,000	1,642,000
Advertising service fees and other	810,000	816,000
Information systems and services	750,000	801,000
	8,066,000	8,574,000

Costs and expenses
Salaries and employee benefits	3,533,000	3,556,000
Other outside services	759,000	739,000
Postage and delivery expenses	335,000	345,000
Newsprint and printing expenses	306,000	342,000
Dpreciation and amortization	126,000	148,000
Other general and administrative expenses	823,000	862,000
	5,882,000	5,992,000
Income from operations	2,184,000	2,582,000
Other income and (expense)
Dividends and interest income	517,000	333,000
Interest expense reversal (expense)	66,000	(9,000)
Gains on sales of capital assets/investments	7,000	1,000
Income before taxes	2,774,000	2,907,000
Provision for income taxes	730,000	1,065,000
Net income	$2,044,000	$1,842,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$1.48	$1.33

Comprehensive income
Net income	$2,044,000	$1,842,000
Unrealized gains on investments (net of taxes)	12,921,000	1,051,000
	$14,965,000	$2,893,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six months ended March 31
	2012	2011
Revenues
Advertising	$9,708,000	$11,085,000
Circulation	3,301,000	3,386,000
Advertising service fees and other	1,519,000	1,786,000
Information systems and services	1,458,000	1,612,000
	15,986,000	17,869,000

Costs and expenses
Salaries and employee benefits	6,850,000	7,005,000
Other outside services	1,463,000	1,502,000
Postage and delivery expenses	680,000	714,000
Newsprint and printing expenses	663,000	699,000
Depreciation and amortization	245,000	284,000
Other general and administrative expenses	1,641,000	1,896,000
	11,542,000	12,100,000
Income from operations	4,444,000	5,769,000
Other income and (expense)
Dividends and interest income	843,000	544,000
Interest expense reversal (expense)	66,000	(18,000)
Gains on sales of capital assets/investments	7,000	1,000
Income before taxes	5,360,000	6,296,000
Provision for income taxes	1,610,000	2,270,000
Net income	$3,750,000	$4,026,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$2.72	$2.92

Comprehensive income
Net income	$3,750,000	$4,026,000
Unrealized gains on investments (net of taxes)	16,840,000	6,692,000
	$20,590,000	$10,718,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31
	2012	2011
Cash flows from operating activities
Net income	$3,750,000	$4,026,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	245,000	284,000
Deferred income taxes	212,000	(12,000)
Net premium amortized and discount earned on bonds and U.S. Treasury Bills	(1,000)	(10,000)
Changes in assets and liabilities
Decrease (increase) in current assets
Accounts receivable, net	1,929,000	1,482,000
Inventories	13,000	(5,000)
Prepaid expenses and other assets	(76,000)	(24,000)
Increase (decrease) in current liabilities
Accounts payable	(354,000)	(81,000)
Accrued liabilities	(1,325,000)	(1,006,000)
Income taxes	(435,000)	(124,000)
Deferred subscription and other revenues	143,000	258,000
Net cash provided by operating activities	4,101,000	4,788,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	13,100,000	36,299,000
Purchases of U.S. Treasury Bills	(500,000)	(28,590,000)
Purchases of marketable securities	(13,581,000)	(10,364,000)
Purchases of property, plant and equipment	(300,000)	(55,000)
Net cash used in investing activities	(1,281,000)	(2,710,000)

Increase in cash and cash equivalents	2,820,000	2,078,000

Cash and cash equivalents
Beginning of period	3,058,000	3,615,000
End of period	$5,878,000	$5,693,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of March 31, 2012, and of its results of operations and cash flows for the three- and six-month periods ended March 31, 2012 and 2011. The results of operations for the six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - New Accounting Pronouncements

On January 1, 2012, the Company adopted the Financial Accounting Standards Board’s Accounting Standards Update (ASU) No. 2011-04, an amendment to ASC 820, “Fair Value Measurement”, to achieve common fair value measurement and disclosure requirements in GAAP and IFRS. The ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2012 the Company adopted early the Financial Accounting Standards Board’s Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) -- Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This adoption provides only a different presentation of the Company’s comprehensive income and has no impact on its financial statements.

Note 4 - Basic and Diluted Income Per Share

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

Note 6 - Income Taxes

On a pretax profit of $5,360,000 and $6,296,000 for the six months ended March 31, 2012 and 2011, respectively, the Company recorded a tax provision of $1,610,000 and $2,270,000 respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction. In addition, the Company reached an agreement with the Internal Revenue Service in March 2012 to settle the Company’s previously claimed research and development credits in its tax returns for the years 2002 to 2007. As a result, the Company’s previously recorded provision for this matter of approximately $700,000 was reduced by $282,000, and the interest expense accrual for this matter of $286,000 was reduced by $66,000. Consequently, the Company’s effective tax rate was 30.04% and 36.05% for the six months ended March 31, 2012 and 2011, respectively. The Company files federal income tax returns in the United States and with various state jurisdictions, and it is no longer subject to examinations for the years before 2010 with regard to federal income taxes.

Note 7 - Investments in U.S. Treasury Notes and Bills and Marketable Securities

Investments in U.S. Treasury Bills and marketable securities categorized as “available-for-sale” are stated at fair value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income”. As of March 31, 2012 and September 30, 2011, an unrealized gain of $52,520,000 (consisting of gross unrealized gains of $54,961,000 and gross unrealized losses of $2,441,000) and $24,532,000 (consisting of gross unrealized gains of $28,983,000 and gross unrealized losses of $4,451,000), respectively, net of taxes, was recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification Topic 820.

	March 31, 2012				September 30, 2011
	(Unaudited)
	Aggregate fair value	Amortized cost basis	Pretax unrealized gains		Aggregate fair value	Amortized cost basis	Pretax unrealized gains
U.S. Treasury Bills	$500,000	$500,000	$	---	$13,100,000	$13,100,000	$	---
Marketable securities
Common stocks	89,998,000	40,236,000		49,762,000	48,393,000	26,655,000		21,738,000
Bonds	7,688,000	4,930,000		2,758,000	7,723,000	4,929,000		2,794,000
Total	$98,186,000	$45,666,000		$52,520,000	$69,216,000	$44,684,000		$24,532,000

At March 31, 2012, the U.S. Treasury Bills had maturity dates of less than one year, and the bonds mature in 2039.   All investments are classified as “Current assets” because they are available for sale at any time.

As of March 31, 2012, the Company performed separate evaluations for impaired equity securities to determine if the unrealized losses were other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management objectives and securities portfolio objectives. Based on the results of the evaluations, the Company concluded that as of March 31, 2012, the unrealized losses related to equity securities were temporary.

Note 8 - Commitments

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2015. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for comparable six-month periods ended March 31, 2012 and 2011 were $244,000 and $324,000, respectively.

Note 9 - Contingencies

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial position or results of operations.

Note 10 - Operating Segments

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Reportable segments
	Traditional business	Sustain	Total

Six months ended March 31, 2012
Revenues	$14,528,000	$1,458,000	$15,986,000
Pretax income (loss)	6,333,000	(973,000)	5,360,000
Income tax benefit (expense)	(2,235,000)	625,000	(1,610,000)
Net income (loss)	4,098,000	(348,000)	3,750,000
Total assets	119,440,000	1,174,000	120,614,000
Capital expenditures	291,000	9,000	300,000
Depreciation and amortization	231,000	14,000	245,000

Six months ended March 31, 2011
Revenues	$16,257,000	$1,612,000	$17,869,000
Pretax income (loss)	6,908,000	(612,000)	6,296,000
Income tax benefit (expense)	(2,490,000)	220,000	(2,270,000)
Net income (loss)	4,418,000	(392,000)	4,026,000
Total assets	103,076,000	901,000	103,977,000
Capital expenditures	40,000	15,000	55,000
Depreciation and amortization	270,000	14,000	284,000

Three months ended March 31, 2012
Revenues	$7,316,000	$750,000	$8,066,000
Pretax income (loss)	3,303,000	(529,000)	2,774,000
Income tax benefit (expense)	(1,205,000)	475,000	(730,000)
Net income (loss)	2,098,000	(54,000)	2,044,000
Total assets	119,440,000	1,174,000	120,614,000
Capital expenditures	177,000	9,000	186,000
Depreciation and amortization	118,000	8,000	126,000

Three months ended March 31, 2011
Revenues	$7,773,000	$801,000	$8,574,000
Pretax income (loss)	3,232,000	(325,000)	2,907,000
Income tax benefit (expense)	(1,170,000)	105,000	(1,065,000)
Net income (loss)	2,062,000	(220,000)	1,842,000
Total assets	103,076,000	901,000	103,977,000
Capital expenditures	14,000	15,000	29,000
Depreciation and amortization	141,000	7,000	148,000

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

During the six months ended March 31, 2012, consolidated pretax income decreased by $936,000 (15%) to $5,360,000 from $6,296,000 in the prior year period. Consolidated revenues declined by $1,883,000, and costs and expenses decreased by $558,000. Dividends and interest income increased by $299,000. The Company’s traditional business segment pretax profit decreased by $575,000 (8%) to $6,333,000 from $6,908,000 primarily because of a reduction in trustee sale notice and related service fee revenues. Sustain’s business segment had a pretax loss of $973,000 compared to $612,000 in the prior year period primarily due to a decrease in consulting and support revenues from governmental agencies, reflecting in part continuing governmental budget constraints. Comprehensive income includes net income and net unrealized gains on investments, net of taxes.

Comprehensive Income

	Six months ended March 31
	2012	2011

Net income	$3,750,000	$4,026,000
Unrealized gains on investments (net of taxes)	16,840,000	6,692,000
Comprehensive income	$20,590,000	$10,718,000
___________________________________

Financial Information for the Company’s Reportable Segments

	Traditional business	Sustain	Total
Six months ended March 31, 2012
Revenues	$14,528,000	$1,458,000	$15,986,000
Pretax income (loss)	6,333,000	(973,000)	5,360,000
Income tax benefit (expense)	(2,235,000)	625,000	(1,610,000)
Net income (loss)	4,098,000	(348,000)	3,750,000

Six months ended March 31, 2011
Revenues	$16,257,000	$1,612,000	$17,869,000
Pretax income (loss)	6,908,000	(612,000)	6,296,000
Income tax benefit (expense)	(2,490,000)	220,000	(2,270,000)
Net income (loss)	4,418,000	(392,000)	4,026,000

Consolidated revenues were $15,986,000 and $17,869,000 for the six months ended March 31, 2012 and 2011, respectively. This decrease of $1,883,000 (11%) was primarily from decreases of $1,587,000 (22%) in trustee sale notice and related service fee revenues, $60,000 (6%) in government notice revenues, $22,000 (3%) in classified advertising revenues, $26,000 (2%) in display advertising revenues, $85,000 (3%) in circulation revenues and $147,000 (32%) in Sustain consulting revenues, partially offset by increases of $51,000 in legal advertising notice and service fees. Although public notice advertising revenues were down compared to the prior year period, the Company still continued to benefit from the large number of foreclosures in California and Arizona for which public notice advertising is required by law. Sustain’s information systems and services revenues decreased by $154,000 (10%) primarily because of the decrease in consulting and support revenues. The Company’s revenues derived from Sustain’s operations constituted about 9% of the Company’s total revenues for both of the six months ended March 31, 2012 and 2011. (Consolidated revenues were $8,066,000 and $8,574,000 for the three months ended March 31, 2012 and 2011, respectively.)

Costs and expenses decreased by $558,000 (5%) to $11,542,000 from $12,100,000. Total personnel costs decreased by $155,000 (2%) to $6,850,000 primarily due to a $300,000 reduction in expenses related to the Company’s Management Incentive Plan (“Incentive Plan”) partially offset by annual salary adjustments. The reduction in Incentive Plan expenses consisted of a decrease of $470,000 in the Incentive Plan accrual during the six months ended March 31, 2012 due to reduced consolidated pretax profits before this accrual versus a decrease of $170,000 in the prior year period. Other general and administrative expenses decreased by $255,000 (13%) primarily resulting from reduced professional service fees. (Costs and expenses were $5,882,000 and $5,992,000 for the three months ended March 31, 2012 and 2011, respectively.) This trend of revenues and expenses was driven by the same factors for the three-month period as in the six-month period.

The traditional business segment revenues are very much dependant on the number of California and Arizona foreclosure notices. The number of foreclosure notices published by the Company decreased by 21% during six months ended March 31, 2012 as compared to the prior year period. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2012. We do not expect to experience an offsetting increase in commercial advertising as a result of this trend because of the continuing challenges in the commercial advertising business. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues in the six-month period. Public notice advertising revenues and related advertising and other service fees constituted about 56% of the Company's total revenues during this period. Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies. The Daily Journals accounted for about 84% of the Company's total circulation revenues in the six-month period. The court rule and judicial profile services generated about 13% of the total circulation revenues during this period, with the other newspapers and services accounting for the balance.

Sustain’s consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers, continued to decline in the six months ended March 31, 2012 in part because many governments have reduced their budgets for services like those provided by Sustain. Revenues from Sustain’s new installation projects will only be recognized, if at all, upon completion and acceptance of Sustain’s services by the various customers. The Company’s expenditures for the development of new Sustain software products are significant and will materially impact overall results at least through fiscal 2012. These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery. Sustain expensed personnel costs of $2,059,000 and $1,833,000 for the development and implementation of its Web-based case management system during the six months ended March 31, 2012 and 2011, respectively. If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business. However, Sustain recently has installed its Web-based case management system in several courts and government agencies, and additional installations are in progress. Sustain expects to receive license fees on account of these installations, but because license fee revenue is recognized over the term of the license, these fees will not have a material impact on Sustain’s earnings in the short-term.

On a pretax profit of $5,360,000 and $6,296,000 for the six months ended March 31, 2012 and 2011, respectively, the Company recorded a tax provision of $1,610,000 and $2,270,000 respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction. In addition, the Company reached an agreement with the Internal Revenue Service in March 2012 to settle the Company’s previously claimed research and development credits in its tax returns for the years 2002 to 2007. As a result, the Company’s previously recorded provision for this matter of approximately $700,000 was reduced by $282,000, and the interest expense accrual for this matter of $286,000 was reduced by $66,000. Consequently, the Company’s effective tax rate was 30.04% and 36.05% for the six months ended March 31, 2012 and 2011, respectively. The Company files federal income tax returns in the United States and with various state jurisdictions, and it is no longer subject to examinations for the years before 2010 with regard to federal income taxes. Net income per share decreased to $2.72 from $2.92.

Liquidity and Capital Resources

During the six months ended March 31, 2012, the Company's cash and cash equivalents, U.S. Treasury Bills and marketable security positions increased by $31,790,000. Cash and cash equivalents and U.S. Treasury Bills were used primarily for the purchase of marketable securities of $13,581,000 and capital assets of $300,000 (mostly computer software and office equipment). In February 2009, the Company purchased shares of common stock of two Fortune 200 companies and certain bonds of a third, and during the second and the third quarters of fiscal 2011, the Company bought shares of common stock of two foreign manufacturing companies. During the first quarter of fiscal 2012, the Company bought shares of common stock of another Fortune 200 company. The investments in marketable securities, which cost approximately $45,166,000 and had a market value of about $97,686,000 at March 31, 2012, generated approximately $843,000 in dividends and interest income during the six months ended March 31, 2012, which lowers the effective income tax rate because of the dividends received deduction. As of March 31, 2012, there were unrealized pretax gains of $52,520,000 as compared to $24,532,000 at September 30, 2011. Most of the unrealized gains were in the common stocks.

The cash provided by operating activities of $4,101,000 included a net increase in deferred subscription and other revenues of $143,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered. Cash flows from operating activities decreased by $687,000 during the six months ended March 31, 2012 as compared to the prior year period primarily resulting from the decreases in accrued liabilities and accounts payable of $592,000 and net income of $276,000, partially offset by the decreases in accounts receivable of $447,000.

As of March 31, 2012, the Company had working capital of $78,624,000, including the liability for deferred subscription and other revenues of $5,548,000 which are scheduled to be earned within one year, and the deferred tax liability of $20,920,000 for the unrealized gains described above.

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

The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2011. The above discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with Sustain’s internal software development efforts; Sustain’s reliance on the professional services engagement with California courts for a substantial portion of its consulting revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; a decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; and declines in the market prices of the Company’s investments. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure. There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended March 31, 2012.

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

**
XBRLInformation is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

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

DATE: May 11, 2012