Form 10-Q
period 2012-06-30
DAILY JOURNAL CORP
filed 2012-08-10
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large Accelerated Filer:	Accelerated Filer:
Non-accelerated Filer:	Smaller Reporting Company: X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes:            No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, par value $ .01 per share	1,380,746 shares

1 of 16

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2012 and September 30, 2011	3

Condensed Consolidated Statements of Comprehensive Income - Three months ended June 30, 2012 and 2011	4

Condensed Consolidated Statements of Comprehensive Income - Nine months ended June 30, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows - Nine months ended June 30, 2012 and 2011	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4. Controls and Procedures	15

Part II Other Information

Item 6. Exhibits	16

2 of 16

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2012	September 30 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,999,000	$3,058,000
U.S. Treasury Bills	2,800,000	13,100,000
Marketable securities, including common stocks of $86,869,000 and bonds of $7,962,000 at June 30, 2012 and common stocks of $48,393,000 and bonds of $7,723,000 at September 30, 2011	94,831,000	56,116,000
Accounts receivable, less allowance for doubtful accounts of $212,500 and $250,000 at June 30, 2012 and September 30, 2011, respectively	5,359,000	6,595,000
Inventories	38,000	44,000
Prepaid expenses and other assets	244,000	232,000
Total current assets	106,271,000	79,145,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,818,000	12,849,000
Furniture, office equipment and computer software	2,485,000	2,777,000
Machinery and equipment	2,073,000	2,124,000
	17,376,000	17,750,000
Less accumulated depreciation	(8,021,000)	(8,376,000)
	9,355,000	9,374,000
Deferred income taxes	2,030,000	2,297,000
	$117,656,000	$90,816,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,089,000	$2,436,000
Accrued liabilities	2,940,000	3,183,000
Income taxes	578,000	756,000
Deferred income taxes	17,897,000	8,987,000
Deferred subscription and other revenues	5,665,000	5,405,000
Total current liabilities	29,169,000	20,767,000

Long term liabilities
Accrued liabilities	4,500,000	5,170,000
Total long term liabilities	4,500,000	5,170,000

Commitments and contingencies (Notes 8 and 9)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 at June 30, 2012 and September 30, 2011, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	52,308,000	48,350,000
Accumulated other comprehensive income	29,910,000	14,760,000
Total shareholders' equity	83,987,000	64,879,000
	$117,656,000	$90,816,000

See accompanying Notes to Consolidated Financial Statements

3 of 16

DAILY JOURNAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30
	2012	2011
Revenues
Advertising	$4,897,000	$5,271,000
Circulation	1,630,000	1,695,000
Advertising service fees and other	769,000	827,000
Information systems and services	835,000	706,000
	8,131,000	8,499,000

Costs and expenses
Salaries and employee benefits	3,473,000	3,414,000
Other outside services	733,000	774,000
Postage and delivery expenses	360,000	370,000
Newsprint and printing expenses	360,000	354,000
Depreciation and amortization	126,000	124,000
Other general and administrative expenses	845,000	859,000
	5,897,000	5,895,000
Income from operations	2,234,000	2,604,000
Other income and (expense)
Dividends and interest income	608,000	326,000
Interest expense	(4,000)	(9,000)
Gains on sales of capital assets/investments	-	-
Other-than-temporary impairment losses on investments	(2,855,000)	---
(Loss) income before taxes	(17,000)	2,921,000
(Benefit from) provision for income taxes	(225,000)	1,030,000
Net income	$208,000	$1,891,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$.15	$1.37

Comprehensive income (loss)
Net income	$208,000	$1,891,000
Net change in unrealized appreciation of investments (net of taxes)	(3,410,000)	(4,169,000)
Other-than-temporary impairment losses recognized in net income (net of taxes)	1,720,000	---
Comprehensive loss	$(1,482,000)	$(2,278,000)

See accompanying Notes to Consolidated Financial Statements.

4 of 16

DAILY JOURNAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine months ended June 30
	2012	2011
Revenues
Advertising	$14,605,000	$16,356,000
Circulation	4,931,000	5,081,000
Advertising service fees and other	2,288,000	2,613,000
Information systems and services	2,293,000	2,318,000
	24,117,000	26,368,000

Costs and expenses
Salaries and employee benefits	10,323,000	10,419,000
Other outside services	2,196,000	2,276,000
Postage and delivery expenses	1,040,000	1,084,000
Newsprint and printing expenses	1,023,000	1,053,000
Depreciation and amortization	371,000	408,000
Other general and administrative expenses	2,486,000	2,755,000
	17,439,000	17,995,000
Income from operations	6,678,000	8,373,000
Other income and (expense)
Dividends and interest income	1,451,000	870,000
Interest expense reversal (expense)	62,000	(27,000)
Gains on sales of capital assets/investments	7,000	1,000
Other-than-temporary impairment losses on investments	(2,855,000)	---
Income before taxes	5,343,000	9,217,000
Provision for income taxes	1,385,000	3,300,000
Net income	$3,958,000	$5,917,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$2.87	$4.29

Comprehensive income
Net income	$3,958,000	$5,917,000
Net change in unrealized appreciation of investments (net of taxes)	13,430,000	2,523,000
Other-than-temporary impairment losses recognized in net income (net of taxes)	1,720,000	---
Comprehensive income	$19,108,000	$8,440,000

See accompanying Notes to Consolidated Financial Statements.

5 of 16

DAILY JOURNAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30
	2012	2011
Cash flows from operating activities
Net income	$3,958,000	$5,917,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	371,000	408,000
Deferred income taxes	(851,000)	29,000
Net premium amortized and discount earned on bonds and U.S. Treasury Bills	(3,000)	(12,000)
Other-than-temporary impairment losses on investments ($1,720,000 net of taxes)	2,855,000	---
Changes in assets and liabilities
Decrease (increase) in current assets
Accounts receivable, net	1,236,000	1,337,000
Inventories	6,000	(11,000)
Prepaid expenses and other assets	(12,000)	1,000
Increase (decrease) in current liabilities
Accounts payable	(347,000)	80,000
Accrued liabilities	(913,000)	(560,000)
Income taxes	(178,000)	123,000
Deferred subscription and other revenues	260,000	(12,000)
Net cash provided by operating activities	6,382,000	7,300,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	14,600,000	42,099,000
Purchases of U.S. Treasury Bills	(4,299,000)	(37,690,000)
Purchases of marketable securities	(16,390,000)	(11,154,000)
Purchases of property, plant and equipment	(352,000)	(74,000)
Net cash used in investing activities	(6,441,000)	(6,819,000)

(Decrease) increase in cash and cash equivalents	(59,000)	481,000

Cash and cash equivalents
Beginning of period	3,058,000	3,615,000
End of period	$2,999,000	$4,096,000

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

Note 2 - Basis of Presentation

     In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of June 30, 2012, and of its results of operations and cash flows for the three- and nine-month periods ended June 30, 2012 and 2011. The results of operations for the nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

    The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAPP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Note 3 - New Accounting Pronouncements

On January 1, 2012, the Company adopted the Financial Accounting Standards Board’s Accounting Standards Update (ASU) No. 2011-04, an amendment to ASC 820, “Fair Value Measurement”, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (FRS).  The ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

7 of 16

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

Note 6 - Income Taxes

     On a pretax profit of $5,343,000 and $9,217,000 for the nine months ended June 30, 2012 and 2011, respectively, the Company recorded a tax provision of $1,385,000 and $3,300,000 respectively, which was lower in each case than the amount computed using the statutory rate because of (i) the tax benefits of $1,135,000 from the other-than-temporary impairment losses on investments of $2,855,000, and (ii) the available dividends received deduction and the domestic production activity deduction.  In addition, the Company reached an agreement with the Internal Revenue Service in March 2012 to settle the Company’s previously claimed research and development credits in its tax returns for the years 2002 to 2007.  As a result, the Company’s previously recorded provision for this matter of approximately $700,000 was reduced by $282,000, and the interest expense accrual for this matter of $286,000 was reduced by $62,000.  Consequently, the Company’s effective tax rate was about 26% and 36% for the nine months ended June 30, 2012 and 2011, respectively.   The Company files federal income tax returns in the United States and with various state jurisdictions, and it is no longer subject to examinations for the years before 2010 with regard to federal income taxes.

Note 7 -  Investments in U.S. Treasury Notes and Bills and Marketable Securities

     Investments in U.S. Treasury Bills and marketable securities categorized as “available-for-sale” are stated at fair value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income”.  As of June 30, 2012 and September 30, 2011, an unrealized gain of $49,710,000 (consisting of gross unrealized gains of $50,990,000 and gross unrealized losses of $1,280,000) and $24,532,000 (consisting of gross unrealized gains of $28,983,000 and gross unrealized losses of $4,451,000), respectively, net of taxes, was recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.  The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification Topic 820.

8 of 16

Investments in equity securities and securities with fixed maturities as of June 30, 2012 and September 30, 2011 are summarized by type below.

	June 30, 2012				September 30, 2011
	(Unaudited)
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains		Aggregate fair value	Amortized cost basis	Pretax unrealized gains
U.S. Treasury Bills	$2,800,000	$2,800,000	$	---	$13,100,000	$13,100,000	$	---
Marketable securities
Common stocks	86,869,000	40,190,000		46,679,000	48,393,000	26,655,000		21,738,000
Bonds	7,962,000	4,931,000		3,031,000	7,723,000	4,929,000		2,794,000
Total	$97,631,000	$47,921,000		$49,710,000	$69,216,000	$44,684,000		$24,532,000

    At June 30, 2012, the U.S. Treasury Bills had maturity dates of less than one year, and the bonds mature in 2039.   All investments are classified as “Current assets” because they are available for sale at any time.

   As of June 30, 2012, the Company performed separate evaluations for impaired equity securities to determine if the unrealized losses were other-than-temporary. This evaluation considered a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers.  The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management and portfolio objectives.  Based on the results of the evaluations, the Company concluded that as of June 30, 2012, the unrealized losses related to the marketable securities of one issuer were other-than-temporary and recorded impairment losses of $2,855,000 ($1,720,000 net of taxes).  This does not necessarily indicate the loss in value of these securities is permanent. U.S. GAAP requires that the Company recognize other-than-temporary impairment losses in earnings rather than in accumulated comprehensive income when the security prices remain below cost for a period of time that may be deemed excessive even in instances where the Company possesses the ability and intent to hold the security.

Note 8 - Commitments

     The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases, which expire at various dates through 2015.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable nine-month periods ended June 30, 2012 and 2011 were $349,000 and $480,000, respectively.

Note 9 - Contingencies

    From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial position or results of operations.

9 of 16

Note 10 - Operating Segments

     Summarized financial information for the Company’s reportable segments is shown in the following table:
	Reportable segments
	Traditional business	Sustain	Total

Nine months ended June 30, 2012
Revenues	$21,824,000	$2,293,000	$24,117,000
Income (loss) from operations	8,133,000	(1,455,000)	6,678,000
Other-than-temporary impairment losses on investments	2,855,000	---	2,855,000
Pretax income (loss)	6,791,000	(1,448,000)	5,343,000
Income tax (expense) benefit	(2,135,000)	750,000	(1,385,000)
Net income (loss)	4,656,000	(698,000)	3,958,000
Total assets	116,344,000	1,312,000	117,656,000
Capital expenditures	312,000	40,000	352,000
Depreciation and amortization	349,000	22,000	371,000

Nine months ended June 30, 2011
Revenues	$24,050,000	$2,318,000	$26,368,000
Income (loss) from operations	9,475,000	(1,102,000)	8,373,000
Pretax income (loss)	10,319,000	(1,102,000)	9,217,000
Income tax (expense) benefit	(3,705,000)	405,000	(3,300,000)
Net income (loss)	6,614,000	(697,000)	5,917,000
Total assets	99,605,000	758,000	100,363,000
Capital expenditures	51,000	23,000	74,000
Depreciation and amortization	387,000	21,000	408,000

Three months ended June 30, 2012
Revenues	$7,296,000	$835,000	$8,131,000
Income (loss) from operations	2,709,000	(475,000)	2,234,000
Other-than-temporary impairment losses on investments	2,855,000	---	2,855,000
Pretax income (loss)	458,000	(475,000)	(17,000)
Income tax benefit	100,000	125,000	225,000
Net income (loss)	558,000	(350,000)	208,000
Total assets	116,344,000	1,312,000	117,656,000
Capital expenditures	21,000	31,000	52,000
Depreciation and amortization	118,000	8,000	126,000

Three months ended June 30, 2011
Revenues	$7,793,000	$706,000	$8,499,000
Income (loss) from operations	3,094,000	(490,000)	2,604,000
Pretax income (loss)	3,411,000	(490,000)	2,921,000
Income tax (expense) benefit	(1,215,000)	185,000	(1,030,000)
Net income (loss)	2,196,000	(305,000)	1,891,000
Total assets	99,605,000	758,000	100,363,000
Capital expenditures	11,000	8,000	19,000
Depreciation and amortization	117,000	7,000	124,000

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

During the nine months ended June 30, 2012, consolidated pretax income decreased by $3,874,000 (42%) to $5,343,000 from $9,217,000 in the prior year period, primarily resulting from the recording of the other-than-temporary impairment losses on investments of $2,855,000 and a reduction in trustee sale notice and related service fee revenues of $1,982,000, partially offset by a reduction in its operating costs and expenses of $556,000 and an increase in dividends and interest income of $581,000.  The write-down on the investment does not necessarily indicate the loss in value is permanent.  Security prices may remain below cost for a period of time that may be deemed excessive from the standpoint of interpreting existing accounting rules, even though other factors suggest that the prices will eventually recover. As a result, accounting regulations require that the Company recognize other-than-temporary impairment losses like these in earnings rather than in accumulated comprehensive income even in instances where the Company may strongly believe that the market price of the impaired security will recover to at least its original cost and where the Company possesses the ability and intent to hold the security until at least that time.

The Company’s traditional business segment income from operations decreased by $1,342,000 (14%) to $8,133,000 from $9,475,000 primarily because of the reduction in trustee sale notice and related service fee revenues of $1,982,000 partially offset by the reduction in its operating costs and expenses of $884,000. Sustain’s business segment had a pretax loss of $1,448,000 compared to $1,102,000 in the prior year period primarily due to a decrease in consulting and support revenues from governmental agencies, reflecting in part continuing governmental budget constraints and an increase in personnel costs.

Comprehensive income includes net income and net unrealized gains on investments, net of taxes.

Comprehensive Income

	Nine months ended June 30
	2012	2011

Net income	$3,958,000	$5,917,000
Net change in unrealized appreciation of investments (net of taxes)	13,430,000	2,523,000
Other-than-temporary impairment losses recognized in net income (net of taxes)	1,720,000	---
Comprehensive income	$19,108,000	$8,440,000

11 of 16

Financial Information for the Company’s Reportable Segments
	Traditional business	Sustain	Total
Nine months ended June 30, 2012
Revenues	$21,824,000	$2,293,000	$24,117,000
Income (loss) from operations	8,133,000	(1,455,000)	6,678,000
Other-than-temporary impairment losses on investments	2,855,000	---	2,855,000
Pretax income (loss)	6,791,000	(1,448,000)	5,343,000
Income tax (expense) benefit	(2,135,000)	750,000	(1,385,000)
Net income (loss)	4,656,000	(698,000)	3,958,000

Nine months ended June 30, 2011
Revenues	$24,050,000	$2,318,000	$26,368,000
Income (loss) from operations	9,475,000	(1,102,000)	8,373,000
Pretax income (loss)	10,319,000	(1,102,000)	9,217,000
Income tax (expense) benefit	(3,705,000)	405,000	(3,300,000)
Net income (loss)	6,614,000	(697,000)	5,917,000

Consolidated revenues were $24,117,000 and $26,368,000 for the nine months ended June 30, 2012 and 2011, respectively.  This decrease of $2,251,000 (9%) was primarily from decreases of $1,982,000 (20%) in trustee sale notice and related service fee revenues and $150,000 (3%) in circulation revenues.  Although public notice advertising revenues were down compared to the prior year period, the Company still continued to benefit from the large number of foreclosures in California and Arizona for which public notice advertising is required by law.  Sustain’s information systems and services revenues decreased by $25,000 (1%) primarily because of the decrease in consulting and support revenues.  The Company’s revenues derived from Sustain’s operations constituted about 10% and 9% of the Company’s total revenues for the nine months ended June 30, 2012 and 2011, respectively.  (Consolidated revenues were $8,131,000 and $8,499,000 for the three months ended June 30, 2012 and 2011, respectively.)

Operating costs and expenses decreased by $556,000 (3%) to $17,439,000 from $17,995,000.  Total personnel costs decreased by $96,000 (1%) to $10,323,000 primarily due to a $380,000 reduction in expenses related to the Company’s Management Incentive Plan (“Incentive Plan”) partially offset by annual salary adjustments.  The reduction in Incentive Plan expenses consisted of a decrease of $670,000 in the Incentive Plan accrual during the nine months ended June 30, 2012 due to reduced consolidated pretax profits before this accrual versus a decrease of $290,000 in the prior year period.  Other general and administrative expenses decreased by $269,000 (10%) primarily resulting from reduced professional service fees and rents for primarily the San Francisco office.  (Operating costs and expenses were $5,897,000 and $5,895,000 for the three months ended June 30, 2012 and 2011, respectively.)  This trend of revenues and expenses was driven by the same factors for the three-month period as in the nine-month period.

12 of 16

The traditional business segment revenues are very much dependant on the number of California and Arizona foreclosure notices.  The number of foreclosure notices published by the Company decreased by 20% during nine months ended June 30, 2012 as compared to the prior year period. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2012.  We do not expect to experience an offsetting increase in commercial advertising as a result of this trend because of the continuing challenges in the commercial advertising business.  The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues in the nine-month period.  Public notice advertising revenues and related advertising and other service fees constituted about 56% of the Company's total revenues during this period.  Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time.  Furthermore, a California appeals court recently ruled that the Company’s newspaper in one California county was not properly adjudicated.  The Company is appealing that decision.  However, if more of the Company’s newspapers were to have their adjudications revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.  Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies. The Daily Journals accounted for about 84% of the Company's total circulation revenues in the nine-month period.  The court rule and judicial profile services generated about 13% of the total circulation revenues during this period, with the other newspapers and services accounting for the balance.

Sustain’s consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers, continued to decline in the nine months ended June 30, 2012 in part because many governments have reduced their budgets for services like those provided by Sustain.  Revenues from Sustain’s new installation projects will only be recognized, if at all, upon completion and acceptance of Sustain’s services by the various customers. The Company’s expenditures for the development of new Sustain software products are significant and will materially impact overall results at least through fiscal 2012.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain expensed personnel costs of $3,125,000 and $2,776,000 for the development and implementation of its Web-based case management system during the nine months ended June 30, 2012 and 2011, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.  However, Sustain recently has installed its Web-based case management system in several courts and government agencies, and additional installations are in progress.  Sustain expects to receive license fees on account of these installations, but because license fee revenue is recognized over the term of the license, these fees will not have a material impact on Sustain’s earnings in the short-term.

On a pretax profit of $5,343,000 and $9,217,000 for the nine months ended June 30, 2012 and 2011, respectively, the Company recorded a tax provision of $1,385,000 and $3,300,000 respectively, which was lower in each case than the amount computed using the statutory rate because of (i) the tax benefits of $1,135,000 from the other-than-temporary impairment losses on investments of $2,855,000, and (ii) the available dividends received deduction and the domestic production activity deduction.  In addition, the Company reached an agreement with the Internal Revenue Service in March 2012 to settle the Company’s previously claimed research and development credits in its tax returns for the years 2002 to 2007.  As a result, the Company’s previously recorded provision for this matter of approximately $700,000 was reduced by $282,000, and the interest expense accrual for this matter of $286,000 was reduced by $62,000.  Consequently, the Company’s effective tax rate was about 26% and 36% for the nine months ended June 30, 2012 and 2011, respectively. The Company files federal income tax returns in the United States and with various state jurisdictions, and it is no longer subject to examinations for the years before 2010 with regard to federal income taxes.   Net income per share decreased to $2.87 from $4.29, primarily due to the recording of the after-tax impairment losses on investments of $1,720,000.

13 of 16

Liquidity and Capital Resources

     During the nine months ended June 30, 2012, the Company's cash and cash equivalents, U.S. Treasury Bills and marketable security positions increased by $28,356,000.  Cash and cash equivalents and U.S. Treasury Bills were used primarily for the purchase of marketable securities of $16,390,000 and capital assets of $352,000 (mostly computer software and office equipment).  In February 2009, the Company purchased shares of common stock of two Fortune 200 companies and certain bonds of a third, and during the second and the third quarters of fiscal 2011, the Company bought shares of common stock of two foreign manufacturing companies.  During the first quarter of fiscal 2012, the Company bought shares of common stock of another Fortune 200 company.  During the third quarter of fiscal 2012, the Company purchased additional shares of common stock of one of the foreign manufacturing companies in which it had previously invested.  The investments in marketable securities, which cost approximately $45,121,000 and had a market value of about $94,831,000 at June 30, 2012, generated approximately $1,451,000 in dividends and interest income during the nine months ended June 30, 2012, which lowers the effective income tax rate because of the dividends received deduction.  As of June 30, 2012, there were unrealized pretax gains of $49,710,000 as compared to $24,532,000 at September 30, 2011. Most of the unrealized gains were in the common stocks.

    The cash provided by operating activities of $6,382,000 included a net increase in deferred subscription and other revenues of $260,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities decreased by $918,000 during the nine months ended June 30, 2012 as compared to the prior year period primarily resulting from the decreases in accrued liabilities and accounts payable of $780,000 and net income of $239,000, excluding the after-tax impairment losses of $1,720,000, partially offset by decreases in accounts receivable of $101,000.

     As of June 30, 2012, the Company had working capital of $77,102,000, including the liability for deferred subscription and other revenues of $5,665,000 which are scheduled to be earned within one year, and the deferred tax liability of $19,800,000 for the unrealized gains described above.

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

     As noted above, however, the investments are concentrated in just six companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement (such as the other-than-temporary impairment losses of $2,855,000 recognized in the third quarter of 2012).

14 of 16

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements.  Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements.  We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.  There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with Sustain’s internal software development efforts; Sustain’s reliance on the professional services engagement with California courts for a substantial portion of its consulting revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; and declines in the market prices of the Company’s investments.  In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended June 30, 2012.

15 of 16

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

DATE: August 10, 2012

16 of 16