Form 10-K
period 2012-09-30
DAILY JOURNAL CORP
filed 2012-12-14
CIK 783412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2012

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
Large accelerated   ☐      Accelerated filer   ☐       Non-accelerated filer   ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes     ☐     No     ☒

As of the last business day of Daily Journal Corporation’s most recently completed second fiscal quarter, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $65,573,000.

As of December 14, 2012 there were outstanding 1,380,746 shares of Common Stock of Daily Journal Corporation.

Documents incorporated by reference:   Portions of the Proxy Statement for the Annual Meeting of shareholders to be held during February 2013 are incorporated by reference into Part III.

Disclosure Regarding Forward-Looking Statements

      This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements.  Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements.   We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.  There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with Sustain’s internal software development sales efforts; Sustain’s and New Dawn’s reliance on professional services engagements with justice agencies, including California courts, for a substantial portion of their revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; and declines in the market prices of the Company’s investments. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-K, including in conjunction with the forward-looking statements themselves, and in other documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1.  Business

The Company publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer magazine, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary, supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners.  Sustain’s products are designed to help users manage electronic case files from inception to disposition, including calendaring and accounting, report and notice generation, the implementation of time standards and business rules and other corollary functions, and to enable justice agencies to extend electronic services to the public and bar members.  In December 2012, the Company purchased all of the outstanding stock of New Dawn Technologies, Inc. (“New Dawn”) based in Logan, Utah, which provides products and services similar to those of Sustain to more than 350 justice agencies in 39 states, three U.S. territories and two countries.  Essentially all of the Company’s operations are based in California, Arizona, Utah and Colorado.  Financial information of the Company and Sustain is set forth in Item 8 (“Financial Statements and Supplementary Data”).

Products

Newspapers and related online publications.  The Company publishes 10 newspapers of general circulation.  Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus with regard to its news coverage, thereby attracting readers interested in obtaining information about that area through a newspaper format.  During October 2012, the Company discontinued publishing its smallest newspaper -- Sonoma County Herald Recorder.  The publications are based in the following cities:

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

The Daily Journals contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2012, the Los Angeles Daily Journal had approximately 6,000 paid subscribers and the San Francisco Daily Journal had approximately 2,900 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 9,200 at September 30, 2011.   The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 60% to subscriptions and 40% to the sale of advertising and other revenues.  Revenues from The Daily Journals constituted approximately 28% of the Company's total revenues during fiscal 2012 and 27% during fiscal 2011.

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

The Company publishes the California Directory of Attorneys (the ''Directory''), which is updated and published semi-annually, in January and July. The Directory includes in a single volume names, addresses, fax and telephone numbers of California lawyers and many informational sections including listings of corporate counsel, private judges, arbitrators and mediators, and federal and state courts and governmental offices. In addition, the Directory includes commercial advertising and specialty listings. The Directory is provided as part of normal newspaper service to subscribers of The Daily Journals, and some are sold primarily to law firms.

      The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, San Diego, Riverside and San Bernardino counties receive copies by hand delivery, and additional copies are distributed for microfilm subscriptions. The regular yearly subscription rate for each of The Daily Journals is $735.

Much of the information contained in The Daily Journals is available to subscribers online at www.dailyjournal.com.

Daily Commerce.   Published since 1917, the Daily Commerce, based in Los Angeles, in addition to covering news of general interest, devotes substantial coverage to items designed to serve real estate investors and brokers, particularly those interested in Southern California distressed properties. The nature of the news coverage enhances the effectiveness of public notice advertising in distributing information about foreclosures to potential buyers at foreclosures.  The features of the paper include default listings and probate estate sales. The Daily Commerce carries both public notice and commercial advertising and is published in the afternoon each business day.

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

California Lawyer Magazine.  Since 1988, the Company has published the California Lawyer, a legal affairs magazine formerly produced by the State Bar of California (the ''State Bar'').  The magazine was published by the Company in cooperation with the State Bar until 1993 when the agreement was terminated and the State Bar commenced publishing its own monthly newspaper. The magazine is either mailed or provided in a digital version free to active members of the State Bar and other paid subscribers.

Information Services.   The specialized information services offered by the Company have grown out of its newspaper operations or have evolved in response to a desire for such services primarily from its newspaper subscribers.

The Company has several court rules services. One is Court Rules, a multi-volume, loose-leaf set. Court Rules reproduces court rules for certain state and federal courts in California.  The Court Rules appear in two versions, one of which covers Northern California courts (nine volumes) and one of which covers Southern California courts (eight volumes).  The Company updates Court Rules on a monthly basis.  In addition, the Company publishes a single volume of rules known as Local Rules for major counties of California. Six versions are published for Southern California, each a single bound volume for the rules of: (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; and (6) Ventura, Santa Barbara and San Luis Obispo counties.  Also, the Company publishes single-volume rules for the Federal District Court in the Central District of California and California Probate Rules.  In Northern California, three versions of the Local Rules appear in loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa and San Francisco counties. The single volumes are normally updated or replaced whenever there are substantial rule changes.

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

The Company also provides online foreclosure information to about 60 customers. This service primarily provides distressed property information, some of which also appears in some of the Company's newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information.

Advertising and Newspaper Representative.  The Company's publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 15% of the Company’s total revenues in fiscal 2012 and 14% in fiscal 2011.  Classified advertising declined in fiscal 2012 primarily due to the continued downturn in the employment advertising marketplace and competition from online employment web sites.

Public notice advertising consists of many different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements. Many government agencies use the Company’s Internet-based advertising system to produce and send their notices to the Company.  A fictitious business name web site enables individuals to send their statements to the Company for filing and publication.  Additionally, a new web site was launched this year for attorneys and individuals to send probate, civil, corporate, public sale and other types of public notices.   California Newspaper Service Bureau (“CNSB”), a division of the Company, is a statewide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising.  CNSB places notices and other forms of advertising with adjudicated newspapers of general circulation, most of which are not owned by the Company.

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 56% of the Company's total revenues in fiscal 2012 and 58% in fiscal 2011.  Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising was placed and (iii) service fees generated when filing notices with government agencies.

Trustee sales legal advertising revenues alone represented about 34% of the Company’s total revenues in fiscal 2012 and 37% in fiscal 2011.  These revenues were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law.  Recent fiscal years have been exceptional, and the Company does not expect public notice advertising revenues to continue at the same pace over the long term.  In addition, in many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, service fees for public record searches, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

Information Systems and Services.  In 1999, the Company purchased 80% of the capital stock of Sustain from Sustain and certain of its shareholders, and in 2008 Sustain became a wholly- owned subsidiary after additional purchases from certain of its shareholders.  Sustain software products are licensed in thirteen states and three Canadian provinces, and many of its clients have more than a decade of experience with the Sustain product line.  The Company’s revenues derived from Sustain’s operations constituted about 9% of the Company’s total revenues in both fiscal 2012 and fiscal 2011. Budget constraints, especially during stressful economic times, could force governmental agencies to defer or forgo consulting services or even to stop paying their annual software maintenance fees.  In recent fiscal years, Sustain has experienced a reduction in its consulting revenues at least in part due to governmental budget constraints. In fiscal 2012, approximately 22% of Sustain’s revenues came from consulting or installation projects, and approximately 78% came from license, maintenance and other service fees.

As a technology based company, Sustain’s success depends on the continued development and improvement of its products.  The Company’s expenditures in support of the Sustain software are significant and will continue to be necessary at least through the foreseeable future to maintain and grow Sustain’s business, as customers demand additional functionality.  Sustain expensed personnel costs of $4,415,000 and $3,877,000 for the development and implementation of its case management systems during fiscal 2012 and 2011, respectively.

On December 4, 2012, the Company purchased all of the outstanding stock of New Dawn which provides products and services similar to those of Sustain to more than 350 justice agencies in 39 states, three U.S. territories and two countries.  The acquisition expands the Company’s position in the marketplace.

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

Materials and Postage

After personnel and software development costs (included in “Salaries and employee benefits” and in “Outside services” in the consolidated statements of income), postage and paper costs are typically the Company's next two largest expenses.  Paper and postage accounted for approximately 6% of our publishing segment's operating costs in both fiscal 2012 and fiscal 2011.  Paper prices may fluctuate substantially in the future, and periodic postal rate increases could significantly impact income from operations.  Further, we may not be able to pass on such increases to our customers.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices.  The price of paper remained unchanged during fiscal 2012.   We anticipate the price of paper will rise in fiscal 2013.

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

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service.  During the past several years, the U.S. Postal Service increased rates and added new pallet/sack/tray fees.   There were decreases in the Company’s postage costs during fiscal 2012 primarily due to fewer subscribers.

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

Sustain’s staff includes employees who provide marketing and consulting services which may also result in additional consulting projects and the licensing of Sustain products.

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

The Company's court rules publications face competition in both the Southern California market as well as in Northern California from online court rules services and the courts themselves.  Subscriptions to the multi-volume Court Rules and Local Rules volumes continued to decline during fiscal 2012.  The Company's Judicial Profile services have direct competition and also indirect competition, because some of the same information is available through other sources, including the courts.

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

There is significant competition among a limited number of companies to provide services and software to the courts, and some of these companies are much larger and have greater access to capital and other resources than Sustain and New Dawn.  Others provide services for a limited number of courts.  Normally, the vendor is selected through a bidding process, and often the courts will express a preference for, or even require, larger vendors. Many courts now desire Internet-based solutions to centralize operations, facilitate electronic filing and other interfaces with justice partners and the public, and publish certain information from case management systems.  The Sustain and New Dawn product lines provide versions of these services, but there are many uncertainties in the process of courts migrating to newer electronic based systems, including whether Sustain’s and New Dawn’s versions of case management systems will find general acceptance and whether the development and modification of such systems can be done in a cost effective manner.

Employees

The Company has approximately 190 full-time employees and contractors and about 15 part-time employees, including about 40 employees and contractors at Sustain for development and consulting projects as of yearend.  New Dawn has approximately 80 additional employees. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees.  Management considers its employee relations to be good.

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

Working Capital

Traditionally, the Company has generated sufficient cash flow from operations to cover all its needs without significant borrowing.    To a very considerable extent, the Company benefits in this regard from the fact that both subscriptions and Sustain software maintenance and license fees are generally paid a year in advance.  The Company used approximately $11 million in 2011 and $21 million in 2012 to acquire common stocks of other companies, in hopes of generating a better return than that offered by U.S. Treasury Notes and Bills.  The aggregate market value of the securities has increased significantly, providing the Company with even more working capital, subject, of course, to the normal risks associated with owning stocks and bonds.  In December 2012, the Company borrowed $14 million to purchase all of the outstanding stock of New Dawn and pledged its marketable securities to obtain favorable financing.   The Company believes it has all of the cash that it needs for the foreseeable future.  If the Company’s overall cash needs exceed cash flow from operations and its current working capital, the Company continues to have the ability to borrow against its marketable securities on favorable terms as it did for the New Dawn acquisition, or it may attempt to secure additional financing which may or may not be available on acceptable terms.

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

The Company leases in San Francisco approximately 6,200 square feet of office space (expiring in March 2014) and about 30,200 square feet of office space and a parking lot (expiring in December 2015) in Logan, Utah.  In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years’ duration.

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

Item 4.  Mine Safety Disclosures

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the sales prices of the Company’s common stock for the periods indicated.  Quotations are as reported by the NASDAQ Capital Market.

	High	Low
Fiscal 2012
Quarter ended December 31, 2011	$69.50	$62.54
Quarter ended March 31, 2012	80.00	64.15
Quarter ended June 30, 2012	94.50	73.00
Quarter ended September 30, 2012	98.01	87.72

Fiscal 2011
Quarter ended December 31, 2010	$74.00	$69.04
Quarter ended March 31, 2011	73.90	69.00
Quarter ended June 30, 2011	79.95	70.18
Quarter ended September 30, 2011	74.00	64.57

As of December 14, 2012, there were approximately 700 holders of record of the Company’s common stock, and the last trade was at $88.93 per share.

The Company did not declare or pay any dividends during fiscal 2012 or 2011.  A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors.  The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past three fiscal years.

From time to time, the Company has repurchased shares of its common stock and may continue to do so.  See Note 2 of Notes to Consolidated Financial Statements for more information.  The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan.  The Company’s stock repurchase program remains in effect, but the Company did not purchase any shares during fiscal 2012.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to operate as two different businesses:  (1) The “traditional business”, being the business of newspaper and magazine publishing and related services that the Company had before 1999 when it purchased Sustain, and (2) the Sustain and New Dawn software businesses, which supply case management software systems and related products to courts and other justice agencies, including administrative law organizations.  In December 2012, the Company purchased all of the outstanding stock of New Dawn based in Logan, Utah, which provides products and services similar to those of Sustain to more than 350 justice agencies in 39 states, three U.S. territories and two countries.  The acquisition expands the Company’s position in the marketplace.

During fiscal 2012, consolidated pretax income decreased by $4,099,000 (34%) to $7,901,000 from $12,000,000 in the prior year, primarily resulting from the recording of the other-than-temporary impairment losses on investments of $2,855,000 and a reduction in trustee sale notice and its related service fee revenues of $2,216,000, partially offset by a reduction in operating costs and expenses of $519,000 and an increase in dividends and interest income of $734,000.  The write-down on the investment does not necessarily indicate the loss in value is permanent.  Security prices may remain below cost for a period of time that may be deemed excessive from the standpoint of interpreting existing accounting rules, even though other factors suggest that the prices will eventually recover. As a result, accounting regulations require that the Company recognize other-than-temporary impairment losses like these in earnings rather than in accumulated comprehensive income even in instances where the Company may strongly believe that the market price of the impaired security will recover to at least its original cost and where the Company possesses the ability and intent to hold the security until at least that time.

The Company’s traditional business segment income from operations decreased by $1,547,000 (12%) to $10,877,000 from $12,424,000 primarily because of the reduction in trustee sale notice and its related service fee revenues of $2,216,000 partially offset by the reduction in operating costs and expenses of $1,029,000. Sustain’s business segment had a pretax loss of $2,188,000 compared to $1,622,000 in the prior year period primarily due to an increase in personnel costs and a decrease in consulting and support revenues from governmental agencies, reflecting in part continuing governmental budget constraints.

Comprehensive income includes net income and net unrealized gains on investments, net of taxes.

Comprehensive Income

	Fiscal ended September 30
	2012	2011

Net income	$5,541,000	$7,840,000
Net change in unrealized appreciation of investments (net of taxes)	15,085,000	(3,627,000)
Reclassification of other-than-temporary impairment losses recognized in net income (net of taxes)	1,720,000	---
Comprehensive income	$22,346,000	$4,213,000

Reportable Segments

	Traditional business	Sustain	Total

Fiscal 2012
Revenues	$28,956,000	$2,918,000	$31,874,000
Income (loss) from operations	10,877,000	(2,195,000)	8,682,000
Other-than-temporary impairment losses on investments	2,855,000	---	2,855,000
Pretax income (loss)	10,089,000	(2,188,000)	7,901,000
Income tax (expense) benefit	(3,340,000)	980,000	(2,360,000)
Net income (loss)	6,749,000	(1,208,000)	5,541,000

Fiscal 2011
Revenues	$31,532,000	$2,981,000	$34,513,000
Income (loss) from operations	12,424,000	(1,622,000)	10,802,000
Pretax income (loss)	13,622,000	(1,622,000)	12,000,000
Income tax benefit (expense)	(4,735,000)	575,000	(4,160,000)
Net income (loss)	8,887,000	(1,047,000)	7,840,000

Consolidated revenues were $31,874,000 and $34,513,000 for fiscal 2012 and 2011, respectively.  This decrease of $2,639,000 (8%) was primarily from decreases of $2,216,000 (17%) in trustee sale notice and its related service fee revenues and $237,000 (4%) in circulation revenues.  Although public notice advertising revenues were down compared to the prior year period, the Company still continued to benefit from the large number of foreclosures in California and Arizona for which public notice advertising is required by law.  Sustain’s information systems and services revenues decreased by $63,000 (2%) primarily because of the decrease in consulting and support revenues.  The Company’s revenues derived from Sustain’s operations constituted about 9% of the Company’s total revenues for both fiscal 2012 and 2011.

Operating costs and expenses decreased by $519,000 (2%) to $23,192,000 from $23,711,000.  Total personnel costs increased by $119,000 (1%) to $13,592,000 primarily due to annual salary adjustments partially offset by a $470,000 reduction in expenses related to the Company’s Management Incentive Plan (“Incentive Plan”). The reduction in Incentive Plan expenses consisted of a decrease of $970,000 in the Incentive Plan accrual during fiscal 2012 due to reduced projected consolidated pretax profits before this accrual versus a decrease of $500,000 in the prior year period.  Other general and administrative expenses decreased by $271,000 (7%) primarily resulting from reduced professional service fees and rents.

The traditional business segment revenues are very much dependant on the number of California and Arizona foreclosure notices.  The number of foreclosure notices published by the Company decreased by 20% during fiscal 2012 as compared to the prior year. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2013.  We do not expect to experience an offsetting increase in commercial advertising as a result of this trend because of the continuing challenges in the commercial advertising business.  The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues in the twelve-month period.  Public notice advertising revenues and related advertising and other service fees constituted about 56% of the Company's total revenues during this period.  Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time.  Furthermore, a California appeals court recently ruled that the Company’s newspaper in one California county could no longer prove it met adjudication requirements prior to 1923, and the publication has now been discontinued.  If more of the Company’s newspapers were to have their adjudications revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.  Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies. The Daily Journals accounted for about 84% of the Company's total circulation revenues.  The court rule and judicial profile services generated about 13% of the total circulation revenues, with the other newspapers and services accounting for the balance.

Sustain’s consulting revenues, which are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed consulting tasks, (ii) the unpredictable needs of Sustain’s existing customers, and (iii) Sustain’s ability to secure new customers, continued to decline in fiscal 2012 in part because many governments have reduced their budgets for services like those provided by Sustain.  Revenues from Sustain’s new installation projects will only be recognized, if at all, upon completion and acceptance of Sustain’s services by the various customers.  The Company’s expenditures for the development of new Sustain software products are significant and will materially impact overall results at least through the foreseeable future.  These costs are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recovery.  Sustain expensed personnel costs of $4,415,000 and $3,877,000 for the development and implementation of its Web-based case management system during fiscal 2012 and 2011, respectively.  If Sustain’s internal development programs are not successful, they will significantly and adversely impact the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers and to compete for new opportunities in the case management software business.  However, Sustain recently has installed its Web-based case management system in several courts and government agencies, and additional installations are in progress.  Sustain expects to receive license fees on account of these installations, but because license fee revenue is recognized over the term of the license, these fees will not have a material impact on Sustain’s earnings in the short-term.

On a pretax profit of $7,901,000 and $12,000,000 for the twelve months ended September 30, 2012 and 2011, respectively, the Company recorded a tax provision of $2,360,000 and $4,160,000 respectively, which was lower in each case than the amount computed using the statutory rate because of (i) the available dividends received deduction and the domestic production activity deduction, and (ii) the reversal of an uncertain tax liability as the Company reached an agreement with the Internal Revenue Service in March 2012 to settle the Company’s previously claimed research and development credits in its tax returns for the years 2002 to 2007.  As a result, the Company’s previously recorded provision for this matter of approximately $700,000 was reduced by $282,000, and the interest expense of $286,000 previously recognized for this matter was reduced by $100,000.  Consequently, the Company’s effective tax rate was about 30% and 35% for fiscal 2012 and 2011, respectively.   The Company files federal income tax returns in the United States and with various state jurisdictions, and it is no longer subject to examinations for the years before 2010 with regard to federal income taxes.  Net income per share decreased to $4.01 from $5.68.

Liquidity and Capital Resources

During fiscal 2012, the Company's cash and cash equivalents, U.S. Treasury Bills and marketable security positions increased by $31,667,000.  Cash and cash equivalents and U.S. Treasury Bills were used primarily for the purchase of marketable securities of $20,961,000 and capital assets of $372,000 (mostly computer software and office equipment).  In February 2009, the Company purchased shares of common stock of two Fortune 200 companies and certain bonds of a third, and during the second and the third quarters of fiscal 2011, the Company bought shares of common stock of two foreign manufacturing companies.  During the first quarter of fiscal 2012, the Company bought shares of common stock of another Fortune 200 company.  During the third and the fourth quarters of fiscal 2012, the Company purchased additional shares of common stock of one of the foreign manufacturing companies in which it had previously invested.  The investments in marketable securities, which cost approximately $49,692,000 and had a market value of about $102,156,000 at September 30, 2012, generated approximately $1,967,000 in dividends and interest income, which lowers the effective income tax rate because of the dividends received deduction.  As of September 30, 2012, there were unrealized pretax gains of $52,464,000 as compared to $24,532,000 at September 30, 2011.  Most of the unrealized gains were in the common stocks.  During the first quarter of fiscal 2013, the Company borrowed $14 million to purchase all of the outstanding stock of New Dawn and pledged its marketable securities to obtain favorable financing.

The cash provided by operating activities of $6,959,000 included a net increase in deferred subscription and other revenues of $49,000.  Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered.  Cash flows from operating activities decreased by $3,358,000 during fiscal 2012 as compared to the prior year primarily resulting from the increases in accounts receivable of $1,728,000 and the decreases in accounts payable and accrued liabilities of $514,000 and net income of $579,000, excluding the after-tax impairment losses of $1,720,000.

As of September 30, 2012, the Company had working capital of $80,591,000, including the liability for deferred subscription and other revenues of $5,454,000 which are scheduled to be earned within one year, and the deferred tax liability of $20,898,000 for the unrealized gains described above.

The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital and expects that any such cash flows will be invested in its two businesses. The Company also may entertain business acquisition opportunities, as it did in acquiring New Dawn. Any excess cash flows will be invested as management and the Board of Directors deem appropriate at the time.

Such investments may include additional securities of the companies in which the Company has already invested, securities of other companies, government securities (including U.S. Treasury Notes and Bills) or other instruments.   The decision as to particular investments will be driven by the Company’s belief about the risk/reward profile of the various investment choices at the time, and it may utilize government securities as a default if attractive opportunities for a better return are not available. The Company’s Chairman of the Board, Charles Munger, is also the vice chairman of Berkshire Hathaway Inc., which maintains a substantial investment portfolio.  The Company’s Board of Directors has utilized his judgment and suggestions, as well as those of J.P. Guerin, the Company’s vice chairman, when selecting investments, and both of them will continue to play an important role in monitoring existing investments and selecting any future investments.   The Company continues to have the ability to borrow against its marketable securities on favorable terms as it did for the New Dawn acquisition.

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

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that revenue recognition, accounting for capitalized software costs, fair value measurement and disclosures, and income taxes are critical accounting policies.

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

ASC 820, Fair Value Measurement and Disclosures, requires the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of the investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements.

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

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Los Angeles, California
December 14, 2012

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS
	September 30
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$985,000	$3,058,000
U.S. Treasury Bills	800,000	13,100,000
Marketable securities, including common stocks of $94,061,000 and bonds of $8,095,000 at September 30, 2012 and common stocks of $48,393,000 and bonds of $7,723,000 at September 30, 2011	102,156,000	56,116,000
Accounts receivable, less allowance for doubtful accounts of $200,000 and $250,000 at September 30, 2012 and 2011, respectively	5,709,000	6,595,000
Inventories	43,000	44,000
Prepaid expenses and other assets	241,000	232,000
Income tax receivable	196,000	---
Total current assets	110,130,000	79,145,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,819,000	12,849,000
Furniture, office equipment and computer software	2,263,000	2,777,000
Machinery and equipment	2,072,000	2,124,000
	17,154,000	17,750,000
Less accumulated depreciation	(7,911,000)	(8,376,000)
	9,243,000	9,374,000
Deferred income taxes	1,591,000	2,297,000
	$120,964,000	$90,816,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,201,000	$2,436,000
Accrued liabilities	2,738,000	3,183,000
Income taxes	---	756,000
Deferred income taxes	19,146,000	8,987,000
Deferred subscription and other revenues	5,454,000	5,405,000
Total current liabilities	29,539,000	20,767,000

Long term liabilities
Accrued liabilities	4,200,000	5,170,000
Total long term liabilities	4,200,000	5,170,000

Commitments, contingencies and subsequent event (Notes 4, 5 and 7)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 shares at September 30, 2012 and 2011, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	53,891,000	48,350,000
Accumulated other comprehensive income	31,565,000	14,760,000
Total shareholders' equity	87,225,000	64,879,000
	$120,964,000	$90,816,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2012	2011
Revenues
Advertising	$19,221,000	$21,337,000
Circulation	6,530,000	6,767,000
Advertising service fees and other	3,205,000	3,428,000
Information systems and services	2,918,000	2,981,000
	31,874,000	34,513,000
Costs and expenses
Salaries and employee benefits	13,592,000	13,473,000
Outside services	2,956,000	3,168,000
Postage and delivery expenses	1,375,000	1,437,000
Newsprint and printing expenses	1,321,000	1,382,000
Depreciation and amortization	503,000	535,000
Other general and administrative expenses	3,445,000	3,716,000
	23,192,000	23,711,000
Income from operations	8,682,000	10,802,000
Other income and expenses
Dividends and interest income	1,967,000	1,233,000
Interest expense reversal (expense)	100,000	(36,000)
Gains on sales of capital assets	7,000	1,000
Other-than-temporary impairment losses on investments	(2,855,000)	---
Income before taxes	7,901,000	12,000,000
Provision for income taxes	(2,360,000)	(4,160,000)
Net income	$5,541,000	$7,840,000
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$4.01	$5.68

Comprehensive income (loss)
Net income	$5,541,000	$7,840,000
Net change in unrealized appreciation of investments (net of taxes)	15,085,000	(3,627,000)
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	1,720,000	---
Comprehensive income	$22,346,000	$4,213,000

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Share	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 2010	1,380,746	$14,000	$1,755,000	$40,510,000	$18,387,000	$60,666,000
Net income	---	---	---	7,840,000	---	7,840,000
Unrealized loss on investments	---	---	---	---	(3,627,000)	(3,627,000)
Total comprehensive income	---	---	---	---	---	---
Balance at September 30, 2011	1,380,746	14,000	1,755,000	48,350,000	14,760,000	64,879,000
Net income	---	---	---	5,541,000	---	5,541,000
Unrealized gain on investments	---	---	---	---	15,085,000	15,085,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	---	---	---	---	1,720,000	1,720,000
Balance at September 30, 2012	1,380,746	$14,000	$1,755,000	$53,891,000	$31,565,000	$87,225,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2012	2011
Cash flows from operating activities
Net income	$5,541,000		$7,840,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	503,000		535,000
Deferred income taxes	(261,000)		189,000
Premium amortized (discount earned) on U.S. Treasury Bills and bonds	(4,000)		(13,000)
Other-than-temporary impairment losses on investments	2,855,000		---
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	886,000		2,614,000
Inventories	1,000		(15,000)
Prepaid expenses and other assets	(9,000)		(2,000)
Increase (decrease) in current liabilities
Accounts payable	(235,000)		(443,000)
Accrued liabilities	(1,415,000)		(693,000)
Income taxes	(952,000)		(96,000)
Deferred subscription and other revenues	49,000		401,000
Net cash provided by operating activities	6,959,000		10,317,000
Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	19,400,000		51,199,000
Purchases of U.S. Treasury Bills	(7,099,000)		(50,790,000)
Purchases of marketable securities	(20,961,000)		(11,154,000)
Purchases of property, plant and equipment	(372,000)		(129,000)
Net cash used for investing activities	(9,032,000)		(10,874,000)
Decrease in cash and cash equivalents	(2,073,000)		(557,000)

Cash and cash equivalents
Beginning of year	3,058,000		3,615,000
End of year	$985,000		$3,058,000

Interest paid during year	$186,000	$	---
Income taxes paid during year	$3,573,000		$4,042,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND OPERATIONS

Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer magazine, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary, supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations.  These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners.  Sustain’s products are designed to help users manage electronic case files from inception to disposition, including calendaring and accounting, report and notice generation, the implementation of standards and business rules and other corollary functions, and to enable justice agencies to extend electronic services to the public and bar members.  In December 2012, the Company purchased all of the outstanding stock of New Dawn Technologies, Inc. (“New Dawn”) based in Logan, Utah, which provides products and services similar to those of Sustain to more than 350 justice agencies in 39 states, three U.S. territories and two countries.  The acquisition expands the Company’s position in the marketplace.  Essentially all of the Company’s operations are based in California, Arizona, Utah and Colorado.

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

Fair Value of Financial Instruments:  The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in U.S. Treasury Bills and marketable securities, all categorized as “available-for-sale” and stated at fair market value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets.  The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification Topic 820.  At September 30, 2012, the aggregate fair market value of the Company’s U.S. Treasury Bills and marketable securities was $102,956,000.  These investments had approximately $52,464,000 of net unrealized gains, consisting of gross unrealized gains of $54,653,000 and gross unrealized losses of $2,189,000 of which $1,209,000 were unrealized losses over one year.  The U.S. Treasury Bills have maturity dates of less than one year, and the bonds have a maturity date in 2039.   The bonds are classified as “Current assets” because they are available for sale.  At September 30, 2011, the Company had U.S. Treasury Bills and marketable securities at fair market value of approximately $69,216,000, including approximately $24,532,000 of unrealized gains, consisting of gross unrealized gains of $28,983,000 and gross unrealized losses of $4,451,000.

   Investment in Financial Instruments

	September 30, 2012				September 30, 2011
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains		Aggregate fair value	Amortized cost basis	Pretax unrealized gains
U.S. Treasury Bills	$800,000	$800,000	$	---	$13,100,000	$13,100,000	$	---
Marketable securities
Common stocks	94,061,000	44,761,000		49,300,000	48,393,000	26,655,000		21,738,000
Bonds	8,095,000	4,931,000		3,164,000	7,723,000	4,929,000		2,794,000
Total	$102,956,000	$50,492,000		$52,464,000	$69,216,000	$44,684,000		$24,532,000

The Company performed separate evaluations for impaired equity securities quarterly to determine if the unrealized losses were other-than-temporary. This evaluation considered a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers.  The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management and portfolio objectives.  In June 2012, the Company concluded that the unrealized losses related to the marketable securities of one issuer were other-than-temporary and thus recorded impairment losses of $2,855,000 ($1,720,000 net of taxes).  This does not necessarily indicate the loss in value of these securities is permanent. U.S. GAAP requires that the Company recognize other-than-temporary impairment losses in earnings rather than in accumulated comprehensive income when the security prices remain below cost for a period of time that may be deemed excessive even in instances where the Company possesses the ability and intent to hold the security.

Inventories:  Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current market value.

Income taxes:  The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of the assets and liabilities.  The  Company  records  liabilities  related  to  uncertain  tax  positions  in  accordance  with  FASB ASC 740.   At September 30, 2012, there was no unrecognized tax liability for the uncertain tax positions as the Company settled the previously claimed research and development credits in its tax returns for the years 2002 to 2007 with the Internal Revenue Service in March 2012.

Property, plant and equipment:  Property, plant and equipment are carried on the basis of cost.  Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years.  At September 30, 2012, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment.  Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter.  Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes.

Significant expenditures which extend the useful lives of existing assets are capitalized.  Maintenance and repair costs are expensed as incurred.  Gains or losses on dispositions of assets are reflected in current earnings.

Sustain Software:  The Company is continuing its internal Sustain software development efforts. Costs related to the research and development of new Sustain software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.  In general, “technological feasibility” is achieved when the developer has established the necessary skills, hardware and technology to produce a product and a detailed program design has been (i) completed, (ii) traced to the product specifications and (iii) reviewed for high-risk development issues. If these developments are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in the Sustain software, to service its existing customers, and to compete for new opportunities in the case management software business. Sustain expensed personnel costs of $4,415,000 and $3,877,000 for the development and implementation of its Web-based case management system during fiscal 2012 and 2011, respectively.  These development and implementation costs will materially impact earnings at least through the foreseeable future.

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

Management Incentive Plan:  In fiscal 1987 the Company implemented a Management Incentive Plan that entitles a participant to participate in pre-tax earnings of the Company.  In 2003 the Company modified the Plan to provide participants with three different types of non-negotiable incentive certificates based on the nature of the particular participants’ responsibilities.  Each certificate entitles the participant to a specified share of the applicable pre-tax earnings in the year of grant and to receive the same percentage of pre-tax earnings in each of the next nine years provided they remain with the Company or are in retirement after working for the Company to age 65.  If a participant dies while any of his or her certificates remain outstanding, future payments under those certificates will be made to the deceased participant’s beneficiaries.  During fiscal 2012, the Company added a supplemental Addendum to the Sustain Certificate.  This Addendum defines how the value of a Sustain Certificate will be paid upon a triggering event such as a sale of Sustain or an initial public offering.  Certificate interests entitled participants to receive 3.60% and 3.55% (amounting to $513,500 and $548,480, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and extraordinary items, 8.23% and 5.73% (amounting to $0 for both years) for Sustain and 8.2% and 8.2% (amounting to $936,840 and $1,090,760, respectively) for Daily Journal consolidated in fiscal 2012 and 2011.  One major participant in the Plan is over 65 but not retired, and the Company has accrued $4,200,000 for the Plan’s future commitment, which includes a decrease in fiscal 2012 of $470,000 due to reduced consolidated pretax profits before the expenses for the Plan.

Net income per common share:   The net income per common share is based on the weighted average number of shares outstanding during each year.  The shares used in the calculation were 1,380,746 for both fiscal 2012 and 2011.  The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

Impairment of Long-Lived Assets:  The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value.  There were no such impairments identified during fiscal 2012 and 2011.

Accounting Standards Adopted in 2012:  On January 1, 2012, the Company adopted the Financial Accounting Standards Board’s Accounting Standards Update (ASU) No. 2011-04, an amendment to ASC 820, “Fair Value Measurement”, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).  The ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

3.  INCOME TAXES

The provision for income taxes consists of the following:

	2012	2011
Current:
Federal	$1,840,000	$3,069,000
State	781,000	902,000
	2,621,000	3,971,000
Deferred:
Federal	(223,000)	162,000
State	(38,000)	27,000
	(261,000)	189,000
	$2,360,000	$4,160,000

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2012	2011

Statutory federal income tax rate	34.0%	34.1%
State franchise taxes (net of federal tax benefit)	5.8	5.8
Reversal of liability for uncertain tax position	(3.6)	---
Other, primarily dividends received deduction and domestic production activity deduction	(6.4)	(5.2)
Effective tax rate	29.8%	34.7%

At September 30, 2012, the Company’s deferred income tax liabilities were comprised of the following:

	2012	2011
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation, vacation pay accrual and fiscal 2012 impairment losses on investments	$2,952,000	$2,307,000
Bad debt reserves not yet deductible	80,000	100,000
Depreciation and amortization	49,000	369,000
Other	262,000	306,000
Total deferred tax assets	3,343,000	3,082,000

Deferred tax liabilities attributable to:
Unrealized gains on investments	(20,898,000)	(9,772,000)
Net deferred income taxes	$(17,555,000)	$(6,690,000)

Based on the Company’s assessment of the future realizability of its deferred assets, including the consideration of historical levels of income, expectations and risks associated with estimates of future taxable income, no valuation allowance was recorded as of September 30, 2012 and 2011.

On a pretax profit of $7,901,000 and $12,000,000 for the twelve months ended September 30, 2012 and 2011, respectively, the Company recorded a tax provision of $2,360,000 and $4,160,000 respectively, which was lower in each case than the amount computed using the statutory rate because of (i) the available dividends received deduction and the domestic production activity deduction, and (ii) the reversal of an uncertain tax liability as the Company reached an agreement with the Internal Revenue Service in March 2012 to settle the Company’s previously claimed research and development credits in its tax returns for the years 2002 to 2007.  As a result, the Company’s previously recorded provision for this matter of approximately $700,000 was reduced by $282,000.  Consequently, the Company’s effective tax rate was about 30% and 35% for fiscal 2012 and 2011, respectively.   The Company files federal income tax returns in the United States and with various state jurisdictions, and it is no longer subject to examinations for the years before 2010 with regard to federal income taxes.

At September 30, 2012, there was no unrecognized tax liability for the uncertain tax positions. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax liabilities is as follow:

	2012		2011
Beginning balance		$700,000	$700,000
Tax payment upon settlement		(418,000)	---
Reduction adjustment		(282,000)	---
Ending balance	$	---	$700,000

4.   COMMITMENTS

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2015.  The Logan, Utah office operating lease entered into in December 2012 in connection with the New Dawn acquisition requires a monthly rent of $41,500 and will expire in 2015, subject to certain extension options.  Part of this is sub-leased for a short-term at about $5,000 per month.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for the fiscal years 2012 and 2011 were $455,000 and $631,000, respectively.

Company’s future obligations under its operating leases as of September 30, 2012
	2013	2014	2015 and after	Total
Obligations under operating leases	$410,000	$289,000	$17,000	$716,000

5.   CONTINGENCIES

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

6.  REPORTABLE SEGMENTS

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

	Reportable Segments
	Traditional business	Sustain	Total
2012
Revenues	$28,956,000	$2,918,000	$31,874,000
Income (loss) from operations	10,877,000	(2,195,000)	8,682,000
Other-than-temporary impairment losses on investments	2,855,000	---	2,855,000
Pretax income (loss)	10,089,000	(2,188,000)	7,901,000
Income tax benefit (expense)	(3,340,000)	980,000	(2,360,000)
Net income (loss)	6,749,000	(1,208,000)	5,541,000
Total assets	119,833,000	1,131,000	120,964,000
Capital expenditures	320,000	52,000	372,000
Depreciation and amortization	470,000	33,000	503,000

2011
Revenues	$31,532,000	$2,981,000	$34,513,000
Income (loss) from operations	12,424,000	(1,622,000)	10,802,000
Pretax income (loss)	13,622,000	(1,622,000)	12,000,000
Income tax benefit (expense)	(4,735,000)	575,000	(4,160,000)
Net income (loss)	8,887,000	(1,047,000)	7,840,000
Total assets	89,797,000	1,019,000	90,816,000
Capital expenditures	105,000	24,000	129,000
Depreciation and amortization	504,000	31,000	535,000

7. SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no subsequent events occurred that required recognition to the financial statements or disclosures in the Notes to Consolidated Financial Statements, except for the December 2012 purchase of all of the outstanding stock of New Dawn Technologies, Inc., which provides products and services similar to that of Sustain.  The Company borrowed the purchase price of $14 million and pledged its marketable securities as collateral.   The interest rate for this margin loan will fluctuate based on the Federal Funds Rate plus 50 basis points with interest only payable monthly.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (ii) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934.  Under the supervision and with the participation Mr. Salzman, we evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation under that framework and applicable Securities and Exchange Commission rules, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended September 30, 2012.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about February 6, 2013 (the “Proxy Statement”), is incorporated herein by reference.

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

Item 14.   Principal Accounting Fees and Services

The information set forth under the caption “Other Matters Regarding Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended September 30, 2012 and 2011
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011
Notes to Consolidated Financial Statements
(2)	Exhibits
2.1	Acquisition Agreement with respect to New Dawn Technologies, Inc., dated December 4, 2012, by and among Daily Journal Corporation, Thomas Higgins and Frank Felice.
3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)
3.2	Amended and Restated Bylaws of Daily Journal Corporation. (†)
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

Date:       December 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Munger	Chairman of the Board	December 14, 2012
Charles T. Munger

/s/ Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer,	December 14, 2012
Gerald L. Salzman	Treasurer and Director

/s/ J.P. Guerin	Director	December 14, 2012
J. P. Guerin

Director
Peter Kaufman

Director
Gary Wilcox

EXHIBIT INDEX

2.1	Acquisition Agreement with respect to New Dawn Technologies, Inc., dated December 4, 2012, by and among Daily Journal Corporation, Thomas Higgins and Frank Felice.
3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)
3.2	Amended and Restated Bylaws of Daily Journal Corporation. (†)
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