Form 10-Q
period 2012-12-31
DAILY JOURNAL CORP
filed 2013-02-14
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2012

or

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

Large Accelerated Filer:	Accelerated Filer:
Non-accelerated Filer:	Smaller Reporting Company: X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes:            No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2013
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - December 31, 2012 and September 30, 2012	3

Consolidated Statements of Comprehensive Income - Three months ended December 31, 2012 and 2011	4

Consolidated Statements of Cash Flows - Three months ended December 31, 2012 and 2011	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4. Controls and Procedures	14

Part II Other Information

Item 6. Exhibits	15

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31 2012	September 30 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,388,000	$985,000
U.S. Treasury Bills	---	800,000
Marketable securities, including common stocks of $105,888,000 and bonds of $8,232,000 at December 31, 2012 and common stocks of $94,061,000 and bonds of $8,095,000 at September 30, 2012	114,120,000	102,156,000
Accounts receivable, less allowance for doubtful accounts of $250,000 and $200,000 at December 31, 2012 and September 30, 2012, respectively	5,058,000	5,709,000
Inventories	47,000	43,000
Prepaid expenses and other assets	373,000	241,000
Income tax receivable	239,000	196,000
Total current assets	124,225,000	110,130,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,847,000	12,819,000
Furniture, office equipment and computer software	2,560,000	2,263,000
Machinery and equipment	2,082,000	2,072,000
	17,489,000	17,154,000
Less accumulated depreciation	(8,168,000)	(7,911,000)
	9,321,000	9,243,000
Other assets
Intangibles (net)	9,364,000	---
Goodwill	14,000,000	---
Deferred income taxes	1,545,000	1,591,000
	24,909,000	1,591,000
	$158,455,000	$120,964,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,235,000	$2,201,000
Accrued liabilities	4,031,000	2,738,000
Deferred income taxes	24,079,000	19,146,000
Deferred subscriptions	3,568,000	3,649,000
Deferred maintenance agreements and others	3,481,000	1,805,000
Deferred installation contracts	7,774,000	---
Total current liabilities	45,168,000	29,539,000

Long term liabilities
Investment margin account borrowing	14,000,000	---
Accrued liabilities	4,030,000	4,200,000
Total long term liabilities	18,030,000	4,200,000

Commitments and contingencies (Notes 9 and 10)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 at December 31, 2012 and September 30, 2012, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	54,726,000	53,891,000
Accumulated other comprehensive income	38,762,000	31,565,000
Total shareholders' equity	95,257,000	87,225,000
	$158,455,000	$120,964,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31
	2012	2011
Revenues
Advertising	$4,245,000	$4,832,000
Circulation	1,634,000	1,671,000
Advertising service fees and other	816,000	709,000
Information systems and services	998,000	708,000
	7,693,000	7,920,000

Costs and expenses
Salaries and employee benefits	4,204,000	3,319,000
Other outside services	735,000	704,000
Postage and delivery expenses	342,000	345,000
Newsprint and printing expenses	345,000	357,000
Depreciation and amortization	289,000	119,000
Other general and administrative expenses	1,073,000	816,000
	6,988,000	5,660,000
Income from operations	705,000	2,260,000
Other income and (expense)
Dividends and interest income	567,000	326,000
Interest expense	(8,000)	---
Income before taxes	1,264,000	2,586,000
Provision for income taxes	430,000	880,000
Net income	$834,000	$1,706,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$.60	$1.24

Comprehensive income
Net income	$834,000	$1,706,000
Net change in unrealized appreciation of investments (net of taxes)	7,197,000	3,919,000
Comprehensive income	$8,031,000	$5,625,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31
	2012	2011
Cash flows from operating activities
Net income	$834,000	$1,706,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	289,000	119,000
Deferred income taxes	213,000	99,000
Net premium amortized and discount earned on bonds and U.S. Treasury Bills	---	(1,000)
Changes in assets and liabilities
Decrease (increase) in current assets
Accounts receivable, net	1,311,000	85,000
Inventories	(4,000)	5,000
Prepaid expenses and other assets	(12,000)	(96,000)
Increase (decrease) in current liabilities
Accounts payable	(184,000)	220,000
Accrued liabilities	(1,568,000)	(1,617,000)
Income taxes	(43,000)	701,000
Deferred subscriptions	(81,000)	(187,000)
Deferred maintenance agreements and others	(523,000)	(394,000)
Deferred installation contracts	316,000	---
Net cash provided by operating activities	548,000	640,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	800,000	12,600,000
Acquisition of New Dawn Technologies, Inc. (net of cash acquired)	(11,878,000)	---
Purchases of marketable securities	---	(13,581,000)
Purchases of property, plant and equipment	(67,000)	(114,000)
Net cash used in investing activities	(11,145,000)	(1,095,000)

Cash flows from financing activities
Investment margin account borrowing	14,000,000	---
Cash provided by financing activities	14,000,000	---

Increase (decrease) in cash and cash equivalents	3,403,000	(455,000)

Cash and cash equivalents
Beginning of period	985,000	3,058,000
End of period	$4,388,000	$2,603,000

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

In December 2012, the Company purchased all of the outstanding stock of New Dawn Technologies, Inc. (“New Dawn”) based in Logan, Utah, which provides products and services similar to those of Sustain to more than 350 justice agencies in 39 states, three U.S. territories and two other countries.  The acquisition expands the Company’s position in the marketplace.  Essentially all of the Company’s operations are based in California, Arizona, Utah and Colorado.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of December 31, 2012, and of its results of operations and cash flows for the three-month periods ended December 31, 2012 and 2011. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 3 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

Note 4 – Acquisition of New Dawn Technologies, Inc

On December 4, 2012 the Company purchased all of the outstanding stock of New Dawn for $14 million in cash.  The New Dawn acquisition was accounted for using the purchase method of accounting in accordance with the Statement of Financial Accounting Standards Board (FASB)’s Accounting Standards Codification (“ASC”) 805 Business Combination. The Company incurred legal and tax fees of about $93,000 associated with this acquisition.  These costs were included in “Other general and administrative expenses” on the Company’s Consolidated Statements of Comprehensive Income.  New Dawn’s results of operations from December 5 through December 31, 2012 have been included in the Company’s Consolidated Financial Statements:  revenues were $247,000, expenses were $938,000, and the pretax loss was $691,000.  During this period, New Dawn did not complete any installations with acceptance of its software products pursuant to existing contracts; the revenues were solely from annual maintenance agreements.

The Company preliminarily allocated the purchase price to the tangible assets ($3.1 million including cash of $2.2 million; accounts receivable, net, of $.66 million, and net fixed asset of $.14 million) and identifiable intangible assets (purchased software and customer relationships of $9.5 million) and liabilities ($12.6 million including accounts payable and accrued expenses of $2.8 million, deferred maintenance agreements of $2.2 million and deferred installation contracts of $7.5 million) based on their fair values with the remaining balance in excess of the net assets allocated to goodwill ($14 million). Deferred revenues on installation contracts primarily represent advances from customers for software licenses and installation services in various stages of completion; after customer's acceptance of the completed project, the advances would become no longer at risk of refund and earned.

Note 5 - Intangible Assets

At December 31, 2012, New Dawn’s purchased software and customer relationships costs of $9,364,000 (net of accumulated amortization of $158,000) are being amortized over five years based on their estimated useful lives.

The Company accounts for goodwill in accordance with ASC 350 Intangibles — Goodwill and Other. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable.

Note 6 - Revenue Recognition

Proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term. Advertising revenues are recognized when advertisements are published and are net of commissions.

The Company recognizes revenues from both the lease and sale of software products in accordance with ASC 985-605 Software Revenue Recognition. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are recognized normally upon delivery, installation or acceptance pursuant to a signed agreement.  Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period.  Consulting and other services are recognized upon acceptance by the customers.

Note 7 - Income Taxes

Because the Company only had financial results for New Dawn from December 5 through December 31, 2012, it cannot estimate the pretax income (loss) for the full fiscal year; consequently, the actual effective tax rate was used to calculate the tax provision for the quarter ended December 31, 2012.

On a pretax profit of $1,264,000 and $2,586,000 for the three months ended December 31, 2012 and 2011, respectively, the Company recorded a tax provision of $430,000 and $880,000 respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction.  Consequently, the Company’s effective tax rate was 34% for both the three months ended December 31, 2012 and 2011.  The acquisition of New Dawn was structured as a stock acquisition with an Internal Revenue Code Section 338 (h)(10) election, which  results in the acquisition being treated similarly to an acquisition of assets for income tax purposes. As such, the amounts allocated to purchased software and customer relationships as well as goodwill are amortized over a 15-year period on a straight-line basis for tax purposes. Differences in the amortization period and methods between book and tax useful lives will result in deferred tax assets or liabilities. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes.

Note 8 -  Investments in U.S. Treasury Notes and Bills and Marketable Securities

Investments in U.S. Treasury Bills and marketable securities categorized as “available-for-sale” are stated at fair value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income”.  As of December 31, 2012 and September 30, 2012, an unrealized gain of $64,427,000 (consisting of gross unrealized gains of $65,596,000 and gross unrealized losses of $1,169,000) and $31,047,000 (consisting of gross unrealized gains of $34,742,000 and gross unrealized losses of $3,695,000), respectively, net of taxes, was recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets.  The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820 Fair Value Measurement.

Investments in equity securities and securities with fixed maturity as of December 31, 2012 and September 30, 2012 are summarized by type below.

	December 31, 2012						September 30, 2012
	(Unaudited)
	Aggregate fair value		Amortized/Adjusted cost basis		Pretax unrealized gains		Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
U.S. Treasury Bills	$	---	$	---	$	---	$800,000	$800,000	$	---
Marketable securities
Common stocks		105,888,000		44,761,000		61,127,000	94,061,000	44,761,000		49,300,000
Bonds		8,232,000		4,932,000		3,300,000	8,095,000	4,931,000		3,164,000
Total		$114,120,000		$49,693,000		$64,427,000	$102,956,000	$50,492,000		$52,464,000

At December 31, 2012, all investments are classified as “Current assets” because they are available for sale at any time.  The bonds mature in 2039.

As of December 31, 2012, the Company performed separate evaluations for impaired equity securities to determine if the unrealized losses were other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers.  The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management objectives and securities portfolio objectives. Based on the results of the evaluations, the Company concluded that as of December 31, 2012, all unrealized losses related to equity securities were temporary.

Note 9 - Debt and Commitments

On December 4, 2012, the Company borrowed the purchase price of $14 million for the New Dawn acquisition and pledged its marketable securities as collateral.   The interest rate for this investment margin account borrowing will fluctuate based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. This investment margin account borrowing does not mature.

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2015.  New Dawn’s Logan, Utah office lease requires a monthly rent of $41,500, with short-term sub-leases of approximately $5,000 per month, and will expire in 2015, subject to certain extension options.  The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property.  Rental expenses for comparable three-month periods ended December 31, 2012 and 2011 were $160,000 and $124,000, respectively.

Note 10 - Contingencies

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial position or results of operations.

Note 11 - Operating Segments

The Company has two segments of business.  The Company’s reportable segments are (i) the traditional business and (ii) Sustain and New Dawn.  Summarized financial information for the Company’s reportable segments is shown in the following table:
	Reportable segments
	Traditional business	Sustain & New Dawn*	Total

Three months ended December 31, 2012
Revenues	$6,695,000	$998,000	$7,693,000
Pretax income (loss)	2,755,000	(1,491,000)	1,264,000
Income tax benefit (expense)	(930,000)	500,000	(430,000)
Net income (loss)	1,825,000	(991,000)	834,000
Total assets	131,454,000	27,001,000	158,455,000
Capital expenditures	34,000	33,000	67,000
Depreciation and amortization	117,000	172,000	289,000

	Traditional business	Sustain	Total
Three months ended December 31, 2011
Revenues	$7,212,000	$708,000	$7,920,000
Pretax income (loss)	3,030,000	(444,000)	2,586,000
Income tax benefit (expense)	(1,030,000)	150,000	(880,000)
Net income (loss)	2,000,000	(294,000)	1,706,000
Total assets	97,035,000	731,000	97,766,000
Capital expenditures	114,000	---	114,000
Depreciation and amortization	113,000	6,000	119,000

*
Includes New Dawn’s financial results from December 5 through December 31, 2012 with revenues of $247,000, expenses of $938,000 (including depreciation and amortization expenses of $163,000), and inter-company income tax benefits of $230,000.

Note 12 - Subsequent Events

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

On December 4, 2012 the Company purchased all of the outstanding stock of New Dawn Technologies, Inc. (“New Dawn”) for $14 million in cash. New Dawn provides products and services to more than 350 justice agencies in 39 states, three U.S. territories and other two countries. The acquisition expands the Company’s position in the marketplace. The results of operations of New Dawn from December 5 through December 31, 2012 have been included in the Company's Consolidated Financial Statements: revenues were $247,000; expenses were $938,000, and the pretax loss was $691,000. During this period, New Dawn did not complete any installations with acceptance of its software products pursuant to existing contracts; the revenues were solely from annual maintenance contracts. The acquisition was accounted for using the purchase method of accounting; accordingly, the Company preliminarily allocated the purchase price to tangible assets ($3.1 million including cash of $2.2 million; accounts receivable, net, of $.66 million, and net fixed assets of $.14 million) and identifiable intangible assets (purchased software and customer relationships of $9.5 million) and liabilities ($12.6 million including accounts payable and accrued expenses of $2.8 million, deferred maintenance agreements of $2.2 million and deferred installation contracts of $7.5 million) based on their fair values with the remaining balance in excess of the net assets allocated to goodwill ($14 million). The purchased software and customer relationships costs are being amortized over five years. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Deferred revenues on installation contracts primarily represent advances from customers for software licenses and installation services in various stages of completion; after customer's acceptance of the completed project, the advances would become no longer at risk of refund and earned.

During the three months ended December 31, 2012, consolidated pretax income decreased by $1,322,000 (51%) to $1,264,000 from $2,586,000 in the comparable prior year period, primarily resulting from (i) a reduction in trustee sale notice and related service fee revenues of $567,000 and (ii) an increase in operating costs and expenses of $1,328,000, including $938,000 for New Dawn, partially offset by New Dawn’s additional revenues of $247,000 and an increase in dividends and interest income of $241,000.

The Company’s traditional business segment pretax income decreased by $275,000 (9%) to $2,755,000 from $3,030,000 primarily because of the reduction in trustee sale notice and related service fee revenues of $567,000, partially offset by a reduction in operating costs and expenses of $9,000. Sustain’s and New Dawn’s business segment had a pretax loss of $1,491,000 compared to $444,000 in the prior year period primarily due to (i) the addition of New Dawn’s pretax loss of $691,000 and (ii) an increase in Sustain’s personnel costs during the three months ended December 31, 2012.

Comprehensive income includes net income and net unrealized gains on investments, net of taxes.

Comprehensive Income

	Three months ended December 31
	2012	2011

Net income	$834,000	$1,706,000
Net change in unrealized appreciation of investments (net of taxes)	7,197,000	3,919,000
Comprehensive income	$8,031,000	$5,625,000

During the three months ended December 31, 2012, consolidated pretax income decreased by $1,322,000 (51%) to $1,264,000 from $2,586,000 in the prior year period.

	Reportable segments
	Traditional business	Sustain & New Dawn*	Total

Three months ended December 31, 2012
Revenues	$6,695,000	$998,000	$7,693,000
Pretax income (loss)	2,755,000	(1,491,000)	1,264,000
Income tax benefit (expense)	(930,000)	500,000	(430,000)
Net income (loss)	1,825,000	(991,000)	834,000

	Traditional business	Sustain	Total
Three months ended December 31, 2011
Revenues	$7,212,000	$708,000	$7,920,000
Pretax income (loss)	3,030,000	(444,000)	2,586,000
Income tax benefit (expense)	(1,030,000)	150,000	(880,000)
Net income (loss)	2,000,000	(294,000)	1,706,000

*
Includes New Dawn’s financial results from December 5 through December 31, 2012 with revenues of $247,000, expenses of $938,000 (including depreciation and amortization expenses of $163,000), and inter-company income tax benefits of $230,000.

Consolidated revenues were $7,693,000 and $7,920,000 for the three months ended December 31, 2012 and 2011, respectively. This decrease of $227,000 (3%) was primarily from the reduction in trustee sale notice and related service fee revenues of $567,000, partially offset by New Dawn’s additional maintenance revenues of $247,000. The Company’s revenues derived from Sustain and New Dawn’s operations constituted about 13% and 9% (for Sustain only) of the Company’s total revenues for the three months ended December 31, 2012 and 2011, respectively.

Consolidated operating costs and expenses increased by $1,328,000 (23%) to $6,988,000 from $5,660,000, including an additional $938,000 from New Dawn. Total personnel costs increased by $885,000 (27%) to $4,204,000 from $3,319,000 primarily due to New Dawn’s additional personnel costs of $515,000, annual salary adjustments and a $70,000 decrease in the liability related to the Company’s Management Incentive Plan (“Incentive Plan”). The decrease in Incentive Plan liability consisted of a reduction of $170,000 in the Incentive Plan accrual during the three months ended December 31, 2012 due to reduced projected consolidated pretax profits before this accrual versus a bigger decrease of $240,000 in the prior comparable period. Depreciation and amortization costs increased by $170,000 (143%) to $289,000 mainly resulting from the amortization of New Dawn’s purchased software and customer relationships costs of $159,000. Other general and administrative expenses also increased by $257,000 (31%) primarily resulting from increased legal and tax fees associated with the New Dawn acquisition of approximately $93,000 and additional expenses, including rent, for New Dawn.

The traditional business segment revenues are very much dependant on the number of California and Arizona foreclosure notices. The number of foreclosure notices published by the Company decreased by 38% during the three months ended December 31, 2012 as compared to the prior comparable period. Although public notice advertising revenues were down compared to the prior year period, the Company still continued to benefit from the large number of foreclosures in California and Arizona for which public notice advertising is required by law. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2013. The wave of California and Arizona foreclosure notices has crested and is now receding. The new California Homeowner’s Bill of Rights effective January 1, 2013 will contribute to the slowdown and delay in the foreclosure process. It is inevitable that at some point, the number of foreclosure notices will grossly decline, and the Company’s print-based earnings will also grossly decline because it will be impractical for the Company to offset all revenue loss by expense reduction. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 94% of the total public notice advertising revenues in the three-month period. Public notice advertising revenues and related advertising and other service fees constituted about 52% of the Company's total revenues during this period. Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time. It is also possible that the adjudication of one or more of the Company’s newspapers could be challenged and revoked, in which case those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues. We do not expect to experience an offsetting increase in commercial advertising as a result of this trend because of the continuing challenges in the commercial advertising business. Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies. The Daily Journals accounted for about 84% of the Company's total circulation revenues. The court rule and judicial profile services generated about 12% of the total circulation revenues, with the other newspapers and services accounting for the balance.

Sustain’s and New Dawn’s consulting, licensing and maintenance revenues are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed installations, (ii) the unpredictable needs of their existing customers, and (iii) their ability to secure new customers. In most cases, revenues from their new installation projects will only be recognized, if at all, upon completion and acceptance of their services by the various customers. The Company’s expenses for the development of software products are significant and will materially impact overall results at least through the foreseeable future. These costs are expensed as incurred.

On a pretax profit of $1,264,000 and $2,586,000 for the three months ended December 31, 2012 and 2011, respectively, the Company recorded a tax provision of $430,000 and $880,000 respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction. Consequently, the Company’s effective tax rate was 34% for both the three months ended December 31, 2012 and 2011. The acquisition of New Dawn was structured as a stock acquisition with an Internal Revenue Code Section 338 (h)(10) election, which results in the acquisition being treated similarly to an acquisition of assets for income tax purposes. As such, the amounts allocated to purchased software and customer relationships as well as goodwill are amortized over a 15-year period on a straight line basis for tax purposes. Differences in the amortization period and methods between book and tax useful lives will result in deferred tax assets or liabilities. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes. Net income per share decreased to $.60 from $1.24, primarily due to the loss attributable to New Dawn.

Liquidity and Capital Resources

During the three months ended December 31, 2012, the Company's cash and cash equivalents, and marketable security positions increased by $14,567,000. Cash and cash equivalents were used primarily for the purchase of capital assets of $67,000 (mostly computer software and office equipment). During the first quarter of fiscal 2013, the Company borrowed $14 million from the investment margin account to purchase all of the outstanding stock of New Dawn and pledged its marketable securities to obtain favorable financing. During the first quarter of fiscal 2012, the Company bought shares of common stock of a Fortune 200 company. The investments in marketable securities, which cost approximately $49,693,000 and had a market value of about $114,120,000 at December 31, 2012, generated approximately $567,000 in dividends and interest income, which lowers the effective income tax rate because of the dividends received deduction. As of December 31, 2012, there were unrealized pretax gains of $64,427,000 as compared to $52,464,000 at September 30, 2012. Most of the unrealized gains were in the common stocks.

The cash provided by operating activities of $548,000 included a net decrease in deferred subscriptions of $81,000 and deferred maintenance agreements and installation contracts of $207,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered and accepted. Cash flows from operating activities decreased by $92,000 during the three months ended December 31, 2012 as compared to the prior comparable period primarily resulting from (i) the decreases in accounts payable and accrued liabilities of $355,000 and net income of $872,000, and (ii) increase in prepaid expenses and others of $84,000, partially offset by the decreases in accounts receivable of $1,226,000.

As of December 31, 2012, the Company had working capital of $79,057,000, including the liabilities for deferred subscriptions and deferred maintenance agreements of $7,049,000 which are scheduled to be earned within one year, and the deferred tax liability of $25,664,000 for the unrealized gains described above.

The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital and expects that any such cash flows will be invested in its three businesses. The Company continues to have the ability to borrow against its marketable securities on favorable terms as it did for the New Dawn acquisition. The Company also may entertain business acquisition opportunities, as it did in acquiring New Dawn. Any excess cash flows could be used to reduce the investment margin account liability or invested as management and the Board of Directors deem appropriate at the time.

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

The Company’s critical accounting policies are detailed in its Annual Report on Form 10K for the year ended September 30, 2012. The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with Sustain’s internal software development efforts; Sustain’s and New Dawn’s reliance on professional services engagements with justice agencies, including California courts, for a substantial portion of their revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; collectibility of accounts receivable; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; and declines in the market prices of the Company’s investments. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2012.

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

DATE: February 14, 2013