Form 10-Q/A
period 2012-12-31
DAILY JOURNAL CORP
filed 2013-02-15
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Daily Journal Corporation (the “Company”) for the period ended December 31, 2012, filed with the Securities and Exchange Commission on February 14, 2013 (the “Form 10-Q”), is to correct unrealized gain figures in Note 8 under Part I, Item 1. The unrealized gain as of September 30, 2012 should be $52,464,000 (consisting of gross unrealized gains of $54,653,000 and gross unrealized losses of $2,189,000), as reflected in the table. The previous reported unrealized gain of $31,047,000 (consisting of gross unrealized gains of $34,742,000 and gross unrealized losses of $3,695,000) was at December 31, 2011. This Amendment No. 1 only affects Note 8 under Part I, Item 1 of the Form 10-Q and does not otherwise change or update the disclosures or financial information set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

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

Note 8 -  Investments in U.S. Treasury Notes and Bills and Marketable Securities

Investments in U.S. Treasury Bills and marketable securities categorized as “available-for-sale” are stated at fair value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income”.  As of December 31, 2012 and September 30, 2012, an unrealized gain of $64,427,000 (consisting of gross unrealized gains of $65,596,000 and gross unrealized losses of $1,169,000) and $52,464,000 (consisting of gross unrealized gains of $54,653,000 and gross unrealized losses of $2,189,000), respectively, net of taxes, was recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets.  The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820 Fair Value Measurement.

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