Form 10-Q
period 2013-03-31
DAILY JOURNAL CORP
filed 2013-05-14
CIK 783412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large Accelerated Filer:	Accelerated Filer:
Non-accelerated Filer:	Smaller Reporting Company: X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes:            No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

Page Nos.
PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - March 31, 2013 and September 30, 2012	3

Consolidated Statements of Comprehensive Income - Three months ended March 31, 2013 and 2012	4

Consolidated Statements of Comprehensive Income - Six months ended March 31, 2013 and 2012	5

Consolidated Statements of Cash Flows - Six months ended March 31, 2013 and 2012	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	17

Part II Other Information

Item 6. Exhibits	18

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31 2013	September 30 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,793,000	$985,000
U.S. Treasury Bills	---	800,000
Marketable securities, including common stocks of $112,348,000 and bonds of $7,951,000 at March 31, 2013 and common stocks of $94,061,000 and bonds of $8,095,000 at September 30, 2012	120,299,000	102,156,000
Accounts receivable, less allowance for doubtful accounts of $250,000 and $200,000 at March 31, 2013 and September 30, 2012, respectively	5,734,000	5,709,000
Inventories	40,000	43,000
Prepaid expenses and other assets	492,000	241,000
Income tax receivable	822,000	196,000
Total current assets	132,180,000	110,130,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,846,000	12,819,000
Furniture, office equipment and computer software	2,618,000	2,263,000
Machinery and equipment	2,091,000	2,072,000
	17,555,000	17,154,000
Less accumulated depreciation	(8,288,000)	(7,911,000)
	9,267,000	9,243,000
Other assets
Intangibles (net)	8,888,000	---
Goodwill	14,000,000	---
Deferred income taxes	1,414,000	1,591,000
	24,302,000	1,591,000
	$165,749,000	$120,964,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,861,000	$2,201,000
Accrued liabilities	4,001,000	2,738,000
Deferred subscriptions	3,684,000	3,649,000
Deferred installation contracts	8,073,000	---
Deferred maintenance agreements and others	4,166,000	1,805,000
Deferred income taxes	26,389,000	19,146,000
Total current liabilities	48,174,000	29,539,000

Long term liabilities
Investment margin account borrowing	14,000,000	---
Accrued liabilities	3,450,000	4,200,000
Total long term liabilities	17,450,000	4,200,000

Commitments and contingencies (Notes 10 and 11)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 at March 31, 2013 and September 30, 2012, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	55,876,000	53,891,000
Accumulated other comprehensive income	42,480,000	31,565,000
Total shareholders' equity	100,125,000	87,225,000
	$165,749,000	$120,964,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31
	2013	2012
Revenues
Advertising	$3,437,000	$4,876,000
Circulation	1,584,000	1,630,000
Advertising service fees and other	723,000	810,000
Information systems and services	4,009,000	750,000
	9,753,000	8,066,000

Costs and expenses
Salaries and employee benefits	4,942,000	3,529,000
Other outside services	955,000	774,000
Postage and delivery expenses	318,000	335,000
Newsprint and printing expenses	276,000	306,000
Depreciation and amortization	620,000	126,000
Other general and administrative expenses	1,489,000	812,000
	8,600,000	5,882,000
Income from operations	1,153,000	2,184,000
Other income (expense)
Dividends and interest income	539,000	517,000
Interest expense reversal (expense)	(31,000)	66,000
Gain on sale of capital assets	---	7,000
Income before taxes	1,661,000	2,774,000
Provision for income taxes	510,000	730,000
Net income	$1,151,000	$2,044,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$0.83	$1.48

Comprehensive income
Net income	$1,151,000	$2,044,000
Net change in unrealized appreciation of investments (net of taxes)	3,718,000	12,921,000
Comprehensive income	$4,869,000	$14,965,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six months ended March 31
	2013	2012
Revenues
Advertising	$7,682,000	$9,708,000
Circulation	3,218,000	3,301,000
Advertising service fees and other	1,539,000	1,519,000
Information systems and services	5,007,000	1,458,000
	17,446,000	15,986,000

Costs and expenses
Salaries and employee benefits	9,146,000	6,848,000
Other outside services	1,690,000	1,478,000
Postage and delivery expenses	660,000	680,000
Newsprint and printing expenses	621,000	663,000
Depreciation and amortization	909,000	245,000
Other general and administrative expenses	2,562,000	1,628,000
	15,588,000	11,542,000
Income from operations	1,858,000	4,444,000
Other income (expense)
Dividends and interest income	1,106,000	843,000
Interest expense reversal (expense)	(39,000)	66,000
Gain on sale of capital assets	---	7,000
Income before taxes	2,925,000	5,360,000
Provision for income taxes	940,000	1,610,000
Net income	$1,985,000	$3,750,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$1.44	$2.72

Comprehensive income
Net income	$1,985,000	$3,750,000
Net change in unrealized appreciation of investments (net of taxes)	10,915,000	16,840,000
Comprehensive income	$12,900,000	$20,590,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31
	2013	2012
Cash flows from operating activities
Net income	$1,985,000	$3,750,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	909,000	245,000
Deferred income taxes	193,000	212,000
Net premium amortized and discount earned on bonds and U.S. Treasury Bills	(1,000)	(1,000)
Changes in assets and liabilities
Decrease (increase) in current assets (net of acquisition)
Accounts receivable, net	635,000	1,929,000
Inventories	3,000	13,000
Prepaid expenses and other assets	(132,000)	(76,000)
Increase (decrease) in current liabilities (net of acquisition)
Accounts payable	(558,000)	(354,000)
Accrued liabilities	(2,164,000)	(1,325,000)
Income taxes	(626,000)	(435,000)
Deferred subscriptions	35,000	110,000
Deferred maintenance agreements and others	162,000	33,000
Deferred installation contracts	601,000	--- -
Net cash provided by operating activities	1,042,000	4,101,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	800,000	13,100,000
Purchases of U.S. Treasury Bills	---	(500,000)
Acquisition of New Dawn Technologies, Inc. (net of cash acquired)	(11,878,000)	---
Purchases of marketable securities	---	(13,581,000)
Purchases of property, plant and equipment	(156,000)	(300,000)
Net cash used in investing activities	(11,234,000)	(1,281,000)

Cash flows from financing activities
Investment margin account borrowing	14,000,000	---
Cash provided by financing activities	14,000,000	---

Increase in cash and cash equivalents	3,808,000	2,820,000

Cash and cash equivalents
Beginning of period	985,000	3,058,000
End of period	$4,793,000	$5,878,000

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

In December 2012, the Company purchased all of the outstanding stock of New Dawn Technologies, Inc. (“New Dawn”) based in Logan, Utah, which provides products and services similar to those of Sustain to more than 350 justice agencies in 39 states, three U.S. territories and two other countries.  The acquisition expands the Company’s position in the case management software marketplace.  Essentially all of the Company’s operations are based in California, Arizona and Utah.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of March 31, 2013, and of its results of operations and cash flows for the three- and six- month periods ended March 31, 2013 and 2012. The results of operations for the six months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring entities to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI.  This ASU will be effective beginning October 1, 2013 for the Company, and the adoption will have no impact on the Company’s consolidated results of operations or financial positions because it only represents a change to the presentation and the disclosure requirements.

Note 4 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

Note 5 – Acquisition of New Dawn Technologies, Inc.

On December 4, 2012 the Company purchased all of the outstanding stock of New Dawn for $14 million in cash. The New Dawn acquisition was accounted for using the purchase method of accounting in accordance with the Statement of FASB’s ASC 805 Business Combination. The Company incurred legal and tax fees of about $93,000 associated with this acquisition. These costs were included in “Other general and administrative expenses” on the Company’s Consolidated Statements of Comprehensive Income. New Dawn’s results of operations from December 5, 2012 through March 31, 2013 have been included in the Company’s Consolidated Financial Statements: revenues were $3,690,000, expenses were $4,046,000 (including intangible amortization expenses of $635,000), and the pretax loss was $356,000.

The Company preliminarily allocated the purchase price to the tangible assets ($3.1 million including cash of $2.2 million; accounts receivable, net, of $.66 million, and net fixed assets of $.14 million) and identifiable intangible assets (purchased software and customer relationships of $9.5 million) and liabilities ($12.6 million including accounts payable and accrued expenses of $2.8 million, deferred maintenance agreements of $2.2 million and deferred installation contracts of $7.5 million) based on their fair values with the remaining balance in excess of the net assets allocated to goodwill ($14 million). Deferred revenues on installation contracts primarily represent advances from customers for software licenses and installation services in various stages of completion; after customer’s acceptance of the completed project, the advances would become no longer at risk of refund and earned.

Note 6 - Intangible Assets

At March 31, 2013, New Dawn’s purchased software and customer relationships costs of $8,888,000 (net of the accumulated amortization expenses of $635,000) are being amortized over five years based on their estimated useful lives.

The Company accounts for goodwill in accordance with ASC 350 Intangibles — Goodwill and Other. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable.

Note 7 - Revenue Recognition

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

Note 8 - Income Taxes

On a pretax profit of $2,925,000 and $5,360,000 for the six months ended March 31, 2013 and 2012, respectively, the Company recorded a tax provision of $940,000 and $1,610,000 respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction. Consequently, the Company’s effective tax rate was 32% and 30% for the six months ended March 31, 2013 and 2012, respectively. The acquisition of New Dawn was structured as a stock acquisition with an Internal Revenue Code Section 338 (h)(10) election, which results in the acquisition being treated similarly to an acquisition of assets for income tax purposes. As such, the amounts allocated to purchased software and customer relationships as well as goodwill are amortized over a 15-year period on a straight-line basis for tax purposes. Differences in the amortization period and methods between book and tax useful lives will result in deferred tax assets or liabilities. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes.

Note 9 - Investments in U.S. Treasury Notes and Bills and Marketable Securities

Investments in U.S. Treasury Bills and marketable securities categorized as “available-for-sale” are stated at fair value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income”. As of March 31, 2013 and September 30, 2012, an unrealized gain of $70,605,000 (consisting of gross unrealized gains of $72,320,000 and gross unrealized losses of $1,715,000) and $52,464,000 (consisting of gross unrealized gains of $54,653,000 and gross unrealized losses of $2,189,000), respectively, net of taxes, was recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820 Fair Value Measurement.

Investments in equity securities and securities with fixed maturity as of March 31, 2013 and September 30, 2012 are summarized by type below.

	March 31, 2013						September 30, 2012
	(Unaudited)
	Aggregate fair value		Amortized/Adjusted cost basis		Pretax unrealized gains		Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
U.S. Treasury Bills	$	---	$	---	$	---	$800,000	$800,000	$	---
Marketable securities
Common stocks		112,348,000		44,761,000		67,587,000	94,061,000	44,761,000		49,300,000
Bonds		7,951,000		4,933,000		3,018,000	8,095,000	4,931,000		3,164,000
Total		$120,299,000		$49,694,000		$70,605,000	$102,956,000	$50,492,000		$52,464,000

At March 31, 2013, all investments are classified as “Current assets” because they are available for sale at any time. The bonds mature in 2039.

As of March 31, 2013, the Company performed separate evaluations for impaired equity securities to determine if the unrealized losses were other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management objectives and securities portfolio objectives. Based on the results of the evaluations, the Company concluded that as of March 31, 2013, all unrealized losses related to equity securities were temporary.

Note 10 - Debt and Commitments

On December 4, 2012, the Company borrowed the purchase price of $14 million for the New Dawn acquisition and pledged its marketable securities as collateral. The interest rate for this investment margin account borrowing will fluctuate based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. This investment margin account borrowing does not mature.

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2015. New Dawn’s Logan, Utah office lease requires a monthly rent of $41,500, with short-term sub-leases of approximately $5,000 per month, and will expire in 2015, subject to certain extension options. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for comparable six-month periods ended March 31, 2013 and 2012 were $383,000 and $244,000, respectively.

Note 11 - Contingencies

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial position or results of operations.

Note 12 - Operating Segments

The Company has two segments of business. The Company’s reportable segments are (i) the traditional business and (ii) Sustain and New Dawn. Summarized financial information for the Company’s reportable segments is shown in the following table:
	Reportable segments
	Traditional business	Sustain and New Dawn*	Total
Six months ended March 31, 2013
Revenues	$12,439,000	$5,007,000	$17,446,000
Pretax income (loss)	5,168,000	(2,243,000)	2,925,000
Income tax benefit (expense)	(1,660,000)	720,000	(940,000)
Net income (loss)	3,508,000	(1,523,000)	1,985,000
Total assets	138,430,000	27,319,000	165,749,000
Capital expenditures	91,000	65,000	156,000
Depreciation and amortization	231,000	678,000	909,000

	Traditional business	Sustain	Total
Six months ended March 31, 2012
Revenues	$14,528,000	$1,458,000	$15,986,000
Pretax income (loss)	6,333,000	(973,000)	5,360,000
Income tax benefit (expense)	(2,235,000)	625,000	(1,610,000)
Net income (loss)	4,098,000	(348,000)	3,750,000
Total assets	119,440,000	1,174,000	120,614,000
Capital expenditures	291,000	9,000	300,000
Depreciation and amortization	231,000	14,000	245,000

	Traditional business	Sustain and New Dawn**	Total
Three months ended March 31, 2013
Revenues	$5,744,000	$4,009,000	$9,753,000
Pretax income (loss)	2,413,000	(752,000)	1,661,000
Income tax benefit (expense)	(730,000)	220,000	(510,000)
Net income (loss)	1,683,000	(532,000)	1,151,000
Total assets	138,430,000	27,319,000	165,749,000
Capital expenditures	57,000	32,000	89,000
Depreciation and amortization	114,000	506,000	620,000

	Traditional business	Sustain	Total
Three months ended March 31, 2012
Revenues	$7,316,000	$750,000	$8,066,000
Pretax income (loss)	3,303,000	(529,000)	2,774,000
Income tax benefit (expense)	(1,205,000)	475,000	(730,000)
Net income (loss)	2,098,000	(54,000)	2,044,000
Total assets	119,440,000	1,174,000	120,614,000
Capital expenditures	177,000	9,000	186,000
Depreciation and amortization	118,000	8,000	126,000

*
Includes New Dawn’s financial results from December 5, 2012 through March 31, 2013 with revenues of $3,690,000,expenses of $4,046,000 (including intangible amortization expenses of $635,000), and inter-company income tax benefits of $115,000.

**
Includes New Dawn’s financial results from January 1, 2013 through March 31, 2013 with revenues of $3,443,000,expenses of $3,108,000 (including intangible amortization expenses of $477,000), and income tax expenses of $115,000.

Note 13 - Subsequent Events

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

On December 4, 2012 the Company purchased all of the outstanding stock of New Dawn for $14 million in cash. New Dawn provides products and services to more than 350 justice agencies in 39 states, three U.S. territories and two other countries. The acquisition expands the Company’s position in the case management software marketplace. The results of operations of New Dawn from December 5, 2012 through March 31, 2013 have been included in the Company’s Consolidated Financial Statements: revenues were $3,690,000; expenses were $4,046,000 (including intangible amortization expenses of $635,000), and the pretax loss was $356,000. The acquisition was accounted for using the purchase method of accounting; accordingly, the Company preliminarily allocated the purchase price to tangible assets ($3.1 million including cash of $2.2 million; accounts receivable, net, of $.66 million, and net fixed assets of $.14 million) and identifiable intangible assets (purchased software and customer relationships of $9.5 million) and liabilities ($12.6 million including accounts payable and accrued expenses of $2.8 million, deferred maintenance agreements of $2.2 million and deferred installation contracts of $7.5 million) based on their fair values with the remaining balance in excess of the net assets allocated to goodwill ($14 million). The purchased software and customer relationships costs are being amortized over five years. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Deferred revenues on installation contracts primarily represent advances from customers for software licenses and installation services in various stages of completion; after customer’s acceptance of the completed project, the advances would become no longer at risk of refund and earned.

The Company’s traditional business segment pretax income decreased by $1,165,000 (18%) to $5,168,000 from $6,333,000 primarily because of the reduction in trustee sale notice and related service fee revenues of $1,778,000, partially offset by a reduction in operating costs and expenses of $759,000 and an increase in dividends and interest income of $263,000. Sustain’s and New Dawn’s business segment had a pretax loss of $2,243,000 compared to $973,000 in the prior year period primarily due to (i) the addition of New Dawn’s pretax loss of $356,000 and (ii) an increase in Sustain’s personnel costs of $692,000 during the six months ended March 31, 2013.

During the six months ended March 31, 2013, consolidated pretax income decreased by $2,435,000 (45%) to $2,925,000 from $5,360,000 in the comparable prior year period.

Comprehensive income includes net income and net unrealized gains on investments, net of taxes.

Comprehensive Income

	Six months ended March 31
	2013	2012

Net income	$1,985,000	$3,750,000
Net change in unrealized appreciation of investments (net of taxes)	10,915,000	16,840,000
Comprehensive income	$12,900,000	$20,590,000

* * * * * * * * * * * * * * *

	Reportable segments
	Traditional business	Sustain and New Dawn*	Total

Six months ended March 31, 2013
Revenues	$12,439,000	$5,007,000	$17,446,000
Pretax income (loss)	5,168,000	(2,243,000)	2,925,000
Income tax benefit (expense)	(1,660,000)	720,000	(940,000)
Net income (loss)	3,508,000	(1,523,000)	1,985,000
Amortization of intangible assets*	---	635,000	635,000

	Traditional business	Sustain	Total
Six months ended March 31, 2012
Revenues	$14,528,000	$1,458,000	$15,986,000
Pretax income (loss)	6,333,000	(973,000)	5,360,000
Income tax benefit (expense)	(2,235,000)	625,000	(1,610,000)
Net income (loss)	4,098,000	(348,000)	3,750,000

*
Includes New Dawn’s financial results from December 5, 2012 through March 31, 2013 with revenues of $3,690,000,expenses of $4,046,000 (including intangible amortization expenses of $635,000), and inter-company income tax benefits of $115,000.

Consolidated revenues were $17,446,000 and $15,986,000 for the six months ended March 31, 2013 and 2012, respectively. This increase of $1,460,000 (9%) was primarily from the additional New Dawn revenues of $3,690,000, partially offset by the reduction in trustee sale notice and related service fee revenues of $1,778,000. The Company’s revenues derived from Sustain’s and New Dawn’s operations constituted about 29% (Sustain and New Dawn) and 9% (Sustain only) of the Company’s total revenues for the six months ended March 31, 2013 and 2012, respectively. (Consolidated revenues were $9,753,000 and $8,066,000 for the three months ended March 31, 2013 and 2012, respectively.)

Consolidated operating costs and expenses increased by $4,046,000 (35%) to $15,588,000 from $11,542,000, primarily for New Dawn and Sustain. Total personnel costs increased by $2,298,000 (34%) to $9,146,000 from $6,848,000 primarily due to New Dawn’s additional personnel costs of $2,623,000, Sustain’s personnel cost increases of $692,000 and annual salary adjustments, partially offset by a $280,000 decrease in the expenses related to the Company’s Management Incentive Plan (“Incentive Plan”). The decrease in Incentive Plan expense consisted of a reduction of $750,000 in the Incentive Plan accrual during the six months ended March 31, 2013 due to reduced estimated current and future consolidated pretax profits before this accrual versus a reduction of $470,000 in the prior comparable period. Depreciation and amortization costs increased by $664,000 (271%) to $909,000 mainly resulting from the amortization of New Dawn’s purchased software and customer relationships costs of $635,000. Other general and administrative expenses also increased by $934,000 (57%) primarily resulting from increased professional fees, including legal and tax fees associated with the New Dawn acquisition of approximately $93,000 and other expenses, including additional rent, sales and marketing expenses for New Dawn. (Consolidated operating costs and expenses were $8,600,000 and $5,882,000 for the three months ended March 31, 2013 and 2012, respectively.)

The traditional business segment revenues are very much dependant on the number of California and Arizona foreclosure notices. The number of foreclosure notices published by the Company decreased by 46% during the six months ended March 31, 2013 as compared to the prior comparable period. Although public notice advertising revenues were down compared to the prior year period, the Company still continued to benefit from a relatively large number of foreclosures in California and Arizona for which public notice advertising is required by law. Effective January 1, 2013, the California Homeowner’s Bill of Rights imposes new requirements that contribute to the slowdown in the foreclosure process. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2013, and the Company’s print-based earnings will also grossly decline because it will be impractical for the Company to offset all revenue loss by expense reduction. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 95% of the total public notice advertising revenues in the six-month period. Public notice advertising revenues and related advertising and other service fees constituted about 41% of the Company's total revenues during this period. Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time.  Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.  We do not expect to experience an offsetting increase in commercial advertising as a result of this trend because of the continuing challenges in the commercial advertising business. Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies. The Daily Journals accounted for about 85% of the Company's total circulation revenues. The court rule and judicial profile services generated about 13% of the total circulation revenues, with the other newspapers and services accounting for the balance.

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

On a pretax profit of $2,925,000 and $5,360,000 for the six months ended March 31, 2013 and 2012, respectively, the Company recorded a tax provision of $940,000 and $1,610,000 respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction. Consequently, the Company’s effective tax rate was 32% and 30% for the six months ended March 31, 2013 and 2012, respectively. The acquisition of New Dawn was structured as a stock acquisition with an Internal Revenue Code Section 338 (h)(10) election, which results in the acquisition being treated similarly to an acquisition of assets for income tax purposes. As such, the amounts allocated to purchased software and customer relationships as well as goodwill are amortized over a 15-year period on a straight line basis for tax purposes. Differences in the amortization period and methods between book and tax useful lives will result in deferred tax assets or liabilities. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes. Net income per share decreased to $1.44 from $2.72.

Liquidity and Capital Resources

During the six months ended March 31, 2013, the Company's cash and cash equivalents, and marketable security positions increased by $21,151,000. Cash and cash equivalents were used primarily for the purchase of capital assets of $156,000 (mostly computer software and office equipment). During the first quarter of fiscal 2013, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn and pledged its marketable securities to obtain favorable financing. During the first quarter of fiscal 2012, the Company bought shares of common stock of a Fortune 200 company. The investments in marketable securities, which cost approximately $49,694,000 and had a market value of about $120,299,000 at March 31, 2013, generated approximately $1,106,000 in dividends and interest income, which lowers the effective income tax rate because of the dividends received deduction. As of March 31, 2013, there were unrealized pretax gains of $70,605,000 as compared to $52,464,000 at September 30, 2012. Most of the unrealized gains were in the common stocks.

The cash provided by operating activities of $1,042,000 included net increases in deferred subscriptions of $35,000 and deferred maintenance agreements and installation contracts of $763,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered and accepted. Cash flows from operating activities decreased by $3,059,000 during the six months ended March 31, 2013 as compared to the prior comparable period primarily resulting from the decreases in accounts payable and accrued liabilities of $1,043,000 and net income of $1,765,000.

As of March 31, 2013, the Company had working capital of $84,006,000, including the liabilities for deferred subscriptions and deferred maintenance agreements of $7,850,000, which are scheduled to be earned within one year, and the deferred tax liability of $28,125,000 for the unrealized gains described above.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure. There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended March 31, 2013.

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
Chief Executive Officer
President
Chief Financial Officer
Treasurer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

DATE: May 14, 2013