Form 10-Q
period 2013-06-30
DAILY JOURNAL CORP
filed 2013-08-14
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2013

or

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

Large Accelerated Filer:	Accelerated Filer:
Non-accelerated Filer:	Smaller Reporting Company: X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

Page Nos.
PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 2013 and September 30, 2012	3

Consolidated Statements of Comprehensive Income (Loss) - Three months ended June 30, 2013 and 2012	4

Consolidated Statements of Comprehensive Income - Nine months ended June 30, 2013 and 2012	5

Consolidated Statements of Cash Flows - Nine months ended June 30, 2013 and 2012	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	17

Part II Other Information

Item 6. Exhibits	19

PART I
Item 1. FINANCIAL STATEMENTS
DAILY JOURNAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30 2013	September 30 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,283,000	$985,000
U.S. Treasury Bills	---	800,000
Marketable securities, including common stocks of $121,104,000 and bonds of $7,317,000 at June 30, 2013 and common stocks of $94,061,000 and bonds of $8,095,000 at September 30, 2012	128,421,000	102,156,000
Accounts receivable, less allowance for doubtful accounts of $250,000 and$200,000 at June 30, 2013 and September 30, 2012, respectively	4,813,000	5,709,000
Inventories	47,000	43,000
Prepaid expenses and other assets	545,000	241,000
Income tax receivable	952,000	196,000
Total current assets	141,061,000	110,130,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,846,000	12,819,000
Furniture, office equipment and computer software	2,692,000	2,263,000
Machinery and equipment	2,014,000	2,072,000
	17,552,000	17,154,000
Less accumulated depreciation	(8,341,000)	(7,911,000)
	9,211,000	9,243,000
Other assets
Intangibles (net)	8,411,000	---
Goodwill	14,000,000	---
Deferred income taxes	1,068,000	1,591,000
	23,479,000	1,591,000
	$173,751,000	$120,964,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,665,000	$2,201,000
Accrued liabilities	4,217,000	2,738,000
Deferred subscriptions	3,239,000	3,649,000
Deferred installation contracts	7,915,000	---
Deferred maintenance agreements and others	4,099,000	1,805,000
Deferred income taxes	29,728,000	19,146,000
Total current liabilities	50,863,000	29,539,000

Long term liabilities
Investment margin account borrowing	14,000,000	---
Accrued liabilities	3,050,000	4,200,000
Total long term liabilities	17,050,000	4,200,000

Commitments and contingencies (Notes 10 and 11)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 at June 30, 2013 and September 30, 2012, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	56,702,000	53,891,000
Accumulated other comprehensive income	47,367,000	31,565,000
Total shareholders' equity	105,838,000	87,225,000
	$173,751,000	$120,964,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30
	2013	2012
Revenues
Advertising	$3,617,000	$4,897,000
Circulation	1,574,000	1,630,000
Advertising service fees and other	685,000	769,000
Information systems and services	3,328,000	835,000
	9,204,000	8,131,000

Costs and expenses
Salaries and employee benefits	5,023,000	3,466,000
Other outside services	914,000	755,000
Postage and delivery expenses	346,000	360,000
Newsprint and printing expenses	379,000	360,000
Depreciation and amortization	635,000	126,000
Other general and administrative expenses	1,446,000	830,000
	8,743,000	5,897,000
Income from operations	461,000	2,234,000
Other income (expense)
Dividends and interest income	726,000	608,000
Interest expense	(27,000)	(4,000)
Gain on sale of capital assets	1,000	---
Other-than-temporary impairment losses on investments	---	(2,855,000)
Income before taxes	1,161,000	(17,000)
Provision for (benefit of) income taxes	335,000	(225,000)
Net income	$826,000	$208,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$.60	$.15

Comprehensive income (loss)
Net income	$826,000	$208,000
Net change in unrealized appreciation (depreciation) of investments (net of taxes)	4,887,000	(3,410,000)
Other-than-temporary impairment losses recognized in net income (net of taxes)	---	1,720,000
Comprehensive income (loss)	$5,713,000	$(1,482,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine months ended June 30
	2013	2012
Revenues
Advertising	$11,299,000	$14,605,000
Circulation	4,792,000	4,931,000
Advertising service fees and other	2,224,000	2,288,000
Information systems and services	8,335,000	2,293,000
	26,650,000	24,117,000

Costs and expenses
Salaries and employee benefits	14,169,000	10,316,000
Other outside services	2,604,000	2,218,000
Postage and delivery expenses	1,006,000	1,040,000
Newsprint and printing expenses	1,000,000	1,023,000
Depreciation and amortization	1,544,000	371,000
Other general and administrative expenses	4,008,000	2,471,000
	24,331,000	17,439,000
Income from operations	2,319,000	6,678,000
Other income (expense)
Dividends and interest income	1,832,000	1,451,000
Interest expense reversal (expense)	(66,000)	62,000
Gain on sale of capital assets	1,000	7,000
Other-than-temporary impairment losses on investments	---	(2,855,000)
Income before taxes	4,086,000	5,343,000
Provision for income taxes	1,275,000	1,385,000
Net income	$2,811,000	$3,958,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$2.04	$2.87

Comprehensive income
Net income	$2,811,000	$3,958,000
Net change in unrealized appreciation of investments (net of taxes)	15,802,000	13,430,000
Other-than-temporary impairment losses recognized in net income (net of taxes)	---	1,720,000
Comprehensive income	$18,613,000	$19,108,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30
	2013	2012
Cash flows from operating activities
Net income	$2,811,000	$3,958,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	1,544,000	371,000
Deferred income taxes	644,000	(851,000)
Net premium amortized and discount earned on bonds and U.S. Treasury Bills	(2,000)	(3,000)
Other-than-temporary impairment losses on investments ($1,720,000 net of taxes)	---	2,855,000
Changes in assets and liabilities
Decrease (increase) in current assets (net of acquisition)
Accounts receivable, net	1,556,000	1,236,000
Inventories	(7,000)	6,000
Prepaid expenses and other assets	(184,000)	(12,000)
Increase (decrease) in current liabilities (net of acquisition)
Accounts payable	(753,000)	(347,000)
Accrued liabilities	(2,347,000)	(913,000)
Income taxes	(756,000)	(178,000)
Deferred subscriptions	(410,000)	53,000
Deferred maintenance agreements and others	95,000	207,000
Deferred installation contracts	443,000	---
Net cash provided by operating activities	2,634,000	6,382,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	800,000	14,600,000
Purchases of U.S. Treasury Bills	---	(4,299,000)
Acquisition of New Dawn Technologies, Inc. (net of cash acquired)	(11,878,000)	---
Purchases of marketable securities	---	(16,390,000)
Purchases of property, plant and equipment	(258,000)	(352,000)
Net cash used in investing activities	(11,336,000)	(6,441,000)

Cash flows from financing activities
Investment margin account borrowing	14,000,000	---
Cash provided by financing activities	14,000,000	---

Increase (decrease) in cash and cash equivalents	5,298,000	(59,000)

Cash and cash equivalents
Beginning of period	985,000	3,058,000
End of period	$6,283,000	$2,999,000

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

Note 2 - Basis of Presentation

     In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of June 30, 2013, and of its results of operations and cash flows for the three- and nine- month periods ended June 30, 2013 and 2012. The results of operations for the nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Note 5 – Acquisition of New Dawn Technologies, Inc.

On December 4, 2012 the Company purchased all of the outstanding stock of New Dawn for $14 million in cash.  The New Dawn acquisition was accounted for using the purchase method of accounting in accordance with the Statement of FASB’s ASC 805 Business Combinations. The Company incurred legal and tax fees of about $93,000 associated with this acquisition. These costs were included in “Other general and administrative expenses” on the Company’s Consolidated Statements of Comprehensive Income. New Dawn’s results of operations from December 5, 2012 through June 30, 2013 have been included in the Company’s Consolidated Financial Statements: revenues were $6,430,000, expenses were $7,148,000 (including intangible amortization expenses of $1,111,000), and the pretax loss was $718,000.

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

Note 6 - Intangible Assets

     At June 30, 2013, New Dawn’s purchased software and customer relationships costs of $8,411,000 (net of the accumulated amortization expenses of $1,111,000) are being amortized over five years based on their estimated useful lives.

      The Company accounts for goodwill in accordance with ASC 350 Intangibles — Goodwill and Other. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually as of September 30th, or whenever events or changes in circumstances indicate that the value may not be recoverable.

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

Note 8 - Income Taxes

On a pretax profit of $4,086,000 and $5,343,000 for the nine months ended June 30, 2013 and 2012, respectively, the Company recorded a tax provision of $1,275,000 and $1,385,000 respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction.  Consequently, the Company’s effective tax rate was 31% and 26% for the nine months ended June 30, 2013 and 2012, respectively. The acquisition of New Dawn was structured as a stock acquisition with an Internal Revenue Code Section 338 (h)(10) election, which results in the acquisition being treated similarly to an acquisition of assets for income tax purposes. As such, the amounts allocated to purchased software and customer relationships as well as goodwill are amortized over a 15-year period on a straight-line basis for tax purposes. Differences in the amortization period and methods between book and tax useful lives will result in deferred tax assets or liabilities. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes.

Note 9 - Investments in U.S. Treasury Notes and Bills and Marketable Securities

     Investments in U.S. Treasury Bills and marketable securities categorized as “available-for-sale” are stated at fair value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income”. As of June 30, 2013 and September 30, 2012, an unrealized gain of $78,727,000 (consisting of gross unrealized gains of $80,999,000 and gross unrealized losses of $2,272,000) and $52,464,000 (consisting of gross unrealized gains of $54,653,000 and gross unrealized losses of $2,189,000), respectively, net of taxes, was recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820 Fair Value Measurement.

     Investments in equity securities and securities with fixed maturity as of June 30, 2013 and September 30, 2012 are summarized by type below.

	June 30, 2013						September 30, 2012
	(Unaudited)
	Aggregate fair value		Amortized/Adjusted cost basis		Pretax unrealized gains		Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
U.S. Treasury Bills	$	---	$	---	$	---	$800,000	$800,000	$	---
Marketable securities
Common stocks		121,104,000		44,761,000		76,343,000	94,061,000	44,761,000		49,300,000
Bonds		7,317,000		4,933,000		2,384,000	8,095,000	4,931,000		3,164,000
Total		$128,421,000		$49,694,000		$78,727,000	$102,956,000	$50,492,000		$52,464,000

     At June 30, 2013, all investments are classified as “Current assets” because they are available for sale at any time. The bonds mature in 2039.

     As of June 30, 2013, the Company performed separate evaluations for impaired equity securities to determine if the unrealized losses were other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management objectives and securities portfolio objectives. Based on the results of the evaluations, the Company concluded that as of June 30, 2013, all unrealized losses related to equity securities were temporary.

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

     The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2015. New Dawn’s Logan, Utah office lease requires a monthly rent of $41,500, with short-term sub-leases of approximately $5,000 per month, and will expire in 2015, subject to certain extension options. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to certain leased property. Rental expenses for comparable nine-month periods ended June 30, 2013 and 2012 were $600,000 and $349,000, respectively.

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

Note 12 - Operating Segments

     The Company has two segments of business. The Company’s reportable segments are (i) the traditional business and (ii) Sustain and New Dawn. Summarized financial information for the Company’s reportable segments is shown in the following table:

	Reportable segments
	Traditional business	Sustain and New Dawn*	Total
Nine months ended June 30, 2013
Revenues	$18,315,000	$8,335,000	$26,650,000
Pretax income (loss)	7,869,000	(3,783,000)	4,086,000
Income tax (expense) benefit	(2,500,000)	1,225,000	(1,275,000)
Net income (loss)	5,956,000	(3,145,000)	2,811,000
Total assets	146,902,000	26,849,000	173,751,000
Capital expenditures	96,000	162,000	258,000
Depreciation and amortization	340,000	1,204,000	1,544,000

	Traditional business	Sustain	Total
Nine months ended June 30, 2012
Revenues	$21,824,000	$2,293,000	$24,117,000
Income (loss) from operations	8,133,000	(1,455,000)	6,678,000
Other-than-temporary impairment losses on investments	2,855,000	---	2,855,000
Pretax income (loss)	6,791,000	(1,448,000)	5,343,000
Income tax (expense) benefit	(2,135,000)	750,000	(1,385,000)
Net income (loss)	4,656,000	(698,000)	3,958,000
Total assets	116,344,000	1,312,000	117,656,000
Capital expenditures	312,000	40,000	352,000
Depreciation and amortization	349,000	22,000	371,000

	Traditional business	Sustain and New Dawn**	Total
Three months ended June 30, 2013
Revenues	$5,876,000	$3,328,000	$9,204,000
Pretax income (loss)	2,701,000	(1,540,000)	1,161,000
Income tax (expense) benefit	(840,000)	505,000	(335,000)
Net income (loss)	2,448,000	(1,622,000)	826,000
Total assets	146,902,000	26,849,000	173,751,000
Capital expenditures	5,000	97,000	102,000
Depreciation and amortization	109,000	526,000	635,000

	Traditional business	Sustain	Total
Three months ended June 30, 2012
Revenues	$7,296,000	$835,000	$8,131,000
Income (loss) from operations	2,709,000	(475,000)	2,234,000
Other-than-temporary impairment losses on investments	2,855,000	---	2,855,000
Pretax income (loss)	458,000	(475,000)	(17,000)
Income tax benefit	100,000	125,000	225,000
Net income (loss)	558,000	(350,000)	208,000
Total assets	116,344,000	1,312,000	117,656,000
Capital expenditures	21,000	31,000	52,000
Depreciation and amortization	118,000	8,000	126,000

*

Includes New Dawn’s financial results from December 5, 2012 through June 30, 2013 with revenues of $6,430,000, expenses of $7,148,000 (including intangible amortization expenses of $1,111,000), and inter-company income tax benefits of $230,000.

**

Includes New Dawn’s financial results from April 1, 2013 through June 30, 2013 with revenues of $2,740,000, expenses of $3,102,000 (including intangible amortization expenses of $476,000), and income tax expenses of $115,000.

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

      On December 4, 2012 the Company purchased all of the outstanding stock of New Dawn for $14 million in cash.  New Dawn provides products and services to more than 350 justice agencies in 39 states, three U.S. territories and two other countries.  The acquisition expands the Company’s position in the case management software marketplace.  The results of operations of New Dawn from December 5, 2012 through June 30, 2013 have been included in the Company’s Consolidated Financial Statements: revenues were $6,430,000; expenses were $7,148,000 (including intangible amortization expenses of $1,111,000), and its pretax loss was $718,000. The acquisition was accounted for using the purchase method of accounting; accordingly, the Company preliminarily allocated the purchase price to tangible assets ($3.1 million including cash of $2.2 million; accounts receivable, net, of $.66 million, and net fixed assets of $.14 million) and identifiable intangible assets (purchased software and customer relationships of $9.5 million) and liabilities ($12.6 million including accounts payable and accrued expenses of $2.8 million, deferred maintenance agreements of $2.2 million and deferred installation contracts of $7.5 million) based on their fair values with the remaining balance in excess of the net assets allocated to goodwill ($14 million). The purchased software and customer relationships costs are being amortized over five years. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Deferred revenues on installation contracts primarily represent advances from customers for software licenses and installation services in various stages of completion; after customer’s acceptance of the completed project, the advances would become no longer at risk of refund and earned.

      The Company’s traditional business segment pretax income increased by $1,078,000 (16%) to $7,869,000 in the nine months ended June 30, 2013 from $6,791,000 in the prior year period when the Company incurred impairment losses on investments of $2,855,000. This year there was a reduction in trustee sale notice and related service fee revenues of $3,055,000, partially offset by a reduction in operating costs and expenses of $144,000 and an increase in dividends and interest income of $381,000. Sustain’s and New Dawn’s business segment had a pretax loss of $3,783,000 compared to $1,455,000 in the prior year period primarily due to (i) the addition of New Dawn’s pretax loss of $718,000 and (ii) an increase in Sustain’s implementation and development personnel costs of $1,191,000 during the nine months ended June 30, 2013.

During the nine months ended June 30, 2013, consolidated pretax income decreased by $1,257,000 (24%) to $4,086,000 from $5,343,000 in the comparable prior year period.

    Comprehensive income includes net income and unrealized net gains on investments, net of taxes.

Comprehensive Income
	Nine months ended June 30
	2013	2012

Net income	$2,811,000	$3,958,000
Net change in unrealized appreciation of investments (net of taxes)	15,802,000	13,430,000
Other-than-temporary impairment losses recognized in net income (net of taxes)	---	1,720,000
Comprehensive income	$18,613,000	$19,108,000

* * * * * * * * * * * *

	Reportable segments
	Traditional business	Sustain and New Dawn*	Total

Nine months ended June 30, 2013
Revenues	$18,315,000	$8,335,000	$26,650,000
Pretax income (loss)	7,869,000	(3,783,000)	4,086,000
Income tax benefit (expense)	(2,500,000)	1,225,000	(1,275,000)
Net income (loss)	5,956,000	(3,145,000)	2,811,000
Amortization of intangible assets*	---	1,111,000	1,111,000

	Traditional business	Sustain	Total
Nine months ended June 30, 2012
Revenues	$21,824,000	$2,293,000	$24,117,000
Income (loss) from operations	8,133,000	(1,455,000)	6,678,000
Other-than-temporary impairment losses on investments	2,855,000	---	2,855,000
Pretax income (loss)	6,791,000	(1,448,000)	5,343,000
Income tax (expense) benefit	(2,135,000)	750,000	(1,385,000)
Net income (loss)	4,656,000	(698,000)	3,958,000

*

Includes New Dawn’s financial results from December 5, 2012 through June 30, 2013 with revenues of $6,430,000, expenses of $7,148,000 (including intangible amortization expenses of $1,111,000), and inter-company income tax benefits of $230,000.

      Consolidated revenues were $26,650,000 and $24,117,000 for the nine months ended June 30, 2013 and 2012, respectively. This increase of $2,533,000 (11%) was primarily from the additional New Dawn revenues of $6,430,000, partially offset by the reduction in trustee sale notice and related service fee revenues of $3,055,000. The Company’s revenues derived from Sustain’s and New Dawn’s operations constituted about 31% (Sustain and New Dawn) and 10% (Sustain only) of the Company’s total revenues for the nine months ended June 30, 2013 and 2012, respectively. (Consolidated revenues were $9,204,000 and $8,131,000 for the three months ended June 30, 2013 and 2012, respectively.)

      Consolidated operating costs and expenses increased by $6,892,000 (40%) to $24,331,000 from $17,439,000, primarily for New Dawn and Sustain. Total personnel costs increased by $3,853,000 (37%) to $14,169,000 from $10,316,000 primarily due to New Dawn’s additional personnel costs of $4,551,000, Sustain’s implementation and development personnel cost increases of $1,191,000 and annual salary adjustments, partially offset by a $730,000 decrease in the expenses related to the Company’s Management Incentive Plan (“Incentive Plan”). The decrease in Incentive Plan expense consisted of a reduction of $1,400,000 in the Incentive Plan accrual during the nine months ended June 30, 2013 due to reduced estimated current and future consolidated pretax profits before this accrual versus a reduction of $670,000 in the prior comparable period. Depreciation and amortization costs increased by $1,173,000 (316%) to $1,544,000 mainly resulting from the amortization of New Dawn’s purchased software and customer relationships costs of $1,111,000. Other general and administrative expenses also increased by $1,537,000 (62%) primarily resulting from increased professional fees and additional rent, sales and marketing expenses for New Dawn. (Consolidated operating costs and expenses were $8,743,000 and $5,897,000 for the three months ended June 30, 2013 and 2012, respectively.)

     The traditional business segment revenues are very much dependant on the number of California and Arizona foreclosure notices. The number of foreclosure notices published by the Company decreased by 49% during the nine months ended June 30, 2013 as compared to the prior comparable period. Although public notice advertising revenues were down compared to the prior year period, the Company still continued to benefit from a relatively large number of foreclosures in California and Arizona for which public notice advertising is required by law. Effective January 1, 2013, the California Homeowner’s Bill of Rights imposed new requirements that have contributed to the slowdown in the foreclosure process. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2013, and the Company’s print-based earnings will also grossly decline because it will be impractical for the Company to offset all revenue loss by expense reduction. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 95% of the total public notice advertising revenues in the nine-month period. Public notice advertising revenues and related advertising and other service fees constituted about 39% of the Company's total revenues during this period. Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues. We do not expect to experience an offsetting increase in commercial advertising as a result of this trend because of the continuing challenges in the commercial advertising business. Advertising service fees and other are traditional business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies. The Daily Journals accounted for about 85% of the Company's total circulation revenues. The court rule and judicial profile services generated about 13% of the total circulation revenues, with the other newspapers and services accounting for the balance.

     Sustain’s and New Dawn’s consulting, licensing and maintenance revenues are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed installations, (ii) the unpredictable needs of their existing customers, and (iii) their ability to secure new customers. In most cases, revenues from their new installation projects will only be recognized, if at all, upon completion and acceptance of their services by the various customers. The Company’s expenses for the development of software products are significant and will materially impact overall results at least through the foreseeable future. These costs are expensed as incurred due to the uncertainties concerning recoverability.

     On a pretax profit of $4,086,000 and $5,343,000 for the nine months ended June 30, 2013 and 2012, respectively, the Company recorded a tax provision of $1,275,000 and $1,385,000 respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction and the domestic production activity deduction. Consequently, the Company’s effective tax rate was 31% and 26% for the nine months ended June 30, 2013 and 2012, respectively. The acquisition of New Dawn was structured as a stock acquisition with an Internal Revenue Code Section 338 (h)(10) election, which  results in the acquisition being treated similarly to an acquisition of assets for income tax purposes. As such, the amounts allocated to purchased software and customer relationships as well as goodwill are amortized over a 15-year period on a straight line basis for tax purposes. Differences in the amortization period and methods between book and tax useful lives will result in deferred tax assets or liabilities. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes. Net income per share decreased to $2.04 from $2.87.

Liquidity and Capital Resources

     During the nine months ended June 30, 2013, the Company's cash and cash equivalents, and marketable security positions increased by $30,763,000. Cash and cash equivalents were used primarily for the purchase of capital assets of $258,000 (mostly computer software and office equipment). During the first quarter of fiscal 2013, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn and pledged its marketable securities to obtain favorable financing. During the first quarter of fiscal 2012, the Company bought shares of common stock of a Fortune 200 company, and during the third quarter of fiscal 2012, it bought additional shares of common stock of one of the foreign manufacturing companies in which it had previously invested. There have been no additional purchases in fiscal 2013. The investments in marketable securities, which cost approximately $49,694,000 and had a market value of about $128,421,000 at June 30, 2013, generated approximately $1,832,000 in dividends and interest income, which lowers the effective income tax rate because of the dividends received deduction. As of June 30, 2013, there were unrealized pretax gains of $78,727,000 as compared to $52,464,000 at September 30, 2012. Most of the unrealized gains were in the common stocks.

     The cash provided by operating activities of $2,634,000 included net increases in deferred maintenance agreements and installation contracts of $538,000, partially offset by a net decreases in deferred subscriptions of $410,000. Proceeds from the sale of subscriptions from newspapers, court rule books and other publications and for software licenses and maintenance and other services are recorded as deferred revenue and are included in earned revenue only when the services are rendered and accepted. Cash flows from operating activities decreased by $3,748,000 during the nine months ended June 30, 2013 as compared to the prior comparable period primarily resulting from the decreases in accounts payable and accrued liabilities of $1,840,000, deferred subscriptions of $463,000 and net income of $1,147,000.

     As of June 30, 2013, the Company had working capital of $90,198,000, including the liabilities for deferred subscriptions and deferred maintenance agreements of $7,338,000, which are scheduled to be earned within one year, and the deferred tax liability of $31,360,000 for the unrealized gains described above.

     Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital and expects that any such cash flows will be invested in its businesses. The Company continues to have the ability to borrow against its marketable securities on favorable terms as it did for the New Dawn acquisition. The Company also may entertain business acquisition opportunities, as it did in acquiring New Dawn. Any excess cash flows could be used to reduce the investment margin account liability or invested as management and the Board of Directors deem appropriate at the time.

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

 The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2012. The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report.

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

Item 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and (2) accumulated and communicated to the Company’s management, including Mr. Salzman, in such a way as to allow timely decisions regarding required disclosure. There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended June 30, 2013.

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

DATE: August 14, 2013