Form 10-Q/A
period 2013-06-30
DAILY JOURNAL CORP
filed 2013-08-20
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

This Form 10-Q/A for the fiscal quarter ended June 30, 2013 is being filed by Daily Journal Corporation (the “Company”) solely to correct an error in the allocation of the Company’s net income (loss) between its traditional business and that of its Sustain Technologies, Inc. (“Sustain”) and New Dawn Technologies, Inc. (“New Dawn”) subsidiaries. Specifically, the net income of the traditional business segment was $5,369,000 in the nine months ended June 30, 2013 and $1,861,000 in the three months ended June 30, 2013, and the net loss of the Sustain and New Dawn segment was $2,558,000 in the nine month period and $1,035,000 in the three month period. The correction affects only Note 12 – Operating Segments, appearing on page 11 of the 10-Q/A, and the “reportable segments” chart, appearing on page 14 of the 10-Q/A.

This amendment does not reflect events occurring after the original filing of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, or modify or update the disclosures in the original Form 10-Q in any way, other than to reflect the correction described above.

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

Note 12 - Operating Segments

     The Company has two segments of business. The Company’s reportable segments are (i) the traditional business and (ii) Sustain and New Dawn. Summarized financial information for the Company’s reportable segments is shown in the following table:

	Reportable segments
	Traditional business	Sustain and New Dawn*	Total
Nine months ended June 30, 2013
Revenues	$18,315,000	$8,335,000	$26,650,000
Pretax income (loss)	7,869,000	(3,783,000)	4,086,000
Income tax (expense) benefit	(2,500,000)	1,225,000	(1,275,000)
Net income (loss)	5,369,000	(2,558,000)	2,811,000
Total assets	146,902,000	26,849,000	173,751,000
Capital expenditures	96,000	162,000	258,000
Depreciation and amortization	340,000	1,204,000	1,544,000

	Traditional business	Sustain	Total
Nine months ended June 30, 2012
Revenues	$21,824,000	$2,293,000	$24,117,000
Income (loss) from operations	8,133,000	(1,455,000)	6,678,000
Other-than-temporary impairment losses on investments	2,855,000	---	2,855,000
Pretax income (loss)	6,791,000	(1,448,000)	5,343,000
Income tax (expense) benefit	(2,135,000)	750,000	(1,385,000)
Net income (loss)	4,656,000	(698,000)	3,958,000
Total assets	116,344,000	1,312,000	117,656,000
Capital expenditures	312,000	40,000	352,000
Depreciation and amortization	349,000	22,000	371,000

	Traditional business	Sustain and New Dawn**	Total
Three months ended June 30, 2013
Revenues	$5,876,000	$3,328,000	$9,204,000
Pretax income (loss)	2,701,000	(1,540,000)	1,161,000
Income tax (expense) benefit	(840,000)	505,000	(335,000)
Net income (loss)	1,861,000	(1,035,000)	826,000
Total assets	146,902,000	26,849,000	173,751,000
Capital expenditures	5,000	97,000	102,000
Depreciation and amortization	109,000	526,000	635,000

	Traditional business	Sustain	Total
Three months ended June 30, 2012
Revenues	$7,296,000	$835,000	$8,131,000
Income (loss) from operations	2,709,000	(475,000)	2,234,000
Other-than-temporary impairment losses on investments	2,855,000	---	2,855,000
Pretax income (loss)	458,000	(475,000)	(17,000)
Income tax benefit	100,000	125,000	225,000
Net income (loss)	558,000	(350,000)	208,000
Total assets	116,344,000	1,312,000	117,656,000
Capital expenditures	21,000	31,000	52,000
Depreciation and amortization	118,000	8,000	126,000

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

    Comprehensive income includes net income and unrealized net gains on investments, net of taxes.

Comprehensive Income
	Nine months ended June 30
	2013	2012

Net income	$2,811,000	$3,958,000
Net change in unrealized appreciation of investments (net of taxes)	15,802,000	13,430,000
Other-than-temporary impairment losses recognized in net income (net of taxes)	---	1,720,000
Comprehensive income	$18,613,000	$19,108,000

* * * * * * * * * * * *

	Reportable segments
	Traditional business	Sustain and New Dawn*	Total

Nine months ended June 30, 2013
Revenues	$18,315,000	$8,335,000	$26,650,000
Pretax income (loss)	7,869,000	(3,783,000)	4,086,000
Income tax benefit (expense)	(2,500,000)	1,225,000	(1,275,000)
Net income (loss)	5,369,000	(2,558,000)	2,811,000
Amortization of intangible assets*	---	1,111,000	1,111,000

	Traditional business	Sustain	Total
Nine months ended June 30, 2012
Revenues	$21,824,000	$2,293,000	$24,117,000
Income (loss) from operations	8,133,000	(1,455,000)	6,678,000
Other-than-temporary impairment losses on investments	2,855,000	---	2,855,000
Pretax income (loss)	6,791,000	(1,448,000)	5,343,000
Income tax (expense) benefit	(2,135,000)	750,000	(1,385,000)
Net income (loss)	4,656,000	(698,000)	3,958,000

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

DATE: August 20, 2013