Form 10-K
period 2013-09-30
DAILY JOURNAL CORP
filed 2014-06-24
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes ☐       No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

       Yes      No   ☒

As of March 29, 2013, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $98,251,000.

As of May 31, 2014 there were outstanding 1,380,746 shares of Common Stock of Daily Journal Corporation.

Disclosure Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Sustain’s, New Dawn’s and ISD’s reliance on professional services engagements with justice agencies, including California courts, for a substantial portion of their revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; collectability of accounts receivable; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; the Company's failure to timely file this Form 10-K and its quarterly reports on Form 10-Q for the first two quarters of fiscal 2014; and declines in the market prices of the Company’s investments. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-K, including in conjunction with the forward-looking statements themselves, and in other documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1. Business

The Company publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer magazine, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising.

Sustain Technologies, Inc. (“Sustain”), which became a wholly-owned subsidiary in 2008, supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including calendaring and accounting, report and notice generation, the implementation of time standards and business rules and other corollary functions, and to enable justice agencies to extend electronic services to the public and bar members. Its products are licensed in seven states and in Canada.

In December 2012, the Company purchased all of the outstanding stock of New Dawn Technologies, Inc. (“New Dawn”) based in Logan, Utah, which provides products and services similar to those of Sustain to more than 350 justice agencies in 39 states, three U.S. territories and two other countries.

In September 2013, the Company acquired substantially all of the operating assets and liabilities of ISD Corporation, now operating under the name of ISD Technologies, Inc. (“ISD”), which provides case management systems to California courts and other governmental agencies, similar to those of Sustain and New Dawn, and a service that provides the general public a secure website to pay traffic citations online.

Sustain, New Dawn and ISD are referred to collectively herein as “The Technology Companies”. Essentially all of the Company’s operations are based in California, Arizona and Utah. Financial information of the Company is set forth in Item 8 (“Financial Statements and Supplementary Data”).

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

The Daily Journals contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2013, the Los Angeles Daily Journal had approximately 5,600 paid subscribers and the San Francisco Daily Journal had approximately 2,800 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 8,900 at September 30, 2012. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 63% to subscriptions and 37% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 23% of the Company's total fiscal 2013 revenues and 28% in fiscal 2012.

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

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, San Diego, Riverside and San Bernardino counties receive copies by hand delivery. The regular yearly subscription rate for each of The Daily Journals is $750.

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

The Record Reporter (Arizona). The Record Reporter has been in existence since 1914. In addition to general news of local interest, The Record Reporter, which is published three days a week, focuses on legal news and public record information and carries primarily public notice advertising.

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

The Company also provides online foreclosure information to about 50 customers. This service primarily provides distressed property information, some of which also appears in some of the Company's newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information.

Advertising and Newspaper Representative. The Company's publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 11% of the Company’s total revenues in fiscal 2013 and 15% in fiscal 2012. Classified advertising declined in fiscal 2013 primarily due to the continued downturn in the employment advertising marketplace and competition from online employment web sites.

Public notice advertising consists of many different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements. Many government agencies use the Company’s Internet-based advertising system to produce and send their notices to the Company. A fictitious business name web site enables individuals to send their statements to the Company for filing and publication and another web site enables attorneys and individuals to send probate, civil, corporate, public sale and other types of public notices to the Company.  California Newspaper Service Bureau (“CNSB”), a division of the Company, is a statewide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising. CNSB places notices and other forms of advertising with adjudicated newspapers of general circulation, most of which are not owned by the Company.

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 35% of the Company's total revenues in fiscal 2013 and 56% in fiscal 2012. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising was placed and (iii) service fees generated when filing notices with government agencies.

Trustee sales legal advertising revenues alone represented about 17% of the Company’s total revenues in fiscal 2013 and 34% in fiscal 2012. For several years, these revenues were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law, but the number of foreclosures declined in fiscal 2013 and has continued to decline. In addition, in many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

Information Systems and Services. The Technology Companies provide case management software and related services to courts and other justice agencies. These companies’ operations constituted about 37% of the Company’s total revenues in fiscal 2013 and 9% (for Sustain only) in fiscal 2012. The Technology Companies earn their revenues from license and maintenance fees paid by customers to use their software products; consulting fees paid by customers for installation, implementation and training services; and fees generated by the use of secure websites developed by ISD through which the general public can pay traffic citations.

Sustain’s flagship product is called eCourt®. which is a web-based case processing system that can be used by courts and other justice agencies for all case types because its screens, data elements, business rules, work queues, searches and alerts are highly configurable.  Sustain also supports its prior generation Justice Edition software, which is a Windows-based system that also provides for customizable configurability.

New Dawn offers the JustWare® family of products for use by courts and other justice agencies.  JustWare® provides a standardized case management system that includes business rules to automate tasks, document and report generation, digital signatures and shortcuts to speed data input.  New Dawn also licenses its JusticeWeb® public access software, which allows the public to view certain case information, provides a means to create permission-based access for sensitive data, allows pro se litigants and attorneys to e-file documents and includes a way for case participants to make payments online.

ISD offers its CASE™ probation case management system, its ICMS™ court case management system, its eFile™ browser-based interface for the electronic filing of court documents and its ePayIt™ service for the online payment of traffic citations.  ISD’s traditional customer base has been courts and probation departments in California.

Budget constraints, especially during stressful economic times, could force governmental agencies to defer or forgo consulting services or even to stop paying their annual software maintenance fees. As technology-based companies, The Technology Companies’ success depends on the continued development and improvement of their products, which is why the costs to update and upgrade them consistently constitute such a significant portion of The Technology Companies’ expenses.

Printing. The Company's main printing facilities are located in Los Angeles and currently are used primarily to print the Daily Journals and their supplements and some of the other publications. The Company uses digital copiers and other equipment for the printing of the Judicial Profiles, the Court Rules and items such as legal advertising and office forms, promotional flyers and other materials for its publications and for a few other customers. The California Lawyer magazine, the Directory and some of the other publications are printed by outside contractors.

Materials and Postage

After personnel and software development costs (included in “Salaries and employee benefits” and in “Outside services” in the consolidated statements of comprehensive income), postage and paper costs are typically the Company's next two largest expenses. Paper and postage accounted for approximately 7% of our traditional publishing segment's operating costs in fiscal 2013 and 6% in fiscal 2012. Paper prices may fluctuate substantially in the future, and periodic postal rate increases could significantly impact income from operations. Further, we may not be able to pass on such increases to our customers.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. The price of paper remained unchanged during fiscal 2013. We anticipate the price of paper will rise in fiscal 2014.

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

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, the U.S. Postal Service increased rates and added new pallet/sack/tray fees. There were decreases in the Company’s postage costs during fiscal 2013 primarily due to fewer subscribers.

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

 The Technology Companies’ staff includes employees who provide marketing and consulting services which may also result in additional consulting projects and the licensing of products. Most of The Technologies Companies’ new projects come from existing customers or from a competitive request-for-proposal process.

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

The Company's court rules publications face competition in both the Southern California market as well as in Northern California from online court rules services and the courts themselves. Subscriptions to the multi-volume Court Rules and Local Rules volumes continued to decline during fiscal 2013. The Company's Judicial Profile services have direct competition and also indirect competition, because some of the same information is available through other sources, including the courts.

The steady decline in recent years in the number of subscriptions to The Daily Journals and the Company’s court rule publications is likely to continue and will certainly impact the Company’s future revenues. The pricing of the Company's products is reviewed every year. Subscription price increases have in recent years exceeded inflation, as have advertising rate increases.

In attracting commercial advertisers, the Company competes with other newspapers and magazines, television, radio and other media, including electronic and online systems for employment-related classified advertising. Factors which may affect competition for advertisers are the cost for such advertising compared with other media, and the size and characteristics of the readership of the Company's publications.

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

There is significant competition among a limited number of companies to provide services and software to the courts and other justice agencies, and some of these companies are much larger and have greater access to capital and other resources than The Technology Companies. Others provide services for a limited number of customers. Normally, the vendor is selected through a bidding process, and often the customers will express a preference for, or even require, larger vendors. Many customers now desire Internet-based solutions to centralize operations, facilitate electronic filing and other interfaces with other justice partners and the public, and publish certain information from case management systems. The Technology Companies’ product lines provide versions of these services, but there are many uncertainties in the process of courts and other justice agencies migrating to newer electronic based systems, including whether The Technology Companies’ versions of case management systems will find general acceptance and whether the development and modification of such systems can be done in a cost effective manner.

Employees

The Company has approximately 300 full-time employees and contractors and about 20 part-time employees and contractors. This includes about 140 full-time employees and contractors and 12 part-time employees and contractors of The Technology Companies. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

The Company relies heavily on Gerald Salzman, who serves as president, chief executive officer, chief financial officer, treasurer and assistant secretary. If Mr. Salzman’s services were no longer available to the Company, it is unlikely that the Company could find a single replacement to perform all of the duties now handled by him, and it could have a significant adverse effect on the Company’s business. The Company does not carry key man life insurance, nor has it entered into an employment agreement with Mr. Salzman.

Working Capital

Traditionally, the Company has generated sufficient cash flow from operations to cover all its needs without significant borrowing. To a very considerable extent, the Company benefits in this regard from the fact that both subscriptions and software maintenance and license fees are generally paid a year in advance. In addition, the aggregate market value of the securities owned by the Company has increased significantly, providing the Company with even more working capital, subject, of course, to the normal risks associated with owning stocks and bonds. In December 2012, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn, and in September 2013, it borrowed another $15.5 million to acquire substantially all of the operating assets and liabilities of ISD, in each case pledging its marketable securities to obtain favorable financing.

The Company believes it has sufficient cash and marketable securities for the foreseeable future. If the Company’s overall cash needs exceed cash flow from operations and its current working capital, the Company continues to have the ability to borrow against its marketable securities on favorable terms as it did for its acquisitions, or it may attempt to secure additional financing which may or may not be available on acceptable terms.

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

Inflation

The effects of inflation are not significantly any more or less adverse on the Company's businesses than they are on other publishing and software companies. The Company has experienced the effects of inflation primarily through increases in costs of personnel, newsprint, postage and services. These costs have generally been offset by periodic price increases for advertising and subscription rates, but with frequent exceptions during several years when the Company has experienced substantial increases in postage and newsprint expenses and additional costs related to acquisitions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns office and printing facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2016.

The main Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, which is fully occupied by the Company. Approximately 75% of the building is devoted to office space and the remainder to printing and production equipment and facilities. In 2003, the Company finished building an adjacent 37,000 square foot building and parking facilities on properties it acquired in 1996 and 1998. This building provides additional office, production and storage space. The Company and Sustain occupy this building’s first floor and will complete the build-out of the second floor as needed.

The Company leases in San Francisco approximately 6,200 square feet of office space (expiring in October 2014). New Dawn leases about 30,200 square feet of office space (expiring in December 2015) in Logan, Utah, and ISD leases about 10,000 square feet of office space (expiring in November 2014) in Corona, California. In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years’ duration.

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

	High	Low
Fiscal 2013
Quarter ended December 31, 2012	$107.35	$82.06
Quarter ended March 31, 2013	111.00	92.80
Quarter ended June 30, 2013	120.93	100.11
Quarter ended September 30, 2013	164.00	106.61

Fiscal 2012
Quarter ended December 31, 2011	$69.50	$62.54
Quarter ended March 31, 2012	80.00	64.15
Quarter ended June 30, 2012	94.50	73.00
Quarter ended September 30, 2012	98.01	87.72

As of June 17, 2014, there were approximately 610 holders of record of the Company’s common stock, and the last trade was at $192.94 per share.

The Company did not declare or pay any dividends during fiscal 2013 or 2012. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past three fiscal years.

From time to time, the Company has repurchased shares of its common stock and may continue to do so. See Note 2 of Notes to Consolidated Financial Statements for more information. The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan. The Company’s stock repurchase program remains in effect, but the Company did not purchase any shares during fiscal 2013.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to operate as two different businesses: (1) The “Traditional Business”, being the business of newspaper and magazine publishing and related services that the Company had before 1999 when it purchased Sustain, and (2) the Sustain, New Dawn and ISD software businesses (“The Technology Companies”) which supply case management software systems and related products to courts and other justice agencies.

Acquisitions in Fiscal 2013

On December 4, 2012, the Company purchased all of the outstanding stock of New Dawn for $14,000,000 in cash. New Dawn provides products and services similar to those of Sustain to more than 350 justice agencies in 39 states, three U.S. territories and two other countries. On September 13, 2013, the Company acquired substantially all of the operating assets and liabilities of ISD Corporation for about $16,000,000 in cash. Now operating under the name of ISD Technologies, Inc., ISD provides case management systems to California courts and other governmental agencies, similar to those of Sustain and New Dawn, and a service that provides the general public a secure website to pay traffic citations online. Both acquisitions were accounted for using the purchase method of accounting, and these acquisitions expand the Company’s position in the case management software marketplace.

The results of operations of New Dawn from December 5, 2012 through September 30, 2013 have been included in the Company’s Consolidated Financial Statements: revenues were $10,403,000, expenses were $10,625,000 (including intangible amortization expenses of $1,587,000), and its pretax loss was $222,000. The Company allocated the purchase price to tangible assets ($4,805,000 including cash of $2,122,000, prepaid and other assets of $1,881,000, accounts receivable of $660,000, and fixed assets of $142,000), identifiable intangible assets (purchased software and customer relationships of $9,500,000) and liabilities ($12,090,000 including accounts payable and accrued expenses of $2,334,000, deferred maintenance agreements of $2,200,000 and deferred installation contracts of $7,472,000) based on their fair values with the remaining balance in excess of the net assets allocated to goodwill ($11,700,000). Included in accrued expenses was $1,100,000 related to prior claims by customers for amounts previously collected on software installation projects. Goodwill, which is not amortized for financial statement purposes, is amortized over a 15-year period for tax purposes. Goodwill represents the expected synergies in expanding the Company’s software business. Identifiable intangible assets are being amortized on a straight-line basis over five years due to the short life cycle of technology that customer relationships depend on.

The Company made certain year-end adjustments to the allocated fair values for goodwill, intangibles, prepaid and other assets and accrued expenses as a result of (i) adjusting the fair value of certain pre-acquisition contingencies based on additional information and (ii) determining the fair value of work-in-progress on software installation projects. The cumulative effect of these changes was to establish work-in-progress costs of approximately $1,760,000 included in prepaid and other assets, decrease accrued liabilities by $540,000 and reduce goodwill by $2,300,000.

The results of operations of ISD for the month of September 2013 have been included in the Company’s Consolidated Financial Statements: revenues were $784,000, expenses were $694,000 (including intangible amortization expenses of $278,000), and its pretax income was $90,000. The Company allocated the purchase price to tangible assets ($4,410,000 including cash of $2,546,000, accounts receivable of $1,636,000, fixed assets of $141,000; and prepaid assets of $87,000), identifiable intangible assets (purchased software and customer relationships of $16,702,000) and liabilities ($5,112,000 including accounts payable and accrued expenses of $2,270,000 and deferred maintenance agreements of $2,842,000) based on their fair values. The Company’s allocation to identifiable intangibles is preliminary, pending the results of a third party valuation, and these assets are being amortized over five years due to the short life cycle of technology that customer relationships depend on.

Deferred revenues on installation contracts primarily represent the fair value of advances from customers of The Technology Companies for software licenses and installation services in various stages of completion. After a customer’s acceptance of the completed project, the advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on maintenance contracts represent prepayments of annual maintenance fees. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation include the current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of deferred installation contracts and new business, among other things.

Overall Results

During fiscal 2013, consolidated pretax income decreased by $3,332,000 (42%) to $4,569,000 from $7,901,000 in the prior year. The Company’s Traditional business segment pretax income decreased by $1,382,000 (14%) to $8,707,000 from $10,089,000, primarily resulting from a reduction in trustee sale notice and related service fee revenues of $4,454,000, partially offset by an increase in dividends and interest income of $574,000.

The Technology Companies’ business segment had a pretax loss of $4,138,000 compared to $2,188,000 in the prior year primarily resulting from The Technology Companies’ intangible amortization costs of $1,865,000. Most of the intangible amortization costs related to New Dawn, which was acquired in fiscal 2013 and therefore not part of our fiscal 2012 results.

There were pretax other-than-temporary impairment losses on investments of $1,719,000 versus $2,855,000 in the prior year. These losses impact the results of the Traditional business, but it is important to note that these write-downs are the result of an accounting requirement and they do not indicate that a loss has actually been realized due to a sale of the security or that the decline in value is necessarily permanent. For example, the market price of the security written down in fiscal 2012 had already recovered to more than its original cost as of September 30, 2013.

Net income per share decreased to $2.74 from $4.01.

Comprehensive income includes net income and unrealized net gains on investments, net of taxes, as summarized below:

Comprehensive Income

	Fiscal
	2013	2012

Net income	$3,779,000	$5,541,000
Net change in unrealized appreciation of investments (net of taxes)	21,292,000	15,085,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	1,051,000	1,720,000
Comprehensive income	$26,122,000	$22,346,000

* * * * * * * * * * * *

The Company’s Traditional Business is one reportable segment, and The Technology Companies are another. In fiscal 2012, given that Sustain was the only one of The Technology Companies then owned by the Company, it is generally referred to as the Sustain segment prior to fiscal 2013. Additional detail about each of the reportable segments is set forth below:

Reportable Segments

	Traditional Business	The Technology Companies*	Total
Fiscal 2013
Revenues	$23,830,000	$13,846,000	$37,676,000
Income (loss) from operations	7,974,000	(4,131,000)	3,843,000
Other-than-temporary impairment losses on investments	1,719,000	—	1,719,000
Pretax income (loss)	8,707,000	(4,138,000)	4,569,000
Income tax (expense) benefit	(3,053,000)	2,263,000	(790,000)
Net income (loss)	5,654,000	(1,875,000)	3,779,000
Amortization of intangible assets	—	1,865,000	1,865,000

	Traditional Business	Sustain	Total
Fiscal 2012
Revenues	$28,956,000	$2,918,000	$31,874,000
Income (loss) from operations	10,877,000	(2,195,000)	8,682,000
Other-than-temporary impairment losses on investments	2,855,000	—	2,855,000
Pretax income (loss)	10,089,000	(2,188,000)	7,901,000
Income tax (expense) benefit	(3,340,000)	980,000	(2,360,000)
Net income (loss)	6,749,000	(1,208,000)	5,541,000

*      Includes (i) New Dawn’s financial results from December 5, 2012 through September 30, 2013 with revenues of $10,403,000 and expenses of $10,625,000 (including intangible amortization expenses of $1,587,000), and (ii) ISD’s September 2013 financial results with revenues of $784,000 and expenses of $694,000 (including intangible amortization expenses of $278,000).

Consolidated revenues were $37,676,000 and $31,874,000 for fiscal 2013 and 2012, respectively. This increase of $5,802,000 (18%) was primarily from the additional New Dawn and ISD revenues of $11,187,000, partially offset by the reduction in trustee sale notice and related service fee revenues of $4,454,000. The Company’s revenues derived from The Technology Companies’ operations constituted about 37% and 9% (for Sustain only) of the Company’s total revenues for fiscal 2013 and 2012, respectively.

Consolidated operating costs and expenses increased by $10,641,000 (46%) to $33,833,000 from $23,192,000, primarily for The Technology Companies. Total personnel costs increased by $5,644,000 (42%) to $19,236,000 from $13,592,000 primarily due to The Technology Companies’ additional personnel costs of $8,331,000, partially offset by a decrease of $1,610,000 in the expenses related to the Company’s Management Incentive Plan (“Incentive Plan”). The decrease in Incentive Plan expense consisted of a reduction of $2,580,000 in the long-term Incentive Plan accrual during fiscal 2013 due to reduced estimated current and future consolidated pretax profits before this accrual versus a reduction of $970,000 in the prior comparable year. This reduction occured because the Incentive Plan is based primarily on the pretax profits of the Company before workers' compensation, supplemental compensation and adjustment for certain items. Depreciation and amortization costs increased by $1,938,000 (385%) to $2,441,000 mainly resulting from the amortization of The Technology Companies’ intangible costs of $1,865,000. Other general and administrative expenses also increased by $2,990,000 (87%) primarily resulting from additional rent, sales and marketing expenses for The Technology Companies and increased professional fees, including those associated with the two acquisitions.

The Traditional business segment advertising revenues, which declined by $4,749,000 from $19,221,000 to $14,472,000, are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 51% during fiscal 2013 as compared to fiscal 2012. Although public notice advertising revenues were down compared to the prior year, the Company still continued to benefit from a relatively large number of foreclosures in California and Arizona compared to historical foreclosure rates. Along with slowing due to general improvements in the economy, effective January 1, 2013, the California Homeowner’s Bill of Rights imposed new requirements that have contributed to the slowdown in foreclosures. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2014, and the Company’s print-based earnings will also decline significantly because it will be impractical for the Company to offset all revenue loss by expense reduction. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 95% of the total public notice advertising revenues in the twelve-month period. Public notice advertising revenues and related advertising and other service fees constituted about 35% of the Company's total revenues during this period. Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

We do not expect to experience an offsetting increase in commercial advertising because of the continuing challenges in the commercial advertising business, which declined $358,000 from $4,629,000 to $4,271,000. The Daily Journals accounted for about 85% of the Company's total circulation revenues, which declined by $184,000 from $6,530,000 to $6,346,000. The court rule and judicial profile services generated about 12% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.

In fiscal 2013, The Technology Companies recognized $9,956,000 in revenues from fees for the licensing and maintenance of their software products, compared to Sustain’s licensing and maintenance revenues of $2,205,000 in fiscal 2012. Sustain’s portion of the 2013 licensing and maintenance revenues was $2,338,000, and the balance was attributable to New Dawn and ISD. The Technology Companies recognized consulting revenues of $3,367,000 in fiscal 2013 compared to $713,000 in fiscal 2012 (for Sustain only).

The Technology Companies’ consulting, licensing and maintenance revenues are subject to uncertainty because they depend on (i) the timing of the acceptance of the completed installations, (ii) the unpredictable needs of their existing customers, and (iii) their ability to secure new customers. In most cases, revenues from their new installation projects will only be recognized, if at all, upon completion and acceptance of their services by the various customers. The Company is continuing to update and upgrade its software products. These costs are expensed as incurred and will materially impact earnings at least through the foreseeable future.

Taxes

On a pretax profit of $4,569,000 and $7,901,000 for the fiscal years ended September 30, 2013 and 2012, respectively, the Company recorded a tax provision of $790,000 and $2,360,000 respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction, the domestic production activity deduction and a change this year in California franchise taxes regarding revenue allocation among states resulting in a lower California tax rate which reduced the current year’s tax rate and prior years’ deferred taxes on the unrealized appreciation of the Company's investments by about $500,000. In addition, in fiscal 2012, there was a reversal of an uncertain tax liability as the Company reached an agreement with the Internal Revenue Service in March 2012 to settle the Company’s previously claimed research and development credits in its tax returns for the years 2002 to 2007. Consequently, the Company’s effective tax rate was 17% and 30% for fiscal 2013 and 2012, respectively. The acquisition of New Dawn was structured as a stock acquisition with an Internal Revenue Code Section 338 (h)(10) election, which results in the acquisition being treated as an acquisition of assets for income tax purposes. The ISD acquisition was structured as an asset purchase. As such, the amounts allocated to purchased software and customer relationships as well as goodwill are amortized over a 15-year period on a straight-line basis for tax purposes. Differences in the amortization period and methods between book and tax useful lives will result in deferred tax assets or liabilities. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes.

Liquidity and Capital Resources

During fiscal 2013, the Company's cash and cash equivalents, and marketable security positions increased by $44,391,000. Cash and cash equivalents were used primarily for the purchase of capital assets of $280,000 (mostly computer software and office equipment). During the first quarter of fiscal 2013, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn, and during the fourth quarter of fiscal 2013, it borrowed another $15.5 million to acquire substantially all assets and liabilities of ISD Corporation, in each case pledging its marketable securities to obtain favorable financing. During the first quarter of fiscal 2012, the Company bought shares of common stock of a Fortune 200 company, and during the third quarter of fiscal 2012, it bought additional shares of common stock of one of the foreign manufacturing companies in which it had previously invested. There were no additional purchases in fiscal 2013. The investments in marketable securities, which cost approximately $47,976,000 and had a market value of about $136,994,000 at September 30, 2013, generated approximately $2,541,000 in dividends and interest income, which lowers the Company’s effective income tax rate because of the dividends received deduction. As of September 30, 2013, there were unrealized investment pretax gains of $89,018,000 as compared to $52,464,000 as of September 30, 2012. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

The cash provided by operating activities of $5,672,000 included net decreases in deferred installation contracts and maintenance agreements of $307,000 and deferred subscriptions of $115,000. Cash flows from operating activities decreased by $1,287,000 during the twelve months ended September 30, 2013 as compared to the prior comparable period primarily resulting from the decreases in net income of $1,762,000 and accounts payable and accrued liabilities of $1,521,000, including a deferred ISD acquisition cost balance of about $507,000 that was paid in December 2013, partially offset by the decreases in accounts receivable of $805,000.

As of September 30, 2013, the Company had working capital of $98,854,000, including the liabilities for deferred subscriptions and deferred installation contracts and maintenance agreements of $17,277,000, which are scheduled to be earned within one year, and the deferred tax liability of $34,610,000 for the unrealized gains described above.

The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital and expects that any such cash flows will be invested in its businesses. The Company continues to have the ability to borrow against its marketable securities on favorable terms as it did for the New Dawn and ISD acquisitions. The Company also may entertain additional business acquisition opportunities. Any excess cash flows could be used to reduce the investment margin account liability or invested as management and the Board of Directors deem appropriate at the time.

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

As noted above, however, the investments are concentrated in just six companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement (such as the other-than-temporary impairment losses of $1,719,000 recognized during the fourth quarter of 2013 and the $2,855,000 recognized in the third quarter of 2012).

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that revenue recognition, accounting for software costs, fair value measurement and disclosures (including for the long-term Management Incentive Plan liabilities), accounting for business combinations, testing for goodwill impairment and income taxes are critical accounting policies and estimates.

For the Traditional Business, proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term. Advertising revenues are recognized when advertisements are published and are net of commissions. An allowance for doubtful accounts for receivable is recorded.

The Technology Companies recognize revenues in accordance with the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software—Revenue Recognition. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are generally recognized upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized upon acceptance by the customers under the completed contract method. The Company elects to use the completed contract method because customer’s acceptance is unpredictable and reliable estimates of the progress towards completion cannot be made. Only after a customer’s acceptance of a completed project are customer advances generally no longer at risk of refund and are therefore considered earned.

Approximately 37% of the Company’s revenues in fiscal 2013 were derived from sales and leases of software licenses, annual maintenance contract and support services and consulting services that typically include implementation and training.

With regard to arrangements accounted for under ASC 605-35, Multiple Elements Arrangements which include consulting and other services, licenses and annual maintenance, the Company has established Vendor Specific Objective Evidence (VSOE) of the values of these services, such that consulting and one-time license fees are generally recognized upon delivery, installation or acceptance pursuant to a signed agreement and the annual maintenance is recognized ratably over the specific maintenance contract term, usually one year. VSOE of fair value of the annual maintenance exists because a substantial majority of The Technology Companies’ actual maintenance renewals is within a narrow range of pricing as a percentage of the underlying license fees and are deemed substantive.

Accounting Standards Codification (“ASC”) 985-20, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, provides that costs related to the research and development of a new software product are to be expensed as incurred until the technological feasibility of the product is established. Accordingly, costs related to the development of new software products are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized, subject to expected recoverability. In general, “technological feasibility” is achieved when the developer has established the necessary skills, hardware and technology to produce a product and a detailed program design has been (i) completed, (ii) traced to the product specifications and (iii) reviewed for high-risk development issues. The Company expects that most of The Technology Companies’ development costs will continue to be expensed for the foreseeable future given the continuous upgrading of their software products and the fact that once technological feasibility is achieved, the product is made available.

ASC 820, Fair Value Measurement and Disclosures, requires the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of its investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company made no transfers in and out of Level 1 and Level 2 measurements in fiscal years 2012 and 2013. During that time all of the Company’s investments have been quoted on public markets and, therefore, all fair value calculations have been based on Level 1 measurements. The estimated Management Incentive Plan’s future commitment is calculated using Level 3 inputs, as defined in the fair value hierarchy, based on an average of the current year and the current expectation of fiscal 2014 pretax earnings before certain items, discounted to the present value since each granted Unit will expire over its remaining life term of up to 10 years.

ASC 805, Business Combinations, requires the use of the purchase method of accounting in connection with the acquisition of businesses. This requires all of the acquired assets and liabilities to be recorded at their fair values and for the purchase price to be allocated accordingly. Furthermore, intangible assets must be categorized and separated into two groups: those with an identifiable remaining useful life and those with an indefinite useful life. The latter is classified as goodwill. In fiscal 2013, the acquisition of New Dawn resulted in the Company allocating $11,700,000 to goodwill. The identifiable intangible assets acquired for New Dawn were based on Level 3 fair value measurements using an income approach discounted to the present value.

The Company analyzes goodwill for possible impairment under ASC 350, Intangibles – Goodwill and Other, annually or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation with respect to The Technology Companies include current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of deferred installation contracts and new business, among other things. In addition, Accounting Standards Codification 2011-08, Testing Goodwill for Impairment, allows for the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If it is determined based on qualitative factors that there is no impairment to goodwill, then the fair value of a reporting unit is not needed. If a quantitative analysis is required and the unit’s carrying amount exceeds its fair value, then the second step is performed to measure the amount of potential impairment. The Company’s annual goodwill impairment analysis in 2013 did not result in an impairment charge based on the qualitative assessment.

ASC 740, Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. This accounting guidance also prescribes recognition thresholds and measurement attributes for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations and its deferred tax liabilities related to the net unrealized gains on investments. See Note 3 of Notes to Consolidated Financial Statements for further discussion.

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2013 and 2012 and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Daily Journal Corporation’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 24, 2014 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
June 24, 2014

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$11,338,000	$985,000
U.S. Treasury Bills	—	800,000
Marketable securities, including common stocks of $129,699,000 and bonds of $7,295,000 at September 30, 2013 and common stocks of $94,061,000 and bonds of $8,095,000 at September 30, 2012	136,994,000	102,156,000
Accounts receivable, less allowance for doubtful accounts of $250,000 and $200,000 at September 30, 2013 and 2012, respectively	6,314,000	5,709,000
Inventories	56,000	43,000
Prepaid expenses and other assets	1,958,000	241,000
Income tax receivable	305,000	196,000
Total current assets	156,965,000	110,130,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,847,000	12,819,000
Furniture, office equipment and computer software	2,712,000	2,263,000
Machinery and equipment	2,014,000	2,072,000
	17,573,000	17,154,000
Less accumulated depreciation	(8,343,000)	(7,911,000)
	9,230,000	9,243,000
Intangibles, net	24,337,000	—
Goodwill	11,700,000	—
Deferred income taxes, net	858,000	1,591,000
	$203,090,000	$120,964,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,239,000	$2,201,000
Accrued liabilities	4,463,000	2,738,000
Deferred subscriptions	3,534,000	3,649,000
Deferred installation contracts	6,879,000	---
Deferred maintenance agreements and others	6,864,000	1,805,000
Deferred income taxes, net	32,132,000	19,146,000
Total current liabilities	58,111,000	29,539,000

Long term liabilities
Investment margin account borrowings	29,493,000	—
Deferred maintenance agreements	269,000	—
Accrued liabilities	1,870,000	4,200,000
Total long term liabilities	31,632,000	4,200,000

Commitments and contingencies (Notes 4 and 5)	—	—

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 shares at September 30, 2013 and 2012, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	57,670,000	53,891,000
Accumulated other comprehensive income	53,908,000	31,565,000
Total shareholders' equity	113,347,000	87,225,000
	$203,090,000	$120,964,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2013	2012
Revenues
Advertising	$14,472,000	$19,221,000
Circulation	6,346,000	6,530,000
Advertising service fees and other	3,012,000	3,205,000
Information systems and services	13,846,000	2,918,000
	37,676,000	31,874,000
Costs and expenses
Salaries and employee benefits	19,236,000	13,592,000
Outside services	3,086,000	2,956,000
Postage and delivery expenses	1,328,000	1,375,000
Newsprint and printing expenses	1,307,000	1,321,000
Depreciation and amortization	2,441,000	503,000
Other general and administrative expenses	6,435,000	3,445,000
	33,833,000	23,192,000
Income from operations	3,843,000	8,682,000
Other income and (expenses)
Dividends and interest income	2,541,000	1,967,000
Interest (expense) expense reversal	(97,000)	100,000
Gains on sales of capital assets	1,000	7,000
Other-than-temporary impairment losses on investments	(1,719,000)	(2,855,000)
Income before taxes	4,569,000	7,901,000
Provision for income taxes	(790,000)	(2,360,000)
Net income	$3,779,000	$5,541,000
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$2.74	$4.01

Comprehensive income (loss)
Net income	$3,779,000	$5,541,000
Net change in unrealized appreciation of investments (net of taxes of $13,544,000 and $9,991,000, respectively)	21,292,000	15,085,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes of $668,000 and $1,135,000, respectively)	1,051,000	1,720,000
Comprehensive income	$26,122,000	$22,346,000

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Share	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 2011	1,380,746	$14,000	$1,755,000	$48,350,000	$14,760,000	$64,879,000
Net income	—	—	—	5,541,000	—	5,541,000
Unrealized gains on investments	—	—	—	—	15,085,000	15,085,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	—	—	—	—	1,720,000	1,720,000
Balance at September 30, 2012	1,380,746	14,000	1,755,000	53,891,000	31,565,000	87,225,000
Net income	—	—	—	3,779,000	—	3,779,000
Unrealized gain on investments	—	—	—	—	21,292,000	21,292,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	—	—	—	—	1,051,000	1,051,000
Balance at September 30, 2013	1,380,746	$14,000	$1,755,000	$57,670,000	$53,908,000	$113,347,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2013	2012
Cash flows from operating activities
Net income	$3,779,000	$5,541,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,441,000	503,000
Deferred income taxes	(493,000)	(261,000)
Discount earned on bonds	(2,000)	(4,000)
Other-than-temporary impairment losses on investments	1,719,000	2,855,000
Changes in assets and liabilities
(Increase) decrease in current assets (net of acquisitions)
Accounts receivable, net	1,691,000	886,000
Inventories	(13,000)	1,000
Prepaid expenses and other assets	252,000	(9,000)
Income tax receivable	(109,000)	—
Increase (decrease) in current liabilities (net of acquisitions)
Accounts payable	(155,000)	(235,000)
Accrued liabilities	(3,016,000)	(1,415,000)
Income taxes	—	(952,000)
Deferred subscription	(115,000)	(170,000)
Deferred installation contracts	(593,000)	—
Deferred maintenance agreements and others	286,000	219,000
Net cash provided by operating activities	5,672,000	6,959,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	800,000	19,400,000
Purchases of U.S. Treasury Bills	—	(7,099,000)
Purchases of marketable securities	—	(20,961,000)
Acquisition of New Dawn Technologies, Inc. (net of cash acquired)	(11,878,000)	—
Acquisition of ISD Technologies, Inc. (net of cash acquired)	(13,454,000)	—
Purchases of property, plant and equipment	(280,000)	(372,000)
Net cash used for investing activities	(24,812,000)	(9,032,000)

Cash flows from financing activities
Investment margin account borrowing	29,493,000	—
Cash provided by financing activities	29,493,000	—

Increase (decrease) in cash and cash equivalents	10,353,000	(2,073,000)

Cash and cash equivalents
Beginning of year	985,000	3,058,000
End of year	$11,338,000	$985,000

Interest paid during year	$97,000	$186,000
Income taxes paid during year	$1,354,000	$3,573,000

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

Sustain Technologies, Inc. (“Sustain”), which became a wholly-owned subsidiary in 2008, supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including calendaring and accounting, report and notice generation, the implementation of time standards and business rules and other corollary functions, and to enable justice agencies to extend electronic services to the public and bar members. Its products are licensed in seven states and in Canada.

In December 2012, the Company purchased all of the outstanding stock of New Dawn Technologies, Inc. (“New Dawn”), based in Logan, Utah, which provides products and services similar to those of Sustain to more than 350 justice agencies in 39 states, three U.S. territories and two other countries.

In September 2013, the Company acquired substantially all of the operating assets and liabilities of ISD Corporation, now operating under the name of ISD Technologies, Inc. (“ISD”), which provides case management systems to California courts and other governmental agencies, similar to those of Sustain and New Dawn, and a service that provides the general public a secure website to pay traffic citations online.

Sustain, New Dawn and ISD are referred to collectively herein as “The Technology Companies”. Essentially all of the Company’s operations are based in California, Arizona and Utah.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Daily Journal Corporation and The Technology Companies. All intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

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

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in marketable securities, all categorized as “available-for-sale” and stated at fair market value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures. At September 30, 2013, the aggregate fair market value of the Company’s marketable securities was $136,994,000. These investments had approximately $89,018,000 of unrealized gains before taxes of $34,610,000. Most of the unrealized gains were in the common stocks of three U.S. financial institutions. The bonds have a maturity date in 2039 and are classified as “Current assets” because they are available for sale. At September 30, 2012, the Company had U.S. Treasury Bills and marketable securities at fair market value of approximately $102,956,000, including approximately $52,464,000 of unrealized gains before taxes of $20,898,000. These net unrealized gains consist of gross unrealized gains of $54,653,000 and gross unrealized losses of $2,189,000.

 Investment in Financial Instruments

	September 30, 2013			September 30, 2012
	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
U.S. Treasury Bills	$—	$—	$—	$800,000	$800,000	$—
Marketable securities
Common stocks	129,699,000	43,042,000	86,657,000	94,061,000	44,761,000	49,300,000
Bonds	7,295,000	4,934,000	2,361,000	8,095,000	4,931,000	3,164,000
Total	$136,994,000	$47,976,000	$89,018,000	$102,956,000	$50,492,000	$52,464,000

The Company performed separate evaluations for impaired equity securities quarterly to determine if the unrealized losses were other-than-temporary. This evaluation considered a number of factors including, but not limited to, the length of time and extent to which the fair value had been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management and portfolio objectives. As of September 30, 2013, the Company concluded that the unrealized losses related to the marketable securities of one issuer were other-than-temporary and thus recorded impairment losses of $1,719,000 ($1,051,000 net of taxes). In fiscal 2012, there were similar other-than-temporary impairment losses of $2,855,000 ($1,720,000 net of taxes) related to the marketable securities of one other issuer. However, the recording of these impairment losses does not necessarily indicate that the loss in value of these securities is permanent. U.S. GAAP requires that the Company recognize other-than-temporary impairment losses in earnings rather than in accumulated comprehensive income when the security prices remain below cost for a period of time that may be deemed excessive even in instances where the Company possesses the ability and intent to hold the security.

Acquisitions:    On December 4, 2012 the Company purchased all of the outstanding stock of New Dawn for $14,000,000 in cash, and on September 13, 2013, the Company acquired substantially all of the operating assets and liabilities of ISD Corporation for approximately $16,000,000. Both acquisitions were accounted using the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company incurred legal and tax fees of approximately $96,000 for the New Dawn acquisition and approximately $202,000 for the ISD acquisition. These costs were included in “Other general and administrative expenses” on the Company’s Consolidated Statements of Comprehensive Income. The Company acquired New Dawn and ISD to expand its case management software business and to broaden its customer base in key markets.

The results of operations of New Dawn from December 5, 2012 through September 30, 2013 have been included in the Company’s Consolidated Financial Statements: revenues were $10,403,000, expenses were $10,625,000 (including intangible amortization expenses of $1,587,000), and its pretax loss was $222,000. The Company allocated the purchase price to tangible assets ($4,805,000 including cash of $2,122,000, prepaid and other assets of $1,881,000, accounts receivable of $660,000, and fixed assets of $142,000), identifiable intangible assets (purchased software and customer relationships of $9,500,000) and liabilities ($12,090,000 including accounts payable and accrued expenses of $2,334,000, deferred maintenance agreements of $2,200,000 and deferred installation contracts of $7,472,000) based on their fair values with the remaining balance in excess of the net assets allocated to goodwill ($11,700,000). Included in accrued expenses was $1,100,000 related to claims by customers for amounts previously collected on software installation projects. The identifiable intangible assets acquired for New Dawn were based on Level 3 fair value measurements using an income approach discounted to the present value. Goodwill, which is not amortized for financial statement purposes, is amortized over a 15-year period for tax purposes. Goodwill represents the expected synergies in expanding the Company’s software business. Identifiable intangible assets are being amortized on a straight-line basis over five years due to the short life cycle of technology that customer relationships depend on.

The Company made certain year-end adjustments to the allocated fair values for goodwill, intangibles, prepaid and other assets and accrued expenses as a result of (i) adjusting the fair value of certain pre-acquisition contingencies based on additional information and (ii) determining the fair value of work-in-progress on software installation projects. The cumulative effect of these changes was to establish work-in-progress costs of approximately $1,760,000 included in prepaid and other assets, decrease accrued liabilities by $540,000 and reduce goodwill by $2,300,000.

 The results of operations of ISD for the month of September 2013 have been included in the Company’s Consolidated Financial Statements: revenues were $784,000, expenses were $694,000 (including intangible amortization expenses of $278,000), and its pretax income was $90,000. The Company allocated the purchase price to tangible assets ($4,410,000 including cash of $2,546,000; accounts receivable of $1,636,000; fixed assets of $141,000; and prepaid assets of $87,000), identifiable intangible assets (purchased software and customer relationships of $16,702,000) and liabilities ($5,112,000 including accounts payable and accrued expenses of $2,270,000 and deferred maintenance agreements of $2,842,000) based on their fair values. The Company’s allocation to identifiable intangibles is preliminary, pending the results of a third party valuation, and these assets are being amortized over five years due to the short life cycle of technology that customer relationships depend on.

  Deferred revenues on installation contracts primarily represent the fair value of advances from customers of the Technology Companies for software licenses and installation services in various stages of completion. After a customer’s acceptance of the completed project, the advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on maintenance contracts represent prepayments of annual maintenance fees. Deferred installation contract costs represent the fair value of costs incurred by New Dawn for installation services in various stages of completion for which revenues have not yet been recognized.

 The Company has determined that it is impracticable to include the required supplemental pro forma information regarding the revenues and earnings of New Dawn and ISD as if the acquisitions had occurred on October 1, 2011 because neither New Dawn nor ISD previously maintained its books on an accrual basis in accordance with U.S. generally accepted accounting principles, and New Dawn’s and ISD’s owners further operated each of the entities as an S corporation. As a result, the Company is unable to produce meaningful pro forma numbers through the use of reasonable efforts. Had the acquisitions occurred on October 1, 2011, the Company would have recorded additional interest expenses of $133,000 and $221,000 in 2013 and 2012, respectively, related to the margin account borrowings incurred to fund the acquisitions and would have recorded additional intangible amortization of $3,370,000 and $5,235,000 in 2013 and 2012, respectively.

Intangible Assets: At September 30, 2013, intangible assets were composed of New Dawn’s purchased software and customer relationship costs of $7,913,000 (net of the accumulated amortization expenses of $1,587,000) and ISD’s purchased software and customer relationship costs of $16,424,000 (net of accumulated amortization expenses of $278,000). These intangible assets are being amortized over five years based on their estimated useful lives. Future annual intangible amortization costs are estimated to be approximately $5,235,000 for fiscal 2014 through 2017 and $3,397,000 for fiscal 2018.  Intangible amortization expense was $1,865,000 and $0 for fiscal 2013 and 2012, respectively.

The Company accounts for goodwill in accordance with ASC 350, Intangibles — Goodwill and Other. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually as of September 30, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation with respect to The Technology Companies include current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of deferred installation contracts and new business, among other things.

Prepaid and Other Assets:  Included in other assets are costs incurred by New Dawn employees for installation services in various stages of completion for which revenues have not yet been recognized and are deferred to the extent considered recoverable.

Inventories: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current market value.

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost or fair value for assets acquired in business combinations. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2013, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes. Depreciation and amortization expense was $2,441,000 and $503,000 for fiscal 2013 and 2012, respectively.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There were no such impairments identified during fiscal 2013 or 2012.

The Technology Companies’ Software: The Company is continuing to update and upgrade its products. If these updates and upgrades are not successful, there will be a significant and adverse impact on the Company’s ability to maximize its existing investment in The Technology Companies, to service their existing customers, and to compete for new opportunities in the case management software business. These costs, which are largely personnel related, are expensed as incurred and will significantly impact earnings for the foreseeable future.

Revenue Recognition: For the Traditional Business, proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term. Advertising revenues are recognized when advertisements are published and are net of commissions. An allowance for doubtful accounts for receivable is recorded.

         The Technology Companies recognize revenues in accordance with the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software—Revenue Recognition. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are generally recognized upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from annual maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized upon acceptance by the customers under the completed contract method. The Company elects to use the completed contract method because customer’s acceptance is unpredictable and reliable estimates of the progress towards completion cannot be made. Only after a customer’s acceptance of a completed project are customer advances generally no longer at risk of refund and are therefore considered earned.

Approximately 37% of the Company’s revenues in fiscal 2013 were derived from sales and leases of software licenses, annual maintenance contract and support services and consulting services that typically include implementation and training.

With regard to arrangements accounted for under ASC 605-35, Multiple Elements Arrangements which include consulting and other services, licenses and annual maintenance, the Company has established Vendor Specific Objective Evidence (VSOE) of the values of these services, such that consulting and one-time license fees are generally recognized upon delivery, installation or acceptance pursuant to a signed agreement and the annual maintenance is recognized ratably over the specific maintenance contract term, usually one year. VSOE of fair value of the annual maintenance exists because a substantial majority of The Technology Companies’ contractual and actual maintenance renewals is within a narrow range of pricing as a percentage of the underlying license fees and are deemed substantive.

  Management Incentive Plan: In fiscal 1987, the Company implemented a Management Incentive Plan that entitles a participant to participate in pretax earnings before adjustment for certain items of the Company. In 2003, the Company modified the Plan to provide participants with three different types of non-negotiable incentive certificates based on the nature of the particular participants’ responsibilities. Each certificate entitles the participant to a specified share of the applicable pretax earnings in the year of grant and to receive the same percentage of pretax earnings to be generated in each of the next nine years provided they remain with the Company or are in retirement after working for the Company to age 65. If a participant dies while any of his or her certificates remain outstanding, future payments under those certificates will be made to the deceased participant’s beneficiaries. During fiscal 2012, the Company added a supplemental Addendum to the Sustain Certificate. This Addendum defines how the value of a Sustain Certificate will be paid upon a triggering event such as a sale of Sustain or an initial public offering. Certificate interests entitled participants to receive 3.66% and 3.60% (amounting to $351,120 and $513,500, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and certain other items, 7.95% and 8.23% (amounting to $0 for both years) for Sustain and 8.2% and 8.2% (amounting to $241,240 and $701,520, respectively) for Daily Journal consolidated in fiscal 2013 and 2012. Employees and consultants of New Dawn and ISD are not currently eligible to participate in the Plan, but various possibilities are currently being considered by the Company’s compensation committee. One major participant in the Plan is over 65 but not retired, and the Company has accrued $1,620,000 as of September 30, 2013 for the Plan’s future commitment, which includes an additional decrease in fiscal 2013 of $1,610,000 or $.92 per share due to reduced estimated future Daily Journal consolidated pretax profits before adjustment for certain items. The estimated Management Incentive Plan’s future commitment is calculated using Level 3 inputs, as defined in the fair value hierarchy, based on an average of the current year and the current expectation of fiscal 2014 pretax earnings before certain items, discounted to the present value since each granted Unit will expire over its remaining life term of up to 10 years.

Income taxes: The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of the assets and liabilities. The Company records liabilities related to uncertain tax positions in accordance with ASC 740, Tax Provisions. At September 30, 2013, there was no unrecognized tax liability for the uncertain tax positions as the Company settled the previously claimed research and development credits in its tax returns for the years 2002 to 2007 with the Internal Revenue Service in March 2012.

Net income per common share:   The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,380,746 for both fiscal 2013 and 2012. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

Use of Estimates: The presentation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The long-term Management Incentive Plan accrual is a significant estimate and relies on projections of future pretax profits. The estimated Management Incentive Plan’s future commitment is calculated using Level 3 inputs, as defined in the fair value hierarchy, based on an average of the current year and the current expectation of fiscal 2014 pretax earnings before certain items, discounted to the present value since each granted Unit will expire over its remaining life term of up to 10 years. Additionally, the purchase price allocations for New Dawn and ISD were based on estimates of fair value at the respective acquisition dates, using Level 3 measurement inputs under the fair value measurement hierarchy. Actual results could differ from these estimates.

Accounting Standards Adopted in 2013: In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring entities to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. This ASU was effective beginning October 1, 2013 for the Company, and the adoption has no impact on the Company’s consolidated results of operations or financial positions because it only represents a change to the presentation and disclosure requirements.

3. INCOME TAXES

The provision for income taxes consists of the following:

	2013	2012
Current:
Federal	$1,011,000	$1,840,000
State	(228,000)	781,000
	783,000	2,621,000
Deferred:
Federal	(30,000)	(223,000)
State	37,000	(38,000)
	7,000	(261,000)
	$790,000	$2,360,000

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2013	2012

Statutory federal income tax rate	34.0%	34.0%
State franchise taxes (net of federal tax benefit)	5.0	5.8
Effect of state rate change on beginning balance of deferred tax liabilities	(9.4)	—
Reversal of liability for uncertain tax position	—	(3.6)
Other, primarily dividends received deduction and domestic production activity deduction	(12.3)	(6.4)
Effective tax rate	17.3%	29.8%

At September 30, 2013, the Company’s deferred income tax assets and liabilities were comprised of the following:

	2013	2012
Deferred tax assets attributable to:
Accrued liabilities, including supplemental Compensation and vacation pay accrual	$1,083,000	$1,817,000
Impairment losses on investments	1,778,000	1,135,000
Bad debt reserves not yet deductible	78,000	80,000
Depreciation and amortization	356,000	49,000
Other	41,000	262,000
Total deferred tax assets	3,336,000	3,343,000

Deferred tax liabilities attributable to:
Unrealized gains on investments	(34,610,000)	(20,898,000)
Net deferred income taxes	$(31,274,000)	$(17,555,000)

Based on the Company’s assessment of the future realizability of its deferred assets, including the consideration of historical levels of income, expectations and risks associated with estimates of future taxable income, no valuation allowance was recorded as of September 30, 2013 and 2012.

  On a pretax profit of $4,569,000 and $7,901,000 for the fiscal years ended September 30, 2013 and 2012, respectively, the Company recorded a tax provision of $790,000 and $2,360,000 respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction, the domestic production activity deduction and a change this year in California franchise taxes regarding revenue allocation among states resulting in a lower California tax rate which reduced the current year’s tax rate and prior years’ deferred taxes on the unrealized appreciation of the Company’s investments by $500,000. In fiscal 2012, there was a reversal of an uncertain tax liability as the Company reached an agreement with the Internal Revenue Service in March 2012 to settle the Company’s previously claimed research and development credits in its tax returns for the years 2002 to 2007. Consequently, the Company’s effective tax rate was 17% and 30% for fiscal 2013 and 2012, respectively.

The acquisition of New Dawn was structured as a stock acquisition with an Internal Revenue Code Section 338(h)(10) election, which results in the acquisition being treated as an acquisition of assets for income tax purposes. The ISD acquisition was structured as an asset purchase. As such, the amounts allocated to purchased software and customer relationships as well as goodwill are amortized over a 15-year period on a straight-line basis for tax purposes. Differences in the amortization period and methods between book and tax useful lives will result in deferred tax assets or liabilities. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes. At September 30, 2013, there was no unrecognized tax liability for the uncertain tax positions that were settled with the Internal Revenue Service.

4. DEBTS AND COMMITMENTS

On December 4, 2012, the Company borrowed from its investment margin account the purchase price of $14 million for the New Dawn acquisition, and on September 13, 2013, it borrowed another $15.5 million for the ISD acquisition, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings will fluctuate based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. These investment margin account borrowings do not mature.

The Company owns its facilities in Los Angeles and leases space for its other Daily Journal offices under operating leases which expire at various dates through fiscal 2016. The Logan, Utah office operating lease entered into in December 2012 in connection with the New Dawn acquisition requires a monthly rent of $41,500 and will expire in fiscal 2016, subject to certain extension options. Part of this office space is sub-leased to third parties under short-term leases for approximately $5,000 per month. ISD leases about 10,000 square feet of office space in Corona, California, for a monthly rent of about $12,000. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to these leased properties and certain other leased properties. Rental expenses for fiscal years 2013 and 2012 were $830,000 and $455,000, respectively.

     Company’s future obligations under its operating leases as of September 30, 2013

	2014	2015	2016 and after	Total
Obligations under operating leases	$1,043,000	$593,000	$100,000	$1,736,000

5. CONTINGENCIES

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial position or results of operations.

6. REPORTABLE SEGMENTS

Operating segments are defined as components of an enterprise about which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker is the Chief Executive Officer.

The Company has two segments of business. The Company’s reportable segments are (i) the Traditional Business and (ii) The Technologies Companies. In accordance with ASC 280-10, Segment Reporting, the three companies that comprise the Technology Company segment meet the criteria for aggregation and are therefore presented as one reportable segment.  The accounting policies of the reportable segments are the same as those described in Note 2 of these Notes to Consolidated Financial Statements. Inter-segment transactions were eliminated. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	The Technology Companies*	Total
2013
Revenues	$23,830,000	$13,846,000	$37,676,000
Income (loss) from operations	7,974,000	(4,131,000)	3,843,000
Other-than-temporary impairment losses on investments	1,719,000	—	1,719,000
Pretax income (loss)	8,707,000	(4,138,000)	4,569,000
Income tax (expense) benefit	(3,053,000)	2,263,000	(790,000)
Net income (loss)	5,654,000	(1,875,000)	3,779,000
Total assets	155,452,000	47,638,000	203,090,000
Capital expenditures	96,000	184,000	280,000
Depreciation and amortization	439,000	2,002,000	2,441,000

	Traditional Business	Sustain	Total
2012
Revenues	$28,956,000	$2,918,000	$31,874,000
Income (loss) from operations	10,877,000	(2,195,000)	8,682,000
Other-than-temporary impairment losses on investments	2,855,000	—	2,855,000
Pretax income (loss)	10,089,000	(2,188,000)	7,901,000
Income tax benefit (expense)	(3,340,000)	980,000	(2,360,000)
Net income (loss)	6,749,000	(1,208,000)	5,541,000
Total assets	119,833,000	1,131,000	120,964,000
Capital expenditures	320,000	52,000	372,000
Depreciation and amortization	470,000	33,000	503,000

*      Includes (i) New Dawn’s financial results from December 5, 2012 through September 30, 2013 with revenues of $10,403,000 and expenses of $10,625,000 (including intangible amortization expenses of $1,587,000), and (ii) ISD’s September 2013 financial results with revenues of $784,000 and expenses of $694,000 (including intangible amortization expenses of $278,000).

7. SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that other than already reflected, no subsequent events occurred that required recognition to the financial statements or disclosures in these Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures were effective. In reaching this conclusion, Mr. Salzman recognized that the Company did not file this Form 10-K or its Form 10-Qs for the first two quarters of fiscal 2014 on a timely basis, but he concluded that the delays were the result of the additional time required to complete the assessment and audit of the Company’s internal control over financial reporting, and not a lack of effectiveness of the Company’s disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s financial statements. All internal control systems, no matter how well designed, have inherent limitations, and sometimes they can have one or more material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of Mr. Salzman, we evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As discussed in the notes to the Company’s consolidated financial statements in Item 8 above, on September 13, 2013, the Company acquired substantially all of the operating assets and liabilities of ISD Corporation, now operating under the name ISD Technologies, Inc. (“ISD”). Our evaluation of the Company’s internal control over financial reporting did not include an evaluation of any controls at ISD. The Company owned ISD for one month of fiscal 2013. Also, ISD represents less than 10% of the Company’s total assets, and ISD’s results for the month of September 2013 were immaterial.

      Based on the evaluation under the COSO framework and applicable Securities and Exchange Commission rules, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013. We understand, however, that Ernst & Young LLP, in auditing the Company’s internal control over financial reporting, believes that we have certain material weaknesses related to the identification and documentation of the Company’s internal controls with respect to non-routine transactions and processes and the segregation of duties and use of financial reporting information within our financial reporting system.

      We respectfully disagree with Ernst & Young LLP’s conclusions. We believe that our internal controls in those areas have been sufficiently identified and documented, particularly for a company of our size. As a small company, we have an accounting department made up of just six experienced employees, and they are a part of what we believe to be an effective financial reporting and internal control system. We will consider whether additional documentation of that system should be created to assist with the review and audit of our internal controls in the future and whether any additional segregation of duties would meaningfully enhance that system.

      We believe the likelihood of our many controls failing to detect a material misstatement or a “management override” is extraordinarily unlikely, and well below the threshold of a material weakness. Furthermore, the Company’s consolidated financial statements in Item 8. Financial Statements and Supplementary Data contain an unqualified audit opinion from Ernst & Young LLP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited Daily Journal Corporation’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Daily Journal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ISD Technologies, Inc., which is included in the 2013 consolidated financial statements of Daily Journal Corporation and constituted $21,317,000 and $16,065,000 of total and net assets, respectively, as of September 30, 2013 and $784,000 and $90,000 of revenues and pre-tax income, respectively, for the year then ended. Our audit of internal control over financial reporting of Daily Journal Corporation also did not include an evaluation of the internal control over financial reporting of ISD Technologies, Inc.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have concluded that there are the following material weaknesses which the Company has concluded are not material weaknesses in Management's Report on Internal Control over Financial Reporting:

Non-routine Transactions and Processes

The Company has not adequately identified and documented sufficient internal controls to support an effective assessment of the system of internal control relating to financial reporting risk assessment and control activities over certain non-routine classes of transactions and processes, each representing a material weakness in internal control over financial reporting including (1) the two business combinations in fiscal 2013 and the related allocation of purchase price to goodwill and identifiable intangibles and related accounting, multiple element software revenue recognition, contract cost accumulation for contracts accounted for under the completed contract method and management’s review of the detail supporting the related revenue and deferred revenue accounts; (2) the evaluation of the quarterly and annual current and deferred tax provision and related accounts; (3) other than temporary impairment related to available for sale securities and (4) the compilation process related to the quarterly and annual financial statements and related disclosures. Certain of the above-mentioned control deficiencies resulted in audit adjustments the Company recorded in the fourth quarter as well as additional disclosures in the consolidated financial statements.

Segregation of Duties and Financial Reporting Information

The Company has not adequately identified and documented sufficient internal controls to support an effective assessment of the system of internal control relating to the risk of fraud and management override of internal controls. The controller, assistant to the controller and department heads have administrative access to their own IT systems. Additionally, due to the small size of the accounting department of six persons, the controller and assistant to the controller post and review journal entries and generate the system-based financial reports used in key management review controls.

The Company’s monitoring activities include monthly review and comparative analysis of financial, production and public information to prior periods by the Company’s department heads, president and board of directors. These management review controls rely heavily on system generated reports and spreadsheet analyses and the Company has not identified and documented sufficient controls relating to the completeness, accuracy and ongoing integrity of this information. The Company’s monitoring and internal control assessment activities also include quarterly control assessments for each of its departments. These monitoring activities are not performed by independent staff and therefore lack sufficient objectivity presenting a reasonable possibility that the Company’s monitoring controls described above will fail to prevent or detect and correct on a timely basis a material misstatement of the Company’s consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daily Journal Corporation as of September 30, 2013 and 2012 and the consolidated statements of comprehensive income, shareholders' equity, and cash flows for the years then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated June 24, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Daily Journal Corporation has not maintained effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Los Angeles, California
June 24, 2014

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended September 30, 2013.

Item 9B. Other Information

  None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officer

Below is certain information about each member of the Company’s Board of Directors, including Gerald L. Salzman, the Company’s only executive officer:

Name	Age	Principal Occupation Last Five Years

Charles T. Munger	90

Mr. Munger has been Chairman and a director of the Company since 1977. He also serves as Vice Chairman and a director of Berkshire Hathaway Inc., a holding company with interests in insurance companies, corporations engaged in the retail sale of consumer goods, a manufacturer of premium candies, various other manufacturers, the publisher of The World Book Encyclopedia and a newspaper, the Buffalo News. Mr. Munger was also Chairman of the Board of Directors of Wesco Financial Corporation, which owns an insurance company, a furniture rental business and a specialty steel distribution company, prior to its acquisition by Berkshire Hathaway in June 2011. Mr. Munger is a director of COSTCO Wholesale Corporation, a discount merchant.

Qualifications and Skills: The Company benefits from Mr. Munger’s leadership for numerous reasons, not the least of which are his experience and abilities as a successful investor, and his focus on creating long-term growth in shareholder value.

J.P. Guerin	84

Mr. Guerin has been Vice Chairman and a director of the Company since 1977. Mr. Guerin is a private investor.

Qualifications and Skills: Mr. Guerin has approximately 50 years of experience in business, working with both private and public companies. During that time, he has served on the boards of directors of more than 20 private and public companies. The Company benefits immensely from that experience, as well as his financial expertise, which qualifies him as the Company’s “audit committee financial expert.”

Gerald L. Salzman	75

Mr. Salzman was elected to the Board of Directors and became President of the Company in 1986. Mr. Salzman also acts as Chief Executive Officer, Chief Financial Officer, Treasurer and Assistant Secretary of the Company.

Qualifications and Skills: Mr. Salzman offers the Company a unique broad range of skills, which together are invaluable. Few individuals would be capable of serving as the principal executive officer, principal financial officer and principal accounting officer of a public corporation. Having served the Company for more than 30 years, Mr. Salzman has a deep understanding of the Company’s businesses and their evolution over time.

38

Peter D. Kaufman	59

Mr. Kaufman joined the Board of Directors in 2006. Mr. Kaufman is Chairman and Chief Executive Officer of Glenair, Inc., a privately held     manufacturer of electrical and fiber optic components and assemblies     for the aerospace industry. He has served in various capacities at that company since 1977. He was also a director of Wesco Financial Corporation until its acquisition by Berkshire Hathaway in June 2011.

Qualifications and Skills: Mr. Kaufman has many years of practical experience as a chief executive officer, and he specializes in fostering a business culture that motivates and retains exceptional employees. His background in accounting also makes him a valuable member of the Company’s audit committee.

Gary L. Wilcox	67

Dr. Wilcox joined the Board of Directors in 2012. Dr. Wilcox has been the Chairman and CEO of Cocrystal Pharma, Inc., a publicly traded biotechnology company developing new treatments for viral diseases, since January 2014. Dr. Wilcox has also been the Chairman since 2007 and CEO since 2008 of Cocrystal Discovery, Inc., a private therapeutic drug discovery and development company. From 1993 until 2007, he was Executive Vice President, Operations and a director of Icos Corporation, a publicly traded biotechnology company.

Qualifications and Skills: Dr. Wilcox has extensive experience building and growing start-up ventures into successful public companies. His guidance is expected to be particularly helpful as the Company works to expand its case management software business. Dr. Wilcox has also served on other public company boards and has experience both as a CEO and as an operational executive.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and its executive officer and all persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The directors, executive officer and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and written representations from certain reporting persons, the Company believes that during fiscal 2013 all filing requirements were satisfied.

39

Code of Ethics

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, Chief Financial Officer and Controller. The Company’s Code of Ethics has been filed as Exhibit 14 hereto.

Audit Committee

The audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and is responsible for assisting the Board in fulfilling its responsibilities as they relate to the Company’s accounting policies, internal controls, and financial reporting practices. The members of the audit committee are Messrs. Guerin, Kaufman and Wilcox. The Board of Directors has determined that Mr. Guerin is an “audit committee financial expert,” as that term is used in Item 407 of Regulation S-K promulgated under the Exchange Act. The Board of Directors believes that each of Messrs. Guerin, Kaufman and Wilcox is independent under NASDAQ Marketplace Rule 4200, meets the criteria for independence set forth in Rule 10A-3 under the Exchange Act and satisfies the other audit committee membership requirements specified in NASDAQ Marketplace Rule 4350(d)(2)(A). The Board of Directors has also determined that Mr. Guerin is independent even though he falls outside the “safe harbor” definition set forth in Rule 10A-3(e)(1)(ii) under the Exchange Act because he owns in excess of 10% of the Company’s common stock. Among other things, the Board considered Mr. Guerin’s history of service and the percentage of common stock held by others, and it determined that he is not an “affiliated person” of the Company who would be ineligible to serve on the audit committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth compensation paid by the Company during the last two fiscal years to Gerald L. Salzman, who is the only executive officer of the Company.

Summary Compensation Table

Annual Executive Compensation in Fiscal 2012 – 2013

	Fiscal Year	Salary	Bonus	Non-Equity Incentive Plan Compensation(1)	Total
Gerald L. Salzman	2013	$250,000	$542,080	$241,240	$1,033,320
Chief Executive Officer,	2012	250,000	635,320	701,520	1,586,840
President, Chief Financial
Officer, Chief Accounting
Officer, Treasurer and
Assistant Secretary

(1)

All amounts were paid pursuant to the Company’s Management Incentive Plan. Mr. Salzman has received certificates entitling him to a designated share (currently 8.2%) of the Company’s income before taxes and certain other items on a consolidated basis. In fiscal 2013, Mr. Salzman received a certificate entitling him to .55% of such earnings for the current and the next nine years. (The .55% awarded in fiscal 2013 replaced an earlier awarded certificate which terminated with a final payment in fiscal 2012.) Mr. Salzman’s 2013 certificate resulted in a payment of $16,300 for fiscal 2013.

Executive Officer Compensation

The compensation for Mr. Salzman consists of three elements: base salary, year-end bonus and participation in the Management Incentive Plan. Salary and bonus payments are primarily designed to reward current and past performance, while awards granted pursuant to the Management Incentive Plan are aimed at providing incentives for long-term future profitability of the Company. In determining the amount and form of compensation to be paid or awarded in 2013, the compensation committee considered the Company’s overall performance over a period of years, rather than constructing a guideline or formula based on any particular performance measured in a single year. The compensation committee also recognized that Mr. Salzman serves in several executive capacities. Mr. Salzman currently serves as the Company’s chief executive officer, president, chief financial officer, chief accounting officer, treasurer and assistant secretary.

Mr. Salzman’s base salary remained $250,000, or the same as the amounts paid in each fiscal year since 1992. His bonus reflects the same $400,000 bonus that Mr. Salzman has received in past years, plus the incremental amount of money that he would have been entitled to receive under his Management Incentive Plan certificates had the other-than-temporary impairment losses on marketable securities in 2012 and 2013 been excluded.  The Board did not think it would be fair to hold Mr. Salzman responsible for the losses associated with the investment portfolio that the accounting rules required the Company to book, given that the securities are not within his responsibility and he will not participate in the ultimate profits or losses generated by the securities.  The non-equity incentive plan compensation column in the Summary Compensation Table above reflects Mr. Salzman’s supplemental compensation payout under the Management Incentive Plan based on the Company’s earnings before taxes, workers’ compensation expenses and supplementation compensation expenses.

The compensation committee believes that the amounts of base salary (which will be continued at the same level for fiscal 2014) and bonus have been warranted by the Company’s financial performance, and by Mr. Salzman’s personal performance. While the compensation committee did not undertake a comparison of Mr. Salzman’s compensation to amounts paid by other companies to their chief executive officers, the committee members did utilize in their determination of Mr. Salzman’s compensation their collective current and past experience as directors and executive officers of numerous companies, and their subjective judgments about the performance of the Company and Mr. Salzman in light of the highly competitive market conditions in the publishing and case management software businesses.

The Company has no stock option plans, retirement plans, deferred compensation plans, disability insurance programs or traditional perquisites (other than health insurance and a life insurance policy, which are offered to all full-time employees). It instead maintains the Management Incentive Plan, which is designed to link compensation to the performance of the Company by granting to Mr. Salzman and other participants a percentage of income before taxes, workers’ compensation expenses and supplemental compensation expenses in the current year and each of the next nine years subsequent to the grant, provided they continue working for the Company or are retired (and not competing with any of the Company’s businesses) and have worked for the Company until age 65. (The calculation for participants other than Mr. Salzman also exclude the other-than-temporary impairments and other extraordinary, unusual or non-recurring items.) If a participant dies while any of his or her certificates remain outstanding, future payments under those certificates will be made to the deceased participant’s beneficiaries. The Management Incentive Plan has three different kinds of certificates entitling participants to a share of the Company’s earnings related to their core responsibilities. Participants who work in the Company’s traditional publishing business are eligible to receive “Daily Journal Non-Consolidated Certificates,” while those working for Sustain Technologies, Inc. are eligible to receive “Sustain Certificates.” During fiscal 2012, the Company added a supplemental Addendum to the Sustain Certificate. This Addendum defines how the value of Sustain Certificates will be paid upon a triggering event such as a sale of Sustain or an initial public offering. Mr. Salzman and other participants with responsibilities for the entire business are eligible to receive “Daily Journal Consolidated Certificates.” Employees and consultants of New Dawn Technologies, Inc. and ISD Technologies, Inc. are not currently eligible to participate in the Management Incentive Plan, but various possibilities are currently being considered by the compensation committee.

The compensation committee recognizes that a significant portion of the compensation paid pursuant to the Management Incentive Plan relates to “certificates” earned under the Plan in prior years, with future payments entirely dependent on earnings. Non-negotiable certificates specifying the designated share of earnings are given to participants as evidence of their participation in the Management Incentive Plan. Certificates are awarded on the basis of participant performance. The aggregate supplemental compensation awarded under the Management Incentive Plan to all participants in fiscal 2013 was $592,360. That compares to an aggregate of $1,215,020 awarded under the plan in fiscal 2012.

The compensation committee believes the Management Incentive Plan is preferable to a conventional stock option plan. As a mechanism for compensation, a stock option plan is capricious, as individuals awarded options in a particular year would ultimately receive too much or too little compensation for reasons unrelated to their performance. Such variations could cause undesirable effects, as participants receive different results for options awarded in different years. In addition, a conventional stock option plan would fail to properly weigh the disadvantage to shareholders through dilution. The Management Incentive Plan was implemented in combination with repurchases of the Company’s stock to reduce the dilution to earnings per share caused by grants under the Management Incentive Plan. At September 30, 2013, 66,000 units for Daily Journal Non-Consolidated Certificates, 143,500 units for Sustain Certificates and 148,000 units for Daily Journal Consolidated Certificates were outstanding under the Management Incentive Plan, while 424,307 shares of the Company’s common stock have been repurchased since the commencement of the Management Incentive Plan.

After considering the amount of the certificates previously granted to Mr. Salzman under the Management Incentive Plan, the compensation committee granted to Mr. Salzman an additional certificate entitling him to receive approximately .55% ($16,300 in fiscal 2013) of the earnings of the Company. Certificates awarded to Mr. Salzman in earlier years of the Management Incentive Plan began to expire after fiscal 1997, and those certificates expiring in fiscal 2013 were for .55% of earnings. Accordingly, the award in fiscal 2013 essentially replaced an identical expiring award and maintained Mr. Salzman’s interest in the earnings of the Company at 8.2% ($241,240 in fiscal 2013), where it has been since fiscal 1997. The compensation committee has awarded Mr. Salzman a certificate for fiscal 2014 equal to approximately .66% of the Company’s earnings in 2014 and in each of the next nine years (again, replacing an identical expiring award), subject to the discretion of the committee to reduce that percentage prior to the payout for 2014. The compensation committee will continue to examine the appropriate amount of future grants to Mr. Salzman in light of the Company’s financial performance and the expiration, or expected expiration, of a substantial portion of the certificates Mr. Salzman currently holds. Absent substantial changes in Mr. Salzman’s performance or the performance of the Company, the compensation committee’s working assumption is that it will make future grants that maintain Mr. Salzman’s interest in the earnings of the Company at 8.2%.

Mr. Salzman does not have an employment contract with the Company, nor is he otherwise entitled to any sort of special payment in connection with his termination or a change in control of the Company.

Director Compensation

Messrs. Munger, Guerin and Salzman receive no fees for serving on the Company’s Board of Directors. The other directors each receive a yearly stipend of $5,000. The Company also reimburses directors for travel and other expenses incident to service, but it provides no other compensation or perquisites. Non-employee director compensation for 2013 is summarized in the following table:

Non-Employee Director Compensation

Name	Fees earned or paid in cash	All other compensation	Total
Charles T. Munger	$0	$0	$0
J.P. Guerin	0	0	0
Peter D. Kaufman	5,000	0	5,000
Gary L. Wilcox	5,000	0	5,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 17, 2014 the names and holdings of those persons known to the Company to be beneficial owners of more than 5% of its Common Stock, the holdings of each director and nominee for director, and the holdings of all directors and executive officers as a group. Each person has sole investment and voting power, except where indicated otherwise.

Beneficial Owner	Amount Beneficially Owned		Percent of Class

Charles T. Munger	51,274	(1)	3.7
J.P. Guerin	215,744	(2)	15.6
The Guerin Family Trust	165,744	(3)	12.0
RWWM Inc.	225,210	(4)	16.3
Richard D. Esbenshade	135,097	(5)	9.8
Gerald L. Salzman	31,636	(6)	2.3
Peter D. Kaufman	None		-
Gary L. Wilcox	None		-
All directors and executive officers as a group (five persons)	298,654	(7)	21.6

(1)

Mr. Munger exercises sole investment and voting power with respect to 50,000 shares that he owns personally, and with respect to another 1,274 shares held by a trust for which Mr. Munger is the trustee but not a beneficiary.

(2)

215,744 shares are held by The Guerin Family Trust and another trust for which Mr. Guerin is a trustee and a beneficiary. Mr. Guerin’s and the trusts’ business address is 355 South Grand Avenue, Suite 1710, Los Angeles, California 90071.

(3)	Mr. Guerin is a trustee and a beneficiary of this trust.

(4)	According to a Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2014, RWWM Inc. d/b/a Roseman Wagner Wealth Management, Scott P. Roseman and Aaron J. Wagner may be deemed to be the beneficial owners of 225,210 shares (including 2,087 shares owned by the RWWM Inc. 401K Profit Sharing Plan, 2,004 shares owned by Mr. Roseman and 448 shares owned by Mr. Wagner). According to the Schedule 13G/A, the address of RWWM Inc. and Messrs. Roseman and Wagner is 3260 Penryn Road, Suite 100, Loomis, California 95650.

(5)

According to a Schedule 13G filed with the Securities and Exchange Commission on February 7, 2012, Richard D. Esbenshade may be deemed to be the beneficial owner of 135,097 shares. According to the Schedule 13G, the address of Mr. Esbenshade is 355 South Grand Avenue, Los Angeles, California 90071.

(6)	26,150 of such shares are held by a pension plan of Mr. Salzman.

(7)	This figure eliminates double counting of 165,744 shares of the Guerin Family Trust, for which Mr. Guerin is a trustee and a beneficiary.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

The Company utilizes the software consulting services of Jon Darin Salzman, the son of the Company's President, Gerald L. Salzman.  In fiscal 2013, he billed the Company approximately $94,000 for about 1,450 hours of software consulting work, and aggregate payments are expected to be at approximately the same rate in fiscal 2014. The audit committee approved this related party transaction for fiscal 2013 and has approved it again for fiscal 2014.

Director Independence

The Board of Directors has determined that Messrs. Guerin, Kaufman and Wilcox are “independent” in accordance with NASDAQ Marketplace Rule 4200. Accordingly, a majority of the members of the Board of Directors are independent, as required by NASDAQ Marketplace Rule 4350(c)(1).

Item 14. Principal Accounting Fees and Services

Audit Fees

Ernst & Young LLP billed aggregate fees of approximately $526,000 for professional services rendered for the audits of the Company’s fiscal 2013 financial statements and its internal control over financial reporting, and for the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal 2013. Ernst & Young LLP billed aggregate fees of approximately $169,300 for the same services in fiscal 2012, which did not include an audit of the Company’s internal control over financial reporting.

Audit-Related Fees

“Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” mentioned above. There were no such fees billed by Ernst & Young LLP in either fiscal 2013 or fiscal 2012.

Tax Fees

There were no fees billed by Ernst & Young LLP in either fiscal 2013 or fiscal 2012 for tax compliance, tax advice or tax planning. The Company’s tax services are performed by a separate outside accounting firm.

All Other Fees

The “audit fees” mentioned above are the only fees billed by Ernst & Young LLP in fiscal years 2013 and 2012.

Pre-Approval Policy

Pursuant to the rules and regulations of the Securities and Exchange Commission, before the Company’s independent registered public accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Company’s audit committee or entered into pursuant to a pre-approval policy. The audit committee has adopted a pre-approval policy, and it was attached as Appendix B to the Company’s proxy statement for its 2008 annual meeting.

The policy requires the audit committee to specifically pre-approve all services that the Company’ independent registered public accounting firm provides to the Company (including audit services, tax services and other services), with the exception of certain audit-related services that do not impair the firm’s independence. Generally, pre-approval under the policy is provided for a period of 12 months and relates to a particular category or group of services. Pre-approval fee levels for all services are also established periodically by the audit committee. To ensure prompt handling of unexpected matters, the chair of the audit committee has been delegated authority under the policy to amend or modify any pre-approved non-audit services and fees, with any such action to be reported to the full committee at its next scheduled meeting. The policy also contains a list of non-audit services which the independent registered public accounting firm is prohibited from providing if the results of those services would be subject to audit procedures during the audit of the Company’s financial statements.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended September 30, 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(2)	Exhibits
2.1

Asset Purchase Agreement, dated September 13, 2013, by and between Daily Journal Corporation; Technology Acquisition Corporation; ISD Corporation; ISD Investments, LLC; Hans Imhof; Ronald C. Beach; and Mark Nielsen. (±)

2.2	Acquisition Agreement with respect to New Dawn Technologies, Inc., dated December 4, 2012, by and among Daily Journal Corporation, Thomas Higgins and Frank Felice. (#)
3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)
3.2	Amended and Restated Bylaws of Daily Journal Corporation. (†)
10.1

Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (~) (‡)

14	Daily Journal Corporation Code of Ethics. (†)
21	Daily Journal Corporation’s List of Subsidiaries.
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(±)	Filed as an Exhibit bearing the same number to the current report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2013.
(#)	Filed as an Exhibit to the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 14, 2012.
(†)	Filed as an Exhibit to the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 15, 2009.
(~)	Filed as an Appendix to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on December 30, 2008.
(‡)	Management Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

By	/s/ Gerald L. Salzman
Gerald L. Salzman President

Date:      June 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Munger	Chairman of the Board	June 24, 2014
Charles T. Munger

/s/ Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	June 24, 2014
Gerald L. Salzman

/s/ J. P. Guerin	Director	June 24, 2014
J. P. Guerin

/s/ Peter Kaufman		June 24, 2014
Peter Kaufman	Director

/s/ Gary Wilcox		June 24, 2014
Gary Wilcox	Director

EXHIBIT INDEX

2.1

Asset Purchase Agreement, dated September 13, 2013, by and between Daily Journal Corporation; Technology Acquisition Corporation; ISD Corporation; ISD Investments, LLC; Hans Imhof; Ronald C. Beach; and Mark Nielsen. (±)

2.2	Acquisition Agreement with respect to New Dawn Technologies, Inc., dated December 4, 2012, by and among Daily Journal Corporation, Thomas Higgins and Frank Felice. (#)
3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (†)
3.2	Amended and Restated Bylaws of Daily Journal Corporation. (†)
10.1

Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings jof DJC and its Subsidiaries on a Consolidated Basis. (~) (‡)

14	Daily Journal Corporation Code of Ethics. (†)
21	Daily Journal Corporation’s List of Subsidiaries.
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

(±)	Filed as an Exhibit bearing the same number to the current report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2013.
(#)	Filed as an Exhibit to the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 14, 2012.
(†)	Filed as an Exhibit to the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 15, 2009.
(~)	Filed as an Appendix to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on December 30, 2008.
(‡)	Management Compensatory Plan.
*

XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.