Form 10-Q
period 2013-12-31
DAILY JOURNAL CORP
filed 2014-08-13
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes:              No: X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes:  X                 No:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer:	Accelerated Filer: X
Non-accelerated Filer:	Smaller Reporting Company:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:              No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2014
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

			Page Nos.

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets - December 31, 2013 and September 30, 2013	3

		Consolidated Statements of Comprehensive Income (Loss) -Three months ended December 31, 2013 and 2012	4

		Consolidated Statements of Cash Flows -Three months ended December 31, 2013 and 2012	5

	Notes to Consolidated Financial Statements		6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 4.	Controls and Procedures	16

Part II	Other Information

	Item 1A.	Risk Factors	17

	Item 6.	Exhibits	21

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30
	2013	2013
ASSETS
Current assets
Cash and cash equivalents	$10,116,000	$11,338,000
Marketable securities, including common stocks of $143,278,000 and bonds of $7,469,000 at December 31, 2013 and common stocks of $129,699,000 and bonds of $7,295,000 at September 30, 2013	150,747,000	136,994,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at December 31, 2013 and September 30, 2013, respectively	6,255,000	6,314,000
Inventories	32,000	56,000
Prepaid expenses and other assets	1,650,000	1,958,000
Income tax receivable	52,000	305,000
Total current assets	168,852,000	156,965,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,847,000	12,847,000
Furniture, office equipment and computer software	2,663,000	2,712,000
Machinery and equipment	2,039,000	2,014,000
	17,549,000	17,573,000
Less accumulated depreciation	(8,397,000)	(8,343,000)
	9,152,000	9,230,000
Intangibles, net	21,415,000	22,637,000
Goodwill	13,400,000	13,400,000
Deferred income taxes	1,102,000	858,000
	$213,921,000	$203,090,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,719,000	$4,259,000
Accrued liabilities	3,100,000	4,443,000
Deferred subscriptions	3,459,000	3,534,000
Deferred installation contracts	7,443,000	6,879,000
Deferred maintenance agreements and others	6,116,000	6,864,000
Deferred income taxes	37,649,000	32,132,000
Total current liabilities	61,486,000	58,111,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Deferred maintenance agreements	246,000	269,000
Accrued liabilities	1,790,000	1,870,000
Total long term liabilities	31,529,000	31,632,000

Commitments and contingencies (Note 11)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 shares at December 31, 2013 and September 30, 2013, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	57,030,000	57,670,000
Accumulated other comprehensive income	62,107,000	53,908,000
Total shareholders' equity	120,906,000	113,347,000
	$213,921,000	$203,090,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended December 31
	2013	2012
Revenues
Advertising	$2,848,000	$4,245,000
Circulation	1,540,000	1,634,000
Advertising service fees and other	676,000	816,000
Information systems and services	4,887,000	998,000
	9,951,000	7,693,000

Costs and expenses
Salaries and employee benefits	6,499,000	4,204,000
Other outside services	786,000	735,000
Postage and delivery expenses	321,000	342,000
Newsprint and printing expenses	329,000	345,000
Depreciation and amortization	1,364,000	289,000
Other general and administrative expenses	1,921,000	1,077,000
	11,220,000	6,992,000
(Loss) income from operations	(1,269,000)	701,000
Other income (expense)
Dividends and interest income	654,000	567,000
Other income	26,000	4,000
Interest expense	(61,000)	(8,000)
(Loss) income before taxes	(650,000)	1,264,000
(Benefit from) provision for income taxes	(10,000)	430,000
Net (loss) income	$(640,000)	$834,000

Weighted average number of commonc shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(.46)	$.60

Comprehensive income (loss)
Net (loss) income	$(640,000)	$834,000
Net change in unrealized appreciation of investments (net of taxes)	8,199,000	7,197,000
Comprehensive income	$7,559,000	$8,031,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2013	2012
Cash flows from operating activities
Net (loss) income	$(640,000)	$834,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	1,364,000	289,000
Deferred income taxes	(280,000)	213,000
Discounts earned on bonds	(1,000)	---
Changes in assets and liabilities
Decrease (increase) in current assets (net of acquisition)
Accounts receivable, net	59,000	1,311,000
Inventories	24,000	(4,000)
Prepaid expenses and other assets	308,000	(12,000)
Income tax receivable	253,000	---
Increase (decrease) in current liabilities (net of acquisition)
Accounts payable	(540,000)	(184,000)
Accrued liabilities	(1,396,000)	(1,568,000)
Income taxes	---	(43,000)
Deferred subscriptions	(75,000)	(81,000)
Deferred maintenance agreements and others	(771,000)	(523,000)
Deferred installation contracts	564,000	316,000
Net cash (used in) provided by operating activities	(1,131,000)	548,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	---	800,000
Acquisition of New Dawn Technologies, Inc. (net of cash acquired)	---	(11,878,000)
Purchases of property, plant and equipment	(91,000)	(67,000)
Net cash used in investing activities	(91,000)	(11,145,000)

Cash flows from financing activities
Investment margin account borrowing	---	14,000,000
Cash provided by financing activities	---	14,000,000

(Decrease) increase in cash and cash equivalents	(1,222,000)	3,403,000

Cash and cash equivalents
Beginning of period	11,338,000	985,000
End of period	$10,116,000	$4,388,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - The Corporation and Operations

The Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer magazine, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. This business is referred to herein as “The Traditional Business”.

Sustain Technologies, Inc. (“Sustain”) supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations. These courts and agencies use the Sustain family of products to help manage cases and information electronically and to interface with other critical justice partners. Sustain’s products are designed to help users manage electronic case files from inception to disposition, including calendaring and accounting, report and notice generation, the implementation of time standards and business rules and other corollary functions, and to enable justice agencies to extend electronic services to the public and bar members. Its products are licensed in seven states and in Canada.

In December 2012, the Company purchased all of the outstanding stock of New Dawn Technologies, Inc. (“New Dawn”), based in Logan, Utah, which provides products and services similar to those of Sustain to more than 350 justice agencies in 40 states, three U.S. territories and two other countries.

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

Note 2 - Basis of Presentation

        In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of December 31, 2013, and of its results of operations and cash flows for the three-month periods ended December 31, 2013 and 2012. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year.

       The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

        Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 3 - Basic and Diluted Income Per Share

       The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

Note 4 – Acquisitions

       In December 2012 the Company purchased all of the outstanding stock of New Dawn for $14,000,000 in cash, and in September 2013 the Company acquired substantially all of the operating assets and liabilities of ISD Corporation for approximately $16,000,000 in cash. Both acquisitions were accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.

The Company finalized its valuation of ISD, which resulted in an allocation of $1,700,000 to goodwill and a reduction of the same amount in its intangible assets. The Company allocated the ISD purchase price to tangible assets ($4,410,000 including cash of $2,546,000; accounts receivable of $1,636,000; fixed assets of $141,000; and prepaid assets of $87,000), identifiable intangible assets (purchased software and customer relationships of $14,975,000 pursuant to the results of a third party valuation) and liabilities ($5,112,000 including accounts payable and accrued expenses of $2,270,000 and deferred maintenance agreements of $2,842,000) based on their fair values with the remaining balance in excess of the net assets allocated to goodwill ($1,700,000).

Note 5 - Business Combinations

During the first fiscal quarter ended December 31, 2013, New Dawn had revenues of $1,796,000, expenses of $3,342,000 (including intangible amortization expenses of $475,000), and a pretax loss of $1,531,000 as compared with revenues of $247,000, expenses of $938,000 (including amortization expenses of $159,000) and a pretax loss of $691,000 in the prior year period of less than one month (December 5 through 31, 2012).

During the first fiscal quarter ended December 31, 2013, ISD had revenues of $2,431,000, expenses of $1,941,000 (including intangible amortization expenses of $720,000), and pretax income of $501,000.

Note 6 - Intangible Assets

At December 31, 2013, intangible assets comprised New Dawn’s purchased software and customer relationship costs of $7,438,000 (net of the accumulated amortization expenses of $2,062,000) and ISD’s purchased software and customer relationship costs of $13,977,000 (net of accumulated amortization expenses of $998,000). These identifiable intangible assets are being amortized over five years for financial statement purposes due to the short life cycle of technology that customer relationships depend on, and over a 15 year period on a straight line basis for tax purposes. The intangible amortization expenses were $1,195,000 for the three months ended December 31, 2013 as compared with $159,000 in the prior year period.

Note 7 – Goodwill

     The Company accounts for goodwill in accordance with ASC 350, Intangibles — Goodwill and Other. Goodwill, which is not amortized for financial statement purposes, is amortized over a 15-year period for tax purposes, but evaluated for impairment annually as of September 30, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation with respect to The Technology Companies include the current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the marketplace, the status of deferred installation contracts and new business, among other things.

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

During this quarter, the Company reclassified an additional $1,700,000 to goodwill from its intangible assets as it finalized the valuation of the ISD acquisition to reflect $13,400,000 as of September 30, 2013 and December 31, 2013. There was no goodwill impairment during the periods ended December 31, 2012 and 2013.

Note 8 – Revenue Recognition

For The Traditional Business, proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term. Advertising revenues are recognized when advertisements are published and are net of commissions. An allowance for doubtful accounts for receivables is recorded.

The Technology Companies recognize revenues in accordance with the provisions of ASC 605, Revenue Recognition and ASC 985-605, Software—Revenue Recognition. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are generally recognized upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized upon acceptance by the customers under the completed contract method. The Company has elected to use the completed contract method because a customer’s acceptance is unpredictable, and reliable estimates of the progress towards completion cannot be made. Only after a customer’s acceptance of a completed project are customer advances generally no longer at risk of refund and are at that point considered earned.

Approximately 49% of the Company’s revenues during the first fiscal quarter ended December 31, 2013 were derived from The Technology Companies, including revenues from sales and leases of software licenses, fees for maintenance and support services and revenues from consulting services that typically include implementation and training.

Note 9 - Income Taxes

For the three months ended December 31, 2013, the Company recorded a tax benefit of $10,000 on a pre-tax loss of $650,000.   The tax benefit was the net result from applying the effective tax rate anticipated for the current year to the loss from continuing operations for the quarter ended December 31, 2013, pursuant to the guidelines established for accounting for income taxes in interim periods.  On a pretax profit of $1,264,000 for the three months ended December 31, 2012, the Company recorded a tax provision of $430,000, which was lower than the amount computed using the statutory rate primarily because of the available dividends received deduction and the domestic production activity deduction.  Consequently, the Company’s effective tax rate was 2% and 34% for the three months ended December 31, 2013 and 2012, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes.

Note 10 - Investments in Financial Instruments

Investments in marketable securities categorized as “available-for-sale” are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of December 31, 2013 and September 30, 2013, an unrealized gain of $102,770,000 and $89,018,000, respectively, was recorded net of taxes of $40,164,000 and $34,610,000, respectively, in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

 Investments in equity securities and securities with fixed maturity as of December 31, 2013 and September 30, 2013 are summarized below.

	December 31, 2013			September 30, 2013
	(Unaudited)
	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$143,278,000	$43,042,000	$100,235,000	$129,699,000	$43,042,000	$86,657,000
Bonds	7,469,000	4,935,000	2,535,000	7,295,000	4,934,000	2,361,000
Total	$150,747,000	$47,977,000	$102,770,000	$136,994,000	$47,976,000	$89,018,000

All investments are classified as “Current assets” because they are available for sale at any time. The bonds mature in 2039.

Note 11 - Debt and Commitments and Contingencies

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

     The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through fiscal 2017. The Logan, Utah office operating lease entered into in December 2012 in connection with the New Dawn acquisition requires a monthly rent of about $42,000 and will expire in fiscal 2016, subject to certain extension options. Part of this office space is sub-leased to third parties under short-term leases for approximately $5,000 per month. ISD leases office space in Corona, California, for a monthly rent of about $12,000 and will expire in March 2017. The Company is also responsible for a portion of maintenance, insurance and property tax expenses relating to these leased properties and certain other leased properties. Rental expenses for comparable three-month periods ended December 31, 2013 and 2012 were $275,000 and $164,000, respectively.

    From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial position or results of operations.

Note 12 - Operating Segments

     The Company has two reportable segments: (i) The Traditional Business and (ii) The Technologies Companies. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable segments
	The Traditional Business	The Technology Companies	Total
Three months ended December 31, 2013
Revenues	$5,064,000	$4,887,000	$9,951,000
Income (loss) from operations	694,000	(1,963,000)	(1,269,000)
Pretax income (loss)	1,287,000	(1,937,000)	(650,000)
Income tax (benefit) expense	840,000	(850,000)	(10,000)
Net income (loss)	447,000	(1,087,000)	(640,000)
Total assets	167,142,000	46,779,000	213,921,000
Capital expenditures	25,000	66,000	91,000
Amortization of intangible assets	---	1,195,000	1,195,000

	The Traditional Business	Sustain and New Dawn*	Total
Three months ended December 31, 2012
Revenues	$6,695,000	$998,000	$7,693,000
Income (loss) from operations	2,196,000	(1,495,000)	701,000
Pretax income (loss)	2,755,000	(1,491,000)	1,264,000
Income tax expense (benefit)	930,000	(500,000)	430,000
Net income (loss)	1,825,000	(991,000)	834,000
Total assets	131,454,000	27,001,000	158,455,000
Capital expenditures	34,000	33,000	67,000
Amortization of intangible assets	---	159,000	159,000

*	Includes New Dawn’s financial results from December 5 through December 31, 2012 with revenues of $247,000 and expenses of $938,000 (including amortization expenses of $159,000).

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company continues to operate as two different businesses: (1) “The Traditional Business”, being the business of newspaper and magazine publishing and related services that the Company had before 1999 when it purchased Sustain, and (2) the Sustain, New Dawn and ISD software businesses (“The Technology Companies”) which supply case management software systems and related products to courts and other justice agencies.

Acquisitions

In December 2012, the Company purchased all of the outstanding stock of New Dawn for $14,000,000 in cash. New Dawn provides case management products and services to more than 350 justice agencies in 40 states, three U.S. territories and two other countries. In September 2013, the Company acquired substantially all of the operating assets and liabilities of ISD Corporation for about $16,000,000 in cash. Now operating under the name of ISD Technologies, Inc., ISD provides case management systems to California courts and other governmental agencies, and a service that provides the general public a secure website to pay traffic citations online. These acquisitions have expanded the Company’s position in the case management software marketplace.

The Company finalized its valuation of ISD, which resulted in an allocation of $1,700,000 to goodwill and a reduction of the same amount in its intangible assets. The Company allocated the ISD purchase price to tangible assets ($4,410,000 including cash of $2,546,000; accounts receivable of $1,636,000; fixed assets of $141,000; and prepaid assets of $87,000), identifiable intangible assets (purchased software and customer relationships of $14,975,000 pursuant to the results of a third party valuation) and liabilities ($5,112,000 including accounts payable and accrued expenses of $2,270,000 and deferred maintenance agreements of $2,842,000) based on their fair values with the remaining balance in excess of the net assets allocated to goodwill ($1,700,000).

Overall Results

During the three months ended December 31, 2013, the Company had a consolidated pretax loss of $650,000 as compared to pretax income of $1,264,000 in the prior year period. This was a decrease in profits of $1,914,000 (151%) that included $1,036,000 of additional amortizations of intangible acquisition costs.

Pretax income of The Traditional Business decreased by $1,468,000 (53%) to $1,287,000 from $2,755,000, primarily resulting from a reduction in trustee sale notice and related service fee revenues. The Technology Companies had a pretax loss of $1,937,000 compared to $1,491,000 in the prior year period. Sustain had revenues of $660,000 and operating expenses of $1,567,000. New Dawn had revenues of $1,796,000 and operating expenses of $3,342,000 (including intangible amortization expenses of $475,000), and ISD had revenues of $2,431,000 and operating expenses of $1,941,000 (including intangible amortization expenses of $720,000).

Consequently, there was a net loss per share of $.46 in the three months ended December 31, 2013, as compared with net income of $.60 per share in the prior year period.

      At December 31, 2013 the aggregate fair market value of the Company’s marketable securities was $150,747,000. These securities had approximately $102,770,000 of unrealized gains before taxes of $40,163,000 and generated approximately $654,000 in dividends and interest income during the period, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

Comprehensive income includes net (loss) income and unrealized net gains on investments, net of taxes, as summarized below:

Comprehensive Income

	Three months ended December 31
	2013	2012

Net (loss) income	$(640,000)	$834,000
Net change in unrealized appreciation of investments (net of taxes)	8,199,000	7,197,000
Comprehensive income	$7,559,000	$8,031,000

* * * * * * * * * * * *

	Reportable segments
	The Traditional business	The Technologies Companies	Total

Three months ended December 31, 2013
Revenues	$5,064,000	$4,887,000	$9,951,000
Income (loss) from operations	694,000	(1,963,000)	(1,269,000)
Pretax income (loss)	1,287,000	(1,937,000)	(650,000)
Income tax (benefit) expense	840,000	(850,000)	(10,000)
Net income (loss)	447,000	(1,087,000)	(640,000)
Amortization of intangible assets	---	1,195,000	1,195,000

	Traditional business	Sustain and New Dawn*	Total
Three months ended December 31, 2012
Revenues	$6,695,000	$998,000	$7,693,000
Income (loss) from operations	2,196,000	(1,495,000)	701,000
Pretax income (loss)	2,755,000	(1,491,000)	1,264,000
Income tax expense (benefit)	930,000	(500,000)	430,000
Net income (loss)	1,825,000	(991,000)	834,000
Amortization of intangible assets	---	159,000	159,000

*	Includes New Dawn’s financial results from December 5 through December 31, 2012 with revenues of $247,000 and expenses of $938,000 (including amortization expenses of $159,000).

      For the three months ended December 31, 2013 and 2012, consolidated revenues were $9,951,000 and $7,693,000, respectively. This increase of $2,258,000 (29%) was primarily from additional New Dawn (acquired in December 2012) and ISD (acquired in September 2013) revenues of $3,980,000, partially offset by the reduction in trustee sale notice and related service fee revenues of $1,282,000. The Company’s revenues derived from The Technology Companies’ operations constituted about 49% and 13% of the Company’s total revenues for the three months ended December 31, 2013 and 2012, respectively.

      Consolidated operating costs and expenses increased by $4,228,000 (60%) to $11,220,000 from $6,992,000, primarily due to the additional operating expenses associated with New Dawn and ISD. Total personnel costs increased by $2,295,000 (55%) to $6,499,000 from $4,204,000 primarily due to The Technology Companies’ additional personnel costs of $2,446,000. Depreciation and amortization costs increased by $1,075,000 (372%) to $1,364,000 mainly resulting from the amortization of The Technology Companies’ intangible costs of $1,195,000 during this period as compared with $159,000 in the prior year period. Again, this was primarily attributable to the acquisitions of New Dawn and ISD. Other general and administrative expenses also increased by $844,000 (78%) primarily resulting from additional rent, sales and marketing expenses for The Technology Companies, and increased accounting and professional fees, including those associated with the audit of the Company’s fiscal 2103 financial statements and the audit of its internal control over financial reporting.

The Traditional Business

     The advertising revenues of The Traditional Business, which declined by $1,397,000 (33%) from $4,245,000 to $2,848,000, are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 60% during the three months ended December 31, 2013 as compared to the prior year period. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues during all of fiscal 2014, and the earnings of The Traditional Business will also decline significantly because it will be impractical for the Company to offset all revenue loss by expense reduction. (Operating expenses were $4,370,000 and $4,499,000 for the three months ended December 31, 2013 and 2012, respectively.)   The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues in the first three months of fiscal 2014. Public notice advertising revenues and related advertising and other service fees constituted about 27% of the Company's total revenues during this period. Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

Furthermore, we do not expect to experience an offsetting increase in commercial advertising as a result of the general economic improvements that have led to fewer foreclosures because of the continuing challenges in the commercial advertising business, for which revenues declined $214,000 (20%) from $1,082,000 to $868,000. The Daily Journals accounted for about 85% of the Company's total circulation revenues, which declined by $94,000 (6%) from $1,634,000 to $1,540,000. The court rule and judicial profile services generated about 11% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are part of The Traditional Business, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.

The Technology Companies

The Technology Companies’ revenues increased by $3,889,000 from $998,000 to $4,887,000, and expenses, including intangible amortization of $1,195,000, increased by $4,357,000 from $2,493,000 to $6,850,000, primarily because of the New Dawn and ISD acquisitions.   For the three months ended December 31, 2013, The Technology Companies recognized revenues of $3,008,000 from fees for licensing and maintenance of their software products, $416,000 from consulting services and $1,462,000 from other services, compared to $818,000 from fees for licensing and maintenance and $181,000 from consulting services in the prior comparative period. During the prior year period, The Technology Companies operating segment consisted of only Sustain and New Dawn for less than one month.

     The Technology Companies’ consulting, licensing and maintenance revenues are subject to substantial uncertainty because they depend on (i) the timing of the acceptance of the completed installations, (ii) the unpredictable needs of their existing customers, and (iii) their ability to secure new customers. In most cases, revenues from their new installation projects will only be recognized upon completion and acceptance of their services by the various customers. Deferred revenues on installation contracts primarily represent advances from customers of The Technology Companies for software licenses and installation services in various stages of completion. After a customer’s acceptance of the completed project, the advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on maintenance contracts represent prepayments of maintenance fees. The intangibles are being amortized over five years. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation with respect to The Technology Companies include the current year’s business profitability before the intangible amortizations, fluctuations of revenues, changes in the market place, the status of deferred installation contracts and new business, among other things. The Company is continuing to update and upgrade its software products. These costs are expensed as incurred and will materially impact earnings at least through the foreseeable future.

Taxes

     For the three months ended December 31, 2013, the Company recorded a tax benefit of $10,000 on a pre-tax loss of $650,000.   The tax benefit was the net result from applying the effective tax rate anticipated for the current year to the loss from continuing operations for the quarter ended December 31, 2013, pursuant to the guidelines established for accounting for income taxes in interim periods.  On a pretax profit of $1,264,000 for the three months ended December 31, 2012, the Company recorded a tax provision of $430,000, which was lower than the amount computed using the statutory rate primarily because of the available dividends received deduction and the domestic production activity deduction.  Consequently, the Company’s effective tax rate was 2% and 34% for the three months ended December 31, 2013 and 2012, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes.

Liquidity and Capital Resources

     During the three months ended December 31, 2013, the Company's cash and cash equivalents and marketable security positions increased by $12,531,000 to $160,863,000. Cash and cash equivalents were used primarily to complete the purchase of ISD ($480,000) and to purchase capital assets, including computer software and office equipment ($91,000). During the first quarter of fiscal 2013, the Company borrowed $14,000,000 from its investment margin account to purchase all of the outstanding stock of New Dawn, and during the fourth quarter of fiscal 2013, it borrowed another $15,500,000 million to acquire substantially all assets and liabilities of ISD, in each case pledging its marketable securities to obtain favorable financing.

     The cash used in operating activities of $1,131,000 included net decreases in accrued liabilities of $1,396,000, including the balance payment of $480,000 to complete the ISD acquisition, deferred installation contracts and maintenance agreements of $207,000, and deferred subscriptions of $75,000. Cash flows from operating activities decreased by $1,679,000 during the three months ended December 31, 2013 as compared to the prior year period primarily resulting from the decreases in net income of $1,474,000 and accounts payable and accrued liabilities of $184,000.

     As of December 31, 2013, the Company had working capital of $107,366,000, including the liabilities for deferred subscriptions and deferred installation contracts and maintenance agreements of $17,018,000, which are scheduled to be earned within one year, and the deferred tax liability of $40,163,000 for the unrealized gains described above.

     The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital and expects that any such cash flows will be invested in its businesses. The Company continues to have the ability to borrow against its marketable securities on favorable terms as it did for the New Dawn and ISD acquisitions. The Company also may entertain additional business acquisition opportunities. Any excess cash flows could be used to reduce the investment margin account liability or invested as the Board of Directors deems appropriate at the time.

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

Critical Accounting Policies

      The Company’s financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that fair value measurement and disclosures, revenue recognition, accounting for software costs, accounting for business combinations, testing for goodwill impairment and income taxes are critical accounting policies.

      The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2013. The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Sustain’s, New Dawn’s and ISD’s reliance on professional services engagements with justice agencies, including California courts, for a substantial portion of their revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; the Company’s failure to timely file its Form 10-K for fiscal 2013 and its quarterly reports on Form 10-Q for the first two quarters of fiscal 2014; and declines in the market prices of the Company’s investments. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 4. CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures were effective. In reaching this conclusion, Mr. Salzman recognized that the Company did not file its Form 10-K for fiscal 2013 or this Form 10-Q for the first quarter of fiscal 2014 on a timely basis, but he concluded that the delays were the result of the additional time required to complete the audits of the Company’s financial statements for fiscal 2013 and the Company’s internal control over financial reporting, and not a lack of effectiveness of the Company’s disclosure controls and procedures. There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2013.

PART II

Item 1A. Risk Factors

The information in this Quarterly Report on Form 10-Q should be read in conjunction with the following risks, trends and uncertainties, any of which, individually or in the aggregate, could materially and adversely affect the Company’s business, operating results or financial condition.

Risks Associated with The Traditional Business

A continuing reduction in the number of residential foreclosures in California and Arizona will result in fewer trustee sale notices being published in the Company’s newspapers.

For several years, the revenues of The Traditional Business were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law. The number of foreclosures declined significantly in 2013 and has continued to decline in 2014. Along with improvements in the economy, the California Homeowner’s Bill of Rights imposed new requirements effective January 1, 2013 that have contributed to the slowdown in foreclosures. We expect this trend to continue, and it will significantly impact the earnings of The Traditional Business because it will be impractical for the Company to offset the revenue loss with expense reductions.

Changes in the legal requirement to publish public notice advertising or in the legal ability of our newspapers to publish those notices would have a significant adverse impact on The Traditional Business.

From time to time, the legislatures in California and Arizona (and elsewhere) have considered various proposals that would result in the elimination or reduction of the amount of public notice advertising in printed newspapers required by statute. These proposals typically focus on the availability of alternative means of providing public notices, such as via the internet. Some proposals also question the need for public notices at all. Should any of these proposals become law, particularly in California, they would materially affect the revenues of The Traditional Business.

      In addition, if the adjudication, which is what gives them the legal ability to publish public notice advertising, of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could materially affect the revenues of The Traditional Business.

The Traditional Business faces strong competition in each of its markets.

Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. The Daily Journals face aggressive competition, including amazingly low prices for multiple copy subscriptions from law-oriented newspapers in Los Angeles, San Francisco and San Diego. The Company’s court rules publications face competition in both Northern and Southern California from online court rules services and the courts themselves. The steady decline in recent years in the number of subscriptions to The Daily Journals and the court rule publications is likely to continue and will certainly impact the Company’s future revenues.

   The Traditional Business also competes with anywhere from one serious competitor to many competing newspapers for public notice advertising in all of its markets. As the amount of this advertising has decreased due to the reduction in the number of foreclosures discussed above, the competition to publish the remaining public notices has intensified and may result in a further decline in the Company’s public notice advertising revenues.

 The Traditional Business continues to experience challenges in maintaining its commercial advertising and circulation revenues, particularly due to the growth of internet sites.

Internet sites devoted to recruitment have become significant competitors of our newspapers and web sites for classified advertising. In addition, there has been a steady consolidation of companies serving the legal marketplace, resulting in an ever-smaller group of companies placing display advertising. Furthermore, newspapers like ours have been struggling to compete for display advertising generally, given the many other forums (including internet sites) that compete for advertising dollars. These trends are expected to continue and will adversely affect The Traditional Business.

Circulation revenues have continued to decline as more and more information has become available from the internet. Law firm mergers have also reduced the number of firms that purchase multiple subscriptions of our newspapers. It is not practical to assume that we will be able to offset the decline in subscriptions with increases in the subscription rate, and we expect that our circulation revenues will continue to decline.

The Traditional Business is exposed to risks associated with fluctuations in postage and paper costs.

After personnel and software development costs, postage and paper costs are typically the Company’s next two largest expenses. An adequate supply of newsprint and other paper is important to the operations of The Traditional Business. The Company currently does not have a contract with any paper supplier, and in the past, shortages of newsprint have sometimes resulted in higher prices. The price of paper has increased in fiscal year 2014, and we expect it will continue to increase.

The Traditional Business uses the U.S. Postal Service for distribution of a majority of its newspapers and magazine. Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, postal rates have increased and new pallet/sack/try fees have been added. Postal rates and fees may increase more in the future. Further, we may not be able to pass on increases in paper and postage costs to our customers.

Risks Associated with The Technology Companies

The success of the Technology Companies depends in large part on the technological development of their software products.

As technology-based companies, The Technology Companies’ success depends on the continued development and improvement of their products, and the costs to update and upgrade those products consistently represent a very significant portion of The Technology Companies’ expenses. There are many uncertainties in the process of courts and other justice agencies migrating to newer case management systems, including whether The Technology Companies’ versions of these systems will find general acceptance and whether the development and modification of such systems can be done in a cost effective manner. The costs to update and upgrade The Technology Companies’ products are expensed as incurred and will materially impact earnings at least through the foreseeable future.

The Technology Companies face significant competition from other case management software vendors.

There is significant competition among a limited number of companies to provide services and software to courts and other justice agencies, and some of these companies are much larger and have greater access to capital and other resources than The Technology Companies. Normally, the vendor is selected through a bidding process, and often the customers will express a preference for, or even require, larger vendors. An inability to successfully compete in this difficult market could materially affect the earnings of The Technology Companies.

The customers of The Technology Companies are public sector entities, which creates special issues and risks.

Substantially all of the customers of The Technology Companies are courts, justice agencies, and other government entities. Accordingly, we face special risks associated with governmental budget constraints, especially during stressful economic times, which could force government entities to defer or forego consulting services or even stop paying their annual software license and maintenance fees. In addition, we encounter risks related to a longer and more complicated sales cycle than exists for commercial customers; political issues related to resource allocation, administration turnover and preferences for internal case management solutions or for a particular vendor; complicated bidding procedures; and fluctuations in the demand for information technology products and services.

The Technology Companies generally recognize revenues for software installations only upon completion of the applicable services and customer acceptance of the software system.

In most cases, the fees paid to The Technology Companies for installation services and software licenses are at risk until the customer has indicated its satisfaction with the installed system and it has “gone live”. Also, we utilize the completed contract method of accounting because the customer’s acceptance is typically unpredictable and reliable estimates of the progress towards completion cannot be made. Accordingly, we do not recognize revenues for installation services or licenses or for most other professional services until after the services have been performed, and there are significant risks associated with our ability to complete our services to the satisfaction of our customers and to fulfill the requirements that entitle us to be paid. An inability to realize payment for services performed could materially affect the earnings of The Technology Companies.

Risks Associated with Our Investments

A large portion of the Company’s assets are invested in the publicly traded securities of just six companies, and the prices of those securities may decline.

As of December 31, 2013, the Company held marketable securities worth approximately $150,747,000, with an unrealized gain of $102,770,000. While this portfolio has enabled the Company to borrow on very favorable terms for its recent acquisitions, and to better compete for case management software opportunities that are usually limited to “large” firms, it is unusual for a public company to invest a significant amount of its available cash in the marketable securities of other public companies. The value of these securities could decline, which would adversely affect shareholders’ equity.

Also, the Company’s investments are concentrated in just six companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by hypothetically better performance of other investments. This concentration of risk may result in a more pronounced effect on shareholders’ equity.

In certain circumstances, the Company may be required to recognize losses in a particular security for financial statement purposes even though the Company has not actually sold the security and intends to hold it.

Even if the Company’s investments as a whole perform extraordinarily well, for accounting reasons, an “other than temporary impairment” in a particular security may result in the need to recognize a loss with respect to that security in the Company’s income statement in a particular period. This has happened twice in the past two fiscal years, and it may happen again in the future with respect to the same securities or other securities owned by the Company. This requirement to recognize a loss could have a material effect on the Company’s earnings in a particular period.

General Corporate Risks

 The Company relies heavily on the services of Gerald Salzman.

Gerald Salzman, 75, serves as the Company’s president, chief executive officer, chief financial officer, treasurer and assistant secretary. He is also the chief executive officer of each of The Technology Companies. If Mr. Salzman’s services were no longer available to the Company, it is unlikely that the Company could find a single replacement to perform all of the duties now handled by him, and it could have a significant adverse effect on the Company’s business. The Company does not carry key man life insurance, nor has it entered into an employment agreement with Mr. Salzman.

Changes in accounting guidance could have a significant effect on the Company’s reported financial results.

Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies and the prevailing accounting guidance. The Company considers fair value measurement and disclosures, revenue recognition, accounting for software costs, accounting for business combinations, testing for goodwill impairment and income taxes to be critical accounting policies and estimates. A change in the accounting guidance with respect to one or more of these areas could materially affect the Company’s reported financial results.

Our former auditor expressed an adverse opinion on the Company’s internal control over financial reporting.

Although we believe that the Company’s internal control over financial reporting was effective as of the end of fiscal 2013, our former auditor, Ernst & Young LLP, concluded that we had certain material weaknesses related to the identification and documentation of our internal controls with respect to non-routine transactions and processes and the segregation of duties and use of financial reporting information within our financial reporting system. If our internal control system is not effective due to one or more material weaknesses, it means that there would be a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. A material misstatement, whether due to mistake or fraud, could result in significant costs to the Company, including litigation, regulatory and additional auditing costs. Also, to the extent that we need to enhance our internal controls with additional resources and procedures, the costs of doing so could have a material adverse effect on the Company’s earnings.

The Company is late in the filing of its periodic reports with the SEC.

Because of the additional time that was required for Ernst & Young LLP to complete its audits of our fiscal 2013 financial statements and our internal control over financial reporting, we did not timely file our Annual Report on Form 10-K with the SEC. We are also late in filing this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the second quarter of fiscal 2014. As a result, we are technically not in compliance with SEC rules. We are also not in compliance with the rules of The NASDAQ Stock Market, which require the timely filing of all periodic reports with the SEC. NASDAQ has granted the Company until August 21, 2014 to regain compliance with its rules. If the Company is not in full compliance by that date, its stock will be subject to delisting from NASDAQ, and that could have a material adverse effect on the Company’s stock price and on the ability of investors to trade in the Company’s stock.

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

DATE: August 13, 2014