Form 10-Q
period 2014-03-31
DAILY JOURNAL CORP
filed 2014-08-15
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

                               Class                                                                                                                                                                                 Outstanding at July 31, 2014

Common Stock, par value $ .01 per share                                                                                                                                                              1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

			Page Nos.
PART I	Financial Information

	Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2014 and September 30, 2013		3

	Consolidated Statements of Comprehensive Income (Loss) - Three months ended March 31, 2014 and 2013		4

	Consolidated Statements of Comprehensive Income (Loss) - Six months ended March 31, 2013 and 2013		5

	Consolidated Statements of Cash Flows - Six months ended March 31, 2014 and 2013		6

	Notes to Consolidated Financial Statements		7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 4.	Controls and Procedures	19

Part II	Other Information

	Item 1A.	Risk Factors	20

	Item 6.	Exhibits	21

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31 2014	September 30 2013
ASSETS
Current assets
Cash and cash equivalents	$11,274,000	$11,338,000
Marketable securities, including common stocks of $160,128,000 and bonds of $7,900,000 at March 31, 2014 and common stocks of $129,699,000 and bonds of $7,295,000 at September 30, 2013	168,028,000	136,994,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at March 31, 2014 and September 30, 2013, respectively	6,339,000	6,314,000
Inventories	38,000	56,000
Prepaid expenses and other assets	1,531,000	1,958,000
Income tax receivable	16,000	305,000
Total current assets	187,226,000	156,965,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,847,000	12,847,000
Furniture, office equipment and computer software	2,781,000	2,712,000
Machinery and equipment	2,039,000	2,014,000
	17,667,000	17,573,000
Less accumulated depreciation	(8,558,000)	(8,343,000)
	9,109,000	9,230,000
Intangibles, net	20,191,000	22,637,000
Goodwill	13,400,000	13,400,000
Deferred income taxes	1,248,000	858,000
	$231,174,000	$203,090,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,193,000	$4,259,000
Accrued liabilities	3,042,000	4,443,000
Income tax payable	79,000	---
Deferred subscriptions	3,551,000	3,534,000
Deferred installation contracts	7,764,000	6,879,000
Deferred maintenance agreements and others	5,505,000	6,864,000
Deferred income taxes	44,313,000	32,132,000
Total current liabilities	68,447,000	58,111,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Deferred maintenance agreements	238,000	269,000
Accrued liabilities	1,370,000	1,870,000
Total long term liabilities	31,101,000	31,632,000

Commitments and contingencies (Note 11)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 shares at March 31, 2014 and September 30, 2013, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	57,083,000	57,670,000
Accumulated other comprehensive income	72,774,000	53,908,000
Total shareholders' equity	131,626,000	113,347,000
	$231,174,000	$203,090,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31
	2014	2013
Revenues
Advertising	$2,796,000	$3,437,000
Circulation	1,476,000	1,584,000
Advertising service fees and other	661,000	723,000
Information systems and services	5,895,000	4,009,000
	10,828,000	9,753,000

Costs and expenses
Salaries and employee benefits	6,358,000	5,152,000
Other outside services	801,000	745,000
Postage and delivery expenses	305,000	318,000
Newsprint and printing expenses	251,000	276,000
Depreciation and amortization	1,385,000	620,000
Other general and administrative expenses	2,246,000	1,505,000
	11,346,000	8,616,000
(Loss) income from operations	(518,000)	1,137,000
Other income (expense)
Dividends and interest income	622,000	539,000
Other income	25,000	16,000
Interest expense	(56,000)	(31,000)
Income before taxes	73,000	1,661,000
Provision for income taxes	20,000	510,000
Net income	$53,000	$1,151,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$.04	$.83

Comprehensive income
Net income	$53,000	$1,151,000
Net change in unrealized appreciation of investments (net of taxes)	10,667,000	3,718,000
Comprehensive income	$10,720,000	$4,869,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Six months ended March 31
	2014	2013
Revenues
Advertising	$5,644,000	$7,682,000
Circulation	3,016,000	3,218,000
Advertising service fees and other	1,337,000	1,539,000
Information systems and services	10,782,000	5,007,000
	20,779,000	17,446,000

Costs and expenses
Salaries and employee benefits	12,857,000	9,356,000
Other outside services	1,587,000	1,480,000
Postage and delivery expenses	626,000	660,000
Newsprint and printing expenses	580,000	621,000
Depreciation and amortization	2,749,000	909,000
Other general and administrative expenses	4,167,000	2,582,000
	22,566,000	15,608,000
(Loss) income from operations	(1,787,000)	1,838,000
Other income (expense)
Dividends and interest income	1,276,000	1,106,000
Other income	51,000	20,000
Interest expense	(117,000)	(39,000)
(Loss) income before taxes	(577,000)	2,925,000
Provision for income taxes	10,000	940,000
Net (loss) income	$(587,000)	$1,985,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(.43)	$1.44

Comprehensive income
Net (loss) income	$(587,000)	$1,985,000
Net change in unrealized appreciation of investments (net of taxes)	18,866,000	10,915,000
Comprehensive income	$18,279,000	$12,900,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31
	2014	2013
Cash flows from operating activities
Net (loss) income	$(587,000)	$1,985,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	2,749,000	909,000
Deferred income taxes	(375,000)	193,000
Discounts earned on bonds	(2,000)	(1,000)
Changes in assets and liabilities
Decrease (increase) in current assets (net of acquisition)
Accounts receivable, net	(25,000)	635,000
Inventories	18,000	3,000
Prepaid expenses and other assets	427,000	(132,000)
Income tax receivable	289,000	--- -
Increase (decrease) in current liabilities (net of acquisition)
Accounts payable	(66,000)	(558,000)
Accrued liabilities	(1,874,000)	(2,164,000)
Income taxes	79,000	(626,000)
Deferred subscriptions	17,000	35,000
Deferred maintenance agreements and others	(1,390,000)	162,000
Deferred installation contracts	885,000	601,000
Net cash provided by operating activities	145,000	1,042,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	---	800,000
Acquisition of New Dawn Technologies, Inc. (net of cash acquired)	---	(11,878,000)
Purchases of property, plant and equipment	(209,000)	(156,000)
Net cash used in investing activities	(209,000)	(11,234,000)

Cash flows from financing activities
Investment margin account borrowing	---	14,000,000
Cash provided by financing activities	---	14,000,000

(Decrease) increase in cash and cash equivalents	(64,000)	3,808,000

Cash and cash equivalents
Beginning of period	11,338,000	985,000
End of period	$11,274,000	$4,793,000

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

Note 2 - Basis of Presentation

        In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of March 31, 2014, its results of operations for the three- and six-month periods ended March 31, 2014 and 2013 and its cash flows for the six-month periods ended March 31, 2014 and 2013. The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

The Company finalized its valuation of ISD which resulted in an allocation of $1,700,000 to goodwill and a reduction of the same amount in its intangible assets. The Company allocated the ISD purchase price to tangible assets ($4,410,000 including cash of $2,546,000; accounts receivable of $1,636,000; fixed assets of $141,000; and prepaid assets of $87,000), identifiable intangible assets (purchased software and customer relationships of $14,975,000 pursuant to the results of a third party valuation) and liabilities ($5,112,000 including accounts payable and accrued expenses of $2,270,000 and deferred maintenance agreements of $2,842,000) based on their fair values with the remaining balance in excess of the net assets allocated to goodwill ($1,700,000).

Note 5 - Business Combinations

During the six months ended March 31, 2014, New Dawn had revenues of $4,298,000, expenses of $6,447,000 (including intangible amortization expenses of $950,000), and a pretax loss of $2,120,000 as compared with revenues of $3,690,000, expenses of $4,058,000 (including amortization expenses of $635,000) and a pretax loss of $356,000 in the prior year period of less than four months (December 5, 2012 through March 31, 2013).

During the six months ended March 31, 2014, ISD had revenues of $5,224,000, expenses of $3,936,000 (including intangible amortization expenses of $1,469,000), and pretax income of $1,310,000.

Note 6 - Intangible Assets

At March 31, 2014, intangible assets comprised New Dawn’s purchased software and customer relationship costs of $6,963,000 (net of the accumulated amortization expenses of $2,537,000) and ISD’s purchased software and customer relationship costs of $13,228,000 (net of accumulated amortization expenses of $1,747,000). These identifiable intangible assets are being amortized over five years for financial statement purposes due to the short life cycle of technology that customer relationships depend on, and over a 15 year period on a straight line basis for tax purposes. The intangible amortization expenses were $2,419,000 for the six months ended March 31, 2014 as compared with $635,000 in the prior year period.

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

During the first quarter of fiscal 2014, the Company reclassified an additional $1,700,000 to goodwill from its intangible assets as it finalized the valuation of the ISD acquisition to reflect $13,400,000 as of September 30, 2013 and March 31, 2014. There was no goodwill impairment during the periods ended March 31, 2013 and 2014.

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

Approximately 52% of the Company’s revenues during the six months ended March 31, 2014 were derived from The Technology Companies, including revenues from sales and leases of software licenses, fees for annual maintenance and support services and revenues from consulting services that typically include implementation and training.

Note 9 - Income Taxes

For the six months ended March 31, 2014, the Company recorded a tax provision of $10,000 on a pre-tax loss of $577,000.   The tax provision was the net result from applying the effective tax rate anticipated for the current year to the loss from continuing operations for the six-month period ended March 31, 2014, pursuant to the guidelines established for accounting for income taxes in interim periods.  On a pretax profit of $2,925,000 for the six months ended March 31, 2013, the Company recorded a tax provision of $940,000, which was lower than the amount computed using the statutory rate primarily because of the available dividends received deduction and the domestic production activity deduction.  Consequently, the Company’s effective tax rate was -2% and 32% for the six months ended March 31, 2014 and 2013, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes.

Note 10 - Investments in Marketable Securities

Investments in marketable securities categorized as “available-for-sale” are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of March 31, 2014 and September 30, 2013, an unrealized gain of $120,051,000 and $89,018,000, respectively, was recorded net of taxes of $46,777,000 and $34,610,000, respectively, in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

 Investments in equity securities and securities with fixed maturity as of March 31, 2014 and September 30, 2013 are summarized below.

	March 31, 2014			September 30, 2013
	(Unaudited)
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$160,128,000	$43,042,000	$117,086,000	$129,699,000	$43,042,000	$86,657,000
Bonds	7,900,000	4,935,000	2,965,000	7,295,000	4,934,000	2,361,000
Total	$168,028,000	$47,977,000	$120,051,000	$136,994,000	$47,976,000	$89,018,000

All investments are classified as “Current assets” because they are available for sale at any time. The bonds mature in 2039.

As of March 31, 2014, the Company performed separate evaluations for impaired equity securities to determine if the unrealized losses were other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management objectives and securities portfolio objectives. Based on the results of the evaluations, the Company concluded that as of March 31, 2014, all unrealized losses related to the equity securities it owns were temporary.

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

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through fiscal 2017. The Logan, Utah office operating lease entered into in December 2012 in connection with the New Dawn acquisition requires a monthly rent of about $42,000 and will expire in fiscal 2016, subject to certain extension options. Part of this office space is sub-leased to third parties under short-term leases for approximately $5,000 per month. ISD leases office space in Corona, California, for a monthly rent of about $12,000 and will expire in March 2017. The Company is also responsible for a portion of maintenance, insurance and property tax expenses relating to these leased properties and certain other leased properties. Rental expenses for comparable six-month periods ended March 31, 2014 and 2013 were $633,000 and $403,000, respectively.

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial position or results of operations or cash flows.

Note 12 - Operating Segments

     The Company has two segments of business. The Company’s reportable segments are (i) The Traditional Business and (ii) The Technologies Companies. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable segments
	The Traditional Business	The Technology Companies	Total
Six months ended March 31, 2014
Revenues	$9,997,000	$10,782,000	$20,779,000
(Loss) income from operations	1,134,000	(2,921,000)	(1,787,000)
Pretax (loss) income	2,293,000	(2,870,000)	(577,000)
Income tax expense (benefit)	1,285,000	(1,275,000)	10,000
Net income (loss)	1,008,000	(1,595,000)	(587,000)
Total assets	183,845,000	47,329,000	231,174,000
Capital expenditures	52,000	157,000	209,000
Amortization of intangible assets	---	2,419,000	2,419,000

	The Traditional Business	Sustain and New Dawn*	Total
Six months ended March 31, 2013
Revenues	$12,439,000	$5,007,000	$17,446,000
Income (loss) from operations	4,094,000	(2,256,000)	1,838,000
Pretax income (loss)	5,168,000	(2,243,000)	2,925,000
Income tax expense (benefit)	1,660,000	(720,000)	940,000
Net income (loss)	3,508,000	(1,523,000)	1,985,000
Total assets	138,430,000	27,319,000	165,749,000
Capital expenditures	91,000	65,000	156,000
Amortization of intangible assets	---	635,000	635,000

	The Traditional Business	The Technology Companies	Total
Three months ended March 31, 2014
Revenues	$4,933,000	$5,895,000	$10,828,000
(Loss) income from operations	440,000	(958,000)	(518,000)
Pretax income (loss)	1,006,000	(933,000)	73,000
Income tax expense (benefit)	445,000	(425,000)	20,000
Net income (loss)	561,000	(508,000)	53,000
Total assets	183,845,000	47,329,000	231,174,000
Capital expenditures	27,000	91,000	118,000
Amortization of intangible assets	---	1,224,000	1,224,000

	The Traditional Business	Sustain and New Dawn**	Total
Three months ended March 31, 2013
Revenues	$5,744,000	$4,009,000	$9,753,000
Income (loss) from operations	1,898,000	(761,000)	1,137,000
Pretax income (loss)	2,413,000	(752,000)	1,661,000
Income tax expense (benefit)	730,000	(220,000)	510,000
Net income (loss)	1,683,000	(532,000)	1,151,000
Total assets	138,430,000	27,319,000	165,749,000
Capital expenditures	57,000	32,000	89,000
Amortization of intangible assets	---	476,000	476,000

* Includes New Dawn’s financial results from December 5, 2012 through March 31, 2013 with revenues of $3,690,000 and expenses of $4,058,000 (including intangible amortization expenses of $635,000).

** Includes New Dawn’s financial results from January 1, 2013 through March 31, 2013 with revenues of $3,443,000 and expenses of $3,120,000 (including intangible amortization expenses of $476,000).

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

The Company finalized its valuation of ISD which resulted in an allocation of $1,700,000 to goodwill and a reduction of the same amount in its intangible assets. The Company allocated the ISD purchase price to tangible assets ($4,410,000 including cash of $2,546,000; accounts receivable of $1,636,000; fixed assets of $141,000; and prepaid assets of $87,000), identifiable intangible assets (purchased software and customer relationships of $14,975,000 pursuant to the results of a third party valuation) and liabilities ($5,112,000 including accounts payable and accrued expenses of $2,270,000 and deferred maintenance agreements of $2,842,000) based on their fair values with the remaining balance in excess of the net assets allocated to goodwill ($1,700,000).

Overall Results

During the six months ended March 31, 2014, the Company had a consolidated pretax loss of $577,000 as compared to pretax income of $2,925,000 in the prior year period. This was a decrease in profits of $3,502,000 (120%) that included $1,784,000 of additional amortizations of intangible acquisition costs.

Pretax income of The Traditional Business decreased by $2,875,000 (56%) to $2,293,000 from $5,168,000, primarily resulting from a reduction in trustee sale notice and related service fee revenues. The Technology Companies had a pretax loss of $2,870,000 compared to $2,243,000 in the prior year period. Sustain had revenues of $1,260,000 and operating expenses of $3,320,000. New Dawn had revenues of $4,298,000 and operating expenses of $6,447,000 (including intangible amortization expenses of $950,000), and ISD had revenues of $5,224,000 and operating expenses of $3,936,000 (including intangible amortization expenses of $1,469,000).

Consequently, there was a net loss per share of $.43 for the six months ended March 31, 2014, as compared with net income of $1.44 per share in the prior year period.

At March 31, 2014 the aggregate fair market value of the Company’s marketable securities was $168,028,000. These securities had approximately $120,051,000 of unrealized gains before taxes of $46,777,000 and generated approximately $1,276,000 in dividends and interest income during the period, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

      Comprehensive income includes net (loss) income and unrealized net gains on investments, net of taxes, as summarized below:

Comprehensive Income
	Six months ended March 31
	2014	2013

Net (loss) income	$(587,000)	$1,985,000
Net change in unrealized appreciation of investments (net of taxes)	18,866,000	10,915,000
Comprehensive income	$18,279,000	$12,900,000

* * * * * * * * * * * *

	Reportable Segments
	The Traditional Business	The Technologies Companies	Total

Six months ended March 31, 2014
Revenues	$9,997,000	$10,782,000	$20,779,000
Income (loss) from operations	1,134,000	(2,921,000)	(1,787,000)
Pretax income (loss)	2,293,000	(2,870,000)	(577,000)
Income tax expense (benefit)	1,285,000	(1,275,000)	10,000
Net income (loss)	1,008,000	(1,593,000)	(587,000)
Amortization of intangible assets	---	2,419,000	2,419,000

	The Traditional Business	Sustain and New Dawn*	Total
Six months ended March 31, 2013
Revenues	$12,439,000	$5,007,000	$17,446,000
Income (loss) from operations	4,094,000	(2,256,000)	1,838,000
Pretax income (loss)	5,168,000	(2,243,000)	2,925,000
Income tax expense (benefit)	1,660,000	(720,000)	940,000
Net income (loss)	3,508,000	(1,523,000)	1,985,000
Amortization of intangible assets	---	635,000	635,000

 * Includes New Dawn’s financial results from December 5, 2012 through March 31, 2013 with revenues of $3,690,000 and expenses of $4,058,000 (including intangible amortization expenses of $635,000).

      Consolidated revenues were $20,779,000 and $17,446,000 for the six months ended March 31, 2014 and 2013, respectively. This increase of $3,333,000 (19%) was primarily from additional New Dawn (acquired in December 2012) and ISD (acquired in September 2013) revenues of $5,833,000, partially offset by the reduction in trustee sale notice and related service fee revenues of $1,902,000. The Company’s revenues derived from The Technology Companies’ operations constituted about 52% and 29% of the Company’s total revenues for the six months ended March 31, 2014 and 2013, respectively. (Consolidated revenues were $10,828,000 and $9,753,000 for the three months ended March 31, 2014 and 2013, respectively.)

Consolidated operating costs and expenses increased by $6,958,000 (45%) to $22,566,000 from $15,608,000, primarily due to the additional operating expenses associated with New Dawn and ISD. Total personnel costs increased by $3,501,000 (37%) to $12,857,000 from $9,356,000 primarily due to The Technology Companies’ additional personnel costs of $3,252,000. Depreciation and amortization costs increased by $1,840,000 (202%) to $2,749,000 mainly resulting from the amortization of The Technology Companies’ intangible costs of $2,419,000 during this period as compared with $635,000 in the prior year period. Again, this was primarily attributable to the acquisitions of New Dawn and ISD. Other general and administrative expenses also increased by $1,585,000 (61%) primarily resulting from additional rent, sales and marketing expenses for The Technology Companies, and increased accounting and professional fees, including those associated with the audit of the Company’s fiscal 2103 financial statements and the audit of its internal control over financial reporting. (Consolidated operating costs were $11,346,000 and $8,616,000 for the three months ended March 31, 2014 and 2013, respectively.)

The Traditional Business

The advertising revenues of The Traditional Business, which declined by $2,038,000 (27%) from $7,682,000 to $5,644,000, are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 56% during the six months ended March 31, 2014 as compared to the prior year period. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues during all of fiscal 2014, and the earnings of The Traditional Business will also decline significantly because it will be impractical for the Company to offset all revenue loss by expense reduction. (Operating expenses were $8,863,000 and $8,345,000 for the six months ended March 31, 2014 and 2013, respectively.)   The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues in the first six months of fiscal 2014. Public notice advertising revenues and related advertising and other service fees constituted about 25% of the Company's total revenues during this period. Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

Furthermore, we do not expect to experience an offsetting increase in commercial advertising as a result of the general economic improvements that have led to fewer foreclosures because of the continuing challenges in the commercial advertising business, for which revenues declined $271,000 (13%) from $2,085,000 to $1,814,000. The Daily Journals accounted for about 85% of the Company's total circulation revenues, which declined by $202,000 (6%) from $3,218,000 to $3,016,000. The court rule and judicial profile services generated about 11% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are part of The Traditional Business, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.

The Technology Companies

The Technology Companies’ revenues increased by $5,775,000 from $5,007,000 to $10,782,000, and expenses, including intangible amortization of $2,419,000, increased by $6,440,000 from $7,263,000 to $13,703,000, primarily because of the New Dawn and ISD acquisitions.   For the six months ended March 31, 2014, The Technology Companies recognized revenues of $6,144,000 from fees for licensing and maintenance of their software products, $1,523,000 from consulting services and $3,115,000 from other services, compared to $3,749,000 from fees for the licensing and maintenance and $1,258,000 from consulting services in the prior comparative period. During the prior year period, The Technology Companies operating segment consisted of only Sustain and New Dawn for less than four months.

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

Taxes

For the six months ended March 31, 2014, the Company recorded a tax provision of $10,000 on a pre-tax loss of $577,000.   The tax provision was the net result from applying the effective tax rate anticipated for the current year to the loss from continuing operations for the six months ended March 31, 2014, pursuant to the guidelines established for accounting for income taxes in interim periods.  On a pretax profit of $2,925,000 for the six months ended March 31, 2013, the Company recorded a tax provision of $940,000, which was lower than the amount computed using the statutory rate primarily because of the available dividends received deduction and the domestic production activity deduction. Consequently, the Company’s effective tax rate was -2% and 32% for the six months ended March 31, 2014 and 2013, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes.

Liquidity and Capital Resources

     During the six months ended March 31, 2014, the Company's cash and cash equivalents and marketable security positions increased by $30,970,000 to $179,302,000. At March 31, 2014 the aggregate fair market value of the Company’s marketable securities was $168,028,000 with a pretax unrealized gain of $120,051,000. Cash and cash equivalents were used primarily to complete the purchase of ISD ($480,000) and to purchase capital assets, including computer software and office equipment ($209,000). During the first quarter of fiscal 2013, the Company borrowed $14,000,000 from its investment margin account to purchase all of the outstanding stock of New Dawn, and during the fourth quarter of fiscal 2013, it borrowed another $15,500,000 million to acquire substantially all assets and liabilities of ISD, in each case pledging its marketable securities to obtain favorable financing.

The cash provided by operating activities of $145,000 included net decreases in accrued liabilities of $1,874,000, including the balance payment of $480,000 to complete the ISD acquisition, and deferred installation contracts and maintenance agreements of $505,000. Cash flows from operating activities decreased by $897,000 during the six months ended March 31, 2014 as compared to the prior year period primarily resulting from the decreases in net income of $2,572,000, partially offset by the increases in accounts payable and accrued liabilities of $782,000.

As of March 31, 2014, the Company had working capital of $118,779,000, including the liabilities for deferred subscriptions and deferred installation contracts and maintenance agreements of $16,820,000, which are scheduled to be earned within one year, and the deferred tax liability of $46,777,000 for the unrealized gains described above.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures were effective. In reaching this conclusion, Mr. Salzman recognized that the Company did not file its Form 10-K for fiscal 2013 and its Forms 10-Q for the first and second quarters of fiscal 2014 on a timely basis, but he concluded that the delays were the result of the additional time required to complete the audits of the Company’s financial statements for fiscal 2013 and the Company’s internal control over financial reporting, and not a lack of effectiveness of the Company’s disclosure controls and procedures. There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended March 31, 2014.

PART II

Item 1A. Risk Factors

There have been no material changes to the risk factors and uncertainties previously disclosed in the Company’s Form 10-Q for the fiscal quarter ended December 31, 2013.

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

DATE: August 15, 2014