Form 10-Q
period 2014-06-30
DAILY JOURNAL CORP
filed 2014-08-18
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2014

or

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

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 2014 and September 30, 2013	3

Consolidated Statements of Comprehensive Income (Loss) - Three months ended June 30, 2014 and 2013	4

Consolidated Statements of Comprehensive Income (Loss) - Nine months ended June 30, 2014 and 2013	5

Consolidated Statements of Cash Flows -Nine months ended June 30, 2014 and 2013	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	18

Part II Other Information

Item 1A. Risk Factors	19

Item 6. Exhibits	20

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$14,750,000	$11,338,000
Marketable securities, including common stocks of $158,630,000 and bonds of $8,193,000 at June 30, 2014 and common stocks of $129,699,000 and bonds of $7,295,000 at September 30, 2013	166,823,000	136,994,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at June 30, 2014 and September 30, 2013, respectively	6,850,000	6,314,000
Inventories	48,000	56,000
Prepaid expenses and other assets	1,336,000	1,958,000
Income tax receivable	1,757,000	305,000
Total current assets	191,564,000	156,965,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,861,000	12,847,000
Furniture, office equipment and computer software	2,958,000	2,712,000
Machinery and equipment	2,039,000	2,014,000
	17,858,000	17,573,000
Less accumulated depreciation	(8,716,000)	(8,343,000)
	9,142,000	9,230,000
Intangibles, net	18,967,000	22,637,000
Goodwill	13,400,000	13,400,000
Deferred income taxes	1,877,000	858,000
	$234,950,000	$203,090,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,406,000	$4,259,000
Accrued liabilities	3,067,000	4,443,000
Deferred subscriptions	3,145,000	3,534,000
Deferred installation contracts	8,412,000	6,879,000
Deferred maintenance agreements and others	7,321,000	6,864,000
Deferred income taxes	43,917,000	32,132,000
Total current liabilities	70,268,000	58,111,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Deferred maintenance agreements	211,000	269,000
Accrued liabilities	1,200,000	1,870,000
Total long term liabilities	30,904,000	31,632,000

Commitments and contingencies (Note 11)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,380,746 shares at June 30, 2014 and September 30, 2013, outstanding	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	59,924,000	57,670,000
Accumulated other comprehensive income	72,085,000	53,908,000
Total shareholders' equity	133,778,000	113,347,000
	$234,950,000	$203,090,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30
	2014	2013
Revenues
Advertising	$2,976,000	$3,617,000
Circulation	1,502,000	1,574,000
Advertising service fees and other	771,000	685,000
Information systems and services	5,898,000	3,328,000
	11,147,000	9,204,000

Costs and expenses
Salaries and employee benefits	6,175,000	5,175,000
Other outside services	822,000	762,000
Postage and delivery expenses	335,000	346,000
Newsprint and printing expenses	368,000	379,000
Depreciation and amortization	1,385,000	635,000
Other general and administrative expenses	2,325,000	1,461,000
	11,410,000	8,758,000
(Loss) income from operations	(263,000)	446,000
Other income (expense)
Dividends and interest income	824,000	726,000
Other income	26,000	16,000
Interest expense	(56,000)	(27,000)
Income before taxes	531,000	1,161,000
(Benefit from ) provision for income taxes	(2,310,000)	335,000
Net income	$2,841,000	$826,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$2.06	$.60

Comprehensive income
Net income	$2,841,000	$826,000
Net change in unrealized appreciation of investments (net of taxes)	(689,000)	4,887,000
Comprehensive income	$2,152,000	$5,713,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine months ended June 30
	2014	2013
Revenues
Advertising	$8,620,000	$11,299,000
Circulation	4,518,000	4,792,000
Advertising service fees and other	2,108,000	2,224,000
Information systems and services	16,680,000	8,335,000
	31,926,000	26,650,000

Costs and expenses
Salaries and employee benefits	19,032,000	14,531,000
Other outside services	2,409,000	2,242,000
Postage and delivery expenses	961,000	1,006,000
Newsprint and printing expenses	948,000	1,000,000
Depreciation and amortization	4,134,000	1,544,000
Other general and administrative expenses	6,492,000	4,043,000
	33,976,000	24,366,000
(Loss) income from operations	(2,050,000)	2,284,000
Other income (expense)
Dividends and interest income	2,100,000	1,832,000
Other income	77,000	36,000
Interest expense	(173,000)	(66,000)
(Loss) income before taxes	(46,000)	4,086,000
(Benefit from) provision for income taxes	(2,300,000)	1,275,000
Net income	$2,254,000	$2,811,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$1.63	$2.04

Comprehensive income
Net income	$2,254,000	$2,811,000
Net change in unrealized appreciation of investments (net of taxes)	18,177,000	15,802,000
Comprehensive income	$20,431,000	$18,613,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30
	2014	2013
Cash flows from operating activities
Net income	$2,254,000	$2,811,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	4,134,000	1,544,000
Deferred income taxes	(884,000)	644,000
Discounts earned on bonds	(2,000)	(2,000)
Changes in assets and liabilities
Decrease (increase) in current assets (net of acquisition)
Accounts receivable, net	(536,000)	1,556,000
Inventories	8,000	(7,000)
Prepaid expenses and other assets	622,000	(184,000)
Income tax receivable	(1,452,000)	---
Increase (decrease) in current liabilities (net of acquisition)
Accounts payable	147,000	(753,000)
Accrued liabilities	(2,019,000)	(2,347,000)
Income taxes	---	(756,000)
Deferred subscriptions	(389,000)	(410,000)
Deferred maintenance agreements and others	399,000	95,000
Deferred installation contracts	1,533,000	443,000
Net cash provided by operating activities	3,815,000	2,634,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	---	800,000
Acquisition of New Dawn Technologies, Inc. (net of cash acquired)	---	(11,878,000)
Purchases of property, plant and equipment	(403,000)	(258,000)
Net cash used in investing activities	(403,000)	(11,336,000)

Cash flows from financing activities
Investment margin account borrowing	---	14,000,000
Cash provided by financing activities	---	14,000,000

Increase in cash and cash equivalents	3,412,000	5,298,000

Cash and cash equivalents
Beginning of period	11,338,000	985,000
End of period	$14,750,000	$6,283,000

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

Note 2 - Basis of Presentation

        In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of June 30, 2014, its results of operations for the three- and nine-month periods ended June 30, 2014 and 2013 and its cash flows for the nine-month periods ended June 30, 2014 and 2013. The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Note 5 - Business Combinations

During the nine months ended June 30, 2014, New Dawn had revenues of $6,762,000, expenses of $9,857,000 (including intangible amortization expenses of $1,425,000), and a pretax loss of $3,051,000 as compared with revenues of $6,430,000, expenses of $7,168,000 (including amortization expenses of $1,111,000) and a pretax loss of $718,000 in the prior year period of less than seven months (December 5, 2012 through June 30, 2013).

During the nine months ended June 30, 2014, ISD had revenues of $7,705,000, expenses of $5,960,000 (including intangible amortization expenses of $2,217,000), and pretax income of $1,778,000.

Note 6 - Intangible Assets

At June 30, 2014, intangible assets comprised New Dawn’s purchased software and customer relationship costs of $6,488,000 (net of the accumulated amortization expenses of $3,012,000) and ISD’s purchased software and customer relationship costs of $12,479,000 (net of accumulated amortization expenses of $2,496,000). These identifiable intangible assets are being amortized over five years for financial statement purposes due to the short life cycle of technology that customer relationships depend on, and over a 15-year period on a straight line basis for tax purposes. The intangible amortization expenses were $3,642,000 for the nine months ended June 30, 2014 as compared with $1,111,000 in the prior year period.

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

During the first quarter of fiscal 2014, the Company reclassified an additional $1,700,000 to goodwill from its intangible assets as it finalized the valuation of the ISD acquisition to reflect $13,400,000 as of September 30, 2013 and June 30, 2014. There was no goodwill impairment during the six-month periods ended June 30, 2013 and 2014.

Note 8 – Revenue Recognition

      For The Traditional Business, proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term. Advertising revenues are recognized when advertisements are published and are net of commissions. An allowance for doubtful accounts is recorded for the accounts receivable.

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

     Approximately 52% of the Company’s revenues during the nine months ended June 30, 2014 were derived from The Technology Companies, including revenues from sales and leases of software licenses, fees for maintenance and support services and revenues from consulting services that typically include implementation and training.

Note 9 - Income Taxes

For the nine months ended June 30, 2014, the Company recorded an income tax benefit of $2,300,000 on a pretax loss of $46,000.  The income tax benefit was the net result of applying the projected annual tax rate of 4.96% adjusted for any discrete items recorded year to date (mainly a permanent benefit related to differences in acquired liabilities for tax versus GAAP purposes existing at the time of the acquisition of New Dawn).   The Company’s projected effective tax rate continues to be lower than the statutory rate mainly due to the available dividends received deduction and the domestic production activities deduction.  On a pretax profit of $4,086,000 for the nine months ended June 30, 2013, the Company recorded a tax provision of $1,275,000, which was lower than the amount computed using the statutory rate primarily because of the available dividends received deduction and the domestic production activity deduction. The Company’s effective tax rate was 5,000% and 31% for the nine months ended June 30, 2014 and 2013, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes.

Note 10 - Investments in Marketable Securities

Investments in marketable securities categorized as “available-for-sale” are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of June 30, 2014 and September 30, 2013, an unrealized gain of $118,845,000 and $89,018,000, respectively, was recorded net of taxes of $46,260,000 and $34,610,000, respectively, in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

 Investments in equity securities and securities with fixed maturity as of June 30, 2014 and September 30, 2013 are summarized below.

	June 30, 2014			September 30, 2013
	(Unaudited)
	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$158,630,000	$43,042,000	$115,588,000	$129,699,000	$43,042,000	$86,657,000
Bonds	8,193,000	4,936,000	3,257,000	7,295,000	4,934,000	2,361,000
Total	$166,823,000	$47,978,000	$118,845,000	$136,994,000	$47,976,000	$89,018,000

All investments are classified as “Current assets” because they are available for sale at any time. The bonds mature in 2039. In addition, there were no unrealized losses from any of the equity securities owned by the Company as of June 30, 2014.

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

     The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through fiscal 2017. The Logan, Utah office operating lease entered into in December 2012 in connection with the New Dawn acquisition requires a monthly rent of about $42,000 and will expire in fiscal 2016, subject to certain extension options. Part of this office space is sub-leased to third parties under short-term leases for approximately $5,000 per month. ISD leases office space in Corona, California, for a monthly rent of about $12,000 and will expire in March 2017. The Company is also responsible for a portion of maintenance, insurance and property tax expenses relating to these leased properties and certain other leased properties. Rental expenses for comparable nine-month periods ended June 30, 2014 and 2013 were $938,000 and $635,000, respectively.

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

Note 12 - Operating Segments

     The Company has two segments of business. The Company’s reportable segments are (i) The Traditional Business and (ii) The Technologies Companies. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable segments
	The Traditional Business	The Technology Companies	Total
Nine months ended June 30, 2014
Revenues	$15,246,000	$16,680,000	$31,926,000
(Loss) income from operations	2,106,000	(4,156,000)	(2,050,000)
Pretax (loss) income	4,033,000	(4,079,000)	(46,000)
Income tax (benefit) expense	2,260,000	(4,560,000)	(2,300,000)
Net income	1,773,000	481,000	2,254,000
Total assets	182,243,000	52,707,000	234,950,000
Capital expenditures	78,000	325,000	403,000
Amortization of intangible assets	---	3,642,000	3,642,000

	The Traditional Business	Sustain and New Dawn*	Total
Nine months ended June 30, 2013
Revenues	$18,315,000	$8,335,000	$26,650,000
Income (loss) from operations	6,088,000	(3,804,000)	2,284,000
Pretax income (loss)	7,869,000	(3,783,000)	4,086,000
Income tax expense (benefit)	2,500,000	(1,225,000)	1,275,000
Net income (loss)	5,369,000	(2,558,000)	2,811,000
Total assets	146,902,000	26,849,000	173,751,000
Capital expenditures	96,000	162,000	258,000
Amortization of intangible assets	---	1,111,000	1,111,000

	The Traditional Business	The Technology Companies	Total
Three months ended June 30, 2014
Revenues	$5,249,000	$5,898,000	$11,147,000
(Loss) income from operations	972,000	(1,235,000)	(263,000)
Pretax income (loss)	1,740,000	(1,209,000)	531,000
Income tax (benefit) expense	975,000	(3,285,000)	(2,310,000)
Net income	765,000	2,076,000	2,841,000
Total assets	182,243,000	52,707,000	234,950,000
Capital expenditures	26,000	168,000	194,000
Amortization of intangible assets	---	1,223,000	1,223,000

	The Traditional Business	Sustain and New Dawn**	Total
Three months ended June 30, 2013
Revenues	$5,876,000	$3,328,000	$9,204,000
Income (loss) from operations	1,994,000	(1,548,000)	446,000
Pretax income (loss)	2,701,000	(1,540,000)	1,161,000
Income tax expense (benefit)	840,000	(505,000)	335,000
Net income (loss)	1,861,000	(1,035,000)	826,000
Total assets	146,902,000	26,849,000	173,751,000
Capital expenditures	5,000	97,000	102,000
Amortization of intangible assets	---	476,000	476,000

* Includes New Dawn’s financial results from December 5, 2012 through June 30, 2013 with revenues of $6,430,000 and expenses of $7,168,000 (including intangible amortization expenses of $1,111,000).

** Includes New Dawn’s financial results from April 1, 2013 through June 30, 2013 with revenues of $2,740,000 and expenses of $3,110,000 (including intangible amortization expenses of $476,000).

Note 13 - Subsequent Events

     The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no subsequent events occurred that required recognition to the financial statements or disclosures in the Notes to Consolidated Financial Statements or cash flows.

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

Overall Results

During the nine months ended June 30, 2014, the Company had a consolidated pretax loss of $46,000 as compared to pretax income of $4,086,000 in the prior year period. This was a decrease in profits of $4,132,000 (101%) that included $2,531,000 of additional amortizations of intangible acquisition costs.

Pretax income of The Traditional Business decreased by $3,836,000 (49%) to $4,033,000 from $7,869,000, primarily resulting from a reduction in trustee sale notice and related service fee revenues. The Technology Companies had a pretax loss of $4,079,000 compared to $3,783,000 in the prior year period. Sustain had revenues of $2,213,000 and operating expenses of $5,019,000. New Dawn had revenues of $6,762,000 and operating expenses of $9,857,000 (including intangible amortization expenses of $1,425,000), and ISD had revenues of $7,705,000 and operating expenses of $5,960,000 (including intangible amortization expenses of $2,217,000).

Consequently, there was a net income per share of $1.63 for the nine months ended June 30, 2014, as compared with $2.04 per share in the prior year period.

      At June 30, 2014 the aggregate fair market value of the Company’s marketable securities was $166,823,000. These securities had approximately $118,845,000 of unrealized gains before taxes of $46,260,000 and generated approximately $2,100,000 in dividends and interest income during the period, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

      Comprehensive income includes net income and unrealized net gains on investments, net of taxes, as summarized below:

Comprehensive Income
	Nine months ended June 30
	2014	2013

Net income	$2,254,000	$2,811,000
Net change in unrealized appreciation of investments (net of taxes)	18,177,000	15,802,000
Comprehensive income	$20,431,000	$18,613,000

* * * * * * * * * * * *

	Reportable segments
	The Traditional Business	The Technologies Companies	Total

Nine months ended June 30, 2014
Revenues	$15,246,000	$16,680,000	$31,926,000
(Loss) income from operations	2,106,000	(4,156,000)	(2,050,000)
Pretax (loss) income	4,033,000	(4,079,000)	(46,000)
Income tax (benefit) expense	2,260,000	(4,560,000)	(2,300,000)
Net income	1,773,000	481,000	2,254,000
Amortization of intangible assets	---	3,642,000	3,642,000

	The Traditional Business	Sustain and New Dawn*	Total
Nine months ended June 30, 2013
Revenues	$18,315,000	$8,335,000	$26,650,000
Income (loss) from operations	6,088,000	(3,804,000)	2,284,000
Pretax income (loss)	7,869,000	(3,783,000)	4,086,000
Income tax expense (benefit)	2,500,000	(1,225,000)	1,275,000
Net income (loss)	5,369,000	(2,558,000)	2,811,000
Amortization of intangible assets	---	1,111,000	1,111,000

*	Includes New Dawn’s financial results from December 5, 2012 through June 30, 2013 with revenues of $6,430,000 and expenses of $7,168,000 (including intangible amortization expenses of $1,111,000).

      Consolidated revenues were $31,926,000 and $26,650,000 for the nine months ended June 30, 2014 and 2013, respectively. This increase of $5,276,000 (20%) was primarily from additional New Dawn (acquired in December 2012) and ISD (acquired in September 2013) revenues of $8,037,000, partially offset by the reduction in trustee sale notice and related service fee revenues of $2,429,000. The Company’s revenues derived from The Technology Companies’ operations constituted about 52% and 31% of the Company’s total revenues for the nine months ended June 30, 2014 and 2013, respectively. (Consolidated revenues were $11,147,000 and $9,204,000 for the three months ended June 30, 2014 and 2013, respectively.)

      Consolidated operating costs and expenses increased by $9,610,000 (39%) to $33,976,000 from $24,366,000, primarily due to the additional operating expenses associated with New Dawn and ISD. Total personnel costs increased by $4,501,000 (31%) to $19,032,000 from $14,531,000 primarily due to The Technology Companies’ additional personnel costs of $3,998,000. Depreciation and amortization costs increased by $2,590,000 (168%) to $4,134,000 mainly resulting from the amortization of The Technology Companies’ intangible costs of $3,642,000 during this period as compared with $1,111,000 in the prior year period. Again, this was primarily attributable to the acquisitions of New Dawn and ISD. Other general and administrative expenses also increased by $2,449,000 (61%) primarily resulting from additional rent, sales and marketing expenses for The Technology Companies and increased accounting and professional fees including those associated with the audit of the Company’s fiscal 2103 financial statements and the audit of its internal control over financial reporting. (Consolidated operating costs were $11,410,000 and $8,758,000 for the three months ended June 30, 2014 and 2013, respectively.)

The Traditional Business

The advertising revenues of The Traditional Business, which declined by $2,679,000 (24%) from $11,299,000 to $8,620,000, are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 54% during the nine months ended June 30, 2014 as compared to the prior year period. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues during the remainder of fiscal 2014, and the earnings of The Traditional Business will also continue to decline. (Operating expenses were $13,140,000 and $12,227,000 for the nine months ended June 30, 2014 and 2013, respectively.) The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues in the first nine months of fiscal 2014. Public notice advertising revenues and related advertising and other service fees constituted about 25% of the Company's total revenues during this period. Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

Furthermore, we do not expect to experience an offsetting increase in commercial advertising as a result of the general economic improvements that have led to fewer foreclosures because of the continuing challenges in the commercial advertising business, for which revenues declined $349,000 (11%) from $3,232,000 to $2,883,000. The Daily Journals accounted for about 85% of the Company's total circulation revenues, which declined by $274,000 (6%) from $4,792,000 to $4,518,000. The court rule and judicial profile services generated about 11% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are part of The Traditional Business, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.

The Technology Companies

The Technology Companies’ revenues increased by $8,345,000 from $8,335,000 to $16,680,000, and expenses, including intangible amortization of $2,531,000, increased by $8,697,000 from $12,139,000 to $20,836,000, primarily because of the New Dawn and ISD acquisitions. For the nine months ended June 30, 2014, The Technology Companies recognized revenues of $9,318,000 from fees for licensing and maintenance of their software products, $2,713,000 from consulting services and $4,649,000 from public user fees, compared to $6,368,000 from fees for licensing and maintenance and $1,967,000 from consulting services in the prior comparative period. During the prior year period, The Technology Companies operating segment consisted of only Sustain and, for less than seven months, New Dawn.

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

Taxes

For the nine months ended June 30, 2014, the Company recorded an income tax benefit of $2,300,000 on a pretax loss of $46,000.  The income tax benefit was the net result of applying the projected annual tax rate of 4.96% adjusted for any discrete items recorded year to date (mainly a permanent benefit related to differences in acquired liabilities for tax versus GAAP purposes existing at the time of the acquisition of New Dawn).   The Company’s projected effective tax rate continues to be lower than the statutory rate mainly due to the available dividends received deduction and the domestic production activities deduction.  On a pretax profit of $4,086,000 for the nine months ended June 30, 2013, the Company recorded a tax provision of $1,275,000, which was lower than the amount computed using the statutory rate primarily because of the available dividends received deduction and the domestic production activity deduction. The Company’s effective tax rate was 5,000% and 31% for the nine months ended June 30, 2014 and 2013, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for years before 2010 with regard to federal income taxes.

Liquidity and Capital Resources

     During the nine months ended June 30, 2014, the Company's cash and cash equivalents and marketable security positions increased by $33,241,000 to $181,573,000. At June 30, 2014 the aggregate fair market value of the Company’s marketable securities was $166,823,000 with a pretax unrealized gain of $118,845,000. Cash and cash equivalents were used primarily to complete the purchase of ISD ($480,000) and to purchase capital assets, including computer software and office equipment ($403,000). During the first quarter of fiscal 2013, the Company borrowed $14,000,000 from its investment margin account to purchase all of the outstanding stock of New Dawn, and during the fourth quarter of fiscal 2013, it borrowed another $15,500,000 million to acquire substantially all assets and liabilities of ISD, in each case pledging its marketable securities to obtain favorable financing.

     The cash provided by operating activities of $3,815,000 included net decreases in accrued liabilities and accounts payable of $1,872,000, including the balance payment of $480,000 to complete the ISD acquisition. Cash flows from operating activities increased by $1,181,000 during the nine months ended June 30, 2014 as compared to the prior year period primarily resulting from the increases in deferred installation contracts and maintenance agreements and others of $1,394,000.

     As of June 30, 2014, the Company had working capital of $121,296,000, including the liabilities for deferred subscriptions and deferred installation contracts and maintenance agreements of $18,878,000, which are scheduled to be earned within one year, and the deferred tax liability of $46,260,000 for the unrealized gains described above.

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

Item 4. CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures were effective. In reaching this conclusion, Mr. Salzman recognized that the Company did not file its Form 10-K for fiscal 2013 and its Forms 10-Q for the first and second quarters of fiscal 2014 on a timely basis, but he concluded that the delays were the result of the additional time required to complete the audits of the Company’s financial statements for fiscal 2013 and the Company’s internal control over financial reporting, and not a lack of effectiveness of the Company’s disclosure controls and procedures. Also, the Company dismissed its former independent registered public accounting firm on June 24, 2014 and engaged BDO USA, LLP on July 3, 2014. Otherwise, there were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended June 30, 2014.

PART II

Item 1A. Risk Factors

There have been no material changes to the risk factors and uncertainties previously disclosed in the Company’s Form 10-Q for the fiscal quarter ended December 31, 2013.

Item 6. Exhibits

31	Certification by Chief Executive Officer and Chief Financial Officer Pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

DATE: August 18, 2014