Form 10-Q/A
period 2014-06-30
DAILY JOURNAL CORP
filed 2015-01-28
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

       Daily Journal Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which was originally filed on August 18, 2014 (the “Form 10-Q”), to restate certain financial information for the three and nine months ended June 30, 2014 to primarily offset the previously recorded income tax benefit in the Company’s accounting for income taxes in connection with one of its acquisitions in fiscal 2013. Details on the restatement and its impact on the Company’s disclosure controls and procedures are included in Part I, Item 1. Financial Statements, under “Note 2 – Basis of Presentation and Restatement” and Part I, Item 4. Controls and Procedures, respectively.

      For convenience of the reader, this Amendment No. 1 sets forth the Form 10-Q in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of and to reflect the restatement:

Part I – Item 1. Financial Statements;

Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I – Item 4. Controls and Procedures; and

Part II – Item 6. Exhibits

      This Amendment No. 1 amends only the portions of the Form 10-Q listed in the sections noted above. This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-Q other than those associated with the restatement.

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 2014 and September 30, 2013	4

Consolidated Statements of Comprehensive Income (Loss) - Three months ended June 30, 2014 and 2013	5

Consolidated Statements of Comprehensive Income (Loss) - Nine months ended June 30, 2014 and 2013	6

Consolidated Statements of Cash Flows -Nine months ended June 30, 2014 and 2013	7

Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4. Controls and Procedures	24

Part II Other Information

Item 1A. Risk Factors	25

Item 6. Exhibits	26

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2014	2013
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$14,750,000	$11,338,000
Marketable securities, including common stocks of $158,630,000 and bonds of $8,193,000 at June 30, 2014 and common stocks of $129,699,000 and bonds of $7,295,000 at September 30, 2013	166,823,000	136,994,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at June 30, 2014 and September 30, 2013, respectively	6,850,000	6,314,000
Inventories	48,000	56,000
Prepaid expenses and other assets	1,336,000	1,958,000
Income tax receivable	1,418,000	305,000
Total current assets	191,225,000	156,965,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,861,000	12,847,000
Furniture, office equipment and computer software	2,958,000	2,712,000
Machinery and equipment	2,039,000	2,014,000
	17,858,000	17,573,000
Less accumulated depreciation	(8,716,000)	(8,343,000)
	9,142,000	9,230,000
Intangibles, net	18,967,000	22,637,000
Goodwill	13,400,000	13,400,000
Deferred income taxes	2,949,000	858,000
	$235,683,000	$203,090,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,406,000	$4,259,000
Accrued liabilities	3,067,000	4,443,000
Deferred subscriptions	3,145,000	3,534,000
Deferred installation contracts	8,412,000	6,879,000
Deferred maintenance agreements and others	7,321,000	6,864,000
Deferred income taxes, net	43,917,000	32,132,000
Total current liabilities	70,268,000	58,111,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Deferred maintenance agreements	211,000	269,000
Income tax payable	3,018,000	---
Accrued interest and penalty for uncertain and unrecognized tax benefits	518,000	---
Accrued liabilities	1,200,000	1,870,000
Total long term liabilities	34,440,000	31,632,000

Commitments and contingencies (Note 11)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at June 30, 2014 and September 30, 2013	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	57,121,000	57,670,000
Accumulated other comprehensive income	72,085,000	53,908,000
Total shareholders' equity	130,975,000	113,347,000
	$235,683,000	$203,090,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30
	2014	2013
	(Restated)
Revenues
Advertising	$2,976,000	$3,617,000
Circulation	1,502,000	1,574,000
Advertising service fees and other	771,000	685,000
Information systems and services	5,898,000	3,328,000
	11,147,000	9,204,000

Costs and expenses
Salaries and employee benefits	6,175,000	5,175,000
Other outside services	822,000	762,000
Postage and delivery expenses	335,000	346,000
Newsprint and printing expenses	368,000	379,000
Depreciation and amortization	1,385,000	635,000
Other general and administrative expenses	2,325,000	1,461,000
	11,410,000	8,758,000
(Loss) income from operations	(263,000)	446,000
Other income (expense)
Dividends and interest income	824,000	726,000
Other income	26,000	16,000
Interest and penalty expense accrued for uncertain and unrecognized tax benefits	(518,000)	---
Interest expense	(56,000)	(27,000)
Income before taxes	13,000	1,161,000
(Benefit from) provision for income taxes	(25,000)	335,000
Net income	$38,000	$826,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$0.03	$.60

Comprehensive (loss) income
Net income	$38,000	$826,000
Net change in unrealized appreciation of investments (net of taxes)	(689,000)	4,887,000
	$(651,000)	$5,713,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine months ended June 30
	2014	2013
	(Restated)
Revenues
Advertising	$8,620,000	$11,299,000
Circulation	4,518,000	4,792,000
Advertising service fees and other	2,108,000	2,224,000
Information systems and services	16,680,000	8,335,000
	31,926,000	26,650,000

Costs and expenses
Salaries and employee benefits	19,032,000	14,531,000
Other outside services	2,409,000	2,242,000
Postage and delivery expenses	961,000	1,006,000
Newsprint and printing expenses	948,000	1,000,000
Depreciation and amortization	4,134,000	1,544,000
Other general and administrative expenses	6,492,000	4,043,000
	33,976,000	24,366,000
(Loss) income from operations	(2,050,000)	2,284,000
Other income (expense)
Dividends and interest income	2,100,000	1,832,000
Other income	77,000	36,000
Interest and penalty expense accrued for uncertain and unrecognized tax benefits	(518,000)	---
Interest expense on margin loans	(173,000)	(66,000)
(Loss) income before taxes	(564,000)	4,086,000
(Benefit from) provision for income taxes	(15,000)	1,275,000
Net (loss) income	$(549,000)	$2,811,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(0.40)	$2.04

Comprehensive income
Net (loss) income	$(549,000)	$2,811,000
Net change in unrealized appreciation of investments (net of taxes)	18,177,000	15,802,000
	$17,628,000	$18,613,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30
	2014	2013
	(Restated)
Cash flows from operating activities
Net (loss) income	$(549,000)	$2,811,000
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	4,134,000	1,544,000
Deferred income taxes	(1,956,000)	644,000
Discounts earned on bonds	(2,000)	(2,000)
Changes in assets and liabilities
Decrease (increase) in current assets (net of acquisition)
Accounts receivable, net	(536,000)	1,556,000
Inventories	8,000	(7,000)
Prepaid expenses and other assets	622,000	(184,000)
Income tax receivable	(1,113,000)	---
Increase (decrease) in liabilities (net of acquisition)
Accounts payable	147,000	(753,000)
Accrued liabilities	(1,501,000)	(2,347,000)
Income taxes	3,018,000	(756,000)
Deferred subscriptions	(389,000)	(410,000)
Deferred maintenance agreements and others	399,000	95,000
Deferred installation contracts	1,533,000	443,000
Net cash provided by operating activities	3,815,000	2,634,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	---	800,000
Acquisition of New Dawn Technologies, Inc. (net of cash acquired)	---	(11,878,000)
Purchases of property, plant and equipment	(403,000)	(258,000)
Net cash used in investing activities	(403,000)	(11,336,000)

Cash flows from financing activities
Investment margin account borrowing	---	14,000,000
Cash provided by financing activities	---	14,000,000

Increase in cash and cash equivalents	3,412,000	5,298,000

Cash and cash equivalents
Beginning of period	11,338,000	985,000
End of period	$14,750,000	$6,283,000

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

Note 2 - Basis of Presentation and Restatement

Basis of Presentation

        In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of June 30, 2014 (as restated), its results of operations for the three- and nine-month periods ended June 30, 2014 (as restated) and 2013 and its cash flows for the nine-month periods ended June 30, 2014 (as restated) and 2013. The results of operations for the three and nine months ended June 30, 2014 (as restated) are not necessarily indicative of the results to be expected for the full year.

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

Restatement

The Company’s consolidated balance sheet at June 30, 2014, its consolidated statements of comprehensive income (loss) for the three months and nine months ended June 30, 2014 and its consolidated statement of cash flows for the nine months ended June 30, 2014 have been restated to correct a misstatement in the accounting for income taxes in connection with one of its acquisitions. This resulted in the recording of an uncertain tax position liability in connection with the income tax treatment of deferred revenue from one of the Company's acquisitions in fiscal 2013, thus primarily offsetting the previous income tax benefit recorded in the third quarter of fiscal 2014.

The subject acquisition was treated as an asset purchase pursuant to Section 338(h)(10) of the Internal Revenue Code. At the time of the purchase, no deferred tax assets or deferred tax benefits were established.

The Company has now accrued a liability for its uncertain tax position of approximately $3,018,000 which should be recorded in the third quarter of fiscal 2014 when the tax return was prepared, to primarily offset the previously recorded substantial tax benefit. If recognized, it is expected these unrecognized tax benefits would not have a significant impact to the Company’s effective tax rate. The Company evaluated a tax position taken on its prior year tax return and determined that the position does not meet the more likely than not criteria. The prior year’s income tax return which was filed in July 2014 reflected an income tax position contrary to the one accounted for in purchase accounting in December 2012. The recording of this liability results in an increase in the income tax provision of $2,285,000. Interest and penalties of $518,000 were also recorded as “interest and penalty expenses accrued for uncertain and unrecognized tax benefits”. The Company does not anticipate a significant increase or decrease in this liability in the next twelve months.

       A reconciliation showing the effects of the restatement on the financial statements included in the original Form 10-Q is provided below:

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

        The effects of the restatement on our consolidated balance sheet as of June 30, 2014 are as follows:

	As of June 30, 2014
	Previously
	Reported	Adjustments		Restated
ASSETS
Current assets
Cash and cash equivalents	$14,750,000	$	---	$14,750,000
Marketable securities, including common stocks of $158,630,000 and bonds of $8,193,000 at June 30, 2014 and common stocks of $129,699,000 and bonds of $7,295,000 at September 30, 2013	166,823,000		---	166,823,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at June 30, 2014 and September 30, 2013, respectively	6,850,000		---	6,850,000
Inventories	48,000		---	48,000
Prepaid expenses and other assets	1,336,000		---	1,336,000
Income tax receivable	1,757,000		(339,000)	1,418,000
Total current assets	191,564,000		(339,000)	191,225,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,861,000		---	12,861,000
Furniture, office equipment and computer software	2,958,000		---	2,958,000
Machinery and equipment	2,039,000		---	2,039,000
	17,858,000		---	17,858,000
Less accumulated depreciation	(8,716,000)		---	(8,716,000)
	9,142,000		---	9,142,000
Intangibles, net	18,967,000		---	18,967,000
Goodwill	13,400,000		---	13,400,000
Deferred income taxes	1,877,000		1,072,000	2,949,000
	$234,950,000		$733,000	$235,683,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,406,000	$	---	$4,406,000
Accrued liabilities	3,067,000		---	3,067,000
Deferred subscriptions	3,145,000		---	3,145,000
Deferred installation contracts	8,412,000		---	8,412,000
Deferred maintenance agreements and others	7,321,000		---	7,321,000
Deferred income taxes, net	43,917,000		---	43,917,000
Total current liabilities	70,268,000		---	70,268,000

Long term liabilities
Investment margin account borrowings	29,493,000		---	29,493,000
Deferred maintenance agreements	211,000		---	211,000
Income tax payable	---		3,018,000	3,018,000
Accrued interest and penalty for uncertain and unrecognized tax benefits	---		518,000	518,000
Accrued liabilities	1,200,000		---	1,200,000
Total long term liabilities	30,904,000		3,536,000	34,440,000

Commitments and contingencies (Note 11)	---		---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---		---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at June 30, 2014 and September 30, 2013	14,000		---	14,000
Additional paid-in capital	1,755,000		---	1,755,000
Retained earnings	59,924,000		(2,803,000)	57,121,000
Accumulated other comprehensive income	72,085,000		---	72,085,000
Total shareholders' equity	133,778,000		(2,803,000)	130,975,000
	$234,950,000		$733,000	$235,683,000

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

        The effects of the restatement on our consolidated statement of comprehensive income (loss) for the three months ended June 30, 2014 are as follows:

	Three months ended June 30, 2014
	Previously Reported	Adjustments		Restated
Revenues
Advertising	$2,976,000	$	---	$2,976,000
Circulation	1,502,000		---	1,502,000
Advertising service fees and other	771,000		---	771,000
Information systems and services	5,898,000		---	5,898,000
	11,147,000		---	11,147,000

Costs and expenses
Salaries and employee benefits	6,175,000		---	6,175,000
Other outside services	822,000		---	822,000
Postage and delivery expenses	335,000		---	335,000
Newsprint and printing expenses	368,000		---	368,000
Depreciation and amortization	1,385,000		---	1,385,000
Other general and administrative expenses	2,325,000		---	2,325,000
	11,410,000		---	11,410,000
Loss from operations	(263,000)		---	(263,000)
Other income (expense)
Dividends and interest income	824,000		---	824,000
Other income	26,000		---	26,000
Interest and penalty expenses accrued for uncertain and unrecognized tax benefits	---		(518,000)	(518,000)
Interest expense	(56,000)		---	(56,000)
Income before taxes	531,000		(518,000)	13,000
Benefit from income taxes	(2,310,000)		2,285,000	(25,000)
Net income	$2,841,000		$(2,803,000)	$38,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746		---	1,380,746
Basic and diluted net income per share	$2.06		$(2.03)	$0.03

Comprehensive (loss) income
Net income	$2,841,000		$(2,803,000)	$38,000
Net decrease in unrealized appreciation of investments (net of taxes)	(689,000)		---	(689,000)
	$2,152,000		$(2,803,000)	$(651,000)

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

        The effects of the restatement on our consolidated statement of comprehensive income (loss) for the nine months ended June 30, 2014 are as follows:

	Nine months ended June 30, 2014
	Previously Reported	Adjustments		Restated
Revenues
Advertising	$8,620,000	$	---	$8,620,000
Circulation	4,518,000		---	4,518,000
Advertising service fees and other	2,108,000		---	2,108,000
Information systems and services	16,680,000		---	16,680,000
	31,926,000		---	31,926,000

Costs and expenses
Salaries and employee benefits	19,032,000		---	19,032,000
Other outside services	2,409,000		---	2,409,000
Postage and delivery expenses	961,000		---	961,000
Newsprint and printing expenses	948,000		---	948,000
Depreciation and amortization	4,134,000		---	4,134,000
Other general and administrative expenses	6,492,000		---	6,492,000
	33,976,000		---	33,976,000
Loss from operations	(2,050,000)		---	(2,050,000)
Other income (expense)
Dividends and interest income	2,100,000		---	2,100,000
Other income	77,000		---	77,000
Interest and penalty expenses accrued for uncertain and unrecognized tax benefits	---		(518,000)	(518,000)
Interest expense	(173,000)		---	(173,000)
Loss before taxes	(46,000)		(518,000)	(564,000)
Provision for (benefit from) income taxes	(2,300,000)		2,285,000	(15,000)
Net (loss) income	$2,254,000		$(2,803,000)	$(549,000)

Weighted average number of common shares outstanding - basic and diluted	1,380,746		---	1,380,746
Basic and diluted net income (loss) per share	$1.63		$(2.03)	$(0.40)

Comprehensive income
Net (loss) income	$2,254,000		$(2,803,000)	$(549,000)
Net increase in unrealized appreciation of investments (net of taxes)	18,177,000		---	18,177,000
	$20,431,000		$(2,803,000)	$17,628,000

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

        The effects of the restatement on our consolidated statement of cash flows for the nine months ended June 30, 2014 are as follows:

	Nine months ended June 30
	Previously Reported	Adjustments		Restated
Cash flows from operating activities
Net (loss) income	$2,254,000		$(2,803,000)	$(549,000)
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	4,134,000		---	4,134,000
Deferred income taxes	(884,000)		(1,072,000)	(1,956,000)
Discounts earned on bonds	(2,000)		---	(2,000)
Changes in assets and liabilities
Decrease (increase) in current assets (net of acquisition)
Accounts receivable, net	(536,000)		---	(536,000)
Inventories	8,000		---	8,000
Prepaid expenses and other assets	622,000		---	622,000
Income tax receivable	(1,452,000)		339,000	(1,113,000)
Increase (decrease) in liabilities (net of acquisition)
Accounts payable	147,000		---	147,000
Accrued liabilities	(2,019,000)		518,000	(1,501,000)
Income taxes	---		3,018,000	3,018,000
Deferred subscriptions	(389,000)		---	(389,000)
Deferred maintenance agreements and others	399,000		---	399,000
Deferred installation contracts	1,533,000		---	1,533,000
Net cash provided by operating activities	3,815,000		---	3,815,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	---		---	---
Acquisition of New Dawn Technologies, Inc. (net of cash acquired)	---		---	---
Purchases of property, plant and equipment	(403,000)		---	(403,000)
Net cash used in investing activities	(403,000)		---	(403,000)

Cash flows from financing activities
Investment margin account borrowing	---		---	---
Cash provided by financing activities	---		---	---

Increase in cash and cash equivalents	3,412,000		---	3,412,000

Cash and cash equivalents
Beginning of period	11,338,000		---	11,338,000
End of period	$14,750,000	$	---	$14,750,000

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

Note 5 - Business Combinations

During the nine months ended June 30, 2014, New Dawn had revenues of $6,762,000, expenses of $9,857,000 (including intangible amortization expenses of $1,425,000), and a pretax loss of $3,569,000 (previously $3,051,000) as compared with revenues of $6,430,000, expenses of $7,168,000 (including amortization expenses of $1,111,000) and a pretax loss of $718,000 in the prior year period of less than seven months (December 5, 2012 through June 30, 2013).

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

During the first quarter of fiscal 2014, the Company reclassified an additional $1,700,000 to goodwill from its intangible assets as it finalized the valuation of the ISD acquisition to reflect $13,400,000 as of September 30, 2013 and June 30, 2014. There was no goodwill impairment during the nine-month periods ended June 30, 2013 and 2014.

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

Note 9 - Income Taxes

    For the nine months ended June 30, 2014, as restated, the Company recorded income tax benefit of $15,000 on a pretax loss of $564,000. The income tax expense was the net result of applying the projected annual tax rate of 23% adjusted for any discrete items recorded year-to-date.  The Company’s projected effective tax rate continues to be lower than the statutory rate mainly due to the available dividends received deduction and the domestic production activities deduction.  On a pretax profit of $4,086,000 for the nine months ended June 30, 2013, the Company recorded a tax provision of $1,275,000, which was lower than the amount computed using the statutory rate primarily because of the available dividends received deduction and the domestic production activity deduction.  The Company’s effective tax rate was 3% and 31% for the nine months ended June 30, 2014 and 2013, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2011 with regard to federal income taxes and fiscal 2010 for state income taxes.

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

Note 12 - Operating Segments

     The Company has two segments of business. The Company’s reportable segments are (i) The Traditional Business and (ii) The Technologies Companies. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable segments
	The Traditional Business	The Technology Companies	Total
Nine months ended June 30, 2014 (Restated)
Revenues	$15,246,000	$16,680,000	$31,926,000
(Loss) income from operations	2,106,000	(4,156,000)	(2,050,000)
Pretax (loss) income	4,033,000	(4,597,000)	(564,000)
Income tax (benefit) expense	2,260,000	(2,275,000)	(15,000)
Net (loss) income	1,773,000	(2,322,000)	(549,000)
Total assets	182,243,000	53,440,000	235,683,000
Capital expenditures	78,000	325,000	403,000
Amortization of intangible assets	---	3,642,000	3,642,000

	The Traditional Business	Sustain and New Dawn*	Total
Nine months ended June 30, 2013
Revenues	$18,315,000	$8,335,000	$26,650,000
Income (loss) from operations	6,088,000	(3,804,000)	2,284,000
Pretax income (loss)	7,869,000	(3,783,000)	4,086,000
Income tax expense (benefit)	2,500,000	(1,225,000)	1,275,000
Net income (loss)	5,369,000	(2,558,000)	2,811,000
Total assets	146,902,000	26,849,000	173,751,000
Capital expenditures	96,000	162,000	258,000
Amortization of intangible assets	---	1,111,000	1,111,000

	The Traditional Business	The Technology Companies	Total
Three months ended June 30, 2014 (Restated)
Revenues	$5,249,000	$5,898,000	$11,147,000
(Loss) income from operations	972,000	(1,235,000)	(263,000)
Pretax income (loss)	1,740,000	(1,727,000)	13,000
Income tax (benefit) expense	975,000	(1,000,000)	(25,000)
Net income	765,000	(727,000)	38,000
Total assets	182,243,000	53,440,000	235,683,000
Capital expenditures	26,000	168,000	194,000
Amortization of intangible assets	---	1,223,000	1,223,000

	The Traditional Business	Sustain and New Dawn**	Total
Three months ended June 30, 2013
Revenues	$5,876,000	$3,328,000	$9,204,000
Income (loss) from operations	1,994,000	(1,548,000)	446,000
Pretax income (loss)	2,701,000	(1,540,000)	1,161,000
Income tax expense (benefit)	840,000	(505,000)	335,000
Net income (loss)	1,861,000	(1,035,000)	826,000
Total assets	146,902,000	26,849,000	173,751,000
Capital expenditures	5,000	97,000	102,000
Amortization of intangible assets	---	476,000	476,000

*	Includes New Dawn’s financial results from December 5, 2012 through June 30, 2013 with revenues of $6,430,000 and expenses of $7,168,000 (including intangible amortization expenses of $1,111,000).

**	Includes New Dawn’s financial results from April 1, 2013 through June 30, 2013 with revenues of $2,740,000 and expenses of $3,110,000 (including intangible amortization expenses of $476,000).

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

Overall Results

During the nine months ended June 30, 2014, the Company had a consolidated pretax loss of $564,000 as compared to pretax income of $4,086,000 in the prior year period. This was a decrease in profits of $4,650,000 (114%) that included $2,531,000 of additional amortizations of intangible acquisition costs.

Pretax income of The Traditional Business decreased by $3,836,000 (49%) to $4,033,000 from $7,869,000, primarily resulting from a reduction in trustee sale notice and related service fee revenues. The Technology Companies had a pretax loss of $4,597,000 compared to $3,783,000 in the prior year period. Sustain had revenues of $2,213,000 and operating expenses of $5,019,000. New Dawn had revenues of $6,762,000 and operating expenses of $9,857,000 (including intangible amortization expenses of $1,425,000), and ISD had revenues of $7,705,000 and operating expenses of $5,960,000 (including intangible amortization expenses of $2,217,000).

Consequently, there was a net loss per share of $0.40 for the nine months ended June 30, 2014, as compared with a net income per share of $2.04 in the prior year period.

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

      Comprehensive income includes net income and unrealized net gains on investments, net of taxes, as summarized below:

Comprehensive Income

	Nine months ended June 30
	2014	2013
	(Restated)

Net (loss) income	$(549,000)	$2,811,000
Net increase in unrealized appreciation of investments (net of taxes)	18,177,000	15,802,000
	$17,628,000	$18,613,000

* * * * * * * * * * * *

	Reportable segments
	The Traditional Business	The Technologies Companies	Total

Nine months ended June 30, 2014 (Restated)
Revenues	$15,246,000	$16,680,000	$31,926,000
(Loss) income from operations	2,106,000	(4,156,000)	(2,050,000)
Pretax (loss) income	4,033,000	(4,597,000)	(564,000)
Income tax (benefit) expense	2,260,000	(2,275,000)	(15,000)
Net (loss) income	1,773,000	(2,322,000)	(549,000)
Amortization of intangible assets	---	3,642,000	3,642,000

	The Traditional Business	Sustain and New Dawn*	Total
Nine months ended June 30, 2013
Revenues	$18,315,000	$8,335,000	$26,650,000
Income (loss) from operations	6,088,000	(3,804,000)	2,284,000
Pretax income (loss)	7,869,000	(3,783,000)	4,086,000
Income tax expense (benefit)	2,500,000	(1,225,000)	1,275,000
Net income (loss)	5,369,000	(2,558,000)	2,811,000
Amortization of intangible assets	---	1,111,000	1,111,000

*	Includes New Dawn’s financial results from December 5, 2012 through June 30, 2013 with revenues of $6,430,000 and expenses of $7,168,000 (including intangible amortization expenses of $1,111,000).

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

The Technology Companies

The Technology Companies’ revenues increased by $8,345,000 from $8,335,000 to $16,680,000, and operating expenses, including intangible amortization of $2,531,000, increased by $8,697,000 from $12,139,000 to $20,836,000, primarily because of the New Dawn and ISD acquisitions. For the nine months ended June 30, 2014, The Technology Companies recognized revenues of $9,318,000 from fees for licensing and maintenance of their software products, $2,713,000 from consulting services and $4,649,000 from public user fees, compared to $6,368,000 from fees for licensing and maintenance and $1,967,000 from consulting services in the prior comparative period. During the prior year period, The Technology Companies operating segment consisted of only Sustain and, for less than seven months, New Dawn.

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

Taxes

    For the nine months ended June 30, 2014, as restated, the Company recorded income tax benefit of $15,000 on a pretax loss of $564,000. The income tax expense was the net result of applying the projected annual tax rate of 23% adjusted for any discrete items recorded year-to-date.  The Company’s projected effective tax rate continues to be lower than the statutory rate mainly due to the available dividends received deduction and the domestic production activities deduction.  On a pretax profit of $4,086,000 for the nine months ended June 30, 2013, the Company recorded a tax provision of $1,275,000, which was lower than the amount computed using the statutory rate primarily because of the available dividends received deduction and the domestic production activity deduction.  The Company’s effective tax rate was 3% and 31% for the nine months ended June 30, 2014 and 2013, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2011 with regard to federal income taxes and fiscal 2010 for state income taxes.

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

     The cash provided by operating activities of $3,815,000 included net decreases in accrued liabilities and accounts payable of $1,354,000, including the balance payment of $480,000 to complete the ISD acquisition. Cash flows from operating activities increased by $1,181,000 during the nine months ended June 30, 2014 as compared to the prior year period primarily resulting from the increases in deferred installation contracts and maintenance agreements and others of $1,394,000.

     As of June 30, 2014, the Company had working capital of $120,957,000, including the liabilities for deferred subscriptions and deferred installation contracts and maintenance agreements of $18,878,000, which are scheduled to be earned within one year, and the deferred tax liability of $46,260,000 for the unrealized gains described above.

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

Original Evaluation

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

Consideration of Restatement

      In light of the restatement discussed in Note 2 to the consolidated financial statements, Mr. Salzman reevaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014, including whether the restatement was the result of material weaknesses in the Company’s internal control over financial reporting. As part of this assessment, Mr. Salzman reconsidered whether the Company’s existing controls over financial reporting were sufficient to provide the Company with a reasonable level of assurance regarding the preparation and fair presentation of the Company’s financial statements. Based on this new assessment, Mr. Salzman concluded that, due to the small size of the Company’s accounting department, the Company does not segregate duties to the extent it could if it had more people and the Company does not have sufficient technical expertise on staff to assess and apply accounting standards for non-routine transactions, assess the adequacy of disclosures in the quarterly financial statements, and review the quarterly and annual tax analysis and provision.  (The Company has always used third party tax advisors.) Accordingly, the material weaknesses in the Company’s internal control over financial reporting were identified, and Mr. Salzman concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014.

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

DATE: January 28, 2015