Form 10-K
period 2014-09-30
DAILY JOURNAL CORP
filed 2015-01-28
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2014

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

Large accelerated ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

As of March 31, 2014, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $187,169,000.

As of January 26, 2015 there were outstanding 1,380,746 shares of Common Stock of Daily Journal Corporation.

Disclosure Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software updates, upgrades and implementation efforts; Journal Technologies, Inc.’s reliance on professional services engagements with justice agencies, including California courts, for a substantial portion of their revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; collectability of accounts receivable; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; and declines in the market prices of the Company’s investments. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-K, including in conjunction with the forward-looking statements themselves, and in other documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1.	Business

The Company publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer magazine, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. We often refer to this as “The Traditional Business”.

Journal Technologies, Inc. (“Journal Technologies”), a wholly owned subsidiary of the Company, supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations, county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including a secure website to pay traffic citations online, and bar members. These products are licensed to more than 500 organizations in 41 states, 3 U.S. territories and 2 other countries. Journal Technologies is the result of the October 1, 2014 integration of the Company’s three technology-related subsidiaries, Sustain Technologies, Inc. (“Sustain”), a wholly owned subsidiary since 2008; New Dawn Technologies, Inc. (“New Dawn”), acquired in December 2012; and ISD Technologies, Inc. (“ISD”), acquired in September 2013.

Essentially all of the Company’s operations are based in California, Arizona and Utah. Financial information of the Company is set forth in Item 8 (“Financial Statements and Supplementary Data”).

Products and Services

The Traditional Business

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

The Daily Journals contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2014, the Los Angeles Daily Journal had approximately 5,400 paid subscribers and the San Francisco Daily Journal had approximately 2,800 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 8,400 at September 30, 2013. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 64% to subscriptions and 36% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 19% of the Company's total fiscal 2014 revenues, 23% in 2013, 28% in 2012, 27% in 2011 and 25% in 2010.

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

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, San Diego, Riverside and San Bernardino counties receive copies by hand delivery. The regular yearly subscription rate for each of The Daily Journals is $765.

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

The Daily Recorder. The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it focuses on the Sacramento legal and real estate communities and on California state government and activities ancillary to it. Among the regular features of The Daily Recorder is news about government leaders and lobbyists, as well as the Daily Appellate Report for those who request it. Advertising in The Daily Recorder consists of both commercial and public notice advertising.

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

The Company also provides online foreclosure information to about 40 customers. This service primarily provides distressed property information, some of which also appears in some of the Company's newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information.

Advertising and Newspaper Representative. The Company's publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 9% of the Company’s total revenues in fiscal 2014, 11% in 2013, 15% in 2012, 14% in 2011 and 13% in 2010. Classified advertising has continued to decline primarily due to the continued downturn in the employment advertising marketplace and competition from online employment web sites.

Public notice advertising consists of many different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements. Many government agencies use the Company’s Internet-based advertising system to produce and send their notices to the Company. A fictitious business name web site enables individuals to send their statements to the Company for filing and publication and another web site enables attorneys and individuals to send probate, civil, corporate, public sale and other types of public notices to the Company.  California Newspaper Service Bureau (“CNSB”), a division of the Company, is a statewide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising. CNSB places public notices and other forms of advertising with adjudicated newspapers of general circulation, most of which are not owned by the Company.

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 24% of the Company's total revenues in fiscal 2014, 35% in 2013, 56% in 2012, 58% in 2011 and 59% in 2010. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising was placed and (iii) service fees generated when filing notices with government agencies.

Trustee sales legal advertising revenues alone represented about 7% of the Company’s total revenues in fiscal 2014, 17% in 2013, 56% in 2012, 58% in 2011 and 40% in 2010. For several years, these revenues were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law, but the number of foreclosures has continued to decline. In addition, in many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

Journal Technologies

Journal Technologies provides case management software and related services to courts and other justice agencies. Its operations constituted about 53% of the Company’s total revenues in fiscal 2014, 37% in 2013, 9% in 2012, 9% in 2011 and 9% in 2010 (with the 2010-2012 numbers reflecting Sustain only). Journal Technologies earns revenue from license and maintenance fees paid by customers to use its software products; consulting fees paid by customers for installation, implementation and training services; and fees generated by the use of secure websites through which the general public can pay traffic citations.  Journal Technologies has the following main products:

eCourt® — a web-based case processing system that can be used by courts and other justice agencies for all case types because its screens, data elements, business rules, work queues, searches and alerts are highly configurable.  Journal Technologies also supports its prior generation Justice Edition software, which is a Windows-based system that also provides for customizable configurability.

JustWare® — a family of case management software products for use by courts and other justice agencies.  JustWare® provides a standardized case management system that includes business rules to automate tasks, document and report generation, digital signatures and shortcuts to speed data input.  Journal Technologies also licenses its JusticeWeb® public access software, which allows the public to view certain case information, provides a means to create permission-based access for sensitive data, allows pro se litigants and attorneys to e-file documents and includes a way for case participants to make payments online.

ICMS™ — a court case management system, which was acquired as part of the acquisition of the ISD assets. Journal Technologies also licenses its CASE™ — an automated probation case management system, including juvenile hall detention management features.

eFile™ — a browser-based interface that allows attorneys and the general public to electronically file documents with the court from a personal computer using the Internet at any time.

ePayIt™ — a service for the online payment of traffic citations.  Users can pay traffic citations using the Internet at any time with a credit card, and can obtain traffic school and other information.

Almost all of Journal Technologies’ customers are government agencies, and most new software installation and licensing projects are subject to competitive bidding procedures. Accordingly, the ability of Journal Technologies to get new customers is highly unpredictable. In addition, budget constraints, especially during stressful economic times, could force governmental agencies to defer or forgo consulting services or even to stop paying their annual software maintenance fees. As a technology-based company, Journal Technologies’ success depends on the continued improvement of its products, which is why the costs to update and upgrade them consistently constitute such a significant portion of the Company’s expenses.

Materials and Postage

After personnel costs (included in “Salaries and employee benefits” and in “Outside services” in the consolidated statements of comprehensive income), postage and paper costs are typically the Company's next two largest expenses. Paper and postage accounted for approximately 7% of our traditional publishing segment's operating costs in fiscal 2014, 7% in 2013, 6% in 2012, 6% in 2011 and 6% in 2010. Paper prices may fluctuate substantially in the future, and periodic postal rate increases could significantly impact income from operations. Further, we may not be able to pass on such increases to our customers.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. The price of paper remained unchanged during fiscal 2014. We anticipate the price of paper will rise by approximately $10 per standard ton in fiscal 2015.

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

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, the U.S. Postal Service increased rates and added new pallet/sack/tray fees. There were decreases in the Company’s postage costs during fiscal 2014 primarily due to fewer subscribers.

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

Journal Technologies’ staff includes employees who provide marketing and consulting services which may also result in additional consulting projects and the licensing of products. Most of Journal Technologies’ new projects come from existing customers or from a competitive bidding process.

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

The Company's court rules publications face competition in both the Southern California market as well as in Northern California from online court rules services and the courts themselves. Subscriptions to the multi-volume Court Rules and Local Rules volumes continued to decline during fiscal 2014. The Company's Judicial Profile services have direct competition and also indirect competition, because some of the same information is available through other sources, including the courts.

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

There is significant competition among a limited number of companies to provide services and software to the courts and other justice agencies, and some of these companies are much larger and have greater access to capital and other resources than Journal Technologies. Others provide services for a limited number of customers. As part of the competitive bidding process, many customers will express a preference for, or even require, larger vendors.

Many customers desire Internet-based solutions to centralize operations, facilitate electronic filing and other interfaces with other justice partners and the public, and publish certain information from case management systems. Journal Technologies’ product lines provide versions of these services, but there are many uncertainties in the process of courts and other agencies migrating to newer Internet-based systems, including whether Journal Technologies’ versions of case management systems will find general acceptance and whether the update, upgrade and modification of such systems can be done in a cost effective manner. The Company competes on a variety of factors, including price, technological capabilities and services to accommodate the individual requirements of each customer.

Employees

The Company has approximately 300 full-time employees and contractors and about 20 part-time employees and contractors as of September 30, 2014. This includes about 150 full-time employees and contractors and 10 part-time employees and contractors of Journal Technologies. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

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

Working Capital

Traditionally, the Company has generated sufficient cash flow from operations to cover all its needs without significant borrowing. To a considerable extent, the Company benefits from the fact that subscriptions and some licenses, maintenance and consulting fees are generally paid a year in advance. In addition, the aggregate market value of the securities owned by the Company has increased significantly in recent years, providing the Company with even more working capital, subject, of course, to the normal risks associated with owning stocks and bonds. In December 2012, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn, and in September 2013, it borrowed another $15.5 million to acquire substantially all of the operating assets and liabilities of ISD, in each case pledging its marketable securities to obtain favorable financing.

The Company believes it has sufficient cash and marketable securities for the foreseeable future. If the Company’s overall cash needs exceed cash flow from operations and its current working capital, the Company may still have the ability to borrow against its marketable securities on favorable terms as it did for its two recent acquisitions, or it may attempt to secure additional financing which may or may not be available on acceptable terms.

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

Access to Our Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We will also provide these reports in electronic or paper format free of charge upon request addressed to our Secretary at our principal executive offices. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov. The public may also read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

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

For several years, the revenues of The Traditional Business were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law. The number of foreclosures declined significantly in 2014 and has continued to decline in 2015. Along with improvements in the economy, the California Homeowner’s Bill of Rights imposed new requirements effective January 1, 2013 that have contributed to the slowdown in foreclosures. We expect this trend to continue, and it will significantly impact the earnings of The Traditional Business because it will be impractical for the Company to offset the revenue loss with expense reductions.

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

Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. The Daily Journals face aggressive competition, including amazingly low prices for multiple copy subscriptions from law-oriented newspapers in Los Angeles, San Francisco and San Diego. The Company’s court rules publications face competition in both Northern and Southern California from online court rules services and the courts themselves. The steady decline in recent years in the number of subscriptions to The Daily Journals and the court rule publications is likely to continue and will certainly impact The Traditional Business’ future revenues.

The Traditional Business also competes with anywhere from one serious competitor to many competing newspapers for public notice advertising in all of its markets. As the amount of this advertising has decreased due to the reduction in the number of foreclosures discussed above, the competition to publish the remaining public notices has intensified and may result in a further decline in The Traditional Business’ public notice advertising revenues.

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

After personnel costs, postage and paper costs are typically the Company’s next two largest expenses. An adequate supply of newsprint and other paper is important to the operations of The Traditional Business. The Company currently does not have a contract with any paper supplier, and in the past, shortages of newsprint have sometimes resulted in higher prices. The price of paper has remained unchanged since fiscal year 2013, but we expect it to increase by approximately $10 per standard ton in fiscal 2015.

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

Risks Associated with Journal Technologies

The success of Journal Technologies depends in large part on the technological update and upgrade of its software products.

Journal Technologies’ success depends on the continued improvement of its products, and the costs to update and upgrade those products consistently represent a large portion of Journal Technologies’ expenses. There are many uncertainties in the process of courts and other justice agencies migrating to newer case management systems, including whether Journal Technologies’ versions of these systems will find general acceptance and whether the modification of such systems can be done in a cost effective manner. The costs to update and upgrade Journal Technologies’ products are expensed as incurred and will impact earnings at least through the foreseeable future.

Journal Technologies face significant competition from other case management software vendors.

There is significant competition among a limited number of companies to provide services and software to courts and other justice agencies, and some of these companies are much larger and have greater access to capital and other resources than Journal Technologies. Normally, the vendor is selected through a bidding process, and often the customers will express a preference for, or even require, larger vendors. An inability to successfully compete in this difficult market could materially affect the earnings of Journal Technologies.

 The customers of Journal Technologies are public sector entities, which create special issues and risks.

Substantially all of the customers of Journal Technologies are courts, justice agencies, and other government entities. Accordingly, we face special risks associated with governmental budget constraints, especially during stressful economic times, which could force government entities to defer or forego consulting services or even stop paying their annual software license and maintenance fees. In addition, we encounter risks related to a longer and more complicated sales cycle than exists for commercial customers; political issues related to resource allocation, administration turnover and preferences for internal case management solutions or for a particular vendor; complicated bidding procedures; and fluctuations in the demand for information technology products and services.

Journal Technologies generally recognizes revenues for software installations only upon completion of the applicable services and customer acceptance of the software system.

In most cases, the fees paid to Journal Technologies for installation services and software licenses are at risk until the customer has indicated its satisfaction with the installed system and it has “gone live”. Also, we utilize the completed contract method of accounting because the customer’s acceptance is typically unpredictable and reliable estimates of the progress towards completion cannot be made. Accordingly, we do not recognize revenues for installation services or licenses or for most other consulting services until after the services have been performed, and there are significant risks associated with our ability to complete our services to the satisfaction of our customers and to fulfill the requirements that entitle us to be paid. An inability to realize payment for services performed could materially affect the earnings of Journal Technologies.

Risks Associated with Our Investments

A large portion of the Company’s assets is invested in publicly traded securities, and the prices of those securities may decline.

As of September 30, 2014, the Company held marketable securities worth approximately $173,676,000, with an unrealized gain of $125,700,000. While this portfolio has enabled the Company to borrow on very favorable terms for its recent acquisitions and to better compete for case management software opportunities that are usually limited to “large” firms, it is unusual for a public company to invest a significant amount of its available cash in the marketable securities of other public companies. The value of these securities could decline, which would adversely affect shareholders’ equity.

Also, as of September 30, 2014, the Company’s investments were concentrated in just six companies and included one investment based in a foreign currency. Accordingly, a significant decline in the market value and unfavorable changes in the foreign exchange rates of one or more of the Company’s investments may not be offset by hypothetically better performance of other investments. This concentration of risk may result in a more pronounced effect on shareholders’ equity.

In certain circumstances, the Company may be required to recognize losses in a particular security for financial statement purposes even though the Company has not actually sold the security.

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

Gerald Salzman, 75, serves as the Company’s president, chief executive officer, chief financial officer, treasurer and assistant secretary. He is also the president, chief executive officer, chief financial officer and secretary of Journal Technologies. If Mr. Salzman’s services were no longer available to the Company, it is unlikely that the Company could find a single replacement to perform all of the duties now handled by him, and it could have a significant adverse effect on the Company’s business. The Company does not carry key man life insurance, nor has it entered into an employment agreement with Mr. Salzman.

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

  The Company has identified certain material weaknesses in its internal control over financial reporting.

The Company has identified certain material weaknesses in its internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide management and the Board of Directors with reasonable assurance regarding the preparation and fair presentation of the Company’s consolidated financial statements. As a small company, we have seven experienced employees in the accounting department, and three in the IT department. Accordingly, we are not able to segregate duties to the extent we could if we had more people, and we have not sufficiently designed and documented controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls. We also do not have sufficient in-house technical expertise to assess and apply accounting standards that pertain to non-routine transactions, to review the quarterly and annual tax analysis and provision, and to assess the adequacy of disclosures in our quarterly and annual consolidated financial statements.  As noted elsewhere in this Form 10-K, we were required to amend our Form 10-Q for the third quarter of fiscal 2014 to correct a misstatement in connection with our income tax accounting for one of our acquisitions.

Accordingly, we believe our overall internal control environment is sufficient for a company of our size. However, the existence of material weaknesses means that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. This may result in legal, operational, financial, and regulatory issues. For more information regarding the material weaknesses, the mitigation controls used by the Company and certain remedial steps being taken or considered, please see Part II. Item 9A Controls and Procedures.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns office and printing facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through 2019.

The main Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, which is fully occupied by the Company. Approximately 75% of the building is devoted to office space and the remainder to printing and production equipment and facilities. In 2003, the Company finished building an adjacent 37,000 square foot building and parking facilities on properties it acquired in 1996 and 1998. This building provides additional office, production and storage space. The Company and Journal Technologies occupy this building’s first floor and will complete the build-out of the second floor as needed.

The Company leases in San Francisco approximately 6,200 square feet of office space (expiring in October 2019). Journal Technologies leases about 30,200 square feet of office space (expiring in December 2015) in Logan, Utah and about 7,100 square feet of office space (expiring in March 2017) in Corona, California. In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years’ duration. The Company believes that it has adequate office space.

See Note 4 of Notes to Consolidated Financial Statements for information concerning rents payable under leases.

Item 3.	Legal Proceedings

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these types of matters will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the sales prices of the Company’s common stock for the periods indicated. Quotations are as reported by the NASDAQ Capital Market.

	High	Low
Fiscal 2014
Quarter ended December 31, 2013	$191.85	$134.06
Quarter ended March 31, 2014	194.87	154.12
Quarter ended June 30, 2014	219.68	161.17
Quarter ended September 30, 2014	210.00	168.07

Fiscal 2013
Quarter ended December 31, 2012	$107.35	$82.06
Quarter ended March 31, 2013	111.00	92.80
Quarter ended June 30, 2013	120.93	100.11
Quarter ended September 30, 2013	164.00	106.61

As of December 31, 2014, there were approximately 600 holders of record of the Company’s common stock, and the last trade was at $263.01 per share.

The Company did not declare or pay any dividends during fiscal 2014, 2013 or 2012. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past three fiscal years.

From time to time, the Company has repurchased shares of its common stock and may continue to do so. See Note 2 of Notes to Consolidated Financial Statements for more information. The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan. The Company’s stock repurchase program remains in effect, but the Company did not repurchase any shares during fiscal 2014 and 2013.

The following graph shows a five-year comparison of cumulative total return on the Company’s common stock, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Publishing MidCap Index and Standard & Poor’s Software & Services Select Industry Index, assuming $100 was invested on September 30, 2009, and all dividends were reinvested. The Company has not declared a dividend in any of the fiscal years shown.

Daily Journal Corporation

Total Cumulative Shareholder Return for Five Years Ended September 30, 2014

Item 6.	Selected Financial Data

The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 2014. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included herein.

	Fiscal Year Ended September 30
	2014	2013	2012	2011	2010
	(Dollar amounts in thousands, except share and per share amounts)
Consolidated Statement of Comprehensive Income
Revenues
Advertising, net	$11,435	$14,472	$19,221	$21,337	$23,185
Circulation	6,038	6,346	6,530	6,767	7,071
Advertising service fees and other	2,800	3,012	3,205	3,428	3,987
Licensing and maintenance fees	12,987	9,942	2,205	2,167	2,195
Consulting fees	4,002	3,406	713	814	1,142
Other public service fees	6,161	498	---	---	---
	43,423	37,676	31,874	34,513	37,580
Costs and expenses
Salaries and employee benefits	25,262	19,236	13,592	13,473	16,003
Outside services	3,212	3,086	2,956	3,168	3,075
Postage and delivery costs	1,281	1,328	1,375	1,437	1,479
Newsprint and printing expenses	1,221	1,307	1,321	1,382	1,471
Depreciation and amortization	5,516	2,441	503	535	613
Other general and administrative expenses	9,121	6,489	3,445	3,716	3,498
	45,613	33,887	23,192	23,711	26,139
(Loss) income from operations	(2,190)	3,789	8,682	10,802	11,441
Other income and expenses
Dividends and interest income	3,001	2,541	1,967	1,233	867
Other income	97	54	---	---	---
Interest expense on margin loans	(230)	(97)	---	---	---
Interest and penalty (expense) expense reversal accrued for uncertain and unrecognized tax benefits	(537)	---	100	(36)	(36)
Gains on sales of capital assets	---	1	7	1	---
Other-than temporary impairment losses on investment	---	(1,719)	(2,855)	---	---
Income before taxes	141	4,569	7,901	12,000	12,272
Benefit from (provision for) income taxes	490	(790)	(2,360)	(4,160)	(4,600)
Net income	$631	$3,779	$5,541	$7,840	$7,672
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746	1,380,746	1,380,746	1,380,746
Basic and diluted net income per share	$0.46	$2.74	$4.01	$5.68	$5.56

Comprehensive income
Net income	$631	$3,779	$5,541	$7,840	$7,672
Net change in unrealized appreciation of investments (net of taxes)	22,393	21,292	15,085	(3,627)	(2,325)
Reclassification adjustment of other-than-temporary impairment losses recognized in net income	---	1,051	1,720	---	---
Net change in comprehensive income	$23,024	$26,122	$22,346	$4,213	$5,347

	September 30
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Total assets	$243,877	$203,063	$120,964	$90,816	$88,921
Shareholders' equity	136,371	113,347	87,225	64,879	60,666

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper and magazine publishing and related services that the Company had before 1999 when it purchased a major interest in Sustain, and (2) Journal Technologies which (i) includes as of October 1, 2014, the combined operations of Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary since 2008; New Dawn Technologies, Inc. (“New Dawn”), acquired in December 2012; and ISD Technologies, Inc. (“ISD”), acquired in September 2013, and (ii) supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations, county governments and bar associations. Even though the three companies were not combined into one entity until after the end of fiscal 2014, for ease of comparison, we refer to our technology business in this section as “Journal Technologies”.

Fiscal 2014 compared to fiscal 2013

During fiscal 2014, consolidated pretax income decreased by $4,428,000 (97%) to $141,000 from $4,569,000 in the prior year. The Traditional Business segment’s pretax income decreased by $2,817,000 (32%) to $5,890,000 from $8,707,000, primarily resulting from a reduction in trustee sale notice and related service fee revenues of $2,825,000, partially offset by an increase in dividends and interest income of $460,000. There were pretax other than temporary impairment losses on investments of $1,719,000 in fiscal 2013 but none in fiscal 2014. Journal Technologies’ business segment pretax loss increased by $1,611,000 (39%) primarily because of the two acquisitions as further discussed below.  (Journal Technologies included 12 months of operations for Sustain, New Dawn and ISD in fiscal 2014, 12 months for Sustain, less than 10 months for New Dawn and 1 month for ISD in fiscal 2013.)

Consolidated revenues were $43,423,000 and $37,676,000 for fiscal 2014 and 2013, respectively. This increase of $5,747,000 (15%) was primarily from the additional Journal Technologies’ revenues of $9,304,000, partially offset by the reduction in trustee sale notice and related service fee revenues of $2,825,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 53% and 37% of the Company’s total revenues for fiscal 2014 and 2013, respectively.

Consolidated operating costs and expenses increased by $11,726,000 (35%) to $45,613,000 from $33,887,000, primarily for Journal Technologies. Total personnel costs increased by $6,026,000 (31%) to $25,262,000 from $19,236,000 including additional personnel costs for Journal Technologies of $4,645,000 and a reduced decrease of $1,740,000 in the expenses related to the Company’s Management Incentive Plan (“Incentive Plan”). The reduced decrease in Incentive Plan expense consisted of a reduction of $840,000 in the long-term Incentive Plan accrual during fiscal 2014 due to reduced estimated current and future consolidated pretax income before this accrual versus a reduction of $2,580,000 in the prior comparable year. This reduction occurred because the Incentive Plan is based primarily on the pretax income of the Company before adjustment for certain items. Depreciation and amortization costs increased by $3,075,000 (126%) to $5,516,000 mainly resulting from the additional amortization of Journal Technologies’ intangible costs of $3,001,000. Other general and administrative expenses also increased by $2,632,000 (41%) primarily resulting from additional rent, sales and marketing expenses for Journal Technologies and increased professional fees, including those associated with the two acquisitions described below and the fiscal 2013 audit.

The Traditional Business segment advertising revenues, which declined by $3,037,000 (21%) to $11,435,000 from $14,472,000, are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 51% during fiscal 2014 as compared to fiscal 2013. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2015, and the Company’s print-based earnings will also decline significantly because it will be impractical for the Company to offset all revenue loss by expense reduction. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues in fiscal 2014. Public notice advertising revenues and related advertising and other service fees constituted about 24% of the Company's total revenues. Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

We do not expect to experience an offsetting increase in commercial advertising because of the continuing challenges in the commercial advertising business, which declined $423,000 (10%) to $3,848,000 from $4,271,000. The Daily Journals accounted for about 86% of the Company's total circulation revenues, which declined by $308,000 (5%) to $6,038,000 from $6,346,000. The court rule and judicial profile services generated about 11% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating costs and expenses increased by $1,298,000 (8%) to $17,154,000 from $15,856,000 primarily due to annual salary adjustments and a reduced decrease of $1,740,000 in expenses related to the Incentive Plan.

Journal Technologies’ revenues increased by $9,304,000 (67%) to $23,150,000 from $13,846,000 in the prior year, primarily due to the acquisitions of New Dawn and ISD. Licensing and maintenance fees increased by $3,045,000 (31%) to $12,987,000 from $9,942,000. Consulting fees increased by $596,000 (17%) to $4,002,000 from $3,406,000. Other public service fees increased by $5,663,000 from $498,000 (1 month only as ISD was acquired in September 2013) to $6,161,000. In most cases, revenues from new installation projects will only be recognized, if at all, upon completion and acceptance of their services by the various customers. Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for software licenses and installation services. After a customer’s acceptance of the completed project, the advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on maintenance contracts represent prepayments of annual maintenance fees.

Journal Technologies’ operating expenses increased by $10,428,000 (58%) to $28,459,000 from $18,031,000 in the prior year primarily due to the two acquisitions, and included an increase in the amortization costs of $3,001,000. Identifiable intangible assets, including customer relationships and developed technology, are being amortized on a straight-line basis over five years due to the short life cycle of technology that customer relationships depend on and over 15 years for tax purposes. Goodwill, which is not amortized for financial statement purposes, is amortized over a 15-year period for tax purposes. Goodwill represents the expected synergies in expanding the Company’s software business. Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation include the current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. The Company is continuing to update and upgrade its software products. These costs are expensed as incurred and will materially impact earnings at least through the foreseeable future.

The Company recorded an income tax benefit of $490,000 on pretax income of $141,000 in fiscal 2014.  The income tax benefit was higher than the amount computed using the statutory rate because of the dividends received deduction and the domestic production activity deduction. On pretax income of $4,569,000 for fiscal 2013, the Company recorded a tax provision of $790,000 which was lower than the amount computed using the statutory rate primarily because of the available dividends received deduction and the domestic production activity deduction. The Company’s effective tax rate was -348% and 17% for fiscal 2014 and 2013, respectively.

The Company’s consolidated balance sheet at June 30, 2014, its consolidated statements of comprehensive income (loss) for the three months and nine months ended June 30, 2014 and its consolidated statement of cash flows for the nine months ended June 30, 2014 were restated to record a liability for an uncertain tax position as discussed below.

At September 30, 2014, the Company accrued a liability of approximately $3,244,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013. This is a result of the Company's evaluation of the tax position taken in its prior year tax return resulting in the conclusion that the tax position does not meet more likely than not criteria. The Company does not anticipate a significant increase or decrease in this liability in the next twelve months. If recognized, it is expected these unrecognized tax benefits would not have a significant impact to the Company’s effective tax rate. The prior year’s income tax return which was filed in July 2014 reflected an income tax position contrary to the one accounted for in purchase accounting in fiscal 2013. Interest and penalties of approximately $537,000 were recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the statement of comprehensive income.

At September 30, 2013 and 2012, there were no unrecognized tax benefits for the uncertain tax positions as the Company settled the previously claimed research and development credits in its tax returns for the fiscal 2002 to 2007 with the Internal Revenue Service in March 2012.   The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2011 with regard to federal income taxes and fiscal 2010 for state income taxes.

Net income per share decreased to $0.46 from $2.74.

Fiscal 2013 compared to fiscal 2012

During fiscal 2013, consolidated pretax income decreased by $3,332,000 (42%) to $4,569,000 from $7,901,000 in the prior year. The Traditional Business segment’s pretax income decreased by $1,382,000 (14%) to $8,707,000 from $10,089,000, primarily resulting from a reduction in trustee sale notice and related service fee revenues of $4,454,000, partially offset by an increase in dividends and interest income of $574,000.

Consolidated revenues were $37,676,000 and $31,874,000 for fiscal 2013 and 2012, respectively. This increase of $5,802,000 (18%) was primarily from the additional New Dawn’s and ISD’s revenues of $11,187,000, partially offset by the reduction in trustee sale notice and related service fee revenues of $4,454,000. The Company’s revenues derived from the operations of our technology business constituted about 37% and 9% (for Sustain only) of the Company’s total revenues for fiscal 2013 and 2012, respectively.

Consolidated operating costs and expenses increased by $10,695,000 (46%) to $33,887,000 from $23,192,000, primarily for Journal Technologies. Total personnel costs increased by $5,644,000 (42%) to $19,236,000 from $13,592,000 primarily due to Journal Technologies’ additional personnel costs of $8,331,000, partially offset by a decrease of $1,610,000 in the expenses related to the Incentive Plan. The decrease in Incentive Plan expense consisted of a reduction of $2,580,000 in the long-term Incentive Plan accrual during fiscal 2013 due to reduced estimated current and future consolidated pretax income before this accrual versus a reduction of $970,000 in the prior comparable year. Depreciation and amortization costs increased by $1,938,000 (385%) to $2,441,000 mainly resulting from the amortization of Journal Technologies’ intangible costs of $1,865,000. Other general and administrative expenses also increased by $3,044,000 (88%) primarily resulting from additional rent, sales and marketing expenses for Journal Technologies and increased professional fees, including those associated with the two acquisitions.

The Traditional Business segment advertising revenues declined by $4,749,000 from $19,221,000 to $14,472,000 primarily because the number of foreclosure notices published by the Company decreased by 51% during fiscal 2013 as compared to fiscal 2012. Although public notice advertising revenues were down compared to the prior year, the Company still continued to benefit from a relatively large number of foreclosures in California and Arizona compared to historical foreclosure rates. Along with slowing due to general improvements in the economy, effective January 1, 2013, the California Homeowner’s Bill of Rights imposed new requirements that have contributed to the slowdown in foreclosures. The Company's smaller newspapers, those other than The Daily Journals, accounted for about 95% of the total public notice advertising revenues in fiscal 2013. Public notice advertising revenues and related advertising and other service fees constituted about 35% of the Company's total revenues during fiscal 2013.

The commercial advertising business declined $358,000 from $4,629,000 to $4,271,000. The Daily Journals accounted for about 85% of the Company's total circulation revenues, which declined by $184,000 from $6,530,000 to $6,346,000. The court rule and judicial profile services generated about 12% of the total circulation revenues, with the other newspapers and services accounting for the balance.

There were pretax other-than-temporary impairment losses on investments of $1,719,000 versus $2,855,000 in the prior year. These losses impact the results of The Traditional Business, but it is important to note that these write-downs were the result of an accounting requirement and they did not reflect that a loss was actually realized due to a sale of the security.

Journal Technologies’ business segment had a pretax loss of $4,138,000 compared to $2,188,000 in the prior year primarily resulting from its intangible amortization costs of $1,865,000. Most of the intangible amortization costs related to New Dawn, which was acquired in fiscal 2013 and therefore not part of our fiscal 2012 results.

In fiscal 2013, Journal Technologies’ recognized $9,942,000 in revenues from fees for the licensing and maintenance of its software products, compared to Sustain’s licensing and maintenance revenues of $2,205,000 in fiscal 2012. Sustain’s portion of the 2013 licensing and maintenance revenues was $2,338,000, and the balance was attributable to New Dawn and ISD. Journal Technologies recognized consulting revenues of $3,406,000 in fiscal 2013 compared to $713,000 in fiscal 2012 (for Sustain only).

On pretax income of $4,569,000 and $7,901,000 for the fiscal years ended September 30, 2013 and 2012, respectively, the Company recorded a tax provision of $790,000 and $2,360,000 respectively, which was lower in each case than the amount computed using the statutory rate because of the available dividends received deduction, the domestic production activity deduction and a change in California franchise taxes regarding revenue allocation among states resulting in a lower California tax rate which reduced the tax rate in fiscal 2013 and prior years’ deferred taxes on the unrealized appreciation of the Company’s investments by about $500,000. In addition, in fiscal 2012, there was a reversal of an uncertain tax liability as the Company reached an agreement with the Internal Revenue Service in March 2012 to settle the Company’s previously claimed research and development credits in its tax returns for the years 2002 to 2007. Consequently, the Company’s effective tax rate was 17% and 30% for fiscal 2013 and 2012, respectively. One of the acquisitions was structured as a stock acquisition with an Internal Revenue Code Section 338 (h) (10) election, which resulted in the acquisition being treated as an acquisition of assets for income tax purposes. The other acquisition was structured as an asset purchase. As such, the amounts allocated to customer relationships and developed technology as well as goodwill are amortized over a 15-year period on a straight-line basis for tax purposes. Differences in the amortization period and methods between book and tax useful lives will result in deferred tax assets or liabilities.

Net income per share decreased to $2.74 from $4.01.

* * * * * * * * * * * *

Comprehensive income includes net income and unrealized net gains on investments, net of taxes, as summarized below:

Comprehensive Income

	Fiscal

	2014	2013	2012

Net income	$631,000	$3,779,000	$5,541,000
Net increase in unrealized appreciation of investments (net of taxes)	22,393,000	21,292,000	15,085,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	---	1,051,000	1,720,000
	$23,024,000	$26,122,000	$22,346,000

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies. Additional detail about each of the reportable segments is set forth below:

Reportable Segments

	Traditional Business	Journal Technologies*		Total
Fiscal 2014
Revenues
Advertising, net	$11,435,000	$	---	$11,435,000
Circulation	6,038,000		---	6,038,000
Advertising service fees and other	2,800,000		---	2,800,000
Licensing and maintenance fees	---		12,987,000	12,987,000
Consulting fees	---		4,002,000	4,002,000
Other public service fees	---		6,161,000	6,161,000
Income (loss) from operations	3,119,000		(5,309,000)	(2,190,000)
Pretax income (loss)	5,890,000		(5,749,000)	141,000
Income tax (expense) benefit	(1,860,000)		2,350,000	490,000
Net income (loss)	4,030,000		(3,399,000)	631,000
Amortization of intangible assets	---		4,866,000	4,866,000

Fiscal 2013*
Revenues
Advertising, net	$14,472,000	$	---	$14,472,000
Circulation	6,346,000		---	6,346,000
Advertising service fees and other	3,012,000		---	3,012,000
Licensing and maintenance fees	---		9,942,000	9,942,000
Consulting fees	---		3,406,000	3,406,000
Other public service fees	---		498,000	498,000
Income (loss) from operations	7,974,000		(4,185,000)	3,789,000
Other-than-temporary impairment losses on investments	1,719,000		---	1,719,000
Pretax income (loss)	8,707,000		(4,138,000)	4,569,000
Income tax (expense) benefit	(3,053,000)		2,263,000	(790,000)
Net income (loss)	5,654,000		(1,875,000)	3,779,000
Amortization of intangible assets	---		1,865,000	1,865,000

Fiscal 2012**
Revenues
Advertising, net	$19,221,000	$	---	$19,221,000
Circulation	6,530,000		---	6,530,000
Advertising service fees and other	3,205,000		---	3,205,000
Licensing and maintenance fees	---		2,205,000	2,205,000
Consulting fees	---		713,000	713,000
Income (loss) from operations	10,877,000		(2,195,000)	8,682,000
Other-than-temporary impairment losses on investments	2,855,000		---	2,855,000
Pretax income (loss)	10,089,000		(2,188,000)	7,901,000
Income tax (expense) benefit	(3,340,000)		980,000	(2,360,000)
Net income (loss)	6,749,000		(1,208,000)	5,541,000

*

Includes (i) New Dawn’s financial results from December 5, 2012 through September 30, 2013 with revenues of $10,403,000 and expenses of $10,625,000 (including intangible amortization expenses of $1,587,000), and (ii)ISD’s September 2013 financial results with revenues of $784,000 and expenses of $694,000 (including intangible amortization expenses of $278,000).

**	Includes only Sustain’s financial results.

Disclosure of Contractual Obligations

The following table sets forth certain contractual obligations as of September 30, 2014:

Contractual Obligations (000)

	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Obligations under operating leases	$1,042	$983	$573	$24	$2,622
Long-term accrued liabilities	---	452	170	158	780
	$1,042	$1,435	$743	$182	$3,402

      In addition, during fiscal 2013 the Company borrowed $29,493,000 from its investment margin account for the acquisitions in fiscal 2013. These investment margin account borrowings do not mature. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2014 was 0.75%. Additionally, the Company accrued a liability of approximately $3,244,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013.

Liquidity and Capital Resources

     During fiscal 2014, the Company's cash and cash equivalents and marketable security positions increased by $40,754,000. Cash and cash equivalents were used primarily to complete the purchase of ISD ($480,000) and to purchase capital assets, including computer software and office equipment ($435,000). The investments in marketable securities, which cost approximately $47,979,000 and had a market value of about $173,676,000 at September 30, 2014, generated approximately $3,001,000 in dividends and interest income, which lowers the Company’s effective income tax rate because of the dividends received deduction. As of September 30, 2014, there were unrealized investment pretax gains of $125,700,000 as compared to $89,018,000 as of September 30, 2013. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

     The cash provided by operating activities of $4,507,000 included net increases in deferred installation contracts and maintenance agreements of $2,095,000, partially offset by decreases in deferred subscriptions of $153,000. Cash flows from operating activities decreased by $1,165,000 during fiscal 2014 as compared to fiscal 2013 primarily because of the increases in accounts receivable of $3,943,000, partially offset by the total increases of $2,402,000 in deferred installation contracts and deffered maintenance agreements and others, both of which are the result of the prior year's acquisitions.

     As of September 30, 2014, the Company had working capital of $127,465,000, including the liabilities for deferred subscriptions and deferred installation contracts and maintenance agreements of $19,308,000, which are scheduled to be earned within one year, and the deferred tax liability of $48,896,000 for the unrealized gains described above.

The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital and expects that any such cash flows will be invested in its businesses. The Company may still have the ability to borrow against its marketable securities on favorable terms as it did for the New Dawn and ISD acquisitions. The Company also may entertain additional business acquisition opportunities. Any excess cash flows could be used to reduce the investment margin account liability or invested as management and the Board of Directors deem appropriate at the time.

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

As of September 30, 2014, the investments were concentrated in just six companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement (such as the other-than-temporary impairment losses of $1,719,000 recognized in fiscal 2013 and $2,855,000 recognized in fiscal 2012).

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that revenue recognition, accounting for software costs, fair value measurement and disclosures (including for the long-term Incentive Plan liabilities), accounting for business combinations, testing for goodwill impairment and income taxes are critical accounting policies and estimates.

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

Journal Technologies recognizes revenues in accordance with the provisions of Accounting Standards Codification (“ASC”) ASC 985-605, Software—Revenue Recognition and ASC 605-35 Construction-Type and Production-Type Contracts.   Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are generally recognized upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from annual license and maintenance agreements generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized upon acceptance by the customers under the completed contract method. The Company elects to use the completed contract method because each customer’s acceptance is unpredictable and reliable estimates of the progress towards completion cannot be made. Only after a customer’s acceptance of a completed project are customer advances generally no longer at risk of refund and are therefore considered earned.

The Company has established Vendor Specific Objective Evidence (VSOE) of fair value of the annual maintenance because a substantial majority of the Journal Technologies’ actual maintenance renewals is within a narrow range of pricing as a percentage of the underlying license fees for the legacy contracts and is deemed substantive.

ASC 985-20, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, provides that costs related to the research and development of a new software product are to be expensed as incurred until the technological feasibility of the product is established. Accordingly, costs related to the development of new software products are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized, subject to expected recoverability. In general, “technological feasibility” is achieved when the developer has established the necessary skills, hardware and technology to produce a product and a detailed program design has been (i) completed, (ii) traced to the product specifications and (iii) reviewed for high-risk development issues. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no software development costs have been capitalized to date.

ASC 820, Fair Value Measurement and Disclosures, requires the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of its investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company made no transfers in and out of Level 1 and Level 2 measurements in fiscal years 2012, 2013 and 2014. During that time all of the Company’s investments have been quoted on public markets and, therefore, all fair value calculations have been based on Level 1 measurements. The estimated Incentive Plan’s future commitment is calculated using Level 3 inputs, as defined in the fair value hierarchy, based on an average of the current year and the current expectation of fiscal 2015 pretax earnings before certain items, discounted to the present value at 6% since each granted Incentive Plan Unit will expire over its remaining life term of up to 10 years.

ASC 805, Business Combinations, requires the use of the purchase method of accounting in connection with the acquisition of businesses. This requires all of the acquired assets and liabilities to be recorded at their fair values and for the purchase price to be allocated accordingly. Furthermore, intangible assets must be categorized and separated into two groups: those with an identifiable remaining useful life and those with an indefinite useful life. The latter is classified as goodwill. In fiscal 2013, the acquisitions of New Dawn and ISD resulted in the Company allocating $13,400,000 to goodwill. The identifiable intangible assets acquired for New Dawn and ISD were based on Level 3 fair value measurements using an income approach discounted to the present value.

The Company analyzes goodwill for possible impairment under ASC 350, Intangibles – Goodwill and Other, annually or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation for the reporting units include current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. In addition, ASC 2011-08, Testing Goodwill for Impairment, allows for the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If it is determined based on qualitative factors that there is no impairment to goodwill, then the fair value of a reporting unit is not needed. If a quantitative analysis is required and the unit’s carrying amount exceeds its fair value, then the second step is performed to measure the amount of potential impairment. The Company’s annual goodwill impairment analysis in 2014 did not result in an impairment charge based on the qualitative assessment using the above-mentioned considered factors for potential goodwill impairment.

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

ASC 280-10, Segment Reporting, defines operating segments as components of a public entity that has discrete financial information that is evaluated regularly by the Company’s Chief Executive Officer to decide how to allocate resources and to assess performance. In accordance with ASC 280-10, the Company has two reportable business segments which are: (i) the Traditional Business and (ii) Journal Technologies. Journal Technologies is an aggregation of three technology operating segments — Sustain, New Dawn and ISD.

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

In December 2012, the Company borrowed from its investment margin account the purchase price of $14 million for the New Dawn acquisition, and in September 2013, it borrowed another $15.5 million for the ISD acquisition, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2014 was 0.75%.  Because there has been no fluctuation in the interest rate since December 2012, the Company was not subject to any significant interest rate risk during such period.

Equity Price Risk

The Company does invest in marketable securities and is subject to the equity price risk. The following table summarizes our equity securities with significant equity price risk as of September 30, 2014 and 2013. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates are also shown. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in our equity investment portfolio.

Equity Price Risk (000)

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
September 30, 2014
Equity securities	$165,734	30% increase	$215,454	36% increase
		30% decrease	116,014	36% decrease
September 30, 2013
Equity securities	129,699	30% increase	168,609	34% increase
		30% decrease	90,789	34% decrease

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheet of Daily Journal Corporation as of September 30, 2014 and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daily Journal Corporation at September 30, 2014, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Daily Journal Corporation's internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 28, 2015 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
January 28, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheet of Daily Journal Corporation as of September 30, 2013, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended September 30, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daily Journal Corporation at September 30, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

June 24, 2014

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$15,410,000	$11,338,000
Marketable securities, including common stocks of $165,734,000 and bonds of $7,942,000 at September 30, 2014 and common stocks of $129,699,000 and bonds of $7,295,000 at September 30, 2013	173,676,000	136,994,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at September 30, 2014 and 2013	8,566,000	6,314,000
Inventories	51,000	56,000
Prepaid expenses and other assets	983,000	1,958,000
Income tax receivable	2,051,000	305,000
Total current assets	200,737,000	156,965,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,814,000	12,847,000
Furniture, office equipment and computer software	2,889,000	2,712,000
Machinery and equipment	1,864,000	2,014,000
	17,567,000	17,573,000
Less accumulated depreciation	(8,552,000)	(8,343,000)
	9,015,000	9,230,000
Intangibles, net	17,744,000	22,610,000
Goodwill	13,400,000	13,400,000
Deferred income taxes, net	2,981,000	858,000
	$243,877,000	$203,063,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,344,000	$4,259,000
Accrued liabilities	3,118,000	4,416,000
Deferred subscriptions	3,381,000	3,534,000
Deferred installation contracts	8,896,000	6,879,000
Deferred maintenance agreements and others	7,031,000	6,864,000
Deferred income taxes, net	46,502,000	32,132,000
Total current liabilities	73,272,000	58,084,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Deferred maintenance agreements	180,000	269,000
Income tax payable	3,244,000	---
Accured interest and penalty for uncertain and unrecognized tax benefits	537,000	---
Accrued liabilities	780,000	1,870,000
Total long term liabilities	34,234,000	31,632,000

Commitments and contingencies (Notes 4 and 5)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares at September 30, 2014 and 2013	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	58,301,000	57,670,000
Accumulated other comprehensive income	76,301,000	53,908,000
Total shareholders' equity	136,371,000	113,347,000
	$243,877,000	$203,063,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2014	2013	2012
Revenues
Advertising, net	$11,435,000	$14,472,000	$19,221,000
Circulation	6,038,000	6,346,000	6,530,000
Advertising service fees and other	2,800,000	3,012,000	3,205,000
Licensing and maintenance fees	12,987,000	9,942,000	2,205,000
Consulting fees	4,002,000	3,406,000	713,000
Other public service fees	6,161,000	498,000	---
	43,423,000	37,676,000	31,874,000
Costs and expenses
Salaries and employee benefits	25,262,000	19,236,000	13,592,000
Outside services	3,212,000	3,086,000	2,956,000
Postage and delivery expenses	1,281,000	1,328,000	1,375,000
Newsprint and printing expenses	1,221,000	1,307,000	1,321,000
Depreciation and amortization	5,516,000	2,441,000	503,000
Other general and administrative expenses	9,121,000	6,489,000	3,445,000
	45,613,000	33,887,000	23,192,000
(Loss) income from operations	(2,190,000)	3,789,000	8,682,000
Other income (expenses)
Dividends and interest income	3,001,000	2,541,000	1,967,000
Other income	97,000	54,000	---
Interest expense on margin loans	(230,000)	(97,000)	---
Interest and penalty (expense) expense reversal accrued for uncertain and unrecognized tax benefits	(537,000)	---	100,000
Gains on sales of capital assets	---	1,000	7,000
Other-than-temporary impairment losses on investments	---	(1,719,000)	(2,855,000)
Income before taxes	141,000	4,569,000	7,901,000
Benefit from (provision for) income taxes	490,000	(790,000)	(2,360,000)
Net income	$631,000	$3,779,000	$5,541,000
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746	1,380,746
Basic and diluted net income per share	$0.46	$2.74	$4.01

Comprehensive income
Net income	$631,000	$3,779,000	$5,541,000
Net change in unrealized appreciation of investments (net of taxes of $14,286,000, $13,544,000 and $9,991,000, respectively)	22,393,000	21,292,000	15,085,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes of $0, $668,000 and $1,135,000, respectively)	---	1,051,000	1,720,000
	$23,024,000	$26,122,000	$22,346,000

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 2011	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$48,350,000	$14,760,000	$64,879,000
Net income	---	---	---		---	5,541,000	---	5,541,000
Unrealized gains on investments	---	---	---		---	---	15,085,000	15,085,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	---	---	---	---	---	---	1,720,000	1,720,000
Balance at September 30, 2012	1,805,053	18,000	(424,307)	(4,000)	1,755,000	53,891,000	31,565,000	87,225,000
Net income	---	---			---	3,779,000	---	3,779,000
Unrealized gain on investments	---	---	---	---	---	---	21,292,000	21,292,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	---	---	---	---	---	---	1,051,000	1,051,000
Balance at September 30, 2013	1,805,053	$18,000	(424,307)	(4,000)	$1,755,000	$57,670,000	$53,908,000	$113,347,000
Net income	---	---			---	631,000	---	631,000
Unrealized gain on investments	---	---	---	---	---	---	22,393,000	22,393,000
Balance at September 30, 2014	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$58,301,000	$76,301,000	$136,371,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2014	2013	2012
Cash flows from operating activities
Net income	$631,000	$3,779,000	$5,541,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,516,000	2,441,000	503,000
Deferred income taxes	(2,039,000)	(493,000)	(261,000)
Discount earned on bonds	(3,000)	(2,000)	(4,000)
Other-than-temporary impairment losses on investments	---	1,719,000	2,855,000
Changes in assets and liabilities
(Increase) decrease in current assets (net of acquisitions)
Accounts receivable, net	(2,252,000)	1,691,000	886,000
Inventories	5,000	(13,000)	1,000
Prepaid expenses and other assets	975,000	252,000	(9,000)
Income tax receivable	(1,746,000)	(109,000)	---
Increase (decrease) in liabilities (net of acquisitions)
Accounts payable	85,000	(155,000)	(235,000)
Accrued liabilities	(1,851,000)	(3,016,000)	(1,415,000)
Income taxes	3,244,000	---	(952,000)
Deferred subscription	(153,000)	(115,000)	(170,000)
Deferred installation contracts	2,017,000	(593,000)	---
Deferred maintenance agreements and others	78,000	286,000	219,000
Net cash provided by operating activities	4,507,000	5,672,000	6,959,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	---	800,000	19,400,000
Purchases of U.S. Treasury Bills	---	---	(7,099,000)
Purchases of marketable securities	---	---	(20,961,000)
Acquisition of New Dawn Technologies, Inc. (net of cash acquired)	---	(11,878,000)	---
Acquisition of ISD Technologies, Inc. (net of cash acquired)	---	(13,454,000)	---
Purchases of property, plant and equipment	(435,000)	(280,000)	(372,000)
Net cash used for investing activities	(435,000)	(24,812,000)	(9,032,000)

Cash flows from financing activities
Investment margin account borrowing	---	29,493,000	---
	---	29,493,000	---

Increase (decrease) in cash and cash equivalents	4,072,000	10,353,000	(2,073,000)

Cash and cash equivalents
Beginning of year	11,338,000	985,000	3,058,000
End of year	$15,410,000	$11,338,000	$985,000

Interest paid during year	$230,000	$97,000	$186,000
Income taxes paid during year	$28,000	$1,354,000	$3,573,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND OPERATIONS

Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California and Arizona, as well as the California Lawyer magazine, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising.

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary, includes as of October 1, 2014, the combined operations of Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary since 2008; New Dawn Technologies, Inc. (“New Dawn”), acquired in December 2012); and ISD Technologies, Inc. (“ISD”), acquired in September 2013. Journal Technologies supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations, county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including a secure website to pay traffic citations online, and bar members. These products are licensed to more than 500 organizations in 41 states, 3 U.S. territories and 2 other countries. Even though the three companies were not combined into one entity until after the end of fiscal 2014, for ease of comparison, we refer to our technology business in these Notes as “Journal Technologies”.

Essentially all of the Company’s operations are based in California, Arizona and Utah.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of the Company and Journal Technologies. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash equivalents: The Company considers all highly liquid investments with insignificant risk of change in value within 3 months to be cash equivalents.

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in marketable securities, all categorized as “available-for-sale” and stated at fair market value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures. At September 30, 2014, the aggregate fair market value of the Company’s marketable securities was $173,676,000. These investments had approximately $125,700,000 of unrealized gains before taxes of $48,896,000. Most of the unrealized gains were in the common stocks of three U.S. financial institutions. The bonds have a maturity date in 2039 and are classified as “Current assets” because they are available for sale. At September 30, 2013, the Company had marketable securities at fair market value of approximately $136,994,000, including approximately $89,018,000 of unrealized gains before taxes of $34,610,000.

 Investment in Financial Instruments

	September 30, 2014			September 30, 2013
	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$165,734,000	$43,042,000	$122,692,000	$129,699,000	$43,042,000	$86,657,000
Bonds	7,942,000	4,934,000	3,008,000	7,295,000	4,934,000	2,361,000
	$173,676,000	$47,976,000	$125,700,000	$136,994,000	$47,976,000	$89,018,000

The Company performed separate evaluations for impaired equity securities quarterly to determine if the unrealized losses were other-than-temporary. This evaluation considered a number of factors including, but not limited to, the length of time and extent to which the fair value had been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management and portfolio objectives. As of September 30, 2014, there were no unrealized losses related to the marketable securities. In fiscal 2013 there were other-than-temporary impairment losses of $1,719,000 ($1,051,000 net of taxes) related to the marketable securities of one issuer and were recognized in earnings as U.S. GAAP requires that the Company recognize other-than-temporary impairment losses in earnings rather than in accumulated comprehensive income when the security prices remain below cost for a period of time that may be deemed excessive even in instances where the Company possesses the ability and intent to hold the security.   However, the recording of these impairment losses does not necessarily indicate that the loss in value of these securities is permanent.

Acquisitions:     In December 2012, the Company purchased all of the outstanding stock of New Dawn for $14,000,000 in cash. The results of operations of New Dawn from December 5, 2012 through September 30, 2013 have been included in the Company’s Consolidated Financial Statements for fiscal 2013: revenues were $10,403,000, expenses were $10,625,000 (including intangible amortization expenses of $1,587,000), and its pretax loss was $222,000. On September 13, 2013, the Company acquired substantially all of the operating assets and liabilities of ISD Corporation for about $16,000,000 in cash. The results of operations of ISD for the month of September 2013 have been included in the Company’s Consolidated Financial Statements for fiscal 2013: revenues were $784,000, expenses were $694,000 (including intangible amortization expenses of $278,000), and its pretax income was $90,000. Both acquisitions were accounted using the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company incurred legal and tax fees of approximately $96,000 for the New Dawn acquisition and approximately $202,000 for the ISD acquisition during fiscal 2013. These costs were included in “Other general and administrative expenses” on the Company’s Consolidated Statements of Comprehensive Income in fiscal 2013. The Company acquired New Dawn and ISD to expand its case management software business and to broaden its customer base in key markets.

On July 25, 2014, the Company finalized its valuation of ISD, which resulted in an allocation of $1,700,000 to goodwill and a reduction of the same amount in its intangible assets. The Company allocated the ISD purchase price to tangible assets ($4,410,000 including cash of $2,546,000; accounts receivable of $1,636,000; fixed assets of $141,000; and prepaid assets of $87,000), identifiable intangible assets (purchased software and customer relationships of $14,975,000 pursuant to the results of a third party valuation) and liabilities ($5,112,000 including accounts payable and accrued expenses of $2,270,000 and deferred maintenance agreements of $2,842,000) based on their fair values with the remaining balance in excess of the net assets allocated to goodwill ($1,700,000).

Deferred revenues on installation contracts primarily represent the fair value of advances from customers of the Journal Technologies for software licenses and installation services. After a customer’s acceptance of the completed project, the advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on maintenance contracts represent prepayments of annual license and maintenance fees.

The Company has determined that it is impracticable to include supplemental pro forma information regarding the revenues and earnings of New Dawn and ISD as if the acquisitions had occurred on October 1, 2011 because neither New Dawn nor ISD previously maintained its books on an accrual basis in accordance with U.S. generally accepted accounting principles, and New Dawn’s and ISD’s owners further operated each of the entities as an S corporation. As a result, the Company is unable to produce meaningful pro forma numbers through the use of reasonable efforts. Had the acquisitions occurred on October 1, 2011, the Company would have recorded additional interest expenses of $133,000 and $221,000 in 2013 and 2012, respectively, related to the margin account borrowings incurred to fund the acquisitions and would have recorded additional intangible amortization of $3,370,000 and $5,235,000 in 2013 and 2012, respectively.

Intangible Assets: At September 30, 2014 and 2013, intangible assets were composed of (i) customer relationships of $15,946,000 and $20,310,000 (net of the accumulated amortization expenses of $6,004,000 and $1,640,000), respectively, and (ii) developed technology of $1,798,000 and $2,300,000 (net of accumulated amortization expenses of $727,000 and $225,000), respectively. These intangible assets are being amortized over five years based on their estimated useful lives. Future annual intangible amortization costs are estimated to be approximately $4,895,000 for fiscal 2015 through 2017 and $3,058,000 for fiscal 2018 and none thereafter. Intangible amortization expense was $4,866,000, $1,865,000 and $0 for fiscal 2014, 2013 and 2012, respectively.

Intangible Assets

	September 30, 2014			September 30, 2013
	Customer Relationships	Developed Technology	Total	Customer Relationships	Developed Technology	Total

Gross intangible	$21,950,000	$2,525,000	$24,475,000	$21,950,000	$2,525,000	$24,475,000
Accumulated amortization	(6,004,000)	(727,000)	(6,731,000)	(1,640,000)	(225,000)	(1,865,000)
	$15,946,000	$1,798,000	$17,744,000	$20,310,000	$2,300,000	$22,610,000

Goodwill:    The Company accounts for goodwill in accordance with ASC 350, Intangibles — Goodwill and Other. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. The Company performed qualitative assessments for its New Dawn and ISD reporting units and determined there were no substantive changes during the current year and no indication of impairment. Goodwill represents the expected synergies in expanding the Company’s software business. Considered factors for potential goodwill impairment evaluation for the reporting units include the current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. As of September 30, 2014 and 2013, there was goodwill of $13,400,000.

Prepaid and Other Assets:  Included in other assets are in-progress installation service costs for New Dawn projects from the acquisition for which revenues have not yet been recognized and are deferred.

Inventories: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current market value.

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost or fair value for assets acquired in business combinations. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2014, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes. Depreciation and amortization expenses were $650,000, $576,000 and $503,000 for fiscal 2014, 2013 and 2012, respectively.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were no such impairments identified during fiscal 2014, 2013 and 2012.

Journal Technologies’ Software Development Costs: Development costs related to software products developed for sale or licensing are expensed as incurred until the technological feasibility of the product has been established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future product revenue, estimated economic life and changes in hardware and software technology.

The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no software development costs have been capitalized to date.

Revenue Recognition: For the Traditional Business, proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term. Advertising revenues are recognized when advertisements are published and are net of commissions. The change in allowance for doubtful accounts is as follows.

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Accounts Charged off less Recoveries	Balance at End of Year
2014
Allowance for doubtful accounts	$250,000	$41,000	$(41,000)	$250,000
2013
Allowance for doubtful accounts	$200,000	$144,000	$(94,000)	$250,000
2012
Allowance for doubtful accounts	$250,000	$49,000	$(99,000)	$200,000

Journal Technologies recognizes revenues in accordance with the provisions of ASC 985-605, Software—Revenue Recognition and ASC 605-35 Construction-Type and Production-Type Contracts. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are generally recognized upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from annual license and maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized upon acceptance by the customers under the completed contract method. The Company elects to use the completed contract method because each customer’s acceptance is unpredictable and reliable estimates of the progress towards completion cannot be made. Only after a customer’s acceptance of a completed project are customer advances generally no longer at risk of refund and are therefore considered earned.

Approximately 53%, 37% and 9% of the Company’s revenues in fiscal 2014, 2013 and 2012, respectively, were derived from sales and leases of software licenses, annual maintenance contract and support services and consulting services that typically include implementation and training.

The Company has established Vendor Specific Objective Evidence (VSOE) of fair value of the annual maintenance because a substantial majority of the Journal Technologies’ actual maintenance renewals is within a narrow range of pricing as a percentage of the underlying license fees for the legacy contracts and is deemed substantive.

Management Incentive Plan: In fiscal 1987, the Company implemented a Management Incentive Plan (the “Incentive Plan”) that entitles a participant to participate in pretax earnings before adjustment for certain items of the Company. In 2003, the Company modified the Incentive Plan to provide participants with three different types of non-negotiable incentive certificates based on the nature of the particular participants’ responsibilities. Each certificate entitles the participant to a specified share of the applicable pretax earnings in the year of grant and to receive the same percentage of pretax earnings to be generated in each of the next nine years provided they remain with the Company or are in retirement after working for the Company to age 65. If a participant dies while any of his or her certificates remain outstanding, future payments under those certificates will be made to the deceased participant’s beneficiaries. During fiscal 2012, the Company added a supplemental Addendum to the Sustain Certificate. This Addendum defines how the value of a Sustain Certificate will be paid upon a triggering event such as a sale of Sustain or an initial public offering.

Employees and consultants of New Dawn and ISD were not eligible to participate in the Incentive Plan, but starting in fiscal 2015 the Company has combined Sustain, New Dawn and ISD into one company, and the employees and consultants of the combined entity will be able to participate in new “Journal Technologies Certificates”.

Certificate interests entitled participants to receive 3.85%, 3.66% and 3.60% (amounting to $265,490, $351,120 and $513,500, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and certain other items, 9.25%, 7.95% and 8.23% (amounting to $0 for all three years) for Sustain and 8.2%, 8.2% and 8.2% (amounting to $0, $241,240 and $701,520, respectively) for Daily Journal consolidated in fiscal 2014, 2013 and 2012. The Company accrued $780,000 and $1,620,000 as of September 30, 2014 and 2013, respectively, for the Plan’s future commitment, which included a decrease in fiscal 2014 of $840,000 or $.61 per share outstanding on a pretax basis and a decrease in fiscal 2013 of $2,580,000 or $1.87 per share outstanding on a pretax basis due to reduced estimated future pretax income. The estimated Incentive Plan’s future commitment is calculated using Level 3 inputs, as defined in the fair value hierarchy, based on an average of the current year and the current expectation of fiscal 2015 pretax earnings before certain items, discounted to the present value at 6% since each granted Unit will expire over its remaining life term of up to 10 years.

Income taxes: The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of the assets and liabilities. The Company accounts for uncertainty in income taxes under ASC 740-10 which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The Company records liabilities related to uncertain tax positions in accordance with ASC 740, Tax Provisions. At September 30, 2014, the Company accrued an approximately $3,244,000 tax liability for uncertain and unrecognized tax benefits relative to an aquisition in fiscal 2013. At September 30, 2013 and 2012, there were no unrecognized tax benefits for the uncertain tax positions as the Company settled the previously claimed research and development credits in its tax returns for the years 2002 to 2007 with the Internal Revenue Service in March 2012.

Net income per common share:   The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,380,746 for fiscal 2014, 2013 and 2012. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

Use of Estimates: The presentation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The long-term Incentive Plan accrual is a significant estimate and relies on projections of future pretax income. The estimated Incentive Plan’s future commitment is calculated using Level 3 inputs, as defined in the fair value hierarchy, based on an average of the current year and the current expectation of fiscal 2015 pretax earnings, discounted to the present value at 6% since each granted Unit will expire over its remaining life term of up to 10 years. Additionally, the purchase price allocations for New Dawn and ISD were based on estimates of fair value at the respective acquisition dates, using Level 3 measurement inputs under the fair value measurement hierarchy. Actual results could differ from these estimates.

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

New Accounting Pronouncement: In September 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which defines when and how companies are required to disclose going concern uncertainties. Certain disclosure are required if substantial doubt that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued) exists. The new standard applies prospectively to annual periods ending after December 15, 2016 and to annual and interim periods thereafter. Early adoption is permitted under U.S. GAAP. The Company will adopt this standard when necessary.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The amendments in this Update establish a comprehensive revenue recognition standard for contract between a vendor and a customer for the provision of goods and services, and the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for annual periods beginning after December 15, 2016, including interim periods therein. Early adoption is prohibited under U.S. GAAP. The Company has not evaluated the impact of the adoption of the ASU on the consolidated financial statements.

3.	INCOME TAXES

 The (benefit from) provision for income taxes consists of the following:

	2014	2013	2012
Current:
Federal	$1,065,000	$1,011,000	$1,840,000
State	484,000	(228,000)	781,000
	1,549,000	783,000	2,621,000
Deferred:
Federal	(1,790,000)	(30,000)	(223,000)
State	(249,000)	37,000	(38,000)
	(2,039,000)	7,000	(261,000)
	$(490,000)	$790,000	$2,360,000

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2014	2013	2012

Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise taxes (net of federal tax benefit)	(38.3)	5.0	5.8
Business meals/gifts	36.1	1.0	0.2
Domestic production activity deduction	(135.7)	(2.0)	(2.6)
Dividends received deduction	(424.6)	(10.2)	(4.2)
Penalties for uncertain and unrecognized tax benefits	115.5	---	---
Reversal of uncertain tax position	---	---	(3.6)
Prior year true-up	84.70	---	---
Foreign tax credits	(17.9)	(0.3)	(0.3)
Effect of state rate change on beginning balance of deferred tax liabilities	---	(2.4)	---
Other	(1.3)	(7.8)	0.5
Effective tax rate	(347.5%)	17.3%	29.8%

At September 30, 2014, the Company’s deferred income tax assets and liabilities were comprised of the following:

	2014	2013	2012
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$1,063,000	$1,083,000	$1,817,000
Impairment losses on investments	1,779,000	1,778,000	1,135,000
Bad debt reserves not yet deductible	78,000	78,000	80,000
Depreciation and amortization	1,822,000	356,000	49,000
Deferred revenues	1,116,000	---	---
Other	12,000	41,000	262,000
Total deferred tax assets	5,870,000	3,336,000	3,343,000

Deferred tax liabilities attributable to:
Unrealized gains on investments	(48,896,000)	(34,610,000)	(20,898,000)
Goodwill	(495,000)	---	---
Total deferred tax liabilities	(49,391,000)	(34,610,000)	(20,898,000)
Net deferred income taxes	$(43,521,000)	$(31,274,000)	$(17,555,000)

The Company recorded an income tax benefit of $490,000 on pretax income of $141,000 in fiscal 2014.  The income tax benefit was higher than the amount computed using the statutory rate because of the dividends received deduction and the domestic production activity deduction. On pretax income of $4,569,000 for fiscal 2013, the Company recorded a tax provision of $790,000 which was lower than the amount computed using the statutory rate primarily because of the available dividends received deduction and the domestic production activity deduction. The Company’s effective tax rate was -348% and 17% for fiscal 2014 and 2013, respectively.

The Company evaluated a tax position taken on its prior year tax return and determined that the position does not meet the more likely than not criteria. At September 30, 2014, the Company accrued a liability of approximately $3,244,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013. The Company does not anticipate a significant increase or decrease in this liability in the next twelve months. If recognized, it is expected these unrecognized tax benefits would not have a significant impact to the Company’s effective tax rate. The prior year’s income tax return which was filed in July 2014 reflected an income tax position contrary to the one accounted for in purchase accounting in December 2012. Interest and penalties of approximately $537,000 were recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the statement of comprehensive income.  A reconciliation of the beginning and ending balance for liabilities associated with these uncertain and unrecognized tax benefits is as follows:

Uncertain Tax Liability
	2014		2013		2012

Beginning balance	$	---	$	---		$700,000
Added liability for the prior year		2,393,000		---		---
Added liability for the current year		851,000		---		---
Tax payment upon settlement		---		---		(418,000)
Reduction adjustment		---		---		(282,000)
Ending balance		$3,244,000	$	---	$	---

At September 30, 2013 and 2012, there were no unrecognized tax benefits for the uncertain tax positions as the Company settled the previously claimed research and development credits in its tax returns for the fiscal 2002 to 2007 with the Internal Revenue Service in March 2012.   The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2011 with regards to federal income taxes and fiscal 2010 for state income taxes.

The subject acquisition was structured as a stock acquisition with an Internal Revenue Code Section 338(h)(10) election, which results in the acquisition being treated as an acquisition of assets for income tax purposes. The other acquisition was structured as an asset purchase. As such, the amounts allocated to customer relationships and purchased developed technology as well as goodwill are amortized over a 15-year period on a straight-line basis for tax purposes. Differences in the amortization period and methods between book and tax useful lives will result in deferred tax assets or liabilities.

4.	DEBTS AND COMMITMENTS

In December 2012, the Company borrowed from its investment margin account the purchase price of $14 million for the New Dawn acquisition, and in September 2013, it borrowed another $15.5 million for the ISD acquisition, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2014 was 0.75%. These investment margin account borrowings do not mature.

The Company owns its facilities in Los Angeles and leases space for its other Daily Journal offices under operating leases which expire at various dates through fiscal 2020. During fiscal 2014, the Company renewed its office lease for its San Francisco office for five years to end on October 31, 2019 with currently a monthly rent of approximately $22,000 for about 6,200 square feet. The Logan, Utah office operating lease entered into in December 2012 in connection with the New Dawn acquisition requires a monthly rent of $42,000 for about 30,200 square feet and will expire in December 2015, subject to certain extension options. Part of this office space is sub-leased to third parties under short-term leases for approximately $5,000 per month. ISD leases about 7,100 square feet of office space, expiring in March 2017, in Corona, California, for a monthly rent of about $12,000. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to these leased properties and certain other leased properties. Rental expenses for fiscal years 2014, 2013 and 2012 were $1,182,000, $884,000 and $455,000, respectively.

The following table represents the Company’s future obligations:

	Payments due by Fiscal Year
	2015	2016	2017	2018	2019	2020 and after	Total
Obligations under operating leases	$1,042,000	$583,000	$400,000	$283,000	$290,000	$24,000	$2,622,000
Long-term accrued liabilities	---	323,000	129,000	97,000	73,000	158,000	780,000
	$1,042,000	$906,000	$529,000	$380,000	$363,000	$182,000	$3,402,000

5.	CONTINGENCIES

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial position or results of operations or cash flows.

6.	REPORTABLE SEGMENTS

Operating segments are defined as components of an enterprise which has discrete financial information that is evaluated regularly by the Company’s Chief Executive Officer to decide how to allocate resources and to access performance.

In accordance with ASC 280-10, Segment Reporting, the Company has two segments of business. The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. Journal Technologies is an aggregation of three technology operating segments — Sustain, New Dawn and ISD. All inter-segment transactions were eliminated. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies*		Total
Fiscal 2014
Revenues
Advertising, net	$11,435,000	$	---	$11,435,000
Circulation	6,038,000		---	6,038,000
Advertising service fees and other	2,800,000		---	2,800,000
Licensing and maintenance fees	---		12,987,000	12,987,000
Consulting fees	---		4,002,000	4,002,000
Other public service fees	---		6,161,000	6,161,000
Income (loss) from operations	3,119,000		(5,309,000)	(2,190,000)
Pretax income (loss)	5,890,000		(5,749,000)	141,000
Income tax (expense) benefit	(1,860,000)		2,350,000	490,000
Net income (loss)	4,030,000		(3,399,000)	631,000
Total assets	191,904,000		51,973,000	243,877,000
Capital expenditures	110,000		325,000	435,000
Amortization of intangible assets	---		4,866,000	4,866,000

Fiscal 2013*
Revenues
Advertising, net	$14,472,000	$	---	$14,472,000
Circulation	6,346,000		---	6,346,000
Advertising service fees and other	3,012,000		---	3,012,000
Licensing and maintenance fees	---		9,942,000	9,942,000
Consulting fees	---		3,406,000	3,406,000
Other public service fees	---		498,000	498,000
Income (loss) from operations	7,974,000		(4,185,000)	3,789,000
Other-than-temporary impairment losses on investments	1,719,000		---	1,719,000
Pretax income (loss)	8,707,000		(4,138,000)	4,569,000
Income tax (expense) benefit	(3,053,000)		2,263,000	(790,000)
Net income (loss)	5,654,000		(1,875,000)	3,779,000
Total assets	155,452,000		47,611,000	203,063,000
Capital expenditures	96,000		184,000	280,000
Amortization of intangible assets	---		1,865,000	1,865,000

Fiscal 2012**
Revenues
Advertising, net	$19,221,000	$	---	$19,221,000
Circulation	6,530,000		---	6,530,000
Advertising service fees and other	3,205,000		---	3,205,000
Licensing and maintenance fees	---		2,205,000	2,205,000
Consulting fees	---		713,000	713,000
Income (loss) from operations	10,877,000		(2,195,000)	8,682,000
Other-than-temporary impairment losses on investments	2,855,000		---	2,855,000
Pretax income (loss)	10,089,000		(2,188,000)	7,901,000
Income tax benefit (expense)	(3,340,000)		980,000	(2,360,000)
Net income (loss)	6,749,000		(1,208,000)	5,541,000
Total assets	119,833,000		1,131,000	120,964,000
Capital expenditures	320,000		52,000	372,000

*

Includes (i) New Dawn’s financial results from December 5, 2012 through September 30, 2013 with revenues of $10,403,000 and expenses of $10,625,000 (including intangible amortization expenses of $1,587,000), and (ii)ISD’s September 2013 financial results with revenues of $784,000 and expenses of $694,000 (including intangible amortization expenses of $278,000).

**	Includes only Sustain’s financial results.

7.	RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

	Quarter ended
	December 31	March 31	June 30	September 30
	(in thousands except per share amounts)
2014
Revenues	$9,951	$10,828	$11,147	$11,497
Costs and expenses	11,220	11,346	11,410	11,637
Loss from operations	(1,269)	(518)	(263)	(140)
Other income	619	591	276	845
Income (loss) before taxes	(650)	73	13	705
Benefit from (provision for) income taxes	10	(20)	25	475
Net income (loss)	(640)	53	38	1,180
Basic and diluted net income (loss) per share	(.46)	.04	.03	.85

2013
Revenues	$7,693	$9,753	$9,204	$11,026
Costs and expenses	6,992	8,616	8,758	9,521
Income from operations	701	1,137	446	1,505
Other income	563	524	715	697
Other-than-temporary impairment losses on investments	---	---	---	(1,719)
Income before taxes	1,264	1,661	1,161	483
Benefits from (provision for) income taxes	(430)	(510)	(335)	485
Net income	834	1,151	826	968
Basic and diluted net income per share	.60	.83	.60	.71

The Company amended its Form 10-Q for the third quarter of fiscal 2014 to restate amounts due to errors in the accounting for income taxes in connection with one of its acquisitions in fiscal 2013 as discussed in detail in Note 3. A reconciliation showing the effects of the restatement on the financial statements included in the original Form 10-Q is provided below:

	Three months ended June 30, 2014
	Previously Reported	Adjustment	Restated
	(in thousands except per share amounts)
2014
Revenues	$11,147	$-	$11,147
Costs and expenses	11,410	-	11,410
Loss from operations	(263)	-	(263)
Other income	794	(518)	276
Income (loss) before taxes	531	(518)	13
Benefit from (provision for) income taxes	2,310	(2,285)	25
Net income (loss)	2,841	(2,803)	38
Basic and diluted net income (loss) per share	2.06	(2.03)	.03

8.	SUBSEQUENT EVENTS

 The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no subsequent events occurred that required recognition to the financial statements or disclosures in the Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Net applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014.  Based on that evaluation, management concluded that because of certain material weaknesses in its internal control over financial reporting, as further described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2014.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s consolidated financial statements. All internal controls, no matter how well designed, have inherent limitations, and sometimes they can have one or more material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Each year, management is required by SEC rules to evaluate the effectiveness of the Company’s internal control over financial reporting. That evaluation is conducted under the supervision and with the participation of Mr. Salzman, and is based on the framework in Internal Control-Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  If we identify any material weaknesses, the rules do not allow us to conclude that our internal control over financial reporting is effective.

As a small company, we have seven experienced employees in the accounting department, and three in the IT department. Accordingly, we are not able to segregate duties to the extent we could if we had more people, and we have not sufficiently designed and documented controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls. Our controller and the assistant to the controller post and review certain journal entries and also generate the system based financial reports used in key management review controls. Additionally, the controller and the assistant to the controller and department heads had administrative access to their respective IT systems.

Also, we do not have sufficient in-house technical accounting expertise to assess and apply accounting standards that pertain to non-routine transactions, to review the quarterly and annual tax analysis and provision, and to assess the adequacy of disclosures in our quarterly and annual consolidated financial statements.

Recognizing our deficiencies, we use mitigating controls, including a variety of internal procedures to check and double-check the areas where one person is responsible for multiple duties.  Among other things, the Company’s monitoring activities include monthly review and comparative analysis of financial, production and public information in prior periods by the Company’s department supervisors, the CEO/CFO and the Board of Directors. We also use a third party tax expert to assist with the quarterly and annual tax accounting, and on matters related to non-routine transactions. In addition, we believe our most important internal control is our hiring and retention of honest and capable people, whom we trust to do their jobs well.  Accordingly, we believe our overall internal control environment is sufficient for a company of our size.

In the context of the COSO framework, however, we believe that the above mentioned deficiencies constitute material weaknesses, and therefore we must conclude that our internal control over financial reporting was not effective as of September 30, 2014.  In this regard, as noted elsewhere in this Form 10-K, we were required to amend our Form 10-Q for the third quarter of fiscal 2014 to correct a misstatement in connection with our income tax accounting for one of our acquisitions. This resulted in material audit adjustments that primarily offset a previously recorded income tax benefit as well as additional disclosures in our consolidated financial statements.

Hiring additional experts and clerks to work in the accounting and IT departments would certainly help address these issues, but we do not believe it would be a wise use of shareholder money given how infrequently we undertake “non-routine” transactions.  That said, we intend to consider engaging additional third party consultants as appropriate to identify and assist us with accounting, tax and financial reporting issues. In addition, we intend to analyze whether we can improve the level of precision and redundancy in our mitigating controls.  We will also focus on improving security access controls to determine whether access to the departments’ own operational systems by the controller, the assistant to the controller and department heads could be limited in a way that would enhance our segregation of duties controls.

BDO USA, LLP, the Company’s independent registered public accounting firm, has included an attestation report on our internal control over financial reporting, which appears below.  Also, the Company’s consolidated financial statements in Item 8. Financial Statements and Supplementary Data contain an unqualified audit opinion from BDO USA, LLP.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited Daily Journal Corporation’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Daily Journal Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have concluded that there are the following material weaknesses which the Company has identified and described in management’s assessment:

The Company does not have sufficient technical expertise in assessing and applying accounting standards to non-routine transactions, reviewing the quarterly and annual tax analysis and provision, and assessing the adequacy of disclosures in the quarterly and annual consolidated financial statements. The Company amended its Form 10-Q for the third quarter of fiscal 2014 to restate amounts to correct a misstatement in the accounting for income taxes in connection with one of its acquisitions. This resulted in material audit adjustments the Company recorded to primarily offset the previously recorded income tax benefit as well as additional disclosures in the consolidated financial statements.

Additionally, the Company has not adequately designed and documented sufficient internal controls to support effective internal controls relating to the risk of fraud and management override of internal controls. The controller and the assistant to the controller post and review journal entries and also generate the system based financial reports used in key management review controls.  Further, the controller and the assistant to the controller and department heads had administrative access to their respective IT systems.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated January 28, 2015 on those consolidated financial statements.

In our opinion, Daily Journal Corporation did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Daily Journal Corporation as of September 30, 2014 and the consolidated statements of comprehensive income, shareholders' equity, and cash flows for the year then ended and our report dated January 28, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

January 28, 2015

Changes in Internal Control over Financial Reporting

In the fourth quarter of fiscal 2014, the Company critically assessed and refined its internal control over financial reporting and made certain changes as described below:

●	moved responsibility for setting up user access rights of the Company’s Sage financial system from the accounting department to the IT department;

●	updated some of the Company’s process documentation, primarily for the technology business;

●

adopted a control whereby the Chief Executive Officer/Chief Financial Officer or Controller initial and document their review of all of the tax schedules received from the Company’s third-party tax expert; and

●	instituted a process whereby the accounting and human resources departments cross-check each other with respect to new hires and salary changes.

Item 9B.	Other Information

  None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about March 25, 2015 (the “Proxy Statement”), is incorporated herein by reference.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012
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

DAILY JOURNAL CORPORATION

By	/s/ Gerald L. Salzman
Gerald L. Salzman
President

Date:	January 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Munger	Chairman of the Board	January 28, 2015
Charles T. Munger

/s/ Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	January 28, 2015
Gerald L. Salzman

/s/ J. P. Guerin	Director	January 28, 2015
J. P. Guerin

Director
Peter Kaufman

Director
Gary Wilcox

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

14	Daily Journal Corporation Code of Ethics.
21	Daily Journal Corporation’s List of Subsidiaries.
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonmy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

(±)	Filed as an Exhibit bearing the same number to the current report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2013.
(#)	Filed as an Exhibit to the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 14, 2012.
(‡)	Management Compensatory Plan.
*

XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.