Form 10-Q
period 2014-12-31
DAILY JOURNAL CORP
filed 2015-02-13
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

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

Large Accelerated Filer:	Accelerated Filer: X
Non-accelerated Filer:	Smaller Reporting Company:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:      No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2015
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

			Page Nos.
Part I	Financial Information

	Item 1.	Financial Statements

	Consolidated Balance Sheets - December 31, 2014 and September 30, 2014		3

	Consolidated Statements of Comprehensive Income (Loss) - Three months ended December 31, 2014 and 2013		4

	Consolidated Statements of Cash Flows - Three months ended December 31, 2014 and 2013		5

	Notes to Consolidated Financial Statements		6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4.	Controls and Procedures	16

Part II	Other Information

	Item 1A.	Risk Factors	17

	Item 6.	Exhibits	18

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30
	2014	2014

ASSETS
Current assets
Cash and cash equivalents	$8,660,000	$15,410,000
Marketable securities at fair value, including common stocks of $166,225,000 and bonds of $8,113,000 at December 31, 2014 and common stocks of $165,734,000 and bonds of $7,942,000 at September 30, 2014	174,338,000	173,676,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at December 31, 2014 and September 30, 2013, respectively	7,832,000	8,566,000
Inventories	55,000	51,000
Prepaid expenses and other assets	918,000	983,000
Income tax receivable	694,000	2,051,000
Total current assets	192,497,000	200,737,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,799,000	12,814,000
Furniture, office equipment and computer software	2,899,000	2,889,000
Machinery and equipment	1,870,000	1,864,000
	17,568,000	17,567,000
Less accumulated depreciation	(8,621,000)	(8,552,000)
	8,947,000	9,015,000
Intangibles, net	16,520,000	17,744,000
Goodwill	13,400,000	13,400,000
Deferred income taxes	3,462,000	2,981,000
	$234,826,000	$243,877,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,321,000	$4,344,000
Accrued liabilities	2,882,000	3,118,000
Deferred subscriptions	3,335,000	3,381,000
Deferred installation contracts	8,826,000	8,896,000
Deferred maintenance agreements and others	5,247,000	7,031,000
Deferred income taxes, net	43,997,000	46,502,000
Total current liabilities	67,608,000	73,272,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Deferred maintenance agreements	154,000	180,000
Income tax payable	3,182,000	3,244,000
Accrued interest and penalty for uncertain and unrecognized tax benefits	557,000	537,000
Accrued liabilities	670,000	780,000
Total long term liabilities	34,056,000	34,234,000

Commitments and contingencies (Note 9)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at December 31, 2014 and September 30, 2014	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	58,734,000	58,301,000
Accumulated other comprehensive income	72,659,000	76,301,000
Total shareholders' equity	133,162,000	136,371,000
	$234,826,000	$243,877,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended December 31
	2014	2013

Revenues
Advertising	$2,704,000	$2,848,000
Circulation	1,524,000	1,540,000
Advertising service fees and other	685,000	676,000
Licensing and maintenance fees	3,757,000	3,008,000
Consulting fees	1,192,000	417,000
Other public service fees	1,461,000	1,462,000
	11,323,000	9,951,000

Costs and expenses
Salaries and employee benefits	6,612,000	6,499,000
Other outside services	847,000	786,000
Postage and delivery expenses	332,000	321,000
Newsprint and printing expenses	342,000	329,000
Depreciation and amortization	1,360,000	1,364,000
Other general and administrative expenses	2,191,000	1,921,000
	11,684,000	11,220,000
Loss from operations	(361,000)	(1,269,000)
Other income (expense)
Dividends and interest income	828,000	654,000
Other income and capital gains	18,000	26,000
Interest expense accrued for uncertain and unrecognized tax benefits	(20,000)	---
Interest expense	(57,000)	(61,000)
Income (loss) before taxes	408,000	(650,000)
Benefit from income taxes	25,000	10,000
Net income (loss)	$433,000	$(640,000)

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income (loss) per share	$.31	$(.46)

Comprehensive (loss) income
Net income (loss)	$433,000	$(640,000)
Net change in unrealized appreciation of investments (net of taxes)	(3,642,000)	8,199,000
	$(3,209,000)	$7,559,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2014	2013

Cash flows from operating activities
Net income (loss)	$433,000	$(640,000)
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and amortization	1,360,000	1,364,000
Gains on sales of marketable securities	(4,000)	---
Deferred income taxes	(351,000)	(280,000)
Discounts earned on bonds	(1,000)	(1,000)
Changes in assets and liabilities
(Increase) decrease in current assets (net of acquisitions)
Accounts receivable, net	734,000	59,000
Inventories	(4,000)	24,000
Prepaid expenses and other assets	65,000	308,000
Income tax receivable	1,357,000	253,000
Increase (decrease) in liabilities (net of acquisitions)
Accounts payable	(1,023,000)	(540,000)
Accrued liabilities	(326,000)	(1,396,000)
Income taxes	(62,000)	---
Deferred subscriptions	(46,000)	(75,000)
Deferred maintenance agreements and others	(1,810,000)	(771,000)
Deferred installation contracts	(70,000)	564,000
Net cash provided (used for) by operating activities	252,000	(1,131,000)

Cash flows from investing activities
Sales of marketable securities	4,044,000	---
Purchases of marketable securities	(10,977,000)	---
Purchases of property, plant and equipment	(69,000)	(91,000)
Net cash used in investing activities	(7,002,000)	(91,000)

Decrease in cash and cash equivalents	(6,750,000)	(1,222,000)

Cash and cash equivalents
Beginning of period	15,410,000	11,338,000
End of period	$8,660,000	$10,116,000

Interest paid during period	$61,000	$61,000
Net income taxes (refunded) paid during period	$(969,000)	$17,000

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

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary, includes as of October 1, 2014, the combined operations of Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary since 2008; New Dawn Technologies, Inc. (“New Dawn”), acquired in December 2012; and ISD Technologies, Inc. (“ISD”), acquired in September 2013. Effective October 1, 2014, Sustain and ISD merged into New Dawn, and New Dawn changed its name to Journal Technologies. The merger was concluded in accordance with ASC 805-50-15, Business Combinations -- Transactions Between Entities Under Common Control which is when a parent’s subsidiary issues its shares in exchange for shares of another subsidiary previously owned by the same parent. Since pushdown accounting had been applied at the time of acquisitions, all assets and liabilities of Sustain and ISD were integrated into Journal Technologies at their carrying book values. Journal Technologies supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations, county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to bar members and the public, including a secure website to pay traffic citations online. These products are licensed to more than 500 organizations in 41 states, 3 U.S. territories and 2 other countries.

Essentially all of the Company’s operations are based in California, Arizona and Utah.

Note 2 - Basis of Presentation

Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of December 31, 2014, its results of operations for the three-month periods ended December 31, 2014 and 2013 and its cash flows for the three-month period ended December 31, 2014 and 2013. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Note 3 - Basic and Diluted Income Per Share

 The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

Note 4 - Intangible Assets

Intangible Assets

	December 31, 2014			September 30, 2014
	Customer Relationships	Developed Technology	Total	Customer Relationships	Developed Technology	Total

Gross intangible	$21,950,000	$2,525,000	$24,475,000	$21,950,000	$2,525,000	$24,475,000
Accumulated amortization	(7,102,000)	(853,000)	(7,955,000)	(6,004,000)	(727,000)	(6,731,000)
	$14,848,000	$1,672,000	$16,520,000	$15,946,000	$1,798,000	$17,744,000

These identifiable intangible assets are being amortized over five years for financial statement purposes due to the short life cycle of technology that customer relationships depend on, and over a 15-year period on a straight line basis for tax purposes. The intangible amortization expenses were $1,224,000 for the three months ended December 31, 2014 as compared with $1,195,000 in the prior year period.

Note 5 – Goodwill

The Company accounts for goodwill in accordance with ASC 350, Intangibles — Goodwill and Other. Goodwill, which is not amortized for financial statement purposes, is amortized over a 15-year period for tax purposes, but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation with respect to Journal Technologies include the current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the marketplace, the status of deferred installation contracts and new business, among other things.

In addition, Accounting Standards Codification 2011-08, Testing Goodwill for Impairment, allows for the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If it is determined based on qualitative factors that there is no impairment to goodwill, then the fair value of a reporting unit is not needed. If a quantitative analysis is required and the unit’s carrying amount exceeds its fair value, then the second step is performed to measure the amount of potential impairment. The Company’s annual goodwill impairment analysis in 2014 did not result in an impairment charge based on the qualitative assessment. There was no goodwill impairment during the three-month periods ended December 31, 2014 and 2013.

Note 6 – Revenue Recognition

For the Company’s traditional publishing business (the “Traditional Business”), proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term. Advertising revenues are recognized when advertisements are published and are net of commissions. An allowance for doubtful accounts is recorded for the accounts receivable.

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

Approximately 57% and 49% of the Company’s revenues during the three months ended December 31, 2014 and 2013, respectively, were derived from Journal Technologies.

The Company has established Vendor Specific Objective Evidence (VSOE) of fair value of the annual maintenance because a substantial majority of the Journal Technologies’ actual maintenance renewals is within a narrow range of pricing as a percentage of the underlying license fees for the legacy contracts and is deemed substantive.

Note 7 - Income Taxes

For the three months ended December 31, 2014, the Company recorded an income tax benefit of $25,000 on pretax income of $408,000. The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2015 to pretax income for the first quarter of fiscal 2015. The effective tax rate is lower than the statutory rate primarily due to the dividends received deduction and the domestic production activity deduction.   On pretax loss of $650,000 for the three months ended December 31, 2013, the Company recorded a tax benefit of $10,000 which was the net result from applying the effective tax rate anticipated for fiscal 2014 to the loss from continuing operations for the first quarter of fiscal 2014. The Company’s effective tax rate was -6% and 2% for the three months ended December 31, 2014 and 2013, respectively. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2011 with regard to federal income taxes and fiscal 2010 for state income taxes.

At December 31, 2014, the Company had an accrued liability of approximately $3,182,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013. The Company does not anticipate a significant increase or decrease in this liability in the next twelve months.   If recognized, it is expected that these unrecognized tax benefits would not have a significant impact to the Company’s effective tax rate.  During the first quarter of fiscal 2015, interest expenses of approximately $20,000 were recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the statement of comprehensive income (loss).

Note 8 - Investments in Marketable Securities

Investments in marketable securities categorized as “available-for-sale” are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of December 31, 2014 and September 30, 2014, an unrealized gain of $119,421,000 and $125,700,000, respectively, was recorded net of taxes of $46,261,000 and $48,896,000, respectively, in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

Investments in equity securities and securities with fixed maturity as of December 31, 2014 and September 30, 2014 are summarized below.

	December 31, 2014			September 30, 2014
	(Unaudited)
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$166,225,000	$49,980,000	$116,245,000	$165,734,000	$43,042,000	$122,692,000
Bonds	8,113,000	4,937,000	3,176,000	7,942,000	4,934,000	3,008,000
Total	$174,338,000	$54,917,000	$119,421,000	$173,676,000	$47,976,000	$125,700,000

All investments are classified as “Current assets” because they are available for sale at any time. The bonds mature in 2039.

As of December 31, 2014, the Company performed separate evaluations for impaired equity securities to determine if the unrealized losses were other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management objectives and securities portfolio objectives. Based on the results of the evaluations, the Company concluded that as of December 31, 2014, all unrealized losses related to the equity securities it owns were temporary.

Note 9 - Debt and Commitments and Contingencies

In December 2012, the Company borrowed from its investment margin account the purchase price of $14 million for the New Dawn acquisition, and in September 2013, it borrowed another $15.5 million for the ISD acquisition, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of December 31, 2014 was 0.75%. These investment margin account borrowings do not mature.

The Company owns its facilities in Los Angeles and leases space for its other Daily Journal offices under operating leases which expire at various dates through fiscal 2020. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to these leased properties and certain other leased properties. Rental expenses for three-month periods ended December 31, 2014 and 2013 were $283,000 and $275,000, respectively.

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial position or results of operations or cash flows.

Note 10 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Total
Three months ended December 31, 2014
Revenues
Advertising	$2,704,000	$	---	$2,704,000
Circulation	1,524,000		---	1,524,000
Advertising service fees and other	685,000		---	685,000
Licensing and maintenance fees	---		3,757,000	3,757,000
Consulting fees	---		1,192,000	1,192,000
Other public service fees	---		1,461,000	1,461,000
Income (loss) from operations	290,000		(651,000)	(361,000)
Pretax income (loss)	1,065,000		(657,000)	408,000
Income tax (expense) benefit	(225,000)		250,000	25,000
Net income (loss)	840,000		(407,000)	433,000
Total assets	186,851,000		47,975,000	234,826,000
Capital expenditures	58,000		11,000	69,000
Amortization of intangible assets	---		1,224,000	1,224,000

Three months ended December 31, 2013
Revenues
Advertising	$2,848,000	$	---	$2,848,000
Circulation	1,540,000		---	1,540,000
Advertising service fees and other	676,000		---	676,000
Licensing and maintenance fees	---		3,008,000	3,008,000
Consulting fees	---		417,000	417,000
Other public service fees	---		1,462,000	1,462,000
Income (loss) from operations	694,000		(1,963,000)	(1,269,000)
Pretax income (loss)	1,287,000		(1,937,000)	(650,000)
Income tax (expense) benefit	(840,000)		850,000	10,000
Net income (loss)	447,000		(1,087,000)	(640,000)
Total assets	167,142,000		46,779,000	213,921,000
Capital expenditures	25,000		66,000	91,000
Amortization of intangible assets	---		1,195,000	1,195,000

Note 11 - Subsequent Events

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of the Company, includes as of October 1, 2014, the combined operations of Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary since 2008; New Dawn Technologies, Inc. (“New Dawn”), acquired in December 2012); and ISD Technologies, Inc. (“ISD”), acquired in September 2013.

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper and magazine publishing and related services that the Company had before 1999 when it purchased a majority interest in Sustain, and (2) Journal Technologies, which supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations, county governments and bar associations.

Overall Results

During the three months ended December 31, 2014, consolidated pretax income increased by $1,058,000 (163%) to $408,000 from a loss of $650,000 in the prior year period. The Traditional Business segment’s pretax income decreased by $222,000 (17%) to $1,065,000 from $1,287,000, primarily resulting from a reduction in trustee sale notice and related service fee revenues of $215,000, partially offset by an increase in dividends and interest income of $174,000. Journal Technologies’ business segment pretax loss decreased by $1,280,000 (66%) to $657,000 primarily resulting from additional revenues as further discussed below.

Consequently, there was net income per share of $0.31 in the three months ended December 31, 2014, as compared with a net loss of $0.46 per share in the prior year period.

At December 31, 2014, the aggregate fair market value of the Company’s marketable securities was $174,338,000. These securities had approximately $119,421,000 of unrealized gains before taxes of $46,261,000 and generated approximately $828,000 in dividends and interest income during the period, which lowers the Company’s effective income tax rate because of the dividends received deduction.

Additional detail about each of the Company’s reportable segments and its comprehensive income is set forth below:

Reportable Segments (000)

	For the three months ended December 31
	Traditional Business		Journal Technologies				Total
	2014	2013	2014		2013		2014	2013
Revenues
Advertising	$2,704	$2,848	$	---	$	---	$2,704	$2,848
Circulation	1,524	1,540		---		---	1,524	1,540
Advertising service fees and other	685	676		---		---	685	676
Licensing and maintenance fees	---	---		3,757		3,008	3,757	3,008
Consulting fees	---	---		1,192		417	1,192	417
Other public service fees	---	---		1,461		1,462	1,461	1,462
	4,913	5,064		6,410		4,887	11,323	9,951
Expenses
Salaries and employee benefits	2.438	2,480		4,174		4,019	6,612	6,499
Amortization of intangible assets	---	---		1,224		1,195	1,224	1,195
Others	2,185	1,890		1,663		1,636	3,848	3,526
	4,623	4,370		7,061		6,850	11,684	11,220
Income (loss) from operations	290	694		(651)		(1,963)	(361)	(1,269)
Other income (loss)	775	593		(6)		26	769	619
Pretax income (loss)	$1,065	$1,287		$(657)		$(1,937)	$408	$(650)

****************

Comprehensive (Loss) Income

	Three months ended December 31
	2014	2013

Net income (loss)	$433,000	$(640,000)
Net change in unrealized appreciation of investments (net of taxes)	(3,642,000)	8,199,000
	$(3,209,000)	$7,559,000

Consolidated revenues were $11,323,000 and $9,951,000 for the three months ended December 31, 2014 and 2013, respectively. This increase of $1,372,000 (14%) was primarily from the additional Journal Technologies revenues of $1,523,000, partially offset by the reduction in trustee sale notice and related service fee revenues of $215,000. The Company’s revenues derived from Journal Technologies operations constituted about 57% and 49% of the Company’s total revenues for the three months ended December 31, 2014 and 2013, respectively.

Consolidated operating costs and expenses increased by $464,000 (4%) to $11,684,000 from $11,220,000, primarily resulting from additional expenses for Journal Technologies. Total personnel costs increased by $113,000 (2%) to $6,612,000 from $6,499,000 including additional personnel costs for Journal Technologies of $155,000.

The Traditional Business

The Traditional Business segment advertising revenues, which declined by $144,000 (5%) to $2,704,000 from $2,848,000, are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 27% during the three months ended December 31, 2014 as compared to the prior year period. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2015, and the Company’s print-based earnings will also decline significantly because it will be impractical for the Company to offset all revenue loss by expense reduction. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues in the three months ended December 31, 2014. Public notice advertising revenues and related advertising and other service fees constituted about 22% of the Company's total revenues. Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

We do not expect to experience an offsetting increase in commercial advertising because of the continuing challenges in the commercial advertising business, even though there was a small increase of $35,000 (4%) to $903,000 from $868,000. The Daily Journals accounted for about 86% of the Company's total circulation revenues, which declined by $16,000 (1%) to $1,524,000 from $1,540,000. The court rule and judicial profile services generated about 10% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating costs and expenses increased by $253,000 (6%) to $4,623,000 from $4,370,000 primarily due to annual salary adjustments and increased employee benefits.

Journal Technologies

Journal Technologies’ revenues increased by $1,523,000 (31%) to $6,410,000 from $4,887,000 in the prior year period. Licensing and maintenance fees increased by $749,000 (25%) to $3,757,000 from $3,008,000. Consulting fees increased by $775,000 (186%) to $1,192,000 from $417,000. Other public service fees decreased slightly by $1,000 from $1,462,000 to $1,461,000. In most cases, revenues from new installation projects will only be recognized, if at all, upon completion and acceptance of the services by the various customers. Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for software licenses and installation services. After a customer’s acceptance of the completed project, the advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on maintenance contracts represent prepayments of annual maintenance fees.

Journal Technologies’ operating expenses, which included the amortization of intangible assets of $1,224,000 and $1,195,000 in the three month periods ended December 31, 2014 and 2013, respectively, increased by $211,000 (3%) to $7,061,000 from $6,850,000 primarily due to increased personnel costs of $155,000. Identifiable intangible assets, including customer relationships and developed technology, are being amortized on a straight-line basis over five years due to the short life cycle of technology that customer relationships depend on and over 15 years for tax purposes. Goodwill, which is not amortized for financial statement purposes, is amortized over a 15-year period for tax purposes. Goodwill represents the expected synergies in expanding the Company’s software business. Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation include the current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. The Company is continuing to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Taxes

For the three months ended December 31, 2014, the Company recorded an income tax benefit of $25,000 on pretax income of $408,000. The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2015 to pretax income for the first quarter of fiscal 2015. The effective tax rate is lower than the statutory rate primarily due to the dividends received deduction and the domestic production activity deduction.   On pretax loss of $650,000 for the three months ended December 31, 2013, the Company recorded a tax benefit of $10,000 which was the net result from applying the effective tax rate anticipated for fiscal 2014 to the loss from continuing operations for the first quarter of fiscal 2014. The Company’s effective tax rate was -6% and 2% for the three months ended December 31, 2014 and 2013, respectively. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2011 with regard to federal income taxes and fiscal 2010 for state income taxes.

At December 31, 2014, the Company had an accrued liability of approximately $3,182,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013. The Company does not anticipate a significant increase or decrease in this liability in the next twelve months.   If recognized, it is expected that these unrecognized tax benefits would not have a significant impact to the Company’s effective tax rate.  During the first quarter of fiscal 2015, interest expenses of approximately $20,000 were recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the statement of comprehensive income (loss).

Liquidity and Capital Resources

During the three months ended December 31, 2014, the Company's cash and cash equivalents and marketable security positions decreased by $6,008,000 to $182,998,000. After selling marketable securities for $4,044,000 and realizing a pretax gain of approximately $4,000, cash and cash equivalents were used primarily for the purchase of other marketable securities of $10,977,000 and capital assets, including computer software and office equipment of about $69,000. The investments in marketable securities, which cost approximately $54,917,000 and had a market value of about $174,338,000 at December 31, 2014, generated approximately $828,000 in dividends and interest income, which lowers the Company’s effective income tax rate because of the dividends received deduction. As of December 31, 2014, there were unrealized investment pretax gains of $119,421,000 as compared to $125,700,000 as of September 30, 2014. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

The cash provided by operating activities of $252,000 included net decreases in deferred installation contracts and maintenance agreements of $1,880,000 and decreases in deferred subscriptions of $46,000. Cash flows from operating activities increased by $1,383,000 during the three months ended December 31, 2014 as compared to prior year period primarily resulting from increases in net income of $1,073,000 and decreases in accounts receivable of $675,000 primarily resulting from more collections.

As of December 31, 2014, the Company had working capital of $124,889,000, including the liabilities for deferred subscriptions and deferred installation contracts and maintenance agreements of $17,408,000, which are scheduled to be earned within one year, and the deferred tax liability of $46,261,000 for the unrealized gains described above.

The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital and expects that any such cash flows will be invested in its businesses. The Company may or may not have the ability to borrow against its marketable securities on favorable terms as it did for prior acquisitions. The Company also may entertain additional business acquisition opportunities. Any excess cash flows could be used to reduce the investment margin account liability or invested as management and the Board of Directors deem appropriate at the time.

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

As of December 31, 2014, the investments were concentrated in just seven companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement.

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

The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2014. The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’, reliance on professional services engagements with justice agencies, including California courts, for a substantial portion of its revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; the Company’s failure to timely file its Form 10-K for fiscal 2013 and 2014 and its quarterly reports on Form 10-Q for the first two quarters of fiscal 2014, and its decision to restate its Form 10-Q for the third quarter of fiscal 2014; and declines in the market prices of the Company’s investments. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s market risk, refer to Item 7A – Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K for the fiscal year ended September 30, 2014. There have been no material changes to the Company’s market risk exposures since September 30, 2014.

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2014, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014.  While the Company has been analyzing possible remedial steps, there were still material weaknesses existing as of December 31, 2014, and there were no material changes in the company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2014.

PART II

Item 1A. Risk Factors

There have been no material changes to the risk factors and uncertainties previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2014.

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

DATE: February 13, 2015