Form 10-Q
period 2015-03-31
DAILY JOURNAL CORP
filed 2015-05-08
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large Accelerated Filer:	Accelerated Filer: X
Non-accelerated Filer:	Smaller Reporting Company:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$11,855,000	$15,410,000
Marketable securities at fair value, including common stocks of $164,589,000 and bonds of $8,276,000 at March 31, 2015 and common stocks of $165,734,000 and bonds of $7,942,000 at September 30, 2014	172,865,000	173,676,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at March 31, 2015 and September 30, 2014, respectively	6,563,000	8,566,000
Inventories	38,000	51,000
Prepaid expenses and other assets	844,000	983,000
Income tax receivable	868,000	2,051,000
Total current assets	193,033,000	200,737,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,759,000	12,814,000
Furniture, office equipment and computer software	3,132,000	2,889,000
Machinery and equipment	1,864,000	1,864,000
	17,755,000	17,567,000
Less accumulated depreciation	(8,633,000)	(8,552,000)
	9,122,000	9,015,000
Intangibles, net	15,296,000	17,744,000
Goodwill	13,400,000	13,400,000
Deferred income taxes	3,744,000	2,981,000
	$234,595,000	$243,877,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,367,000	$4,344,000
Accrued liabilities	3,293,000	3,118,000
Deferred subscriptions	3,392,000	3,381,000
Deferred installation contracts	8,224,000	8,896,000
Deferred maintenance agreements and others	5,449,000	7,031,000
Deferred income taxes, net	43,097,000	46,502,000
Total current liabilities	67,822,000	73,272,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Deferred maintenance agreements	184,000	180,000
Income tax payable	3,121,000	3,244,000
Accrued interest and penalty for uncertain and unrecognized tax benefits	581,000	537,000
Accrued liabilities	530,000	780,000
Total long term liabilities	33,909,000	34,234,000

Commitments and contingencies (Note 9)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at March 31, 2015 and September 30, 2014	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	59,238,000	58,301,000
Accumulated other comprehensive income	71,857,000	76,301,000
Total shareholders' equity	132,864,000	136,371,000
	$234,595,000	$243,877,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31
	2015	2014

Revenues
Advertising	$2,549,000	$2,796,000
Circulation	1,460,000	1,476,000
Advertising service fees and other	650,000	661,000
Licensing and maintenance fees	3,680,000	3,135,000
Consulting fees	1,418,000	1,109,000
Other public service fees	1,635,000	1,651,000
	11,392,000	10,828,000

Costs and expenses
Salaries and employee benefits	6,771,000	6,358,000
Other outside services	835,000	801,000
Postage and delivery expenses	312,000	305,000
Newsprint and printing expenses	258,000	251,000
Depreciation and amortization	1,367,000	1,385,000
Other general and administrative expenses	2,815,000	2,246,000
	12,358,000	11,346,000
Loss from operations	(966,000)	(518,000)
Other income (expense)
Dividends and interest income	860,000	622,000
Other income and capital gains	14,000	25,000
Interest expense accrued for uncertain and unrecognized tax benefits	(24,000)	---
Interest expense	(55,000)	(56,000)
(Loss) income before income taxes	(171,000)	73,000
Benefit from (provision for) income taxes	675,000	(20,000)
Net income	$504,000	$53,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$.37	$.04

Comprehensive (loss) income
Net income	$504,000	$53,000
Net change in unrealized appreciation of investments (net of taxes)	(802,000)	10,667,000
	$(298,000)	$10,720,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Six months ended March 31
	2015	2014

Revenues
Advertising	$5,253,000	$5,644,000
Circulation	2,984,000	3,016,000
Advertising service fees and other	1,335,000	1,337,000
Licensing and maintenance fees	7,437,000	6,143,000
Consulting fees	2,610,000	1,526,000
Other public service fees	3,096,000	3,113,000
	22,715,000	20,779,000

Costs and expenses
Salaries and employee benefits	13,383,000	12,857,000
Other outside services	1,682,000	1,587,000
Postage and delivery expenses	644,000	626,000
Newsprint and printing expenses	600,000	580,000
Depreciation and amortization	2,727,000	2,749,000
Other general and administrative expenses	5,006,000	4,167,000
	24,042,000	22,566,000
Loss from operations	(1,327,000)	(1,787,000)
Other income (expense)
Dividends and interest income	1,688,000	1,276,000
Other income and capital gains	32,000	51,000
Interest expense accrued for uncertain and unrecognized tax benefits	(44,000)	---
Interest expense	(112,000)	(117,000)
Income (loss) before income taxes	237,000	(577,000)
Benefit from (provision for) income taxes	700,000	(10,000)
Net income (loss)	$937,000	$(587,000)

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income (loss) per share	$.68	$(.43)

Comprehensive (loss) income
Net income (loss)	$937,000	$(587,000)
Net change in unrealized appreciation of investments (net of taxes)	(4,444,000)	18,866,000
	$(3,507,000)	$18,279,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31
	2015	2014

Cash flows from operating activities
Net income (loss)	$937,000	$(587,000)
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and amortization	2,727,000	2,749,000
Gains on sales of marketable securities	(4,000)	--- -
Deferred income taxes	(862,000)	(375,000)
Discounts earned on bonds	(2,000)	(2,000)
Changes in assets and liabilities
(Increase) decrease in current assets (net of acquisitions)
Accounts receivable, net	2,003,000	(25,000)
Inventories	13,000	18,000
Prepaid expenses and other assets	139,000	427,000
Income tax receivable	1,183,000	289,000
Increase (decrease) in liabilities (net of acquisitions)
Accounts payable	23,000	(66,000)
Accrued liabilities	(31,000)	(1,874,000)
Income taxes	(123,000)	79,000
Deferred subscriptions	11,000	17,000
Deferred maintenance agreements and others	(1,578,000)	(1,390,000)
Deferred installation contracts	(672,000)	885,000
Net cash provided by operating activities	3,764,000	145,000

Cash flows from investing activities
Sales of marketable securities	4,044,000	--- -
Purchases of marketable securities	(10,977,000)	--- -
Purchases of property, plant and equipment	(386,000)	(209,000)
Net cash used in investing activities	(7,319,000)	(209,000)

Decrease in cash and cash equivalents	(3,555,000)	(64,000)

Cash and cash equivalents
Beginning of period	15,410,000	11,338,000
End of period	$11,855,000	$11,274,000

Interest paid during period	$112,000	$110,000
Net income taxes (refunded) paid during period	$(899,000)	$17,000

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

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary, includes as of October 1, 2014, the combined operations of Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary since 2008; New Dawn Technologies, Inc. (“New Dawn”), acquired in December 2012; and ISD Technologies, Inc. (“ISD”), acquired in September 2013. Effective October 1, 2014, Sustain and ISD merged into New Dawn, and New Dawn changed its name to Journal Technologies. The merger was concluded in accordance with Accounting Standards Codification (“ASC”) 805-50-15, Business Combinations - Transactions Between Entities Under Common Control which is when a parent’s subsidiary issues its shares in exchange for shares of another subsidiary previously owned by the same parent. Because pushdown accounting had been applied at the time of acquisitions, all assets and liabilities of Sustain and ISD were integrated into Journal Technologies at their carrying book values. Journal Technologies supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations, county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to bar members and the public, including a website to pay traffic citations online. These products are licensed to more than 500 organizations in 41 states, 3 U.S. territories and 2 other countries.

Essentially all of the Company’s operations are based in California, Arizona and Utah.

Note 2 - Basis of Presentation

        In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of March 31, 2015, its results of operations for the three- and six-month periods ended March 31, 2015 and 2014 and its cash flows for the six-month period ended March 31, 2015 and 2014. The results of operations for the three- and six-month periods ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

       The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Note 3 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

Note 4 - Intangible Assets

Intangible Assets

	March 31, 2015			September 30, 2014
	Customer Relationships	Developed Technology	Total	Customer Relationships	Developed Technology	Total

Gross intangible	$21,950,000	$2,525,000	$24,475,000	$21,950,000	$2,525,000	$24,475,000
Accumulated amortization	(8,199,000)	(980,000)	(9,179,000)	(6,004,000)	(727,000)	(6,731,000)
	$13,751,000	$1,545,000	$15,296,000	$15,946,000	$1,798,000	$17,744,000

These identifiable intangible assets are being amortized over five years for financial statement purposes due to the short life cycle of technology that customer relationships depend on and over a 15-year period on a straight line basis for tax purposes. The intangible amortization expenses were $2,448,000 for the six months ended March 31, 2015 as compared with $2,419,000 in the prior year period.

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

In addition, Accounting Standards Codification 2011-08, Testing Goodwill for Impairment, allows for the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If it is determined based on qualitative factors that there is no impairment to goodwill, then the fair value of a reporting unit is not needed. If a quantitative analysis is required and the unit’s carrying amount exceeds its fair value, then the second step is performed to measure the amount of potential impairment. The Company’s annual goodwill impairment analysis in 2014 did not result in an impairment charge based on the qualitative assessment. There was no goodwill impairment during the three- and six-month periods ended March 31, 2015 and 2014.

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

Approximately 58% and 52% of the Company’s revenues during the six months ended March 31, 2015 and 2014, respectively, were derived from Journal Technologies.

     The Company has established Vendor Specific Objective Evidence (VSOE) of fair value of the annual maintenance because a substantial majority of the Journal Technologies’ actual maintenance renewals is within a narrow range of pricing as a percentage of the underlying license fees for the legacy contracts and is deemed substantive.

Note 7 - Income Taxes

For the six months ended March 31, 2015, the Company recorded an income tax benefit of $700,000 on pretax income of $237,000. The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2015 to pretax income for the six months ended March 31, 2015. The effective tax rate is lower than the statutory rate primarily due to the dividends received deduction, the domestic production activity deduction and a discrete benefit of about $400,000 related to the California Enterprise Zone credits. On a pretax loss of $577,000 for the six months ended March 31, 2014, the Company recorded a tax provision of $10,000 which was the net result from applying the effective tax rate anticipated for fiscal 2014 to the loss from continuing operations for the first two quarters of fiscal 2014. The Company’s effective tax rate was -295% and -2% for the six months ended March 31, 2015 and 2014, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2011 with regard to federal income taxes and fiscal 2010 for state income taxes.

At March 31, 2015, the Company had an accrued liability of approximately $3,121,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013. The Company does not anticipate a significant increase or decrease in this liability in the next twelve months.   If recognized, it is expected that these unrecognized tax benefits would not have a significant impact on the Company’s effective tax rate. During the six months ended March 31, 2015, interest expense of approximately $44,000 was recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the statement of comprehensive income (loss).

Note 8 - Investments in Marketable Securities

Investments in marketable securities categorized as “available-for-sale” are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of March 31, 2015 and September 30, 2014, an unrealized gain of $117,948,000 and $125,700,000, respectively, was recorded net of taxes of $45,590,000 and $48,896,000, respectively, in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

Investments in equity securities and securities with fixed maturity as of March 31, 2015 and September 30, 2014 are summarized below.

	Investments
	March 31, 2015			September 30, 2014
	(Unaudited)
	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$164,589,000	$49,980,000	$114,609,000	$165,734,000	$43,042,000	$122,692,000
Bonds	8,276,000	4,937,000	3,339,000	7,942,000	4,934,000	3,008,000
Total	$172,865,000	$54,917,000	$117,948,000	$173,676,000	$47,976,000	$125,700,000

All investments are classified as “Current assets” because they are available for sale at any time. The bonds mature in 2039.

As of March 31, 2015, the Company performed separate evaluations for impaired equity securities to determine if the unrealized losses were other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management objectives and securities portfolio objectives. Based on the results of the evaluations, the Company concluded that as of March 31, 2015, all unrealized losses related to the equity securities it owns were temporary.

Note 9 - Debt and Commitments and Contingencies

In December 2012, the Company borrowed from its investment margin account the purchase price of $14 million for the New Dawn acquisition, and in September 2013, it borrowed another $15.5 million for the ISD acquisition, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of March 31, 2015 was 0.75%. These investment margin account borrowings do not mature.

The Company owns its facilities in Los Angeles and leases space for its other Daily Journal offices under operating leases which expire at various dates through fiscal 2020. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to these leased properties and certain other leased properties. Rental expenses for six-month periods ended March 31, 2015 and 2014 were $588,000 and $633,000, respectively.

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

Note 10 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Non-operating items		Total
Six months ended March 31, 2015
Revenues
Advertising	$5,253,000	$	---	$	---	$5,253,000
Circulation	2,984,000		---		---	2,984,000
Advertising service fees and other	1,335,000		---		---	1,335,000
Licensing and maintenance fees	---		7,437,000		---	7,437,000
Consulting fees	---		2,610,000		---	2,610,000
Other public service fees	---		3,096,000		---	3,096,000
Operating expenses	9,176,000		14,866,000		---	24,042,000
Income (loss) from operations	396,000		(1,723,000)		---	(1,327,000)
Dividends and interest income	---		---		1,688,000	1,688,000
Other income and capital gains	---		---		32,000	32,000
Interest expense accrued for uncertain and unrecognized tax benefits	---		---		(44,000)	(44,000)
Interest expenses	---		---		(112,000)	(112,000)
Pretax income (loss)	396,000		(1,723,000)		1,564,000	237,000
Income tax benefit	---		---		700,000	700,000
Net income (loss)	396,000		(1,723,000)		2,264,000	937,000
Total assets	14,012,000		47,718,000		172,865,000	234,595,000
Capital expenditures	306,000		80,000		---	386,000
Amortization of intangible assets	---		2,448,000		---	2,448,000

Six months ended March 31, 2014
Revenues
Advertising	$5,644,000	$	---		---	$5,644,000
Circulation	3,016,000		---		---	3,016,000
Advertising service fees and other	1,337,000		---		---	1,337,000
Licensing and maintenance fees	---		6,143,000		---	6,143,000
Consulting fees	---		1,526,000		---	1,526,000
Other public service fees	---		3,113,000		---	3,113,000
Operating expenses	8,863,000		13,703,000		---	22,566,000
Income (loss) from operations	1,134,000		(2,921,000)		---	(1,787,000)
Dividends and interest income	---		---		1,276,000	1,276,000
Other income and capital gains	---		---		51,000	51,000
Interest expenses	---		---		(117,000)	(117,000)
Pretax income (loss)	1,134,000		(2,921,000)		1,210,000	(577,000)
Income tax (expense)	---		---		(10,000)	(10,000)
Net income (loss)	1,134,000		(2,921,000)		1,200,000	(587,000)
Total assets	10,169,000		47,329,000		173,676,000	231,174,000
Capital expenditures	52,000		157,000		---	209,000
Amortization of intangible assets	---		2,419,000		---	2,419,000

	Reportable Segments
	Traditional Business	Journal Technologies		Non-operating items		Total

Three months ended March 31, 2015
Revenues
Advertising	$2,549,000	$	---	$	---	$2,549,000
Circulation	1,460,000		---		---	1,460,000
Advertising service fees and other	650,000		---		---	650,000
Licensing and maintenance fees	---		3,680,000		---	3,680,000
Consulting fees	---		1,418,000		---	1,418,000
Other public service fees	---		1,635,000		---	1,635,000
Operating expenses	4,553,000		7,805,000		---	12,358,000
Income (loss) from operations	106,000		(1,072,000)		---	(966,000)
Dividends and interest income	---		---		860,000	860,000
Other income and capital gains	---		---		14,000	14,000
Interest expense accrued for uncertain and unrecognized tax benefits	---		---		(24,000)	(24,000)
Interest expenses	---		---		(55,000)	(55,000)
Pretax income (loss)	106,000		(1,072,000)		795,000	(171,000)
Income tax benefit	---		---		675,000	675,000
Net income (loss)	106,000		(1,072,000)		1,470,000	504,000
Total assets	14,012,000		47,718,000		172,865,000	234,595,000
Capital expenditures	248,000		69,000		---	317,000
Amortization of intangible assets	---		1,224,000		---	1,224,000

Three months ended March 31, 2014
Revenues
Advertising	$2,796,000	$	---	$	---	$2,796,000
Circulation	1,476,000		---		---	1,476,000
Advertising service fees and other	661,000		---		---	661,000
Licensing and maintenance fees	---		3,135,000		---	3,135,000
Consulting fees	---		1,109,000		---	1,109,000
Other public service fees	---		1,651,000		---	1,651,000
Operating expenses	4,493,000		6,853,000		---	11,346,000
Income (loss) from operations	440,000		(958,000)		---	(518,000)
Dividends and interest income	---		---		622,000	622,000
Other income and capital gains	---		---		25,000	25,000
Interest expenses	---		---		(56,000)	(56,000)
Pretax income (loss)	440,000		(958,000)		591,000	73,000
Income tax expense	---		---		(20,000)	(20,000)
Net income (loss)	440,000		(958,000)		571,000	53,000
Total assets	10,169,000		47,329,000		173,676,000	231,174,000
Capital expenditures	27,000		91,000		---	118,000
Amortization of intangible assets	---		1,224,000		---	1,224,000

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper and magazine publishing and related services that the Company had before 1999 when it purchased a majority interest in Sustain, and (2) Journal Technologies, which supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations, county governments and bar associations. The Company also generates non-operating revenues in the form of dividends and interest income, and other income and capital gains, from its ownership of marketable securities.

Overall Results

During the six months ended March 31, 2015, consolidated pretax income increased by $814,000 (141%) to $237,000 from a loss of $577,000 in the prior year period. The Traditional Business segment’s pretax income decreased by $738,000 (65%) to $396,000 from $1,134,000, primarily resulting from a reduction in trustee sale notice and related service fee revenues of $447,000. Journal Technologies’ business segment pretax loss decreased by $1,198,000 (41%) to $1,723,000 primarily resulting from additional revenues as further discussed below. The Company’s non-operating income, net of expenses, increased by $354,000 (29%) to $1,564,000 primarily because of additional dividends and interest income from the marketable securities owned by the Company.

Additional detail about each of the Company’s reportable segments, its non-operating income and expenses, and its comprehensive income is set forth below:

Overall Operating Results (000)
For the six months ended March 31, 2015

	Reportable Segments
	Traditional Business		Journal Technologies				Non-operating income and expenses				Total
	2015	2014	2015		2014		2015		2014		2015	2014
Revenues
Advertising	$5,253	$5,644	$	---	$	---	$	---	$	---	$5,253	$5,644
Circulation	2,984	3,016		---		---		---		---	2,984	3,016
Advertising service fees and other	1,335	1,337		---		---		---		---	1,335	1,337
Licensing and maintenance fees	---	---		7,437		6,143		---		---	7,437	6,143
Consulting fees	---	---		2,610		1,526		---		---	2,610	1,526
Other public service fees	---	---		3,096		3,113		---		---	3,096	3,113
	9,572	9,997		13,143		10,782		---		---	22,715	20,779
Expenses
Salaries and employee benefits	4,937	4,929		8,446		7,928		---		---	13,383	12,857
Amortization of intangible assets	---	---		2,448		2,419		---		---	2,448	2,419
Others	4,239	3,934		3,972		3,356		---		---	8,211	7,290
	9,176	8,863		14,866		13,703		---		---	24,042	22,566
Income (loss) from operations	396	1,134		(1,723)		(2,921)		---		---	(1,327)	(1,787)
Other income (net), primarily dividends and interest income	---	---		---		---		1,564		1,210	1,564	1,210
Pretax income (loss)	$396	$1,134		$(1,723)		$(2,921)		$1,564		$1,210	$237	$(577)

Comprehensive (Loss) Income

	Six months ended March 31
	2015	2014

Net income (loss)	$937,000	$(587,000)
Net change in unrealized appreciation of investments (net of taxes)	(4,444,000)	18,866,000
	$(3,507,000)	$18,279,000

At March 31, 2015, the aggregate fair market value of the Company’s marketable securities was $172,865,000. These securities had approximately $117,948,000 of unrealized gains before taxes of $45,590,000 and generated approximately $1,688,000 in dividends and interest income during the period, which lowers the Company’s effective income tax rate because of the dividends received deduction.

Consolidated revenues were $22,715,000 and $20,779,000 for the six months ended March 31, 2015 and 2014, respectively. This increase of $1,936,000 (9%) was primarily from additional Journal Technologies licensing and maintenance and consulting revenues of $2,378,000, partially offset by the reduction in trustee sale notice and related service fee revenues of $447,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 58% and 52% of the Company’s total revenues for the six months ended March 31, 2015 and 2014, respectively. (Consolidated revenues were $11,392,000 and $10,828,000 for the three months ended March 31, 2015 and 2014, respectively.)

Consolidated operating costs and expenses increased by $1,476,000 (7%) to $24,042,000 from $22,566,000, primarily resulting from additional expenses for Journal Technologies. Total personnel costs increased by $526,000 (4%) to $13,383,000 from $12,857,000 including additional personnel costs for Journal Technologies of $518,000. (Consolidated operating costs were $12,358,000 and $11,346,000 for the three months ended March 31, 2015 and 2014, respectively.)

There was net income per share of $0.68 in the six months ended March 31, 2015, as compared with a net loss of $0.43 per share in the prior year period.

The Traditional Business

     The Traditional Business segment advertising revenues, which declined by $391,000 (7%) to $5,253,000 from $5,644,000, are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 26% during the six months ended March 31, 2015 as compared to the prior year period and accounted for almost all of the decline in revenues. Because this slowing is expected to continue, we anticipate there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2015, and the Company’s print-based earnings will also decline significantly because it will be impractical for the Company to offset all revenue loss by expense reduction. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues in the six months ended March 31, 2015. Public notice advertising revenues and related advertising and other service fees constituted about 21% of the Company's total revenues. Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

We do not expect to experience an offsetting increase in commercial advertising which had a small decrease of $14,000 (1%) to $1,800,000 from $1,814,000 because of the continuing challenges in the commercial advertising business. The Daily Journals accounted for about 87% of the Company's total circulation revenues, which declined by $32,000 (1%) to $2,984,000 from $3,016,000. The court rule and judicial profile services generated about 10% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses increased by $313,000 (4%) to $9,176,000 from $8,863,000 primarily due to additional outside tax specialist services.

Journal Technologies

Journal Technologies’ revenues increased by $2,361,000 (22%) to $13,143,000 from $10,782,000 in the prior year period. Licensing and maintenance fees increased by $1,294,000 (21%) to $7,437,000 from $6,143,000. Consulting fees increased by $1,084,000 (71%) to $2,610,000 from $1,526,000. Other public service fees decreased by $17,000 (1%) to $3,096,000 from $3,113,000. In most cases, revenues from new installation projects will only be recognized, if at all, upon completion and acceptance of the services by the various customers. Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for software licenses and installation services. After a customer’s acceptance of the completed project, the advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on maintenance contracts represent prepayments of annual maintenance fees.

Journal Technologies’ operating expenses, which included the amortization of intangible assets of $2,448,000 and $2,419,000 in the six-month periods ended March 31, 2015 and 2014, respectively, increased by $1,163,000 (8%) to $14,866,000 from $13,703,000 primarily due to increased personnel costs of $518,000 and travel expenses of $318,000. Identifiable intangible assets, including customer relationships and developed technology, are being amortized on a straight-line basis over five years due to the short life cycle of technology that customer relationships depend on and over 15 years for tax purposes. Goodwill, which is not amortized for financial statement purposes, is amortized over a 15-year period for tax purposes. Goodwill represents the expected synergies in expanding the Company’s software business. Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation include the current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. The Company is continuing to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Taxes

For the six months ended March 31, 2015, the Company recorded an income tax benefit of $700,000 on pretax income of $237,000. The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2015 to pretax income for the six months ended March 31, 2015. The effective tax rate is lower than the statutory rate primarily due to the dividends received deduction, the domestic production activity deduction and a discrete benefit of about $400,000 related to the California Enterprise Zone credits. On pretax loss of $577,000 for the six months ended March 31, 2014, the Company recorded a tax provision of $10,000 which was the net result from applying the effective tax rate anticipated for fiscal 2014 to the loss from continuing operations for the first two quarters of fiscal 2014. The Company’s effective tax rate was -295% and -2% for the six months ended March 31, 2015 and 2014, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2011 with regard to federal income taxes and fiscal 2010 for state income taxes.

At March 31, 2015, the Company had an accrued liability of approximately $3,121,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013. The Company does not anticipate a significant increase or decrease in this liability in the next twelve months.   If recognized, it is expected that these unrecognized tax benefits would not have a significant impact on the Company’s effective tax rate.  During the six months ended March 31, 2015, interest expense of approximately $44,000 was recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the statement of comprehensive income (loss).

Liquidity and Capital Resources

During the six months ended March 31, 2015, the Company's cash and cash equivalents and marketable security positions decreased by $4,366,000 to $184,720,000. After selling marketable securities for $4,044,000 and realizing a pretax gain of approximately $4,000, cash and cash equivalents were used primarily for the purchase of other marketable securities of $10,977,000 and capital assets, including computer software and office equipment of about $386,000. The investments in marketable securities, which cost approximately $54,917,000 and had a market value of about $172,865,000 at March 31, 2015, generated approximately $1,688,000 in dividends and interest income, which lowers the Company’s effective income tax rate because of the dividends received deduction. As of March 31, 2015, there were unrealized investment pretax gains of $117,948,000 as compared to $125,700,000 as of September 30, 2014. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

The cash provided by operating activities of $3,764,000 included decreases in deferred installation contracts and maintenance agreements of $2,250,000, partially offset by increases in deferred subscriptions of $11,000. Cash flows from operating activities increased by $3,619,000 during the six months ended March 31, 2015 as compared to the prior year period primarily resulting from increases in net income of $1,524,000 and decreases in accounts receivable of $2,028,000 primarily resulting from more collections.

As of March 31, 2015, the Company had working capital of $125,211,000, including the liabilities for deferred subscriptions and deferred installation contracts and maintenance agreements of $13,673,000, which are scheduled to be earned within one year, and the deferred tax liability of $45,590,000 for the unrealized gains described above.

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

As of March 31, 2015, the investments were concentrated in just seven companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies, including California courts, for a substantial portion of its revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; possible security breaches of the Company’s software or websites; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting, and its decision to restate its Form 10-Q for the third quarter of fiscal 2014; and declines in the market prices of the Company’s investments. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s market risk, refer to Item 7A – Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K for the fiscal year ended September 30, 2014. There have been no material changes to the Company’s market risk exposures since September 30, 2014.

    Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2014, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015. While the Company has been analyzing possible remedial steps, there were still material weaknesses existing as of March 31, 2015, and there were no material changes in the company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the six months ended March 31, 2015.

PART II

Item 1A. Risk Factors

In addition to the risk factors and uncertainties previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2014, the Company hereby adds the following:

We cannot be sure that customer information and systems are fully protected against security breaches. Journal Technologies’ software processes and stores customer information in the conduct of its business, including in some cases by utilizing a cloud-based system supplied by a third-party vendor. Despite our efforts to maintain up-to-date security controls, it is possible that our system could be improperly used to access or misappropriate customer systems or information, including personally identifiable or other confidential information. A material security breach of this nature could harm our reputation, cause us to lose current and potential customers, require us to allocate more resources to information security, or subject us or our customers to liability, resulting in increased costs, loss of revenue, or both. The Traditional Business also operates certain websites that process and, in certain cases, store customer information. A minor security breach was discovered on a website operated by The Traditional Business, and although it was remediated, there can be no assurance that there will not be more material breaches in the future. Also, our insurance may not cover all of the costs that we may incur as a result of a material security breach.

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

DATE: May 8, 2015