Form 10-K
period 2015-09-30
DAILY JOURNAL CORP
filed 2015-12-14
CIK 783412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2015

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

            Large accelerated ☐             Accelerated filer ☒             Non-accelerated filer ☐             Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

       Yes      No ☒

As of March 31, 2015, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $198,239,000.

As of November 30, 2015 there were outstanding 1,380,746 shares of Common Stock of Daily Journal Corporation.

Disclosure Regarding Forward-Looking Statements

   This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies, including California courts, for a substantial portion of its revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; possible security breaches of the Company’s software or websites; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-K, including in conjunction with the forward-looking statements themselves, and in other documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1. Business

The Company publishes newspapers and web sites covering California and Arizona and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. We often refer to this as “The Traditional Business”.

Journal Technologies, Inc. (“Journal Technologies”), a wholly owned subsidiary of the Company, supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations, county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including a website to pay traffic citations online, and bar members. These products are licensed to more than 500 organizations in 41 states and internationally. Journal Technologies is the result of the October 1, 2014 merger of the Company’s three technology-related subsidiaries, which were previously separate companies: Sustain Technologies, Inc. (“Sustain”), a wholly owned subsidiary since 2008; New Dawn Technologies, Inc. (“New Dawn”), acquired in December 2012; and ISD Technologies, Inc. (“ISD”), acquired in September 2013.

Essentially all of the Company’s operations are based in California, Arizona and Utah. Financial information of the Company, including information about each of the Company’s reportable segments, is set forth in Item 8 (“Financial Statements and Supplementary Data”).

Products and Services

The Traditional Business

Newspapers and related online publications. The Company publishes 10 newspapers of general circulation. Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus with regard to its news coverage, thereby attracting readers interested in obtaining information about that area through a newspaper format. Effective October 1, 2015, the Company has discontinued the publication of the California Lawyer magazine and the California Directory of Attorneys. The Company also discontinued publication of the San Diego Commerce on September 19, 2015 and concurrently replaced it through a small acquisition of The Daily Transcript, which serves the San Diego market. These changes are not expected to materially impact the Company’s financial results.

The publications are based in the following cities:

Newspaper publications	Base of publication

Los Angeles Daily Journal	Los Angeles, California
Daily Commerce	Los Angeles, California
San Francisco Daily Journal	San Francisco, California
The Daily Recorder	Sacramento, California
The Inter-City Express	Oakland, California
San Jose Post-Record	San Jose, California
Orange County Reporter	Santa Ana, California
The Daily Transcript	San Diego, California
Business Journal	Riverside, California
The Record Reporter	Phoenix, Arizona

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

The Daily Journals contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2015, the Los Angeles Daily Journal had approximately 5,300 paid subscribers and the San Francisco Daily Journal had approximately 2,700 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 8,200 at September 30, 2014. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 64% to subscriptions and 36% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 18% of the Company's total fiscal 2015 revenues, 19% in 2014, 23% in 2013, 28% in 2012 and 27% in 2011.

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

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, San Diego, Riverside and San Bernardino counties receive copies by hand delivery. The regular yearly subscription rate for each of The Daily Journals is $788.

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

The Daily Transcript. The Daily Transcript (San Diego) is published five days a week and carries general news of local interest and public notice advertising and has been an adjudicated newspaper of general circulation since 1909. The Daily Transcript also serves legal and real estate professionals in San Diego County.

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

Advertising and Newspaper Representative. The Company's publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 8% of the Company’s total revenues in fiscal 2015, 9% in 2014, 11% in 2013, 15% in 2012 and 14% in 2011. Classified advertising has continued to decline primarily due to the continued downturn in the employment advertising marketplace and competition from online employment web sites.

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

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 22% of the Company's total revenues in fiscal 2015, 24% in 2014, 35% in 2013, 56% in 2012 and 58% in 2011. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising was placed and (iii) service fees generated when filing notices with government agencies.

Trustee sales legal advertising revenues alone represented about 6% of the Company’s total revenues in fiscal 2015, 7% in 2014, 17% in 2013, 56% in 2012 and 58% in 2011. For several years, these revenues were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law, but the number of foreclosures has continued to decline. In addition, in many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

Journal Technologies

Journal Technologies provides case management software and related services to courts and other justice agencies. Its operations constituted about 57% of the Company’s total revenues in fiscal 2015, 53% in 2014, 37% in 2013, 9% in 2012 and 9% in 2011 (with the 2011-2012 numbers reflecting Sustain only). Journal Technologies earns revenue from license and maintenance fees paid by customers to use its software products; consulting fees paid by customers for installation, implementation and training services; and fees generated by the use of secure websites through which the general public can pay traffic citations.  Journal Technologies has the following main products:

eCourt®, eProsecutor, eDefender and eProbation — browser-based case processing systems that can be used by courts and other justice agencies for all case types because its screens, data elements, business rules, work queues, searches and alerts are highly configurable.  Journal Technologies also supports its prior generation Justice Edition software, which is a Windows-based system that also provides for customizable configurability.

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

ICMS™ — a court case management system, which was acquired as part of the acquisition of the ISD assets. Journal Technologies also licenses CASE™ — an automated probation case management system, including juvenile hall detention management features.

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

The Company’s revenues from Journal Technologies’ foreign customers were $278,000 in fiscal 2015, $332,000 in fiscal 2014, and $301,000 in fiscal 2013. All of the Company’s other revenues in those years were attributable to the United States.

Materials and Postage

After personnel costs (included in “Salaries and employee benefits” and in “Outside services” in the accompanying consolidated statements of comprehensive income (loss)), postage and paper costs are typically the Company's next two largest expenses. Paper and postage accounted for approximately 6% of our traditional publishing segment's operating costs in fiscal 2015, 7% in 2014, 7% in 2013, 6% in 2012 and 6% in 2011. Paper prices may fluctuate substantially in the future, and periodic postal rate increases could significantly impact income from operations. Further, we may not be able to pass on such increases to our customers.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. The price of paper remained unchanged during fiscal 2015. We anticipate the price of paper will remain unchanged at least through June 2016.

We use the U.S. Postal Service for distribution of a majority of our newspapers.  During the past several years, the Company has instituted changes in an attempt to mitigate higher postage costs. These changes have included contracting for hand delivery in selected sections of the San Francisco Bay area and in Santa Clara, Alameda, San Diego, Riverside, San Bernardino, Orange and Los Angeles counties, delivering pre-sorted newspapers to the post office on pallets, which facilitates delivery and improves service, and implementing a method of bundling newspapers which reduces the per piece charges. In addition, the Company has an ink jet labeler which eliminates paper labels and enables the Company to receive bar code discounts from the postal service on some of its newspapers.

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, the U.S. Postal Service has increased postal rates. There were decreases in the Company’s postage costs during fiscal 2015 primarily due to fewer subscribers.

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

Competition

Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. The Daily Journals face aggressive competition, including amazingly low prices for multiple copy subscriptions, from law-oriented newspapers in Los Angeles and San Francisco. All of the Company's business publications and products face strong competition from other publications and service companies. Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company's newspapers provide along with general news coverage attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage as does the Company, but the Company believes its coverage, particularly that of The Daily Journals, is more complete and therefore attracts more readers. The Company believes that The Daily Journals are the most important newspapers serving California lawyers on a daily basis.

The Company's court rules publications face competition in both the Southern California and Northern California markets from online court rules services and the courts themselves. Subscriptions to the multi-volume Court Rules and Local Rules volumes continued to decline during fiscal 2015. The Company's Judicial Profile services have direct competition and also indirect competition, because some of the same information is available through other sources, including the courts.

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

The Company competes with anywhere from one serious competitor to many competing newspapers for public notice advertising revenue in all of its markets. Large metropolitan general interest newspapers normally do not carry a significant amount of legal advertising, although recently they too have solicited certain types of public notice advertising. CNSB, the Company’s commission-earning selling agent, faces competition from a number of companies based in California, some of which specialize in placing certain types of notices.

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

Employees

The Company has approximately 320 full-time employees and contractors and about 30 part-time employees and contractors as of September 30, 2015. This includes about 150 full-time employees and contractors and 20 part-time employees and contractors of Journal Technologies. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

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

Working Capital

Traditionally, the Company has generated sufficient cash flow from operations to cover all its needs without significant borrowing. To a considerable extent, the Company benefits from the fact that subscriptions and some licenses, maintenance and consulting fees are paid in advance. In addition, the aggregate market value of the securities owned by the Company has increased significantly in recent years (although fiscal 2015 was an exception), providing the Company with even more working capital, subject, of course, to the normal risks associated with owning stocks and bonds. In December 2012, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn, and in September 2013, it borrowed another $15.5 million to acquire substantially all of the operating assets and liabilities of ISD, in each case pledging its marketable securities to obtain favorable financing.

The Company believes it has sufficient cash and marketable securities for the foreseeable future. If the Company’s overall cash needs exceed cash flow from operations and its current working capital, the Company may still have the ability to borrow against its marketable securities on favorable terms as it did for the New Dawn and ISD acquisitions, or it may attempt to secure additional financing which may or may not be available on acceptable terms.

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

Access to Our Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are not available on our website, www.dailyjournal.com, which is generally dedicated to the content of our publications. We will, however, provide these filings in electronic or paper format free of charge upon request addressed to our Secretary at our principal executive offices. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov. The public may also read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

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

For several years, the revenues of The Traditional Business were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law. The number of foreclosures continued to decline in 2015 and is expected to continue to decline in 2016. Along with improvements in the economy, the California Homeowner’s Bill of Rights imposed new requirements effective January 1, 2013 that have contributed to the slowdown in foreclosures. We expect this trend to continue, and it will significantly impact the earnings of The Traditional Business because it will be impractical for the Company to offset the revenue loss with expense reductions.

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

In addition, if the adjudication, which is what gives publishers the legal ability to publish public notice advertising, of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could materially affect the revenues of The Traditional Business.

The Traditional Business faces strong competition in each of its markets.

Competition for readers and advertisers is very intense, both from established publications and from new entrants into the market. The Daily Journals face aggressive competition, including amazingly low prices for multiple copy subscriptions from law-oriented newspapers in Los Angeles and San Francisco. The Company’s court rules publications face competition in both Northern and Southern California from online court rules services and the courts themselves. The steady decline in recent years in the number of subscriptions to The Daily Journals and the court rule publications is likely to continue and will certainly impact The Traditional Business’ future revenues.

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

After personnel costs, postage and paper costs are typically the Company’s next two largest expenses. An adequate supply of newsprint and other paper is important to the operations of The Traditional Business. The Company currently does not have a contract with any paper supplier, and in the past, shortages of newsprint have sometimes resulted in higher prices. The price of paper has remained unchanged since fiscal year 2013, and we expect it to remain unchanged at least through June 2016.

The Traditional Business uses the U.S. Postal Service for distribution of a majority of its newspapers and magazine. Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, postal rates have increased. Postal rates and fees may increase more in the future. Further, we may not be able to pass on increases in paper and postage costs to our customers.

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

Journal Technologies faces significant competition from other case management software vendors.

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

Risks Associated with Our Holdings of Marketable Securities

A large portion of the Company’s assets is held in publicly traded securities, and the prices of those securities may decline.

As of September 30, 2015, the Company held marketable securities worth approximately $166,041,000, with an unrealized gain for financial statement purposes of $111,498,000. While this portfolio has enabled the Company to borrow on very favorable terms for the New Dawn and ISD acquisitions and to better compete for case management software opportunities that are usually limited to “large” firms, it is unusual for a public company to invest a significant amount of its available cash in the marketable securities of other public companies. The value of these securities could decline, which would adversely affect shareholders’ equity.

Also, as of September 30, 2015, the Company’s holdings of marketable securities were concentrated in just seven companies and included two based in foreign currencies. Accordingly, a significant decline in the market value and unfavorable changes in the foreign exchange rates of one or more of the Company’s holdings may not be offset by hypothetically better performance of other holdings. This concentration of risk may result in a more pronounced effect on shareholders’ equity.

In certain circumstances, the Company may be required to recognize losses in a particular security for financial statement purposes even though the Company has not actually sold the security.

Even if the Company’s marketable securities as a whole perform extraordinarily well, for accounting reasons, an “other than temporary impairment” in a particular security may result in the need to recognize a loss with respect to that security in the Company’s income statement in a particular period. This has happened this fiscal year and in the other two previous fiscal years prior to last year, and it may happen again in the future with respect to the same securities or other securities owned by the Company. This requirement to recognize a loss could have a material effect on the Company’s earnings in a particular period. Also, at times, the Company may hold marketable securities denominated in currencies other than the United States Dollar. When it does, the Company may be at risk for significant fluctuations in the applicable foreign currency exchange rates, which would affect the profitability of such marketable securities.

General Corporate Risks

The Company relies heavily on the services of Gerald Salzman.

Gerald Salzman, 76, serves as the Company’s president, chief executive officer, chief financial officer, treasurer and assistant secretary. He is also the president, chief executive officer, chief financial officer and secretary of Journal Technologies. If Mr. Salzman’s services were no longer available to the Company, it is unlikely that the Company could find a single replacement to perform all of the duties now handled by him, and it could have a significant adverse effect on the Company’s business. The Company does not carry key man life insurance, nor has it entered into an employment agreement with Mr. Salzman.

Changes in accounting guidance could have a significant effect on the Company’s reported financial results.

Preparing consolidated financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies and the prevailing accounting guidance. The Company considers fair value measurement and disclosures, revenue recognition, accounting for software costs, accounting for business combinations, testing for goodwill and intangible impairments and income taxes to be critical accounting policies and estimates. A change in the accounting guidance with respect to one or more of these areas could materially affect the Company’s reported financial results.

We cannot be sure that customer information and systems are fully protected against security breaches.

Journal Technologies’ software processes and stores customer information in the conduct of its business, including in some cases by utilizing a cloud-based system supplied by a third-party vendor.  Despite our efforts to maintain up-to-date security controls, it is possible that our system could be improperly used to access or misappropriate customer systems or information, including personally identifiable or other confidential information.  A material security breach of this nature could harm our reputation, cause us to lose current and potential customers, require us to allocate more resources to information security, or subject us or our customers to liability, resulting in increased costs, loss of revenue, or both.  The Traditional Business also operates certain websites that process and, in certain cases, store customer information.  A minor security breach was discovered on a website operated by The Traditional Business in early fiscal 2015, and although it was remediated, there can be no assurance that there will not be more material breaches in the future.  Also, our insurance may not cover all of the costs that we may incur as a result of a material security breach.

The Company has identified certain material weaknesses in its internal control over financial reporting.

The Company has identified certain material weaknesses in its internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide management and the Board of Directors with reasonable assurance regarding the preparation and fair presentation of the Company’s consolidated financial statements. As a small company, we have eight experienced employees in the accounting department and three in the IT department. Accordingly, we are not able to segregate duties to the extent we could if we had more people, and we have not sufficiently designed and documented controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls. Further, the Company does not have sufficient technical expertise in assessing and applying accounting standards to complex and/or non-routine transactions, reviewing the quarterly and annual tax analysis and provision, and assessing the adequacy of disclosures in the quarterly and annual consolidated financial statements.

We believe that our overall internal control environment is sufficient for a company of our size. However, the existence of material weaknesses means that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. This may result in legal, operational, financial and regulatory issues. For more information regarding the material weaknesses, the mitigating controls used by the Company and certain remedial steps being taken or considered, please see Part II. Item 9A Controls and Procedures.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns office and printing facilities in Los Angeles and office space in Logan, Utah and leases space for its other offices under operating leases which expire at various dates through 2020.

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

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies.

The Company leases approximately 6,200 square feet of office space (expiring in October 2019) in San Francisco. Journal Technologies leases about 7,100 square feet of office space (expiring in March 2017) in Corona, California. In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years’ duration. The Company believes that it has adequate office space.

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

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the sales prices of the Company’s common stock for the periods indicated. Quotations are as reported by the NASDAQ Capital Market.

	High	Low
Fiscal 2015
Quarter ended December 31, 2014	$280.51	$173.97
Quarter ended March 31, 2015	253.25	168.90
Quarter ended June 30, 2015	222.50	183.61
Quarter ended September 30, 2015	224.17	183.67

Fiscal 2014
Quarter ended December 31, 2013	$191.85	$134.06
Quarter ended March 31, 2014	194.87	154.12
Quarter ended June 30, 2014	219.68	161.17
Quarter ended September 30, 2014	210.00	168.07

As of December 2, 2015, there were approximately 540 holders of record of the Company’s common stock, and the last trade was at $212.54 per share.

The Company did not declare or pay any dividends during fiscal 2015, 2014 or 2013. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past three fiscal years.

From time to time, the Company has repurchased shares of its common stock and may continue to do so. The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan. See Note 2 of Notes to Consolidated Financial Statements for more information. The Company’s stock repurchase program remains in effect, but the Company did not repurchase any shares during fiscal 2015 or 2014.

The following graph shows a five-year comparison of cumulative total return on the Company’s common stock, Standard & Poor’s 500 Composite Index, Standard & Poor’s Publishing MidCap Index and Standard & Poor’s Software & Services Select Industry Index, assuming $100 was invested on September 30, 2010, and all dividends were reinvested. The Company has not declared a dividend in any of the fiscal years shown.

Daily Journal Corporation

Total Cumulative Shareholder Return for Five Years Ended September 30, 2015

Item 6. Selected Financial Data

The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 2015. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included herein.

	Fiscal Year Ended September 30
	2015	2014	2013	2012	2011
	(Dollar amounts in thousands, except share and per share amounts)
Consolidated Statement of Comprehensive Income (Loss):
Revenues
Advertising, net	$10,502	$11,435	$14,472	$19,221	$21,337
Circulation	5,915	6,038	6,346	6,530	6,767
Advertising service fees and other	2,703	2,800	3,012	3,205	3,428
Licensing and maintenance fees	13,984	12,987	9,942	2,205	2,167
Consulting fees	4,704	4,002	3,406	713	814
Other public service fees	6,170	6,161	498	---	---
	43,978	43,423	37,676	31,874	34,513
Costs and expenses
Salaries and employee benefits	26,010	25,262	19,236	13,592	13,473
Outside services	3,524	3,212	3,086	2,956	3,168
Postage and delivery costs	1,318	1,281	1,328	1,375	1,437
Newsprint and printing expenses	1,225	1,221	1,307	1,321	1,382
Depreciation and amortization	5,531	5,516	2,441	503	535
Other general and administrative expenses	9,882	9,121	6,489	3,445	3,716
	47,490	45,613	33,887	23,192	23,711
(Loss) income from operations	(3,512)	(2,190)	3,789	8,682	10,802
Other income and expenses
Dividends and interest income	3,829	3,001	2,541	1,967	1,233
Other income	65	97	54	---	---
Interest expenses on margin loans	(224)	(230)	(97)	---	---
Interest and penalty (expense) expense reversal accrued for uncertain and unrecognized tax benefits	(96)	(537)	---	100	(36)
Gains on sales of capital assets	4	---	1	7	1
Other-than temporary impairment losses on investment	(376)	---	(1,719)	(2,855)	---
Income (loss) before taxes	(310)	141	4,569	7,901	12,000
Benefit from (provision for) income taxes	1,120	490	(790)	(2,360)	(4,160)
Net income	$810	$631	$3,779	$5,541	$7,840
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746	1,380,746	1,380,746	1,380,746
Basic and diluted net income per share	$0.59	$0.46	$2.74	$4.01	$5.68

Comprehensive
Net income	$810	$631	$3,779	$5,541	$7,840
Net change in unrealized appreciation of investments (net of taxes)	(8,811)	22,393	21,292	15,085	(3,627)
Reclassification adjustment of other-than-temporary impairment losses recognized in net income	230	---	1,051	1,720	---
Net change in comprehensive income (loss)	$(7,771)	$23,024	$26,122	$22,346	$4,213

	September 30
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Total assets	$228,196	$243,877	$203,063	$120,964	$90,816
Shareholders’ equity	128,600	136,371	113,347	87,225	64,879

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a majority interest in Sustain, and (2) Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary, which includes as of October 1, 2014, the combined operations of Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary since 2008; New Dawn Technologies, Inc. (“New Dawn”), acquired in December 2012; and ISD Technologies, Inc. (“ISD”), acquired in September 2013. Journal Technologies supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to bar members and the public, including a website to pay traffic citations online. These products are licensed to more than 500 organizations in 41 states and internationally.

Fiscal 2015 compared to fiscal 2014

Overall Results

During fiscal 2015, consolidated pretax loss was $310,000 as compared to a profit of $141,000 in the prior year. The Traditional Business segment’s pretax income decreased by $2,037,000 (65%) to $1,082,000 from $3,119,000, primarily resulting from decreases in trustee sale notice and related service fee revenues of $881,000, commercial advertising revenues of $237,000 and circulation revenues of $123,000, and increased expenses of $884,000 primarily for increased personnel costs and legal, accounting and tax fees. Journal Technologies’ business segment pretax loss decreased by $1,156,000 (20%) to $4,690,000 from $5,846,000 primarily resulting from increased licensing and maintenance fees and consulting fees of $1,699,000 (10%), partially offset by increased personnel costs of $524,000. The Company’s non-operating income, net of expenses, increased by $430,000 (15%) to $3,298,000 primarily because of additional dividends and interest income from the Company’s marketable securities. There were pretax other than temporary impairment losses on investments of $376,000 in fiscal 2015 and none in fiscal 2014.

Additional detail about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)

For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2015	2014	2015		2014		2015		2014		2015	2014
Revenues
Advertising	$10,502	$11,435	$	---	$	---	$	---	$	---	$10,502	$11,435
Circulation	5,915	6,038		---		---		---		---	5,915	6,038
Advertising service fees and other	2,703	2,800		---		---		---		---	2,703	2,800
Licensing and maintenance fees	---	---		13,984		12,987		---		---	13,984	12,987
Consulting fees	---	---		4,704		4,002		---		---	4,704	4,002
Other public service fees	---	---		6,170		6,161		---		---	6,170	6,161
Total revenues	19,120	20,273		24,858		23,150		---		---	43,978	43,423
Expenses
Salaries and employee benefits	9,750	9,526		16,260		15,736		---		---	26,010	25,262
Amortization of intangible assets	12	---		4,895		4,866		---		---	4,907	4,866
Others	8,276	7,628		8,297		7,857		---		---	16,573	15,485
Total operating expenses	18,038	17,154		29,452		28,459		---		---	47,490	45,613
Income (loss) from operations	1,082	3,119		(4,594)		(5,309)		---		---	(3,512)	(2,190)

Other income (net), primarily dividends and interest income	---	---		---		---		3,674		2,868	3,674	2,868
Other-than-temporary impairment Losses on investments	---	---		---		---		(376)		---	(376)	---
Interest and penalty expenses accrued for uncertain and unrecognized tax benefits	---	---		(96)		(537)		---		---	(96)	(537)
Pretax income (loss)	$1,082	$3,119		$(4,690)		$(5,846)		$3,298		$2,868	$(310)	$141

At September 30, 2015, the aggregate fair market value of the Company’s marketable securities was $166,041,000. These securities had approximately $111,498,000 of unrealized gains before taxes of $43,278,000 and generated approximately $3,829,000 in dividends and interest income during the year, which lowers the Company’s effective income tax rate because of the dividends received deduction.

Consolidated revenues were $43,978,000 and $43,423,000 for fiscal 2015 and 2014, respectively. This increase of $555,000 (1%) was primarily from additional Journal Technologies licensing and maintenance and consulting revenues of $1,699,000, partially offset by the reduction in The Traditional Business’s trustee sale notice and related service fee revenues of $881,000, commercial advertising revenues of $237,000 and circulation revenues of $123,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 57% and 53% of the Company’s total revenues for fiscal 2015 and 2014, respectively.

Consolidated operating costs and expenses increased by $1,877,000 (4%) to $47,490,000 from $45,613,000, primarily resulting from additional expenses for Journal Technologies. Total personnel costs increased by $748,000 (3%) to $26,010,000 from $25,262,000 including additional personnel costs for Journal Technologies of $524,000. Other general and administrative expenses increased by $761 (8%) to $9,882 from $9,121 mainly because of increased travel for installation services and selling expenses.

There was net income per share of $0.59 for fiscal 2015 as compared with $0.46 per share in the prior year.

The Traditional Business

The Traditional Business segment advertising revenues, which declined by $933,000 (8%) to $10,502,000 from $11,435,000, are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 21% during fiscal 2015 as compared to the prior year and accounted for almost all of the decline in revenues. Because this slowing is expected to continue, there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2016, and the Company’s print-based earnings will also likely decline significantly because it will be impractical for the Company to offset all revenue loss by expense reduction. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues in fiscal 2015. Public notice advertising revenues and related advertising and other service fees constituted about 22% and 24% of the Company's total revenues for fiscal 2015 and 2014, respectively. Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues. Commercial advertising revenues decreased by $237,000 (6%) to $3,611,000 from $3,848,000 because of the continuing challenges in the commercial advertising business.

The Daily Journals accounted for about 87% of the Company's total circulation revenues, which declined by $123,000 (2%) to $5,915,000 from $6,038,000. The court rule and judicial profile services generated about 10% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses increased by $884,000 (5%) to $18,038,000 from $17,154,000 primarily due to increased personnel costs of $224,000 and additional legal, accounting and tax fees of $387,000.

Journal Technologies

Journal Technologies’ revenues increased by $1,708,000 (7%) to $24,858,000 from $23,150,000 in the prior year. Licensing and maintenance fees increased by $997,000 (8%) to $13,984,000 from $12,987,000. Consulting fees increased by $702,000 (18%) to $4,704,000 from $4,002,000. In most cases, revenues from new installation projects will only be recognized, if at all, upon completion and acceptance of the services by the various customers. Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for software licenses and installation services. After a customer’s acceptance of the completed project, the advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period.

Journal Technologies’ operating expenses, which included the amortization of intangible assets of $4,895,000 and $4,866,000 in fiscal 2015 and 2014, respectively, increased by $993,000 (3%) to $29,452,000 from $28,459,000 primarily due to increased personnel costs of $524,000 and travel expenses of $576,000. Identifiable intangible assets, including customer relationships and developed technology, are being amortized on a straight-line basis over five years due to the short life cycle of technology that customer relationships depend on and over 15 years for tax purposes. Goodwill, which is not amortized for financial statement purposes, is amortized over a 15-year period for tax purposes. Goodwill represents the expected synergies in expanding the Company’s software business. Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation include the current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. The Company is continuing to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Taxes

The Company recorded an income tax benefit of $1,120,000 on pretax loss of $310,000 in fiscal 2015. The effective tax rate was lower than the statutory rate primarily due to the dividends received deduction, the domestic production activity deduction and a discrete benefit of approximately $400,000 related to the California Enterprise Zone hiring credits which resulted from the Company’s filing amended California tax returns for fiscal 2010 through fiscal 2013.  A benefit of this tax credit was recognized in the fiscal 2014 amended tax return. On pretax income of $141,000 for fiscal 2014, the Company recorded a tax benefit of $490,000. The Company’s effective tax rate was 361% and -348% for fiscal 2015 and 2014, respectively.

At September 30, 2015, the Company had an accrued liability of approximately $2,991,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013, after a reduction of $253,000 resulting from the recognition of deferred revenues and from the amortization of goodwill for tax purposes.  The Company does not anticipate a significant increase or decrease in this liability in the next twelve months.  If recognized, it is expected that these unrecognized tax benefits would not have a significant impact on the Company’s effective tax rate.  At September 30, 2014, the Company evaluated a tax position taken on its prior year tax return and determined that the position did not meet the more likely than not criteria because that position taken was in contrary to the one accounted for in purchase accounting. The Company thus accrued a liability of approximately $3,244,000 for uncertain and unrecognized tax benefits at September 30, 2014. There was no such an accrual in fiscal 2013.

During fiscal 2015, 2014 and 2013, interest expense of approximately $96,000, $537,000 and $0, respectively, was recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the consolidated statements of comprehensive income (loss). The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2012 with regard to federal income taxes and fiscal 2011 for state income taxes.

Fiscal 2014 compared to fiscal 2013

During fiscal 2014, consolidated pretax income decreased by $4,428,000 (97%) to $141,000 from $4,569,000 in the prior year. The Traditional Business segment’s pretax income decreased by $4,855,000 (61%) to $3,119,000 from $7,974,000, primarily resulting from a reduction in trustee sale notice and related service fee revenues of $2,825,000 and commercial advertising revenues of $423,000. Dividends and interest income increased by $460,000. There were pretax other than temporary impairment losses on investments of $1,719,000 in fiscal 2013 but none in fiscal 2014. Journal Technologies’ business segment pretax loss increased by $1,611,000 (39%) primarily because of the two acquisitions as further discussed below. (Journal Technologies included 12 months of operations for Sustain, New Dawn and ISD in fiscal 2014, and 12 months for Sustain, less than 10 months for New Dawn and 1 month for ISD in fiscal 2013.)

Consolidated revenues were $43,423,000 and $37,676,000 for fiscal 2014 and 2013, respectively. This increase of $5,747,000 (15%) was primarily from the additional Journal Technologies’ revenues of $9,304,000, partially offset by the reduction in trustee sale notice and related service fee revenues of $2,825,000 and commercial advertising revenues of $423,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 53% and 37% of the Company’s total revenues for fiscal 2014 and 2013, respectively.

Consolidated operating costs and expenses increased by $11,726,000 (35%) to $45,613,000 from $33,887,000, primarily for Journal Technologies. Total personnel costs increased by $6,026,000 (31%) to $25,262,000 from $19,236,000 including additional personnel costs for Journal Technologies of $4,645,000 and a reduced decrease of $1,740,000 in the expenses related to the Company’s Management Incentive Plan (“Incentive Plan”). The reduced decrease in Incentive Plan expense consisted of a reduction of $840,000 in the long-term Incentive Plan accrual during fiscal 2014 due to reduced estimated current and future consolidated pretax income before this accrual versus a reduction of $2,580,000 in the prior comparable year. This reduction occurred because the Incentive Plan is based primarily on the pretax income of the Company before adjustment for certain items. Depreciation and amortization costs increased by $3,075,000 (126%) to $5,516,000 mainly resulting from the additional amortization of Journal Technologies’ intangible costs of $3,001,000. Other general and administrative expenses also increased by $2,632,000 (41%) primarily resulting from additional rent, sales and marketing expenses for Journal Technologies and increased professional fees, including those associated with the acquisitions of New Dawn and ISD described below and the fiscal 2013 audit.

The Traditional Business segment advertising revenues declined by $3,037,000 (21%) to $11,435,000 from $14,472,000. The number of foreclosure notices published by the Company decreased by 51% during fiscal 2014 as compared to fiscal 2013. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 96% of the total public notice advertising revenues in fiscal 2014. Public notice advertising revenues and related advertising and other service fees constituted about 24% of the Company's total revenues in fiscal 2014. Commercial advertising revenues declined by $423,000 (10%) to $3,848,000 from $4,271,000.

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

Journal Technologies’ revenues increased by $9,304,000 (67%) to $23,150,000 from $13,846,000 in the prior year, primarily due to the acquisitions of New Dawn and ISD. Licensing and maintenance fees increased by $3,045,000 (31%) to $12,987,000 from $9,942,000. Consulting fees increased by $596,000 (17%) to $4,002,000 from $3,406,000. Other public service fees increased by $5,663,000 from $498,000 (1 month only as ISD was acquired in September 2013 and accounts for most of these fees) to $6,161,000.

Journal Technologies’ operating expenses increased by $10,428,000 (58%) to $28,459,000 from $18,031,000 in the prior year primarily due to the two acquisitions, and included an increase in the amortization costs of $3,001,000.

The Company recorded an income tax benefit of $490,000 on pretax income of $141,000 in fiscal 2014.  The income tax benefit was higher than the amount computed using the statutory rate because of the dividends received deduction and the domestic production activity deduction. On pretax income of $4,569,000 for fiscal 2013, the Company recorded a tax provision of $790,000 which was lower than the amount computed using the statutory rate primarily because of the dividends received deduction and the domestic production activity deduction. The Company’s effective tax rate was -348% and 17% for fiscal 2014 and 2013, respectively.

At September 30, 2014, the Company accrued a liability of approximately $3,244,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013.  This was a result of the Company’s evaluation of the tax position taken in its prior year tax return resulting in the conclusion that the tax position did not meet more likely than not criteria. The prior year’s income tax return which was filed in July 2014 reflected an income tax position contrary to the one accounted for in purchase accounting in fiscal 2013. Interest and penalties of approximately $537,000 were recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the statement of comprehensive income.

At September 30, 2013 and 2012, there were no unrecognized tax benefits for the uncertain tax positions as the Company settled the previously claimed research and development credits in its tax returns for the fiscal 2002 to 2007 years with the Internal Revenue Service in March 2012.

Net income per share decreased to $0.46 from $2.74.

* * * * * * * * * * * *

     Comprehensive income (loss) includes net income and unrealized net (losses) gains on investments, net of taxes, as summarized below:

Comprehensive (Loss) Income
	Fiscal Year Ended September 30

	2015	2014	2013

Net income	$810,000	$631,000	$3,779,000
Net (decrease) increase in unrealized appreciation of investments (net of taxes)	(8,811,000)	22,393,000	21,292,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	230,000	---	1,051,000
	$(7,771,000)	$23,024,000	$26,122,000

                                     The Company’s Traditional Business is one reportable segment and the other is Journal Technologies. Additional detail about each of the reportable segments is set forth below:

Reportable Segments

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2015
Revenues
Advertising, net	$10,502,000	$	---	$	---	$10,502,000
Circulation	5,915,000		---		---	5,915,000
Advertising service fees and other	2,703,000		---		---	2,703,000
Licensing and maintenance fees	---		13,984,000		---	13,984,000
Consulting fees	---		4,704,000		---	4,704,000
Other public service fees	---		6,170,000		---	6,170,000
Operating expenses	18,038,000		29,452,000		---	47,490,000
Income (loss) from operations	1,082,000		(4,594,000)		---	(3,512,000)
Dividends and interest income	---		---		3,829,000	3,829,000
Other income and capital gains	---		---		69,000	69,000
Interest expense on margin loans	---		---		(224,000)	(224,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(96,000)		---	(96,000)
Other-than-temporary impairment losses on investments	---		---		(376,000)	(376,000)
Pretax income (loss)	1,082,000		(4,690,000)		3,298,000	(310,000)
Income tax benefit (expense)	(70,000)		1,580,000		(390,000)	1,120,000
Net income (loss)	1,012,000		(3,110,000)		2,908,000	810,000
Total assets	15,047,000		47,108,000		166,041,000	228,196,000
Capital expenditures	425,000		140,000		---	565,000
Amortization of intangible assets	12,000		4,895,000		---	4,907,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2014
Revenues
Advertising, net	$11,435,000	$	---	$	---	$11,435,000
Circulation	6,038,000		---		---	6,038,000
Advertising service fees and other	2,800,000		---		---	2,800,000
Licensing and maintenance fees	---		12,987,000		---	12,987,000
Consulting fees	---		4,002,000		---	4,002,000
Other public service fees	---		6,161,000		---	6,161,000
Operating expenses	17,154,000		28,459,000		---	45,613,000
Income (loss) from operations	3,119,000		(5,309,000)		---	(2,190,000)
Dividends and interest income	---		---		3,001,000	3,001,000
Other income and capital gains	---		---		97,000	97,000
Interest expenses	---		---		(230,000)	(230,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(537,000)		---	(537,000)
Pretax income (loss)	3,119,000		(5,846,000)		2,868,000	141,000
Income tax benefit (expense)	(1,460,000)		2,350,000		(400,000)	490,000
Net income (loss)	1,659,000		(3,496,000)		2,468,000	631,000
Total assets	18,228,000		51,973,000		173,676,000	243,877,000
Capital expenditures	110,000		325,000		---	435,000
Amortization of intangible assets	---		4,866,000		---	4,866,000

	Reportable Segments
	Traditional Business	Journal Technologies*		Corporate income and expenses		Total
Fiscal 2013*
Revenues
Advertising, net	$14,472,000	$	---	$	---	$14,472,000
Circulation	6,346,000		---		---	6,346,000
Advertising service fees and other	3,012,000		---		---	3,012,000
Licensing and maintenance fees	---		9,942,000		---	9,942,000
Consulting fees	---		3,406,000		---	3,406,000
Other public service fees	---		498,000		---	498,000
Operating expenses	15,856,000		18,031,000		---	33,887,000
Income (loss) from operations	7,974,000		(4,185,000)		---	3,789,000
Dividends and interest income	---		---		2,541,000	2,541,000
Other income and capital gains	---		---		55,000	54,000
Interest expenses	---		---		(97,000)	(97,000)
Other-than-temporary impairment losses on investments	---		---		(1,719,000)	(1,719,000)
Pretax income (loss)	7,974,000		(4,185,000)		780,000	4,569,000
Income tax benefit (expense)	(3,301,000)		2,263,000		248,000	(790,000)
Net income (loss)	4,673,000		(1,922,000)		1,028,000	3,779,000
Total assets	18,458,000		47,611,000		136,994,000	203,063,000
Capital expenditures	96,000		184,000		---	280,000
Amortization of intangible assets	---		1,865,000		---	1,865,000

*

Includes (i) New Dawn’s financial results from December 5, 2012 through September 30, 2013 with revenues of $10,403,000 and expenses of $10,625,000 (including intangible amortization expenses of $1,587,000), and (ii) ISD’s September 2013 financial results with revenues of $784,000 and expenses of $694,000 (including intangible amortization expenses of $278,000).

Disclosure of Contractual Obligations

The following table sets forth certain contractual obligations as of September 30, 2015:

	Contractual Obligations (000)
	Less than 1 year	1-3 years	3-5 years	More than 5 years		Total
Obligations under operating leases	$629	$779	$319	$	---	$1,727
Long-term accrued liabilities *	---	15	---		32	47
	$629	$794	$319		$32	$1,774

* The long-term accrued liabilities are discounted to the present value using a discount rate of 6%.

In addition, during fiscal 2013 the Company borrowed $29,493,000 from its investment margin account for the acquisitions of New Dawn and ISD. These investment margin account borrowings do not mature. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2015 was 0.75%, and there has been no fluctuation in the interest rate since December 2012. The Company also accrued a liability of approximately $2,991,000 for uncertain and unrecognized tax benefits relating to one of the acquisitions in fiscal 2013.

Liquidity and Capital Resources

During fiscal 2015, the Company's cash and cash equivalents and marketable security positions decreased by $7,428,000 to $181,658,000. After selling marketable securities for $4,044,000 and realizing a pretax gain of approximately $4,000, cash and cash equivalents were used primarily for the purchase of other marketable securities of $10,977,000 and capital assets, including computer software and office equipment of about $565,000. The investments in marketable securities, which had an adjusted cost basis of approximately $54,543,000 and had a market value of about $166,041,000 at September 30, 2015, generated approximately $3,829,000 in dividends and interest income, which lowers the Company’s effective income tax rate because of the dividends received deduction. As of September 30, 2015, there were unrealized investment pretax gains of $111,498,000 as compared to $125,700,000 as of September 30, 2014. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

The cash provided by operating activities of $7,755,000 included decreases in deferred installation contracts, deferred maintenance agreements and others and deferred subscriptions of $932,000. Cash flows from operating activities increased by $3,248,000 during fiscal 2015 as compared to the prior year primarily because of decreases in accounts receivable of $5,145,000 resulting from more collections, partially offset by increases in accrued liabilities of $1,015,000.

As of September 30, 2015, the Company had working capital of $122,947,000, including the liabilities for deferred subscriptions and deferred installation contracts and deferred maintenance agreements and others of $18,109,000, which are scheduled to be earned within one year, and the deferred tax liability of $43,278,000 for the unrealized gains described above.

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

As of September 30, 2015, the investments were concentrated in just seven companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement (such as the other-than-temporary impairment losses of $376,000 recognized during this year, $1,719,000 recognized in fiscal 2013 and $2,855,000 recognized in fiscal 2012).

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

Journal Technologies recognizes revenues in accordance with the provisions of Accounting Standards Codification (“ASC”) ASC 985-605, Software—Revenue Recognition and ASC 605-35 Construction-Type and Production-Type Contracts.   Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are generally recognized upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from annual license and maintenance agreements generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized upon acceptance by the customers under the completed contract method. The Company elects to use the completed contract method because each customer’s acceptance is unpredictable and reliable estimates of the progress towards completion cannot be made. Only after a customer’s acceptance of a completed project are customer advances generally no longer at risk of refund and are therefore considered earned. Other public service fees, as disclosed in the consolidated statements of comprehensive income (loss), are primarily service fees earned and recognized as revenues at the time when the Company processes credit card payments on behalf of the courts via its ePayIt secure websites through which the general public can pay traffic citations and obtain traffic school information.

The Company has established Vendor Specific Objective Evidence (VSOE) of the fair value of annual maintenance because a substantial majority of Journal Technologies’ actual maintenance renewals is within a narrow range of pricing as a percentage of the underlying license fees for the legacy contracts and is deemed substantive.

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

ASC 280-10, Segment Reporting, defines operating segments as components of a public entity that has discrete financial information that is evaluated regularly by the Company’s Chief Executive Officer to decide how to allocate resources and to assess performance. In accordance with ASC 280-10, the Company has two reportable business segments which are: (i) Traditional Business and (ii) Journal Technologies.

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

In December 2012, the Company borrowed from its investment margin account the purchase price of $14 million for the New Dawn acquisition, and in September 2013, it borrowed another $15.5 million for the ISD acquisition, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2015 was 0.75%, and there has been no fluctuation in the interest rate since December 2012. The Company was not subject to any significant interest rate risk during such period.

Foreign Currency Risk

The Company holds foreign marketable securities based in South Korean Won and Hong Kong Dollar that are subject to risk associated with changes in the exchange rates of these currencies against the United States Dollar. The fair value of the foreign marketable security held in South Korean Won was $8,694,000, and the adjusted cost was $10,977,000 as of September 30, 2015. The exchange rate of the South Korean Won against the United States Dollar was $0.00095 and $0.00084 at October 1, 2014 and September 30, 2015, respectively. The fair value of the foreign marketable security held in Hong Kong Dollar was $26,355,000, and the adjusted cost was $9,697,000 as of September 30, 2015. The exchange rate of the Hong Kong Dollar against the United States Dollar was $0.12877 and $0.12903 at October 1, 2014 and September 30, 2015, respectively.

Equity Price Risk

The Company owns marketable securities and is subject to equity price risk. The following table summarizes our equity securities with significant equity price risk as of September 30, 2015 and 2014. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates are also shown. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Indeed, results could be far better or worse due both to the nature of equity markets and the aforementioned concentration in our equity investment portfolio.

	Equity Price Risk (000)
	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
September 30, 2015
Equity securities	$158,705	30% increase	$206,317	37% increase
		30% decrease	111,094	37% decrease
September 30, 2014
Equity securities	165,734	30% increase	$215,454	36% increase
		30% decrease	116,014	36% decrease

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2015 and 2014 and the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daily Journal Corporation at September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Daily Journal Corporation’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2015 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
December 14, 2015

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated statements of comprehensive income, shareholders' equity, and cash flows of Daily Journal Corporation for the year ended September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Daily Journal Corporation for the year ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Los Angeles, California

June 24, 2014

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$15,617,000	$15,410,000
Marketable securities, including common stocks of $158,705,000 and bonds of $7,336,000 at September 30, 2015 and common stocks of $165,734,000 and bonds of $7,942,000 at September 30, 2014	166,041,000	173,676,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at September 30, 2015 and 2014	5,673,000	8,566,000
Inventories	48,000	51,000
Prepaid expenses and other assets	684,000	983,000
Income tax receivable	765,000	2,051,000
Total current assets	188,828,000	200,737,000

Property, plant and equipment, at cost
Land, buildings and improvements	12,773,000	12,814,000
Furniture, office equipment and computer software	2,655,000	2,889,000
Machinery and equipment	1,864,000	1,864,000
	17,292,000	17,567,000
Less accumulated depreciation	(8,335,000)	(8,552,000)
	8,957,000	9,015,000
Intangibles, net	12,990,000	17,744,000
Goodwill	13,400,000	13,400,000
Deferred income taxes, net	4,021,000	2,981,000
	$228,196,000	$243,877,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,212,000	$4,344,000
Accrued liabilities	2,919,000	3,118,000
Deferred subscriptions	3,474,000	3,381,000
Deferred installation contracts	7,820,000	8,896,000
Deferred maintenance agreements and others	6,815,000	7,031,000
Deferred income taxes, net	40,641,000	46,502,000
Total current liabilities	65,881,000	73,272,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Deferred maintenance agreements	551,000	180,000
Income tax payable	2,991,000	3,244,000
Accrued interest and penalty for uncertain and unrecognized tax benefits	633,000	537,000
Accrued liabilities	47,000	780,000
Total long term liabilities	33,715,000	34,234,000

Commitments and contingencies (Notes 4 and 5)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at September 30, 2015 and 2014	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	59,111,000	58,301,000
Accumulated other comprehensive income	67,720,000	76,301,000
Total shareholders' equity	128,600,000	136,371,000
	$228,196,000	$243,877,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2015	2014	2013
Revenues
Advertising, net	$10,502,000	$11,435,000	$14,472,000
Circulation	5,915,000	6,038,000	6,346,000
Advertising service fees and other	2,703,000	2,800,000	3,012,000
Licensing and maintenance fees	13,984,000	12,987,000	9,942,000
Consulting fees	4,704,000	4,002,000	3,406,000
Other public service fees	6,170,000	6,161,000	498,000
	43,978,000	43,423,000	37,676,000
Costs and expenses
Salaries and employee benefits	26,010,000	25,262,000	19,236,000
Outside services	3,524,000	3,212,000	3,086,000
Postage and delivery expenses	1,318,000	1,281,000	1,328,000
Newsprint and printing expenses	1,225,000	1,221,000	1,307,000
Depreciation and amortization	5,531,000	5,516,000	2,441,000
Other general and administrative expenses	9,882,000	9,121,000	6,489,000
	47,490,000	45,613,000	33,887,000
(Loss) income from operations	(3,512,000)	(2,190,000)	3,789,000
Other income (expenses)
Dividends and interest income	3,829,000	3,001,000	2,541,000
Other income	65,000	97,000	54,000
Interest expense on margin loans	(224,000)	(230,000)	(97,000)
Interest and penalty expense accrued for uncertain and unrecognized tax benefits	(96,000)	(537,000)	---
Gains on sales of marketable securities/capital assets	4,000	---	1,000
Other-than-temporary impairment losses on investments	(376,000)	---	(1,719,000)
(Loss) income before taxes	(310,000)	141,000	4,569,000
Benefit from (provision for) income taxes	1,120,000	490,000	(790,000)
Net income	$810,000	$631,000	$3,779,000
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746	1,380,746
Basic and diluted net income per share	$0.59	$0.46	$2.74

Comprehensive (loss) income
Net income	$810,000	$631,000	$3,779,000
Net change in unrealized appreciation of investments (net of tax benefits of $5,764,000 for fiscal 2015, net of taxes of $14,286,000 and $13,544,000 for fiscal 2014 and 2013, respectively)	(8,811,000)	22,393,000	21,292,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes of $146,000, $0 and $668,000, respectively)	230,000	---	1,051,000
	$(7,771,000)	$23,024,000	$26,122,000

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 2012	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$53,891,000	$31,565,000	$87,225,000
Net income	---	---			---	3,779,000	---	3,779,000
Unrealized gain on investments, net	---	---	---	---	---	---	21,292,000	21,292,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	---	---	---	---	---	---	1,051,000	1,051,000
Balance at September 30, 2013	1,805,053	18,000	(424,307)	(4,000)	1,755,000	57,670,000	53,908,000	113,347,000
Net income	---	---			---	631,000	---	631,000
Unrealized gain on investments, net	---	---	---	---	---	---	22,393,000	22,393,000
Balance at September 30, 2014	1,805,053	18,000	(424,307)	(4,000)	1,755,000	58,301,000	76,301,000	136,371,000
Net income	---	---	---	---	---	810,000	---	810,000
Unrealized losses on investments, net	---	---	---	---	---	---	(8,811,000)	(8,811,000)
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	---	---	---	---	---	---	230,000	230,000
Balance at September 30, 2015	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$59,111,000	$67,720,000	$128,600,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015	2014	2013
Cash flows from operating activities
Net income	$810,000	$631,000	$3,779,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,531,000	5,516,000	2,441,000
Gains on sales of marketable securities	(4,000)	---	---
Deferred income taxes	(1,283,000)	(2,039,000)	(493,000)
Discount earned on bonds	(3,000)	(3,000)	(2,000)
Other-than-temporary impairment losses on investments	376,000	---	1,719,000
Changes in assets and liabilities
(Increase) decrease in current assets (net of acquisitions)
Accounts receivable, net	2,893,000	(2,252,000)	1,691,000
Inventories	3,000	5,000	(13,000)
Prepaid expenses and other assets	299,000	975,000	252,000
Income tax receivable	1,286,000	(1,746,000)	(109,000)
Increase (decrease) in liabilities (net of acquisitions)
Accounts payable	(132,000)	85,000	(155,000)
Accrued liabilities	(836,000)	(1,851,000)	(3,016,000)
Income taxes	(253,000)	3,244,000	---
Deferred subscription	(11,000)	(153,000)	(115,000)
Deferred installation contracts	(1,076,000)	2,017,000	(593,000)
Deferred maintenance agreements and others	155,000	78,000	286,000
Net cash provided by operating activities	7,755,000	4,507,000	5,672,000

Cash flows from investing activities
Maturities and sales of U.S. Treasury Bills	---	---	800,000
Sales of marketable securities	4,044,000	---	---
Purchases of marketable securities	(10,977,000)	---	---
Acquisition of New Dawn Technologies, Inc. (net of cash acquired)	---	---	(11,878,000)
Acquisition of ISD Technologies, Inc. (net of cash acquired)	---	---	(13,454,000)
Acquisition of The Daily Transcript	(50,000)	---	---
Purchases of property, plant and equipment	(565,000)	(435,000)	(280,000)
Net cash used for investing activities	(7,548,000)	(435,000)	(24,812,000)

Cash flows from financing activities
Investment margin account borrowing	---	---	29,493,000
Net cash provided from financing activities	---	---	29,493,000

Increase in cash and cash equivalents	207,000	4,072,000	10,353,000

Cash and cash equivalents
Beginning of year	15,410,000	11,338,000	985,000
End of year	$15,617,000	$15,410,000	$11,338,000

Interest paid during year	$224,000	$230,000	$97,000
Income taxes (refunded) paid during year	$(959,000)	$28,000	$1,354,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND OPERATIONS

Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California and Arizona, and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising.

Journal Technologies, Inc. (“Journal Technologies”) is the result of the October 1, 2014 merger of the Company’s three technology-related subsidiaries, which were previously separate companies: Sustain Technologies, Inc. (“Sustain”), a wholly owned subsidiary since 2008; New Dawn Technologies, Inc. (“New Dawn”), acquired in December 2012; and ISD Technologies, Inc. (“ISD”), acquired in September 2013. The merger was concluded in accordance with ASC 805-50-15, Business Combinations -- Transactions Between Entities Under Common Control. Since pushdown accounting had been applied at the time of acquisitions, all assets and liabilities of Sustain and ISD were integrated into Journal Technologies at their carrying book values.

Journal Technologies supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to bar members and the public, including a website to pay traffic citations online. These products are licensed to more than 500 organizations in 41 states and internationally.

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

     Cash equivalents: The Company considers all highly liquid investments with insignificant risk of change in value within three months to be cash equivalents.

   Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in marketable securities, all categorized as “available-for-sale” and stated at fair market value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income” (AOCI) in the accompanying consolidated balance sheets. The unrealized gains and losses included in AOCI represent changes in the fair value of the investments due to changes in both foreign currency exchange rates and market prices. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures. At September 30, 2015, the aggregate fair market value of the Company’s marketable securities was $166,041,000. These investments had approximately $111,498,000 of unrealized gains before taxes of $43,278,000. Most of the unrealized gains were in the common stocks of three U.S. financial institutions. The bonds have a maturity date in 2039 and are classified as “Current assets” because they are available for sale. At September 30, 2014, the Company had marketable securities at fair market value of approximately $173,676,000, including approximately $125,700,000 of unrealized gains before taxes of $48,896,000.

 Investment in Financial Instruments

	September 30, 2015			September 30, 2014
	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$158,705,000	$49,604,000	$109,101,000	$165,734,000	$43,042,000	$122,692,000
Bonds	7,336,000	4,939,000	2,397,000	7,942,000	4,934,000	3,008,000
	$166,041,000	$54,543,000	$111,498,000	$173,676,000	$47,976,000	$125,700,000

      The Company performed separate evaluations for impaired equity securities quarterly to determine if the unrealized losses were other-than-temporary. This evaluation considered a number of factors including, but not limited to, the length of time and extent to which the fair value had been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management and portfolio objectives. As of September 30, 2015, the Company concluded that the unrealized losses related to the marketable securities of one issuer were other-than-temporary and thus recorded impairment losses of $376,000 ($230,000 net of taxes). U.S. GAAP requires that the Company recognize other-than-temporary impairment losses in earnings rather than in accumulated comprehensive income when the security prices remain below cost for a period of time that may be deemed excessive even in instances where the Company possesses the ability and intent to hold the security. However, the recording of these impairment losses does not necessarily indicate that the loss in value of these securities is permanent. In fiscal 2014, there were no unrealized losses related to the marketable securities.

Acquisitions:     In December 2012, the Company purchased all of the outstanding stock of New Dawn for $14,000,000 in cash. The results of operations of New Dawn from December 5, 2012 through September 30, 2013 were included in the Company’s Consolidated Financial Statements for fiscal 2013: revenues were $10,403,000, expenses were $10,625,000 (including intangible amortization expenses of $1,587,000), and its pretax loss was $222,000. On September 13, 2013, the Company acquired substantially all of the operating assets and liabilities of ISD Corporation for about $16,000,000 in cash. The results of operations of ISD for the month of September 2013 were also included in the Company’s Consolidated Financial Statements for fiscal 2013: revenues were $784,000, expenses were $694,000 (including intangible amortization expenses of $278,000), and its pretax income was $90,000. Both acquisitions were accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company incurred legal and tax fees of approximately $96,000 for the New Dawn acquisition and approximately $202,000 for the ISD acquisition during fiscal 2013. These costs were included in “Other general and administrative expenses” on the Company’s consolidated Statements of Comprehensive Income (Loss) in fiscal 2013. The Company acquired New Dawn and ISD to expand its case management software business and to broaden its customer base in key markets.

On July 25, 2014, the Company finalized its valuation of ISD, which resulted in an allocation of $1,700,000 to goodwill and a reduction of the same amount in its intangible assets. The Company allocated the ISD purchase price to tangible assets ($4,410,000 including cash of $2,546,000; accounts receivable of $1,636,000; fixed assets of $141,000; and prepaid assets of $87,000), identifiable intangible assets (purchased software and customer relationships of $14,975,000 pursuant to the results of a third party valuation) and liabilities ($5,112,000 including accounts payable and accrued expenses of $2,270,000 and deferred maintenance agreements of $2,842,000) based on their fair values with the remaining balance in excess of the net assets allocated to goodwill ($1,700,000).

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

The Company has determined that it is impracticable to provide supplemental pro forma information regarding the revenues and earnings of New Dawn and ISD as if the acquisitions had occurred on October 1, 2011 because neither New Dawn nor ISD previously maintained its books on an accrual basis in accordance with GAAP, and New Dawn’s and ISD’s owners further operated each of the entities as an S corporation. As a result, the Company is unable to produce meaningful pro forma numbers through the use of reasonable efforts. Had the acquisitions occurred on October 1, 2011, the Company would have recorded additional interest expenses of $133,000 in 2013, related to the margin account borrowings incurred to fund the acquisitions, and would have recorded additional intangible amortization of $3,370,000 in 2013.

Intangible Assets: At September 30, 2015 and 2014, intangible assets were composed of (i) customer relationships of $11,698,000 and $15,946,000 (net of the accumulated amortization expenses of $10,406,000 and $6,004,000), respectively, and (ii) developed technology of $1,292,000 and $1,798,000 (net of accumulated amortization expenses of $1,233,000 and $727,000), respectively. These intangible assets are being amortized over five years or less based on their estimated useful lives. Future annual intangible amortization costs are estimated to be approximately $5,037,000 for fiscal 2016, $$4,895,000 for fiscal 2017 and $3,058,000 for fiscal 2018 and none thereafter. Intangible amortization expense was $4,907,000, $4,866,000 and $1,865,000 for fiscal 2015, 2014 and 2013, respectively.

Intangible Assets

	September 30, 2015			September 30, 2014
	Customer Relationships	Developed Technology	Total	Customer Relationships	Developed Technology	Total

Gross intangible	$22,104,000	$2,525,000	$24,629,000	$21,950,000	$2,525,000	$24,475,000
Accumulated amortization	(10,406,000)	(1,233,000)	(11,639,000)	(6,004,000)	(727,000)	(6,731,000)
	$11,698,000	$1,292,000	$12,990,000	$15,946,000	$1,798,000	$17,744,000

Goodwill:    The Company accounts for goodwill in accordance with ASC 350, Intangibles — Goodwill and Other. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. The goodwill amount reported in the consolidated balance sheets relates only to Journal Technologies. The Company performed qualitative assessments for Journal Technologies and determined there were no substantive changes during the current year and no indication of impairment. In making this assessment, the Company only considered Journal Technologies’ assets and their revenue generating abilities as required by ASC 350. Goodwill represents the expected synergies in expanding the Company’s software business. Considered factors for potential goodwill impairment evaluation for the reporting units include the current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. As of September 30, 2015 and 2014, there was goodwill of $13,400,000.

Prepaid and Other Assets:  Included in other assets are in-progress installation service costs for projects from the acquisition for which revenues have not yet been recognized and are deferred.

Inventories: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current market value.

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost or fair value for assets acquired in business combinations. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2015, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes. Depreciation and amortization expenses were $624,000, $650,000 and $576,000 for fiscal 2015, 2014 and 2013, respectively.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were no such impairments identified during fiscal 2015, 2014 and 2013.

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

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Accounts Charged off less Recoveries	Balance at End of Year
2015
Allowance for doubtful accounts	$250,000	$61,000	$(61,000)	$250,000
2014
Allowance for doubtful accounts	$250,000	$41,000	$(41,000)	$250,000
2013
Allowance for doubtful accounts	$200,000	$144,000	$(94,000)	$250,000

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

Other public service fees, as disclosed in the consolidated statements of comprehensive income (loss), are primarily service fees earned and recognized as revenues at the time the Company processes credit card payments on behalf of the courts via its ePayIt secure websites through which the general public uses can pay traffic citations and obtain traffic school information.

Approximately 57%, 53% and 37% of the Company’s revenues in fiscal 2015, 2014 and 2013, respectively, were derived from sales and leases of software licenses, annual maintenance agreements and consulting services that typically include implementation and training.

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

In fiscal 2015, after combining Sustain, New Dawn and ISD into one company, the Company converted each existing Sustain Non-negotiable Incentive Certificate along with its supplemental Addendum to a new “Journal Technologies Non-negotiable Incentive Certificate” coupled with a similar supplemental Addendum which defines how the value of the Journal Technologies Certificate will be paid upon a triggering event such as a sale of Journal Technologies or an initial public offering. Employees and consultants of Journal Technologies are eligible to participate in these “Journal Technologies Certificates”. Payouts under the Journal Technologies Certificates are calculated based on the pretax income of Journal Technologies before supplemental compensation expenses, workers’ compensation expenses, intangible amortizations and goodwill impairment. Also effective fiscal 2015, the calculation of payouts under the Daily Journal Non-Consolidated Certificates is based on the pretax earnings of the traditional publishing business before supplemental compensation expenses, workers’ compensation expenses, financing costs of the non-traditional business activities and any write-downs of unrealized losses on investments. The calculation of payouts under the Daily Journal Consolidated Certificate remains unchanged. For any certificate held by an employee who has already met retirement eligibility at age 65, all future commitments are expensed immediately.  For any certificate held by an employee who is expected to become retirement eligible during the 10 year period of the certificate, the Company recognizes the future commitments at each fiscal year-end over the period from the grant date through retirement eligibility.

Certificate interests entitled participants to receive 4.13%, 3.85% and 3.66% (amounting to $198,915, $265,490 and $351,120, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and certain other items, 7.07% (amounting to $10,600 for fiscal 2015) for Journal Technologies and 8.2%, 8.2% and 8.2% (amounting to $0, $0 and $241,240, respectively) for Daily Journal consolidated in fiscal 2015, 2014 and 2013. The Company accrued $47,000 and $780,000 as of September 30, 2015 and 2014, respectively, for the Plan’s future commitment for those who will still have Certificates at the age of 65. This future commitment included a decrease in fiscal 2015 of $733,000 or $.53 per outstanding share on a pretax basis and a decrease in fiscal 2014 of $840,000 or $.61 per outstanding share on a pretax basis due to reduced estimated future pretax income. The estimated Incentive Plan’s future commitment is calculated using Level 3 inputs, as defined in the fair value hierarchy, based on an average of the past year and the current year pretax earnings before certain items, discounted to the present value at 6% since each granted Unit will expire over its remaining life term of up to 10 years.

Income taxes: The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of the assets and liabilities. The Company accounts for uncertainty in income taxes under ASC 740-10 which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The Company records liabilities related to uncertain tax positions in accordance with ASC 740, Tax Provisions. At September 30, 2015, the Company accrued an approximately $2,991,000 tax liability for uncertain and unrecognized tax benefits relative to an acquisition in fiscal 2013. At September 30, 2014, there were unrecognized tax benefits of $3,244,000.

Net income per common share:   The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,380,746 for fiscal 2015, 2014 and 2013. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

Use of Estimates: The presentation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The long-term Incentive Plan accrual is calculated using Level 3 inputs, as defined in the fair value hierarchy, based on an average of the past year’s and the current year’s pretax earnings, discounted to the present value at 6% since each granted Unit will expire over its remaining life term of up to 10 years. Additionally, the purchase price allocations for New Dawn and ISD were based on estimates of fair value at the respective acquisition dates, using Level 3 measurement inputs under the fair value measurement hierarchy. Actual results could differ from these estimates.

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

New Accounting Pronouncements: In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in the discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Further, this update expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The standard is required to be adopted for annual periods beginning on or after December 15, 2014, including interim periods within that annual period, which is our fiscal year 2016. An entity should not apply the amendments in this update to a component of an entity, or a business or nonprofit activity, that is classified as held for sale before the effective date even if the component of an entity, or business or nonprofit activity, is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update clarifies the principles for revenue recognition in transactions involving contracts with customers. The new revenue recognition guidance provides a five-step analysis to determine when and how revenue is recognized. The new guidance will require revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This update defers the mandatory effective date of its revenue recognition standard by one year. The standard is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is our fiscal year 2019. Early application is permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that annual period, which is our fiscal year 2018. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the existing business combination standard, an acquirer reports provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period. Prior to this update, an acquirer is required to adjust provisional amounts and the related impact on earnings by restating prior period financial statements during the measurement period which cannot exceed one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The standard is required to be adopted for annual periods beginning after December 15, 2015, including interim periods within that annual period, which is our fiscal year 2017. The amendment is to be applied prospectively to measurement-period adjustments that occur after the effective date with earlier adoption permitted. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3. INCOME TAXES

The (benefit from) provision for income taxes consists of the following:

	2015	2014	2013
Current:
Federal	$458,000	$1,065,000	$1,011,000
State	(271,000)	484,000	(228,000)
	187,000	1,549,000	783,000
Deferred:
Federal	(1,053,000)	(1,790,000)	(30,000)
State	(254,000)	(249,000)	37,000
	(1,307,000)	(2,039,000)	7,000
	$(1,120,000)	$(490,000)	$790,000

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2015	2014	2013

Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise taxes (net of federal tax benefit)	(23.3)	(38.3)	5.0
State enterprise zone benefits	134.9	---	---
Business meals/gifts	(18.8)	36.1	1.0
Domestic production activity deduction	(2.2)	(135.7)	(2.0)
Dividends received deduction	225.7	(424.6)	(10.2)
Penalties for uncertain and unrecognized tax benefits	---	115.5	---
Prior year true-up	(7.30)	84.7	---
Foreign tax credits	28.4	(17.9)	(0.3)
Effect of state rate change on beginning balance of deferred tax liabilities	(5.0)	---	(2.4)
Others	(5.5)	(1.3)	(7.8)
Effective tax rate	360.9%	(347.5)%	17.3%

At September 30, 2015, the Company’s deferred income tax assets and liabilities were comprised of the following:

	2015	2014	2013
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$605,000	$1,063,000	$1,083,000
Impairment losses on investments	1,369,000	1,779,000	1,778,000
Bad debt reserves not yet deductible	82,000	78,000	78,000
Depreciation and amortization	3,251,000	1,822,000	356,000
Deferred revenues	1,378,000	1,116,000	---
Credits and other	869,000	12,000	41,000
Total deferred tax assets	7,554,000	5,870,000	3,336,000

Deferred tax liabilities attributable to:
Unrealized gains on investments	(43,278,000)	(48,896,000)	(34,610,000)
Goodwill	(896,000)	(495,000)	--- _
Total deferred tax liabilities	(44,174,000)	(49,391,000)	(34,610,000)
Net deferred income taxes	$(36,620,000)	$(43,521,000)	$(31,274,000)

The Company recorded an income tax benefit of $1,120,000 on pretax loss of $310,000 in fiscal 2015. The effective tax rate was lower than the statutory rate primarily due to the dividends received deduction, the domestic production activity deduction and a discrete benefit of approximately $400,000 related to the California Enterprise Zone hiring credits which resulted from the Company’s filing amended California tax returns for fiscal 2010 through fiscal 2013.  A benefit of this tax credit was recognized in the fiscal 2014 amended tax return. On pretax income of $141,000 for fiscal 2014, the Company recorded a tax benefit of $490,000. The Company’s effective tax rate was 361% and -348% for fiscal 2015 and 2014, respectively.

At September 30, 2015, the Company had an accrued liability of approximately $2,991,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013, after a reduction of $253,000 resulting from the recognition of deferred revenues and from the amortization of goodwill for tax purposes.  The Company does not anticipate a significant increase or decrease in this liability in the next twelve months.  If recognized, it is expected that these unrecognized tax benefits would not have a significant impact on the Company’s effective tax rate.  At September 30, 2014, the Company evaluated a tax position taken on its prior year tax return and determined that the position did not meet the more likely than not criteria because that position taken was in contrary to the one accounted for in purchase accounting. The Company thus accrued a liability of approximately $3,244,000 for uncertain and unrecognized tax benefits at September 30, 2014. There was no such an accrual in fiscal 2013.

During fiscal 2015, 2014 and 2013, interest expense of approximately $96,000, $537,000 and $0, respectively, was recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the consolidated statements of comprehensive income (loss). The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2012 with regard to federal income taxes and fiscal 2011 for state income taxes.

A reconciliation of the beginning and ending balance for liabilities associated with these uncertain and unrecognized tax benefits is as follows:

Uncertain Tax Liability
	2015	2014		2013

Beginning balance	$3,244,000	$	---	$	---
Added liability for the prior year	---		2,393,000		---
Added liability for the current year	---		851,000		---
Tax payment upon settlement	---		---		---
Reduced liability for the current year	(253,000)		---		---
Ending balance	$2,991,000		$3,244,000	$	---

4. DEBTS AND COMMITMENTS

In December 2012, the Company borrowed from its investment margin account the purchase price of $14 million for the New Dawn acquisition, and in September 2013, it borrowed another $15.5 million for the ISD acquisition, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2015 was 0.75%, and there has been no fluctuation in the interest rate since December 2012. These investment margin account borrowings do not mature.

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through fiscal 2020. During fiscal 2014, the Company renewed its office lease for its San Francisco office for five years to end on October 31, 2019 with currently a monthly rent of approximately $22,000 for about 6,200 square feet. The Logan, Utah office operating lease entered into in December 2012 in connection with the New Dawn acquisition required a monthly rent of $42,000 for about 30,200 square feet and expired in December 2015. (The Company purchased this Logan building in November 2015 prior to the expiration of the lease.) Part of this office space is sub-leased to third parties under short-term leases for approximately $5,000 per month. Journal Technologies leases about 7,100 square feet of office space, expiring in March 2017, in Corona, California, for a monthly rent of about $12,000. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to these leased properties and certain other leased properties. Rental expenses for fiscal years 2015, 2014 and 2013 were $1,171,000, $1,182,000 and $884,000, respectively.

The following table represents the Company’s future obligations:

	Payments due by Fiscal Year
	2016	2017	2018	2019	2020	2021 and after		Total
Obligations under operating leases	$629,000	$476,000	$303,000	$294,000	$25,000	$	---	$1,727,000
Long-term accrued liabilities*	---	9,000	6,000	---	---		32,000	47,000
	$629,000	$485,000	$309,000	$294,000	$25,000		$32,000	$1,774,000

* The long-term accrued liabilities are discounted to the present value using a discount rate of 6%.

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

In accordance with ASC 280-10, Segment Reporting, the Company has two segments of business. The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. Journal Technologies is an aggregation of three technology operating segments – Sustain, New Dawn and ISD. All inter-segment transactions were eliminated. The Company reclassified certain prior years’ figures to allocate the amounts related to the Company’s Corporate function and the related tax effects to Corporate from its other segments to conform to the presentation requirements of ASC 280. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2015
Revenues
Advertising, net	$10,502,000	$	---	$	---	$10,502,000
Circulation	5,915,000		---		---	5,915,000
Advertising service fees and other	2,703,000		---		---	2,703,000
Licensing and maintenance fees	---		13,984,000		---	13,984,000
Consulting fees	---		4,704,000		---	4,704,000
Other public service fees	---		6,170,000		---	6,170,000
Operating expenses	18,038,000		29,452,000		---	47,490,000
Income (loss) from operations	1,082,000		(4,594,000)		---	(3,512,000)
Dividends and interest income	---		---		3,829,000	3,829,000
Other income and capital gains	---		---		69,000	69,000
Interest expense on margin loans	---		---		(224,000)	(224,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(96,000)		---	(96,000)
Other-than-temporary impairment losses on investments	---		---		(376,000)	(376,000)
Pretax income (loss)	1,082,000		(4,690,000)		3,298,000	(310,000)
Income tax benefit	(70,000)		1,580,000		(390,000)	1,120,000
Net income (loss)	1,012,000		(3,110,000)		2,908,000	810,000
Total assets	15,047,000		47,108,000		166,041,000	228,196,000
Capital expenditures	425,000		140,000		---	565,000
Amortization of intangible assets	12,000		4,895,000		---	4,907,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2014
Revenues
Advertising, net	$11,435,000	$	---	$	---	$11,435,000
Circulation	6,038,000		---		---	6,038,000
Advertising service fees and other	2,800,000		---		---	2,800,000
Licensing and maintenance fees	---		12,987,000		---	12,987,000
Consulting fees	---		4,002,000		---	4,002,000
Other public service fees	---		6,161,000		---	6,161,000
Operating expenses	17,154,000		28,459,000		---	45,613,000
Income (loss) from operations	3,119,000		(5,309,000)		---	(2,190,000)
Dividends and interest income	---		---		3,001,000	3,001,000
Other income and capital gains	---		---		97,000	97,000
Interest expenses	---		---		(230,000)	(230,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(537,000)		---	(537,000)
Pretax income (loss)	3,119,000		(5,846,000)		2,868,000	141,000
Income tax benefit	(1,460,000)		2,350,000		(400,000)	490,000
Net income (loss)	1,659,000		(3,496,000)		2,468,000	631,000
Total assets	18,228,000		51,973,000		173,676,000	243,877,000
Capital expenditures	110,000		325,000		---	435,000
Amortization of intangible assets	---		4,866,000		---	4,866,000

	Reportable Segments
	Traditional Business	Journal Technologies*		Corporate income and expenses		Total
Fiscal 2013*
Revenues
Advertising, net	$14,472,000	$	---	$	---	$14,472,000
Circulation	6,346,000		---		---	6,346,000
Advertising service fees and other	3,012,000		---		---	3,012,000
Licensing and maintenance fees	---		9,942,000		---	9,942,000
Consulting fees	---		3,406,000		---	3,406,000
Other public service fees	---		498,000		---	498,000
Operating expenses	15,856,000		18,031,000		---	33,887,000
Income (loss) from operations	7,974,000		(4,185,000)		---	3,789,000
Dividends and interest income	---		---		2,541,000	2,541,000
Other income and capital gains	---		---		55,000	54,000
Interest expenses	---		---		(97,000)	(97,000)
Other-than-temporary impairment losses on investments	---		---		(1,719,000)	(1,719,000)
Pretax income (loss)	7,974,000		(4,185,000)		780,000	4,569,000
Income tax expense	(3,301,000)		2,263,000		248,000	(790,000)
Net income (loss)	4,673,000		(1,922,000)		1,028,000	3,779,000
Total assets	18,458,000		47,611,000		136,994,000	203,063,000
Capital expenditures	96,000		184,000		---	280,000
Amortization of intangible assets	---		1,865,000		---	1,865,000

*

Includes (i) New Dawn’s financial results from December 5, 2012 through September 30, 2013 with revenues of $10,403,000 and expenses of $10,625,000 (including intangible amortization expenses of $1,587,000), and (ii) ISD’s September 2013 financial results with revenues of $784,000 and expenses of $694,000 (including intangible amortization expenses of $278,000).

7. RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

	Quarter ended
	December 31	March 31	June 30	September 30
	(in thousands except per share amounts)
2015
Revenues	$11,323	$11,392	$10,503	$10,760
Costs and expenses	11,684	12,358	11,636	11,812
Loss from operations	(361)	(966)	(1,133)	(1,052)
Other income, net	769	795	1,106	532*
Income (loss) before taxes	408	(171)	(27)	(520)
Benefits from income taxes	25	675	60	360
Net income (loss)	433	504	33	(160)
Basic and diluted net income (loss) per share	.31	.37	.02	(.11)
2014
Revenues	$9,951	$10,828	$11,147	$11,497
Costs and expenses	11,220	11,346	11,410	11,637
Loss from operations	(1,269)	(518)	(263)	(140)
Other income, net	619	591	276	845
Income (loss) before taxes	(650)	73	13	705
Benefit from (provision for) income taxes	10	(20)	25	475
Net income (loss)	(640)	53	38	1,180
Basic and diluted net income (loss) per share	(.46)	.04	.03	.85

* Includes other-than-temporary impairment losses on investments of $376,000

8. SUBSEQUENT EVENTS

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. The Company paid $1.25 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty.

Other than the real estate bank loan disclosed above, the Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no additional subsequent events occurred that required recognition in the financial statements or disclosures in the Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015.  Based on that evaluation, management concluded that because of certain material weaknesses in its internal control over financial reporting, as further described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2015.

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

Each year, management is required by SEC rules to evaluate the effectiveness of the Company’s internal control over financial reporting. That evaluation is conducted under the supervision and with the participation of Mr. Salzman, and is based on the framework in Internal Control-Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  (COSO has recently issued an updated framework, and the Company expects to use that new framework in its evaluations beginning next year.) If we identify any material weaknesses, the rules do not allow us to conclude that our internal control over financial reporting is effective.

As a small company, we have eight experienced employees in the accounting department and three in the IT department. Accordingly, we are not able to segregate duties to the extent we could if we had more people, and we have not sufficiently designed and documented controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls. Our controller and the assistant to the controller post and review certain journal entries and also generate the system based financial reports used in key management review controls.  Additionally, the controller and the assistant to the controller and some department heads have administrative access to their departments’ operating systems.

Although the Company has remediated some of the issues associated with administrative access to specific systems, these steps, however, have not fully remediated the control issue. Hiring additional personnel to work in the accounting and IT departments would certainly help address some of these issues, but we do not believe it would be a wise use of shareholders’ money.

Also, we do not have sufficient in-house technical accounting expertise to review the quarterly and annual tax analysis and provision, assess the adequacy of disclosures in our quarterly and annual consolidated financial statements and assess and apply accounting standards that pertain to complex and/or non-routine transactions. The lack in expertise to apply the accounting standards resulted in a material audit adjustment in the fourth quarter of fiscal 2015. We continue to use third party experts for these matters.

Recognizing our deficiencies, we use mitigating controls, including a variety of internal procedures to check and double-check the areas where one person is responsible for multiple duties.  Among other things, the Company’s monitoring activities include monthly review and comparative analysis of financial, production and public information with prior periods by the Company’s department supervisors, the CEO/CFO and the Board of Directors.

In addition, we believe our most important internal control is our hiring and retention of honest and capable people, whom we trust to do their jobs well.  Accordingly, we believe our overall internal control environment is sufficient for a company of our size.

In the context of the COSO framework, however, we believe that the above-mentioned deficiencies constitute material weaknesses as they relate to the prevention of fraud and possible management override of controls, and therefore we must conclude that our internal control over financial reporting was not effective as of September 30, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited Daily Journal Corporation’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Daily Journal Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

The Company does not have sufficient technical expertise in assessing and applying accounting standards to complex and/or non-routine transactions, reviewing the quarterly and annual tax analysis and provision, and assessing the adequacy of disclosures in the quarterly and annual consolidated financial statements. The lack in expertise to apply the accounting standards resulted in a material audit adjustment in the fourth quarter of fiscal 2015.

Additionally, the Company has not adequately designed and documented sufficient internal controls to support effective internal controls relating to the risk of fraud and management override of internal controls. The controller and the assistant to the controller post and review journal entries and also generate the system based financial reports used in key management review controls.  Further, the controller and the assistant to the controller and some department heads have administrative access to their departments’ operating systems.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2015 consolidated financial statements, and this report does not affect our report dated December 14, 2015 on those consolidated financial statements.

In our opinion, Daily Journal Corporation did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daily Journal Corporation as of September 30, 2015 and 2014 and the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows for the years then ended and our report dated December 14, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

December 14, 2015

Changes in Internal Control over Financial Reporting

In light of the material weaknesses in the Company’s internal control over financial reporting discussed above for the fiscal year ended September 30, 2015, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015. Although the Company has taken several remedial steps, there were still material weaknesses existing as of September 30, 2015, and there were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended September 30, 2015.

Item 9B. Other Information

  None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about February 10, 2016 (the “Proxy Statement”), is incorporated herein by reference.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2015, 2014 and 2013
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
(2)	Exhibits
2.1

Asset Purchase Agreement, dated September 13, 2013, by and between Daily Journal Corporation; Technology Acquisition Corporation; ISD Corporation; ISD Investments, LLC; Hans Imhof; Ronald C. Beach; and Mark Nielsen. (±)

2.2	Acquisition Agreement with respect to New Dawn Technologies, Inc., dated December 4, 2012, by and among Daily Journal Corporation, Thomas Higgins and Frank Felice. (±)
3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (≈)
3.2	Amended and Restated Bylaws of Daily Journal Corporation. (≈)
10.1

Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (‡) (≈)

14	Daily Journal Corporation Code of Ethics. (≈)
21	Daily Journal Corporation’s List of Subsidiaries.
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(±)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2013.
(±)	Filed as an Exhibit to the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 14, 2012.
(≈)	Filed as an Exhibit to the Company’s 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 28, 2015.
(‡)	Management Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

By     /s/ Gerald L. Salzman

Gerald L. Salzman

President

Date:     December 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Munger	Chairman of the Board	December 14, 2015
Charles T. Munger

/s/ Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	December 14, 2015
Gerald L. Salzman

/s/ J. P. Guerin	Director	December 14, 2015
J. P. Guerin

Director
Peter Kaufman

Director
Gary Wilcox

EXHIBIT INDEX

2.1

Asset Purchase Agreement, dated September 13, 2013, by and between Daily Journal Corporation; Technology Acquisition Corporation; ISD Corporation; ISD Investments, LLC; Hans Imhof; Ronald C. Beach; and Mark Nielsen. (±)

2.2	Acquisition Agreement with respect to New Dawn Technologies, Inc., dated December 4, 2012, by and among Daily Journal Corporation, Thomas Higgins and Frank Felice. (±)
3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (≈)
3.2	Amended and Restated Bylaws of Daily Journal Corporation. (≈)
10.1

Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (‡) (≈)

14	Daily Journal Corporation Code of Ethics. (≈)
21	Daily Journal Corporation’s List of Subsidiaries.
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

(±)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2013.
(±)	Filed as an Exhibit to the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 14, 2012.
(≈)	Filed as an Exhibit to the Company’s 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 28, 2015.
(‡)	Management Compensatory Plan.
*

XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.