Form 10-Q
period 2015-12-31
DAILY JOURNAL CORP
filed 2016-02-08
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Large Accelerated Filer:	Accelerated Filer:	X
Non-accelerated Filer:	Smaller Reporting Company:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2016
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30
	2015	2015
ASSETS
Current assets
Cash and cash equivalents	$8,883,000	$15,617,000
Marketable securities at fair value, including common stocks of $171,798,000 and bonds of $7,186,000 at December 31, 2015 and common stocks of $158,705,000 and bonds of $7,336,000 at September 30, 2015	178,984,000	166,041,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at December 31, 2015 and September 30, 2015	5,228,000	5,673,000
Inventories	50,000	48,000
Prepaid expenses and other assets	733,000	684,000
Income tax receivable	690,000	765,000
Total current assets	194,568,000	188,828,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,268,000	12,773,000
Furniture, office equipment and computer software	2,683,000	2,655,000
Machinery and equipment	1,864,000	1,864,000
	20,815,000	17,292,000
Less accumulated depreciation	(8,473,000)	(8,335,000)
	12,342,000	8,957,000
Intangibles, net	11,731,000	12,990,000
Goodwill	13,400,000	13,400,000
Deferred income taxes, net	6,455,000	4,021,000
	$238,496,000	$228,196,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,576,000	$4,212,000
Accrued liabilities	2,661,000	2,919,000
Note payable collaterized by real estate	106,000	---
Deferred subscriptions	3,356,000	3,474,000
Deferred installation contracts	7,269,000	7,820,000
Deferred maintenance agreements and others	6,203,000	6,815,000
Deferred income taxes, net	46,087,000	40,641,000
Total current liabilities	68,258,000	65,881,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Note payable collaterized by real estate	2,154,000	---
Deferred maintenance agreements	380,000	551,000
Income tax payable	2,925,000	2,991,000
Accrued interest and penalty for uncertain and unrecognized tax benefits	657,000	633,000
Accrued liabilities	52,000	47,000
Total long term liabilities	35,661,000	33,715,000

Commitments and contingencies (Note 10)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at December 31, 2015 and September 30, 2015	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	59,161,000	59,111,000
Accumulated other comprehensive income	73,647,000	67,720,000
Total shareholders' equity	134,577,000	128,600,000
	$238,496,000	$228,196,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended December 31
	2015	2014

Revenues
Advertising	$2,321,000	$2,704,000
Circulation	1,506,000	1,524,000
Advertising service fees and other	650,000	685,000
Licensing and maintenance fees	3,647,000	3,757,000
Consulting fees	1,376,000	1,192,000
Other public service fees	1,315,000	1,461,000
	10,815,000	11,323,000

Costs and expenses
Salaries and employee benefits	6,648,000	6,612,000
Other outside services	864,000	847,000
Postage and delivery expenses	286,000	332,000
Newsprint and printing expenses	217,000	342,000
Depreciation and amortization	1,415,000	1,360,000
Other general and administrative expenses	2,347,000	2,191,000
	11,777,000	11,684,000
Loss from operations	(962,000)	(361,000)
Other income (expense)
Dividends and interest income	903,000	828,000
Other income and capital gains	16,000	18,000
Interest expenses	(68,000)	(57,000)
Interest expense accrued for uncertain and unrecognized tax benefits	(24,000)	(20,000)
Income (loss) before taxes	(135,000)	408,000
Benefit from income taxes	185,000	25,000
Net income	$50,000	$433,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$.04	$.31

Comprehensive income (loss)
Net income	$50,000	$433,000
Net change in unrealized appreciation of investments (net of taxes)	5,927,000	(3,642,000)
	$5,977,000	$(3,209,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2015	2014
Cash flows from operating activities
Net income	$50,000	$433,000
Adjustments to reconcile net income to net cash used for operations
Depreciation and amortization	1,415,000	1,360,000
Gains on sales of marketable securities	---	(4,000)
Deferred income taxes	(165,000)	(351,000)
Discounts earned on bonds	(1,000)	(1,000)
Changes in assets and liabilities
(Increase) decrease in current assets (net of acquisitions)
Accounts receivable, net	445,000	734,000
Inventories	(2,000)	(4,000)
Prepaid expenses and other assets	(49,000)	65,000
Income tax receivable	75,000	1,357,000
Increase (decrease) in liabilities (net of acquisitions)
Accounts payable	(1,636,000)	(1,023,000)
Accrued liabilities	(229,000)	(326,000)
Income taxes	(66,000)	(62,000)
Deferred subscriptions	(118,000)	(46,000)
Deferred maintenance agreements and others	(783,000)	(1,810,000)
Deferred installation contracts	(551,000)	(70,000)
Net cash (used for) provided by operating activities	(1,615,000)	252,000

Cash flows from investing activities
Sales of marketable securities	---	4,044,000
Purchases of marketable securities	(3,838,000)	(10,977,000)
Purchases of property, plant and equipment, including the Logan Utah office building	(3,541,000)	(69,000)
Net cash used in investing activities	(7,379,000)	(7,002,000)

Cash flows from financing activities
Note payable collaterized by real estate	2,260,000	--- -
Net cash provided from financing activities	2,260,000	--- -

Decrease in cash and cash equivalents	(6,734,000)	(6,750,000)

Cash and cash equivalents
Beginning of period	15,617,000	15,410,000
End of period	$8,883,000	$8,660,000

Interest paid during period	$65,000	$61,000
Net income taxes refunded during period	$(29,000)	$(969,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - The Corporation and Operations

Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California and Arizona and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising.

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

Note 2 - Basis of Presentation

        In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of December 31, 2015, its results of operations for the three-month periods ended December 31, 2015 and 2014 and its cash flows for the three-month periods ended December 31, 2015 and 2014. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year.

       The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Note 3 - Accounting Standards Adopted in Fiscal 2016 and Recent Accounting Pronouncements

Accounting Standards Adopted in Fiscal 2016

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in the discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Further, this update expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The standard is required to be adopted for annual periods beginning on or after December 15, 2014, including interim periods within that annual period. This ASU was effective beginning October 1, 2015 for the Company, and the adoption has had no impact on the Company’s financial condition, results of operations or disclosures.

Other Recent Accounting Pronouncements

The Company will evaluate new accounting pronouncements as detailed in its Annual Report on Form 10-K for the year ended September 30, 2015.

Note 4 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

Note 5 - Intangible Assets

Intangible Assets
	December 31, 2015			September 30, 2015
	Customer Relationships	Developed Technology	Total	Customer Relationships	Developed Technology	Total

Gross intangible	$22,104,000	$2,525,000	$24,629,000	$22,104,000	$2,525,000	$24,629,000
Accumulated amortization	(11,539,000)	(1,359,000)	(12,898,000)	(10,406,000)	(1,233,000)	(11,639,000)
	$10,565,000	$1,166,000	$11,731,000	$11,698,000	$1,292,000	$12,990,000

These identifiable intangible assets are being amortized over five years for financial statement purposes due to the short life cycle of technology that customer relationships depend on, and over a 15-year period on a straight line basis for tax purposes. The intangible amortization expenses were $1,259,000 for the three months ended December 31, 2015 as compared with $1,224,000 in the prior year period.

Note 6 – Goodwill

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

In addition, ASC 2011-08, Testing Goodwill for Impairment, allows for the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If it is determined based on qualitative factors that there is no impairment to goodwill, then the fair value of a reporting unit is not needed. If a quantitative analysis is required and the unit’s carrying amount exceeds its fair value, then the second step is performed to measure the amount of potential impairment. The Company’s annual goodwill impairment analysis in fiscal 2015 did not result in an impairment charge based on the qualitative assessment. There was no goodwill impairment during the three-month periods ended December 31, 2015 and 2014.

Note 7 – Revenue Recognition

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

Approximately 59% and 57% of the Company’s revenues during the three months ended December 31, 2015 and 2014, respectively, were derived from Journal Technologies.

     The Company has established Vendor Specific Objective Evidence (VSOE) of fair value of the annual maintenance because a substantial majority of the Journal Technologies’ actual maintenance renewals is within a narrow range of pricing as a percentage of the underlying license fees for the legacy contracts and is deemed substantive.

Note 8 - Income Taxes

For the three months ended December 31, 2015, the Company recorded an income tax benefit of $185,000 on pretax loss of $135,000. The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2016 to pretax loss for the first quarter of fiscal 2016. The effective tax rate was lower than the statutory rate primarily due to the dividends received deduction.  On pretax income of $408,000 for the three months ended December 31, 2014, the Company recorded a tax benefit of $25,000 which was the net result of applying the effective tax rate anticipated for fiscal 2015 to pretax income for the first quarter of fiscal 2015. The Company’s effective tax rate was 137% and -6% for the three months ended December 31, 2015 and 2014, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2012 with regard to federal income taxes and fiscal 2011 for state income taxes.

At December 31, 2015, the Company had an accrued liability of approximately $2,925,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013, after a reduction of $319,000 resulting from the recognition of deferred revenues and from the amortization of goodwill for tax purposes.  The Company does not anticipate a significant increase or decrease in this liability in the next twelve months.   If recognized, it is expected that these unrecognized tax benefits would not have a significant impact to the Company’s effective tax rate.  During the first quarter of fiscal 2015, interest expenses of approximately $24,000 were recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the Statement of Comprehensive Income.

Note 9 - Investments in Marketable Securities

Investments in marketable securities categorized as “available-for-sale” are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of December 31, 2015 and September 30, 2015, an unrealized gain of $120,602,000 and $111,498,000, respectively, was recorded before taxes of $46,455,000 and $43,278,000, respectively, in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

Investments in equity securities and securities with fixed maturity as of December 31, 2015 and September 30, 2015 are summarized below.

	December 31, 2015			September 30, 2015
	(Unaudited)
	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$171,798,000	$53,442,000	$118,356,000	$158,705,000	$49,604,000	$109,101,000
Bonds	7,186,000	4,940,000	2,246,000	7,336,000	4,939,000	2,397,000
Total	$178,984,000	$58,382,000	$120,602,000	$166,041,000	$54,543,000	$111,498,000

All investments are classified as “Current assets” because they are available for sale at any time. The bonds mature in 2039.

As of December 31, 2015, the Company performed separate evaluations for impaired equity securities to determine if the unrealized losses were other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management objectives and securities portfolio objectives. Based on the results of the evaluations, the Company concluded that as of December 31, 2015, all unrealized losses related to the equity securities it owns were temporary.

Note 10 - Debt and Commitments and Contingencies

In December 2012, the Company borrowed from its investment margin account the purchase price of $14 million for the New Dawn acquisition, and in September 2013, it borrowed another $15.5 million for the ISD acquisition, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of December 31, 2015 was 1%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty.

The Company owns its facilities in Los Angeles and leases space for its other Daily Journal offices under operating leases which expire at various dates through fiscal 2020. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to these leased properties and certain other leased properties. Rental expenses for three-month periods ended December 31, 2015 and 2014 were $250,000 and $283,000, respectively.

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial position or results of operations or cash flows.

Note 11 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended December 31, 2015
Revenues
Advertising, net	$2,321,000	$	---	$	---	$2,321,000
Circulation	1,506,000		---		---	1,506,000
Advertising service fees and other	650,000		---		---	650,000
Licensing and maintenance fees	---		3,647,000		---	3,647,000
Consulting fees	---		1,376,000		---	1,376,000
Other public service fees	---		1,315,000		---	1,315,000
Operating expenses	4,353,000		7,424,000		---	11,777,000
Income (loss) from operations	124,000		(1,086,000)		---	(962,000)
Dividends and interest income	---		---		903,000	903,000
Other income	7,000		---		9,000	16,000
Interest expenses on note payable collaterized by real estate and margin loans	(9,000)		---		(59,000)	(68,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(24,000)		---	(24,000)
Pretax income (loss)	122,000		(1,110,000)		853,000	(135,000)
Income tax benefit	(50,000)		395,000		(160,000)	185,000
Net income (loss)	72,000		(715,000)		693,000	50,000
Total assets	16,985,000		42,527,000		178,984,000	238,496,000
Capital expenditures, including purchase of Logan building	3,541,000		---		---	3,541,000
Amortization of intangible assets	35,000		1,224,000		---	1,259,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended December 31, 2014
Revenues
Advertising, net	$2,704,000	$	---	$	---	$2,704,000
Circulation	1,524,000		---		---	1,524,000
Advertising service fees and other	685,000		---		---	685,000
Licensing and maintenance fees	---		3,757,000		---	3,757,000
Consulting fees	---		1,192,000		---	1,192,000
Other public service fees	---		1,461,000		---	1,461,000
Operating expenses	4,623,000		7,061,000		---	11,684,000
Income (loss) from operations	290,000		(651,000)		---	(361,000)
Dividends and interest income	---		---		828,000	828,000
Other income and capital gains	---		---		18,000	18,000
Interest expenses on margin loans	---		---		(57,000)	(57,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(20,000)		---	(20,000)
Pretax income (loss)	290,000		(671,000)		789,000	408,000
Income tax benefit	(90,000)		250,000		(135,000)	25,000
Net income (loss)	200,000		(421,000)		654,000	433,000
Total assets	12,513,000		47,975,000		174,338,000	234,826,000
Capital expenditures	58,000		11,000		---	69,000
Amortization of intangible assets	---		1,224,000		---	1,224,000

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a majority interest in Sustain, and (2) Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations.

Overall Results

During the three months ended December 31, 2015, consolidated pretax loss was $135,000 as compared to a profit of $408,000 in the prior year period. The Traditional Business segment’s pretax income decreased by $168,000 (58%) to $122,000 from $290,000, primarily resulting from decreases in trustee sale notice and related service fee revenues of $245,000 and commercial advertising revenues of $208,000, partially offset by decreased legal, accounting and tax fees. Journal Technologies’ business segment pretax loss increased by $439,000 (65%) to $1,110,000 from $671,000 primarily resulting from decreased other public service fees of $146,000 and increased personnel costs and additional travel expenses for installation services. The Company’s non-operating income, net of expenses, increased by $58,000 (8%) to $827,000 primarily because of additional dividends and interest income from the Company’s marketable securities.

At December 31, 2015, the aggregate fair market value of the Company’s marketable securities was $178,984,000. These securities had approximately $120,602,000 of unrealized gains before taxes of $46,455,000 and generated approximately $903,000 in dividends and interest income during the three months ended December 31, 2015, which lowers the Company’s effective income tax rate because of the dividends received deduction.

Comprehensive Income (Loss)

	Three months ended December 31
	2015	2014

Net income	$50,000	$433,000
Net change in unrealized appreciation of investments (net of taxes)	5,927,000	(3,642,000)
	$5,977,000	$(3,209,000)

****************

Additional detail about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)

For the three months ended December 31

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2015	2014	2015		2014		2015		2014		2015	2014
Revenues
Advertising	$2,321	$2,704	$	---	$	---	$	---	$	---	$2,321	$2,704
Circulation	1,506	1,524		---		---		---		---	1,506	1,524
Advertising service fees and other	650	685		---		---		---		---	650	685
Licensing and maintenance fees	---	---		3,647		3,757		---		---	3,647	3,757
Consulting fees	---	---		1,376		1,192		---		---	1,376	1,192
Other public service fees	---	---		1,315		1,461		---		---	1,315	1,461
Total revenues	4,477	4,913		6,338		6,410		---		---	10,815	11,323
Expenses
Salaries and employee benefits	2,469	2,438		4.179		4,174		---		---	6,648	6,612
Amortization of intangible assets	35	---		1,224		1,224		---		---	1,259	1,224
Others	1,849	2,185		2,021		1,663		---		---	3,870	3,848
Total operating expenses	4,353	4,623		7,424		7,061		---		---	11,777	11,684
Income (loss) from operations	124	290		(1,086)		(651)		---		---	(962)	(361)

Other income (net), primarily dividends and interest income	7	---		---		---		912		846	919	846
Interest and penalty expenses accrued for uncertain and unrecognized tax benefits	---	---		(24)		(20)		---		---	(24)	(20)
Interest expenses on margin loans	---	---		---		---		(59)		(57)	(59)	(57)
Interest expenses on note payable collaterized by real estate	(9)	---		---		---		---		---	(9)	---
Pretax income (loss)	$122	$290		$(1,110)		$(671)		$853		$789	$(135)	$408

Consolidated revenues were $10,815,000 and $11,323,000 for the three months ended December 31, 2015 and 2014, respectively. This decrease of $508,000 (4%) was primarily from the reduction in The Traditional Business’s trustee sale notice and related service fee revenues of $245,000 and commercial advertising revenues of $208,000 (primarily due to the discontinuance of publishing the California Lawyer magazine), and Journal Technologies’ public service fees of $146,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 59% and 57% of the Company’s total revenues for the three months ended December 31, 2015 and 2014, respectively.

Consolidated operating costs and expenses increased by $93,000 (1%) to $11,777,000 from $11,684,000, primarily resulting from additional expenses for Journal Technologies. Total personnel costs increased by $36,000 (1%) to $6,648,000 from $6,612,000 including additional personnel costs for Journal Technologies. Postage and delivery expenses decreased by $46,000 (14%) to $286,000 from $332,000, and newsprint and printing expenses decreased by $125,000 (37%) to $217,000 from $342,000 primarily because of the discontinuance of publishing the California Lawyer magazine effective October 1, 2015. Other general and administrative expenses increased by $156,000 (7%) to $2,347,000 from $2,191,000 mainly because of increased travel costs for installation services and selling expenses for Journal Technologies.

There was net income per share of $0.04 for the three months ended December 31, 2015 as compared with $0.31 per share in the prior year period.

The Traditional Business

     The Traditional Business segment advertising revenues, which declined by $383,000 (14%) to $2,321,000 from $2,704,000, are primarily trustee sale notice advertising fees. These trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 20% during the three months ended December 31, 2015 as compared to the prior year period and accounted for almost all of the decline in revenues. Because this slowing is expected to continue, there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2016, and the Company’s print-based earnings will also likely decline significantly because it will be impractical for the Company to offset all revenue loss by expense reduction. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues in the three months ended December 31, 2015. Public notice advertising revenues and related advertising and other service fees constituted about 21% and 22% of the Company's total revenues for the three months ended December 31, 2015 and 2014, respectively. Because of this concentration, the Company’s revenues would be significantly affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues. Commercial advertising revenues decreased by $208,000 (23%) to $695,000 from $903,000 because of the continuing challenges in the commercial advertising business and the discontinuance of publishing the California Lawyer magazine.

The Daily Journals accounted for about 84% of the Company's total circulation revenues, which declined by $18,000 to $1,506,000 from $1,524,000. The court rule and judicial profile services generated about 9% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased by $270,000 (6%) to $4,353,000 from $4,623,000 primarily due to decreased legal, accounting and tax fees of $302,000.

Journal Technologies

Journal Technologies’ revenues decreased by $72,000 (1%) to $6,338,000 from $6,410,000 in the prior year period. Licensing and maintenance fees decreased by $110,000 (3%) to $3,647,000 from $3,757,000. Consulting fees increased by $184,000 (15%) to $1,376,000 from $1,192,000. In most cases, revenues from new installation projects will only be recognized, if at all, upon completion and acceptance of the services by the various customers. Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for software licenses and installation services. After a customer’s acceptance of the completed project, the advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period. Other public service fees decreased by $146,000 (10%) to $1,315,000 from $1,461,000 primarily due to a reduction in the number of traffic tickets processed.

      Journal Technologies’ operating expenses, which included the same amount of amortization of intangible assets of $1,224,000 for both of the three month periods ended December 31, 2015 and 2014, increased by $363,000 (5%) to $7,424,000 from $7,061,000 primarily due to increased personnel costs and travel expenses. Identifiable intangible assets, including customer relationships and developed technology, are being amortized on a straight-line basis over five years due to the short life cycle of technology that customer relationships depend on and over 15 years for tax purposes. Goodwill, which is not amortized for financial statement purposes, is amortized over a 15-year period for tax purposes. Goodwill represents the expected synergies in expanding the Company’s software business. Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation include the current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. The Company is continuing to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Taxes

For the three months ended December 31, 2015, the Company recorded an income tax benefit of $185,000 on a pretax loss of $135,000. The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2016 to the pretax loss for the first quarter of fiscal 2016. The effective tax rate was lower than the statutory rate primarily due to the dividends received deduction.  On pretax income of $408,000 for the three months ended December 31, 2014, the Company recorded a tax benefit of $25,000 which was the net result of applying the effective tax rate anticipated for fiscal 2015 to pretax income for the first quarter of fiscal 2015. The Company’s effective tax rate was 137% and -6% for the three months ended December 31, 2015 and 2014, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2012 with regard to federal income taxes and fiscal 2011 for state income taxes.

At December 31, 2015, the Company had an accrued liability of approximately $2,925,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013, after a reduction of $319,000 resulting from the recognition of deferred revenues and from the amortization of goodwill for tax purposes.  The Company does not anticipate a significant increase or decrease in this liability in the next twelve months.   If recognized, it is expected that these unrecognized tax benefits would not have a significant impact to the Company’s effective tax rate.  During the first quarter of fiscal 2015, interest expenses of approximately $24,000 were recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the Statement of Comprehensive Income.

Liquidity and Capital Resources

During the three months ended December 31, 2015, the Company's cash and cash equivalents and marketable security positions increased by $6,209,000 to $187,867,000. Cash and cash equivalents were used primarily for the purchase of marketable securities of $3,838,000 and capital assets of $3,541,000, including $3,500,000 for the Logan building. The investments in marketable securities, which had an adjusted cost basis of approximately $58,382,000 and had a market value of about $178,984,000 at December 31, 2015, generated approximately $903,000 in dividends and interest income, which lowers the Company’s effective income tax rate because of the dividends received deduction. As of December 31, 2015, there were unrealized investment pretax gains of $120,602,000 as compared to $111,498,000 as of September 30, 2015. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

The net cash used for operating activities of $1,615,000 included net decreases in deferred installation contracts and maintenance agreements of $1,334,000 and decreases in deferred subscriptions of $118,000. Cash flows from operating activities decreased by $1,867,000 during the three months ended December 31, 2015 as compared to prior year period primarily resulting from (i) decreases in net income of $383,000 and accounts payable and accrued liabilities of $516,000 as more liabilities were paid and (ii) increases in accounts receivable of $289,000 primarily resulting from more billings.

As of December 31, 2015, the Company had working capital of $126,310,000, including the liabilities for deferred subscriptions and deferred installation contracts and deferred maintenance agreements and others of $16,828,000, which are scheduled to be earned within one year, and the deferred tax liability of $46,455,000 for the unrealized gains described above

The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operating activities and its current working capital and expects that any such cash flows will be invested in its businesses. The Company may or may not have the ability to borrow against its marketable securities on favorable terms as it did for prior acquisitions. The Company also may entertain additional business acquisition opportunities. Any excess cash flows could be used to reduce the investment margin account liability or note payable collaterized by real estate or invested as management and the Board of Directors deem appropriate at the time.

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

As of December 31, 2015, the investments were concentrated in just seven companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement (such as the other-than-temporary impairment losses of $376,000 recognized during fiscal 2015, $1,719,000 recognized in fiscal 2013 and $2,855,000 recognized in fiscal 2012).

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

The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2015. The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies, including California courts, for a substantial portion of its revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; possible security breaches of the Company’s software or websites; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s market risk, refer to Item 7A – Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K for the fiscal year ended September 30, 2015. There have been no material changes to the Company’s market risk exposures since September 30, 2015.

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2015, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015.  While the Company intends to adopt the 2013 COSO framework beginning this fiscal year, there were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2015.

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

DATE: February 8, 2016