Form 10-Q
period 2016-06-30
DAILY JOURNAL CORP
filed 2016-08-09
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2016

or

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

Large Accelerated Filer:	Accelerated Filer: X
Non-accelerated Filer:	Smaller Reporting Company:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

Page Nos.
PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -
June 30, 2016 and September 30, 2015	3

Consolidated Statements of Comprehensive (Loss) Income -
Three months ended June 30, 2016 and 2015	4

Consolidated Statements of Comprehensive (Loss) Income -
Nine months ended June 30, 2016 and 2015	5

Consolidated Statements of Cash Flows -
Nine months ended June 30, 2016 and 2015	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

Part II Other Information

Item 6. Exhibits	22

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$10,362,000	$15,617,000
Marketable securities at fair value, including common stocks of $153,432,000 and bonds of $7,818,000 at June 30, 2016 and common stocks of $158,705,000 and bonds of $7,336,000 at September 30, 2015	161,250,000	166,041,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at June 30, 2016 and September 30, 2015	5,730,000	5,673,000
Inventories	47,000	48,000
Prepaid expenses and other assets	614,000	684,000
Income tax receivable	668,000	765,000
Total current assets	178,671,000	188,828,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,284,000	12,773,000
Furniture, office equipment and computer software	2,657,000	2,655,000
Machinery and equipment	1,864,000	1,864,000
	20,805,000	17,292,000
Less accumulated depreciation	(8,689,000)	(8,335,000)
	12,116,000	8,957,000
Intangibles, net	9,213,000	12,990,000
Goodwill	13,400,000	13,400,000
Deferred income taxes, net	6,522,000	4,021,000
	$219,922,000	$228,196,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,659,000	$4,212,000
Accrued liabilities	2,981,000	2,919,000
Note payable collateralized by real estate	109,000	---
Deferred subscriptions	3,565,000	3,474,000
Deferred installation contracts	6,618,000	7,820,000
Deferred maintenance agreements and others	6,228,000	6,815,000
Deferred income taxes, net	39,352,000	40,641,000
Total current liabilities	61,512,000	65,881,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Note payable collateralized by real estate	2,099,000	---
Deferred maintenance agreements	92,000	551,000
Income tax payable	2,805,000	2,991,000
Accrued interest and penalty for uncertain and unrecognized tax benefits	708,000	633,000
Accrued liabilities	47,000	47,000
Total long term liabilities	35,244,000	33,715,000

Commitments and contingencies (Note 10)	---	---

Shareholders' equity

Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at June 30, 2016 and September 30, 2015	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	59,030,000	59,111,000
Accumulated other comprehensive income	62,367,000	67,720,000
Total shareholders' equity	123,166,000	128,600,000
	$219,922,000	$228,196,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended June 30
	2016	2015

Revenues
Advertising	$2,715,000	$2,701,000
Circulation	1,467,000	1,445,000
Advertising service fees and other	720,000	702,000
Licensing and maintenance fees	3,679,000	3,315,000
Consulting fees	748,000	791,000
Other public service fees	1,009,000	1,540,000
	10,338,000	10,494,000

Costs and expenses
Salaries and employee benefits	6,860,000	6,357,000
Other outside services	913,000	827,000
Postage and delivery expenses	279,000	346,000
Newsprint and printing expenses	243,000	335,000
Depreciation and amortization	1,445,000	1,366,000
Other general and administrative expenses	2,380,000	2,408,000
	12,120,000	11,639,000
Loss from operations	(1,782,000)	(1,145,000)
Other income (expense)
Dividends and interest income	1,277,000	1,177,000
Other income and capital gains	16,000	23,000
Interest expense	(108,000)	(56,000)
Interest expense accrued for uncertain and unrecognized tax benefits	(26,000)	(26,000)
Loss before income taxes	(623,000)	(27,000)
Benefit from income taxes	285,000	60,000
Net (loss) income	$(338,000)	$33,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(0.25)	$.02

Comprehensive (loss) income
Net (loss) income	$(338,000)	$33,000
Net (decrease) increase in unrealized appreciation of marketable securities (net of taxes)	(1,222,000)	5,277,000
	$(1,560,000)	$5,310,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Nine months ended June 30
	2016	2015

Revenues
Advertising	$7,382,000	$7,954,000
Circulation	4,431,000	4,429,000
Advertising service fees and other	2,014,000	2,037,000
Licensing and maintenance fees	11,433,000	10,752,000
Consulting fees	3,788,000	3,401,000
Other public service fees	3,547,000	4,636,000
	32,595,000	33,209,000

Costs and expenses
Salaries and employee benefits	20,537,000	19,740,000
Other outside services	2,590,000	2,509,000
Postage and delivery expenses	857,000	990,000
Newsprint and printing expenses	679,000	935,000
Depreciation and amortization	4,288,000	4,093,000
Other general and administrative expenses	6,964,000	7,414,000
	35,915,000	35,681,000
Loss from operations	(3,320,000)	(2,472,000)
Other income (expense)
Dividends and interest income	3,013,000	2,865,000
Other income and capital gains	46,000	55,000
Interest expenses	(270,000)	(168,000)
Interest expense accrued for uncertain and unrecognized tax benefits	(75,000)	(70,000)
(Loss) income before taxes	(606,000)	210,000
Benefit from income taxes	525,000	760,000
Net (loss) income	$(81,000)	$970,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(0.06)	$.70

Comprehensive (loss) income
Net (loss) income	$(81,000)	$970,000
Net (decrease) increase in unrealized appreciation of marketable securities (net of taxes)	(5,353,000)	833,000
	$(5,434,000)	$1,803,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30
	2016	2015
Cash flows from operating activities
Net (loss) income	$(81,000)	$970,000
Adjustments to reconcile net (loss) income to net cash provided by operations
Depreciation and amortization	4,288,000	4,093,000
Gains on sales of marketable securities	---	(4,000)
Deferred income taxes	(512,000)	(735,000)
Discounts earned on bonds	(2,000)	(2,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(57,000)	1,912,000
Inventories	1,000	(12,000)
Prepaid expenses and other assets	70,000	284,000
Income tax receivable	97,000	639,000
Increase (decrease) in liabilities
Accounts payable	(1,553,000)	(230,000)
Accrued liabilities	137,000	325,000
Income taxes	(186,000)	(185,000)
Deferred subscriptions	91,000	154,000
Deferred maintenance agreements and others	(1,046,000)	(2,367,000)
Deferred installation contracts	(1,202,000)	(313,000)
Net cash provided by operating activities	45,000	4,529,000

Cash flows from investing activities
Sales of marketable securities	---	4,044,000
Purchases of marketable securities	(3,838,000)	(10,977,000)
Purchases of property, plant and equipment, including the Logan Utah office building	(3,670,000)	(433,000)
Net cash used for investing activities	(7,508,000)	(7,366,000)

Cash flows from financing activities
Note payable collateralized by real estate	2,234,000	--- -
Payment of loan principal	(26,000)	--- -
Net cash provided by financing activities	2,208,000	--- -

Decrease in cash and cash equivalents	(5,255,000)	(2,837,000)

Cash and cash equivalents
Beginning of period	15,617,000	15,410,000
End of period	$10,362,000	$12,573,000

Interest paid during period	$254,000	$168,000
Net income taxes refunded during period	$(11,000)	$(547,000)

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

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary, includes as of October 1, 2014, the combined operations of Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary since 2008; New Dawn Technologies, Inc. (“New Dawn”), acquired in December 2012; and ISD Technologies, Inc. (“ISD”), acquired in September 2013. Journal Technologies supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to bar members and the public, including a website to pay traffic citations online. These products are licensed to more than 500 organizations in 42 states and internationally.

Essentially all of the Company’s operations are based in California, Arizona and Utah.

Note 2 - Basis of Presentation

        In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of June 30, 2016, its results of operations for the three- and nine-month periods ended June 30, 2016 and 2015 and its cash flows for the nine-month periods ended June 30, 2016 and 2015. The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Recent Accounting Pronouncements

       In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). This update requires that all leases be recognized by lessees on the balance sheet through a right-of-use asset and corresponding lease liability, including today’s operating leases. This standard is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is the Company’s fiscal year 2020.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), providing guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB further issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients providing guidance in certain narrow areas and adding some practical expedients. The effective dates for these ASUs, which are the same as the effective date for ASU No. 2014-09, Revenue from Contracts with Customers, will be the Company’s fiscal 2018 annual and interim periods.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning January 1, 2020, with early adoption permitted on January 1, 2019.

The Company has not yet evaluated what impact, if any, the adoption of these ASUs may have on its financial condition, results of operations or disclosures.

In addition, the Company will evaluate other new accounting pronouncements as detailed in its Annual Report on Form 10-K for the year ended September 30, 2015.

Note 4 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

Note 5 - Intangible Assets

	Intangible Assets
	June 30, 2016			September 30, 2015
	Customer Relationships	Developed Technology	Total	Customer Relationships	Developed Technology	Total

Gross intangible	$22,104,000	$2,525,000	$24,629,000	$22,104,000	$2,525,000	$24,629,000
Accumulated amortization	(13,805,000)	(1,611,000)	(15,416,000)	(10,406,000)	(1,233,000)	(11,639,000)
	$8,299,000	$914,000	$9,213,000	$11,698,000	$1,292,000	$12,990,000

These identifiable intangible assets are being amortized over five years or less for financial statement purposes due to the short life cycle of technology that customer relationships depend on, and over a 15-year period on a straight-line basis for tax purposes. The intangible amortization expenses were $3,777,000 and $1,259,000 for the nine- and three-month periods ended June 30, 2016, respectively, as compared with $3,671,000 and $1,223,000 in the prior year periods.

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

In addition, ASU 2011-08, Intangible – Goodwill and Others -- Testing Goodwill for Impairment, allows for the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If it is determined based on qualitative factors that there is no impairment to goodwill, then the fair value of a reporting unit is not needed. If a quantitative analysis is required and the unit’s carrying amount exceeds its fair value, then the second step is performed to measure the amount of potential impairment. The Company’s annual goodwill impairment analysis in fiscal 2015 did not result in an impairment charge based on the qualitative assessment. There was no indicator of impairment during the nine-month periods ended June 30, 2016 and 2015.

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

     The Company has established Vendor Specific Objective Evidence (VSOE) of fair value of the annual maintenance because a substantial majority of the Journal Technologies’ actual maintenance renewals is within a narrow range of pricing as a percentage of the underlying license fees for the legacy contracts and is deemed substantive. Approximately 58% and 57% of the Company’s revenues during the nine months ended June 30, 2016 and 2015, respectively, were derived from Journal Technologies.

Note 8 - Income Taxes

Taxes

For the nine months ended June 30, 2016, the Company recorded an income tax benefit of $525,000 on pretax loss of $606,000. The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2016 to pretax income for the nine-month period ended June 30, 2016. The effective tax rate was lower than the statutory rate primarily due to the dividends received deduction.  On pretax income of $210,000 for the nine months ended June 30, 2015, the Company recorded an income tax benefit of $760,000 which was the net result of applying the effective tax rate anticipated for fiscal 2015 to pretax income for the nine months ended June 30, 2015.   The Company’s effective tax rate was 87% and -362% for the nine months ended June 30, 2016 and 2015, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2013 with regard to federal income taxes and fiscal 2012 for state income taxes. Recently, the Internal Revenue Service has commenced a review of the Company’s fiscal 2014 federal income tax.

At June 30, 2016, the Company had an accrued liability of approximately $2,805,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013, after a reduction of $439,000 resulting from the recognition of deferred revenues and from the amortization of goodwill for tax purposes. The Company does not anticipate a significant increase or decrease in this liability in the next twelve months.   If recognized, it is expected that these unrecognized tax benefits would not have a significant impact to the Company’s effective tax rate.  During the nine-month periods ended June 30, 2016 and 2015, interest expenses of approximately $75,000 and $70,000, respectively, were recorded as “interest expense accrued for uncertain and unrecognized tax benefits” in the Consolidated Statements of Comprehensive (Loss) Income.

Note 9 - Investments in Marketable Securities

Investments in marketable securities categorized as “available-for-sale” are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of June 30, 2016 and September 30, 2015, an unrealized gain of $102,868,000 and $111,498,000, respectively, was recorded before taxes of $40,000,000 and $43,278,000, respectively, in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

Investments in equity securities and securities with fixed maturity as of June 30, 2016 and September 30, 2015 are summarized below.

	June 30, 2016			September 30, 2015
	(Unaudited)
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$153,432,000	$53,442,000	$99,990,000	$158,705,000	$49,604,000	$109,101,000
Bonds	7,818,000	4,940,000	2,878,000	7,336,000	4,939,000	2,397,000
Total	$161,250,000	$58,382,000	$102,868,000	$166,041,000	$54,543,000	$111,498,000

All investments are classified as “Current assets” because they are available for sale at any time. The bonds mature in 2039.

As of June 30, 2016, the Company performed an evaluation for an equity security with a fair value below cost to determine if the unrealized loss was other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the security until fair value recovers. The assessment of the ability and intent to hold this security to recovery focuses on liquidity needs, asset/liability management objectives and security portfolio objectives. Based on the result of the evaluation, the Company concluded that as of June 30, 2016, the unrealized loss related to the equity security it owns was temporary.

Note 10 - Debt and Commitments and Contingencies

In December 2012, the Company borrowed from its investment margin account the purchase price of $14 million for the New Dawn acquisition, and in September 2013, it borrowed another $15.5 million for the ISD acquisition, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of June 30, 2016 was 1%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $2.21 million as of June 30, 2016.

The Company owns its facilities in Los Angeles and leases space for its other Daily Journal offices under operating leases which expire at various dates through fiscal 2020. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to these leased properties and certain other leased properties. Rental expenses were $579,000 and $164,000 for the nine- and three-month periods ended June 30, 2016, respectively, as compared with $879,000 and $291,000 in the prior year periods.

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

Note 11 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Nine months ended June 30, 2016
Revenues
Advertising	$7,382,000	$	---	$	---	$7,382,000
Circulation	4,431,000		---		---	4,431,000
Advertising service fees and other	2,014,000		---		---	2,014,000
Licensing and maintenance fees	---		11,433,000		---	11,433,000
Consulting fees	---		3,788,000		---	3,788,000
Other public service fees	---		3,547,000		---	3,547,000
Operating expenses	12,911,000		23,004,000		---	35,915,000
Income (loss) from operations	916,000		(4,236,000)		---	(3,320,000)
Dividends and interest income	---		---		3,013,000	3,013,000
Other income	37,000		---		9,000	46,000
Interest expenses on note payable collateralized by real estate and margin loans	(62,000)		---		(208,000)	(270,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(75,000)		---	(75,000)
Pretax income (loss)	891,000		(4,311,000)		2,814,000	(606,000)
Income tax (expense) benefit	(685,000)		1,680,000		(470,000)	525,000
Net income (loss)	206,000		(2,631,000)		2,344,000	(81,000)
Total assets	18,553,000		40,119,000		161,250,000	219,922,000
Capital expenditures, including purchase of Logan building	3,635,000		35,000		---	3,670,000
Amortization of intangible assets	106,000		3,671,000		---	3,777,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Nine months ended June 30, 2015
Revenues
Advertising	$7,954,000	$	---	$	---	$7,954,000
Circulation	4,429,000		---		---	4,429,000
Advertising service fees and other	2,037,000		---		---	2,037,000
Licensing and maintenance fees	---		10,752,000		---	10,752,000
Consulting fees	---		3,401,000		---	3,401,000
Other public service fees	---		4,636,000		---	4,636,000
Operating expenses	13,600,000		22,081,000		---	35,681,000
Income (loss) from operations	820,000		(3,292,000)		---	(2,472,000)
Dividends and interest income	---		---		2,865,000	2,865,000
Other income and capital gains	---		---		55,000	55,000
Interest expenses on margin loans	---		---		(168,000)	(168,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(70,000)		---	(70,000)
Pretax income (loss)	820,000		(3,362,000)		2,752,000	210,000
Income tax (expense) benefit	(15,000)		1,235,000		(460,000)	760,000
Net income (loss)	805,000		(2,127,000)		2,292,000	970,000
Total assets	15,144,000		46,419,000		181,637,000	243,200,000
Capital expenditures	315,000		118,000		---	433,000
Amortization of intangible assets	---		3,671,000		---	3,671,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total

Three months ended June 30, 2016
Revenues
Advertising	$2,715,000	$	---	$	---	$2,715,000
Circulation	1,467,000		---		---	1,467,000
Advertising service fees and other	720,000		---		---	720,000
Licensing and maintenance fees	---		3,679,000		---	3,679,000
Consulting fees	---		748,000		---	748,000
Other public service fees	---		1,009,000		---	1,009,000
Operating expenses	4,136,000		7,984,000		---	12,120,000
Income (loss) from operations	766,000		(2,548,000)		---	(1,782,000)
Dividends and interest income	---		---		1,277,000	1,277,000
Other income	16,000		---		---	16,000
Interest expenses on note payable collateralized by real estate and margin loans	(26,000)		---		(82,000)	(108,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(26,000)		---	(26,000)
Pretax income (loss)	756,000		(2,574,000)		1,195,000	(623,000)
Income tax (expense) benefit	(520,000)		1,010,000		(205,000)	285,000
Net income (loss)	236,000		(1,564,000)		990,000	(338,000)
Total assets	18,553,000		40,119,000		161,250,000	219,922,000
Capital expenditures	10,000		32,000		---	42,000
Amortization of intangible assets	35,000		1,224,000		---	1,259,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended June 30, 2015
Revenues
Advertising	$2,701,000	$	---	$	---	$2,701,000
Circulation	1,445,000		---		---	1,445,000
Advertising service fees and other	702,000		---		---	702,000
Licensing and maintenance fees	---		3,315,000		---	3,315,000
Consulting fees	---		791,000		---	791,000
Other public service fees	---		1,540,000		---	1,540,000
Operating expenses	4,424,000		7,215,000		---	11,639,000
Income (loss) from operations	424,000		(1,569,000)		---	(1,145,000)
Dividends and interest income	---		---		1,177,000	1,177,000
Other income and capital gains	---		---		23,000	23,000
Interest expenses on margin loans	---		---		(56,000)	(56,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(26,000)		---	(26,000)
Pretax income (loss)	424,000		(1,595,000)		1,144,000	(27,000)
Income tax (expense) benefit	(325,000)		565,000		(180,000)	60,000
Net income (loss)	99,000		(1,030,000)		964,000	33,000
Total assets	15,144,000		46,419,000		181,637,000	243,200,000
Capital expenditures	9,000		38,000		---	47,000
Amortization of intangible assets	---		1,223,000		---	1,223,000

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

              RESULTS OF OPERATIONS

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a software development company, and (2) Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations.

Comparable nine-month periods ended June 30, 2016 and June 30, 2015

Consolidated revenues were $32,595,000 and $33,209,000 for the nine months ended June 30, 2016 and 2015, respectively. This decrease of $614,000 (2%) was primarily from the reduction in The Traditional Business’s trustee sale notice and related service fee revenues of $429,000 and commercial advertising revenues of $427,000 (primarily due to the discontinuance of publishing the California Lawyer magazine), and Journal Technologies’ public service fees of $1,089,000 primarily due to a reduction in the number of traffic tickets processed on a website for the public to pay traffic citations online and an Amnesty Program that reduces traffic ticket fines, partially offset by increased Journal Technologies’ license and maintenance fees of $681,000 and consulting fees of $387,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 58% and 57% of the Company’s total revenues for the nine months ended June 30, 2016 and 2015, respectively.

Consolidated operating costs and expenses increased by $234,000 to $35,915,000 from $35,681,000, primarily resulting from additional expenses for Journal Technologies, partially offset by reduced expenses for the Traditional Business. Total personnel costs increased by $797,000 (4%) to $20,537,000 from $19,740,000 primarily resulting from added personnel for Journal Technologies. Postage and delivery expenses decreased by $133,000 (13%) to $857,000 from $990,000, and newsprint and printing expenses decreased by $256,000 (27%) to $679,000 from $935,000 primarily because of the discontinuance of publishing the California Lawyer magazine effective October 1, 2015. Other general and administrative expenses decreased by $450,000 (6%) to $6,964,000 from $7,414,000 mainly because of decreased legal, accounting and other professional service fees, partially offset by increased travel costs for installation services and selling expenses for Journal Technologies. Depreciation and amortization costs, which included primarily the amortization of Journal Technologies’ intangible assets of $3,777,000 and $3,671,000 for the nine-month periods ended June 30, 2016 and 2015, respectively, increased by $195,000 (5%) to $4,288,000 from $4,093,000 mainly resulting from the additional depreciation expense for the recently acquired Logan, Utah office building.

The Company’s non-operating income, net of expenses, increased by $32,000 to $2,714,000 from $2,682,000 primarily because of more dividend income, partially offset by increased interest rate for the two acquisition loans and additional interest expenses for the Company’s real estate loan. During the nine months ended June 30, 2016, consolidated pretax loss was $606,000 as compared with pretax income of $210,000 in the prior year period.

There was net loss of $81,000 (-$0.06 per share) for the nine months ended June 30, 2016 as compared with net income of $970,000 ($0.70 per share) in the prior year period.

At June 30, 2016, the aggregate fair market value of the Company’s marketable securities was $161,250,000. These securities had approximately $102,868,000 of unrealized gains before taxes of $40,000,000 and generated approximately $3,013,000 in dividends and interest income during the nine months ended June 30, 2016, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

Additional detail about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)
For the nine months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2016	2015	2016		2015		2016		2015		2016	2015
Revenues
Advertising	$7,382	$7,954	$	---	$	---	$	---	$	---	$7,382	$7,954
Circulation	4,431	4,429		---		---		---		---	4,431	4,429
Advertising service fees and other	2,014	2,037		---		---		---		---	2,014	2,037
Licensing and maintenance fees	---	---		11,433		10,752		---		---	11,433	10,752
Consulting fees	---	---		3,788		3,401		---		---	3,788	3,401
Other public service fees	---	---		3,547		4,636		---		---	3,547	4,636
Total revenues	13,827	14,420		18,768		18,789		---		---	32,595	33,209
Operating expenses
Salaries and employee benefits	7,450	7,745		13,087		11,995		---		---	20,537	19,740
Amortization of intangible assets	106	---		3,671		3,671		---		---	3,777	3,671
Others	5,355	5,855		6,246		6,415		---		---	11,601	12,270
Total operating expenses	12,911	13,600		23,004		22,081		---		---	35,915	35,681
Income (loss) from operations	916	820		(4,236)		(3,292)		---		---	(3,320)	(2,472)

Dividends and interest income	---	---		---		---		3,013		2,865	3,013	2,865
Other income (net)	37	---		---		---		9		55	46	55
Interest expenses on note payable collateralized by real estate	(62)	---		---		---		---		---	(62)	---
Interest expenses on margin loans	---	---		---		---		(208)		(168)	(208)	(168)
Interest and penalty expenses accrued for uncertain and unrecognized tax benefits	---	---		(75)		(70)		---		---	(75)	(70)
Pretax income (loss)	$891	$820		$(4,311)		$(3,362)		$2,814		$2,752	$(606)	$210

The Traditional Business

The Traditional Business segment’s pretax income increased by $71,000 (9%) to $891,000 from $820,000.

Advertising revenues decreased by $572,000 (7%) to $7,382,000 from $7,954,000 primarily resulting from the declines in commercial advertising revenues and trustee sale notice advertising revenues. Commercial advertising revenues decreased by $427,000 (16%) to $2,303,000 from $2,730,000 primarily due to the discontinuance of publishing the California Lawyer magazine and the continuing challenges in the commercial advertising business from internet sites devoted to online recruitments and steady consolidation of companies serving the legal marketplace resulting in an ever-smaller group of companies placing display advertising.

     Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 14% during the nine months ended June 30, 2016 as compared to the prior year period and accounted for about a reduction of $429,000 in trustee sale notice and related service fee revenues. Because this slowing is expected to continue, the Company expects there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2016, and the Company’s print-based earnings will also likely decline significantly because it will be impractical for the Company to offset all revenue loss by expense reduction. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues in the nine months ended June 30, 2016. Public notice advertising revenues and related advertising and other service fees constituted about 22% of the Company's total revenues for both the nine months ended June 30, 2016 and 2015. Because of this concentration, the Company’s revenues would be significantly adversely affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been proposed from time to time. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 86% of The Traditional Business' total circulation revenues, which increased by $2,000 to $4,431,000 from $4,429,000. The court rule and judicial profile services generated about 9% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased by $689,000 (5%) to $12,911,000 from $13,600,000 primarily due to decreased legal, accounting and other professional service fees of $620,000.

Journal Technologies

Journal Technologies’ business segment pretax loss increased by $949,000 (28%) to $4,311,000 from $3,362,000 and included the amortization costs of intangible assets of $3,671,000 for both the nine-month periods ended June 30, 2016 and 2015.

Revenues decreased by $21,000 to $18,768,000 from $18,789,000 in the prior year period. Licensing and maintenance fees increased by $681,000 (6%) to $11,433,000 from $10,752,000. Consulting fees increased by $387,000 (11%) to $3,788,000 from $3,401,000. In most cases, revenues from new installation projects will only be recognized, if at all, upon completion and acceptance of the services by the various customers. Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for software licenses and installation services. After a customer’s acceptance of the completed project, the advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period. Other public service fees decreased by $1,089,000 (23%) to $3,547,000 from $4,636,000 primarily due to a reduction in the number of traffic tickets processed on a website for the public to pay traffic citations online and an Amnesty Program that reduces traffic ticket fines.

Operating expenses increased by $923,000 (4%) to $23,004,000 from $22,081,000 primarily due to increased personnel costs and travel expenses which are expected to continue to increase in the foreseeable future.

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

Taxes

For the nine months ended June 30, 2016, the Company recorded an income tax benefit of $525,000 on pretax loss of $606,000. The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2016 to pretax income for the nine-month period ended June 30, 2016. The effective tax rate was lower than the statutory rate primarily due to the dividends received deduction.  On pretax income of $210,000 for the nine months ended June 30, 2015, the Company recorded an income tax benefit of $760,000 which was the net result of applying the effective tax rate anticipated for fiscal 2015 to pretax income for the nine months ended June 30, 2015.   The Company’s effective tax rate was 87% and -362% for the nine months ended June 30, 2016 and 2015, respectively.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2013 with regard to federal income taxes and fiscal 2012 for state income taxes. Recently, the Internal Revenue Service has commenced a review of the Company’s fiscal 2014 federal income tax.

At June 30, 2016, the Company had an accrued liability of approximately $2,805,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013, after a reduction of $439,000 resulting from the recognition of deferred revenues and from the amortization of goodwill for tax purposes. The Company does not anticipate a significant increase or decrease in this liability in the next twelve months.   If recognized, it is expected that these unrecognized tax benefits would not have a significant impact to the Company’s effective tax rate.  During the nine-month periods ended June 30, 2016 and 2015, interest expenses of approximately $75,000 and $70,000, respectively, were recorded as “interest expense accrued for uncertain and unrecognized tax benefits” in the Consolidated Statements of Comprehensive (Loss) Income.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net income and unrealized net losses on investments, net of taxes, as summarized below:

Comprehensive (Loss) Income
	Nine months ended June 30
	2016	2015

Net (loss) income	$(81,000)	$970,000
Net (decrease) increase in unrealized appreciation of marketable securities (net of taxes)	(5,353,000)	833,000
	$(5,434,000)	$1,803,000

Comparable three-month periods ended June 30, 2016 and June 30, 2015

Consolidated revenues were $10,338,000 and $10,494,000 for the three months ended June 30, 2016 and 2015, respectively. This decrease of $156,000 (1%) was primarily from decreases in Journal Technologies’ public service fees of $531,000 mainly because of a reduction in the number of traffic tickets processed on a website for the public to pay traffic citations online and an Amnesty Program that reduces traffic ticket fines, partially offset by increased Journal Technologies’ license and maintenance fees of $364,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 53% and 54% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively.

Consolidated operating costs and expenses increased by $481,000 (4%) to $12,120,000 from $11,639,000 mainly resulting from additional expenses for Journal Technologies. Total personnel costs increased by $503,000 (8%) to $6,860,000 from $6,357,000 primarily resulting from added personnel for Journal Technologies. Postage and delivery expenses decreased by $67,000 (19%) to $279,000 from $346,000, and newsprint and printing expenses decreased by $92,000 (27%) to $243,000 from $335,000 primarily because of the discontinuance of publishing the California Lawyer magazine effective October 1, 2015. Other general and administrative expenses decreased by $28,000 (1%) to $2,380,000 from $2,408,000 mainly because of decreased legal, accounting and other professional service fees, partially offset by increased travel costs for installation services and selling expenses for Journal Technologies. Depreciation and amortization costs, which included the amortization of Journal Technologies’ intangible assets of $1,224,000 for both the three-month periods ended June 30, 2016 and 2015, increased by $79,000 (6%) to $1,445,000 from $1,366,000 mainly resulting from the additional depreciation expense for the recently acquired Logan, Utah office building.

The Company’s non-operating income, net of expenses, decreased by $41,000 to $1,159,000 from $1,118,000 primarily because of increased interest rate for the two acquisition loans and additional interest expenses for the Company’s real estate loan. During the three months ended June 30, 2016, consolidated pretax loss was $623,000 as compared with $27,000 in the prior year period.

There was net loss of $338,000 (-$0.25 per share) for the three months ended June 30, 2016 as compared with net income of $33,000 ($0.02 per share) in the prior year period.

Liquidity and Capital Resources

During the nine months ended June 30, 2016, the Company's cash and cash equivalents and marketable security positions decreased by $10,046,000 to $171,612,000. Cash and cash equivalents were used primarily for the purchase of marketable securities of $3,838,000 and capital assets of $3,670,000, including $3,500,000 for the Logan, Utah building. The investments in marketable securities, which had an adjusted cost basis of approximately $58,382,000 and a market value of about $161,250,000 at June 30, 2016, generated approximately $3,013,000 in dividends and interest income.

Cash flows from operating activities decreased by $4,484,000 during the nine months ended June 30, 2016 as compared to prior year period primarily resulting from (i) decreases in net income of $1,051,000 and accounts payable and accrued liabilities of $1,511,000 as more liabilities were paid and (ii) increases in accounts receivable of $1,969,000 primarily due to more billings. The net cash provided by operating activities of $45,000 included decreases in deferred installation contracts and maintenance agreements of $2,248,000.

As of June 30, 2016, the Company had working capital of $117,159,000, including the liabilities for deferred subscriptions and deferred installation contracts and deferred maintenance agreements and others of $16,411,000, which are scheduled to be earned within one year, and the deferred tax liability of $40,000,000 for the unrealized gains described above.

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

As of June 30, 2016, the investments were concentrated in just seven companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement (such as the other-than-temporary impairment losses of $376,000 recognized during fiscal 2015, $1,719,000 recognized in fiscal 2013 and $2,855,000 recognized in fiscal 2012).

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

   Item 4. CONTROLS AND PROCEDURES

     In conjunction to the adoption of the 2013 COSO framework during this fiscal year, the Company has made significant changes to its internal controls to rectify those previously identified material weaknesses mentioned in its Form 10-K for the fiscal year ended September 30, 2015. Based on the evaluation performed under the 2013 COSO framework and applicable Securities and Exchange Commission rules as of June 30, 2016, management believes that its internal controls over financial reporting is effective.

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

DATE: August 9, 2016