Form 10-K
period 2016-09-30
DAILY JOURNAL CORP
filed 2016-12-14
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2016

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

Large accelerated  ☐         Accelerated filer  ☒         Non-accelerated filer  ☐         Smaller reporting company  ☐

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

       Yes ☐  No  ☒

As of March 31, 2016, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $214,960,000.

As of November 30, 2016 there were outstanding 1,380,746 shares of Common Stock of Daily Journal Corporation.

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

Essentially all of the Company’s operations are based in California, Arizona, Colorado and Utah. Financial information of the Company, including information about each of the Company’s reportable segments, is set forth in Item 8 (“Financial Statements and Supplementary Data”).

Products and Services

The Traditional Business

Newspapers and related online publications. The Company publishes 10 newspapers of general circulation. Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus with regard to its news coverage, thereby attracting readers interested in obtaining information about that area through a newspaper format. Effective October 2015, the Company discontinued the publication of the California Lawyer magazine and the California Directory of Attorneys. The Company also discontinued publication of the San Diego Commerce in September 2015 and concurrently replaced it with a small acquisition of The Daily Transcript, which serves the San Diego market.

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

The Daily Journals contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2016, the Los Angeles Daily Journal had approximately 5,100 paid subscribers and the San Francisco Daily Journal had approximately 2,700 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 8,000 at September 30, 2015. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 58% to subscriptions and 42% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 20% of the Company's total fiscal 2016 revenues, 18% in 2015, 19% in 2014, 23% in 2013 and 28% in 2012.

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

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, San Diego, Riverside and San Bernardino counties receive copies by hand delivery. The regular yearly subscription rate for each of The Daily Journals is $804.

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

The Company also provides online foreclosure information to about 30 customers. This service primarily provides distressed property information, some of which also appears in some of the Company's newspapers, as well as expanded features. Consolidation of both newspapers and online products more effectively utilizes the costs of gathering such information.

Advertising and Newspaper Representative. The Company's publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 7% of the Company’s total revenues in fiscal 2016, 8% in 2015, 9% in 2014, 11% in 2013 and 15% in 2012. Classified advertising has continued to decline primarily due to the continued downturn in the employment advertising marketplace and competition from online employment web sites.

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

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 23% of the Company's total revenues in fiscal 2016, 22% in 2015, 24% in 2014, 35% in 2013 and 56% in 2012. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising was placed and (iii) service fees generated when filing notices with government agencies.

Trustee sales legal advertising revenues alone represented about 5% of the Company’s total revenues in fiscal 2016, 6% in 2015, 7% in 2014, 17% in 2013 and 56% in 2012. For several years, these revenues were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law, but the number of foreclosures has continued to decline. In addition, in many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

Journal Technologies

Journal Technologies provides case management software and related services to courts and other justice agencies. Its operations constituted about 56% of the Company’s total revenues in fiscal 2016, 57% in 2015, 53% in 2014, 37% in 2013 and 9% in 2012 (with the 2012 numbers reflecting Sustain only). Journal Technologies earns revenue from license and maintenance fees paid by customers to use its software products; consulting fees paid by customers for installation, implementation and training services; and fees generated by the use of secure websites through which the general public can pay traffic citations.  Journal Technologies has the following main products:

eCourt®, eProsecutor®, eDefender® and eProbation® — browser-based case processing systems that can be used by courts and other justice agencies for all case types because its screens, data elements, business rules, work queues, searches and alerts are highly configurable.  Journal Technologies also supports its prior generation Justice Edition software, which is a Windows-based system that also provides for customizable configurability.

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

The Company’s revenues from Journal Technologies’ foreign customers were $221,000 in fiscal 2016, $278,000 in fiscal 2015 and $332,000 in fiscal 2014. All of the Company’s other revenues in those years were attributable to the United States.

Materials and Postage

After personnel costs (included in “Salaries and employee benefits” and in “Outside services” in the accompanying consolidated statements of comprehensive income (loss)), postage and paper costs are typically the Company's next two largest expenses. Paper and postage accounted for approximately 6% of our traditional publishing segment's operating costs in fiscal 2016, 6% in 2015, 7% in 2014, 7% in 2013 and 6% in 2012. Paper prices may fluctuate substantially in the future, and periodic postal rate increases could significantly impact income from operations. Further, we may not be able to pass on such increases to our customers.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. The price of paper remained unchanged during fiscal 2016. We anticipate the price of paper will remain unchanged at least through June 2017.

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

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, the U.S. Postal Service has increased postal rates. There were decreases in the Company’s aggregate postage costs during fiscal 2016 primarily due to fewer subscribers.

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

Competition

Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. The Daily Journals face aggressive competition in Los Angeles and San Francisco. All of the Company's business publications and products face strong competition from other publications and service companies. Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company's newspapers provide along with general news coverage attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage as does the Company, but the Company believes its coverage, particularly that of The Daily Journals, is more complete and therefore attracts more readers. The Company believes that The Daily Journals are the most important newspapers serving California lawyers on a daily basis.

The Company's court rules publications face competition in both the Southern California and Northern California markets from online court rules services and the courts themselves. Subscriptions to the multi-volume Court Rules and Local Rules volumes continued to decline during fiscal 2016. The Company's Judicial Profile services have direct competition and also indirect competition, because some of the same information is available through other sources, including the courts.

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

Employees

The Company has approximately 335 full-time employees and contractors and about 20 part-time employees as of September 30, 2016. This includes about 175 full-time employees and contractors and 10 part-time employees of Journal Technologies. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

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

Working Capital

Traditionally, the Company has generated sufficient cash flow from operations to cover all its needs without significant borrowing. To a considerable extent, the Company benefits from the fact that subscriptions and some licenses, maintenance and consulting fees are paid in advance. In addition, the aggregate market value of the securities owned by the Company has increased significantly in recent years (although fiscals 2015 and 2016 were exceptions), providing the Company with even more working capital, subject, of course, to the normal risks associated with owning stocks and bonds. In December 2012, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn, and in September 2013, it borrowed another $15.5 million to acquire substantially all of the operating assets and liabilities of ISD, in each case pledging its marketable securities to obtain favorable financing.

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

For several years, the revenues of The Traditional Business were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law. With improvements in the economy, the number of foreclosures continued to decline in 2016. We expect this trend to continue, and it will significantly adversely impact the earnings of The Traditional Business because it will be impractical for the Company to offset the expected revenue loss with expense reductions.

Changes in the legal requirement to publish public notice advertising or in the legal ability of our newspapers to publish those notices would have a significant adverse impact on The Traditional Business.

From time to time, the legislatures in California and Arizona (and elsewhere) have considered various proposals that would result in the elimination or reduction of the amount of public notice advertising in printed newspapers required by statute, and Arizona recently approved one such proposal for a particular notice type. These proposals typically focus on the availability of alternative means of providing public notices, such as via the Internet. Some proposals also question the need for public notices at all. To the extent these proposals become law, particularly in California and Arizona, they could materially affect the revenues of The Traditional Business.

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

Competition for readers and advertisers is very intense, both from established publications and from new entrants into the market. The Daily Journals face aggressive competition. The Company’s court rules publications face competition in both Northern and Southern California from online court rules services and the courts themselves. The steady decline in recent years in the number of subscriptions to The Daily Journals and the court rule publications is likely to continue and adversely impact The Traditional Business’ future revenues.

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

Internet sites devoted to recruitment have become significant competitors of our newspapers and web sites for classified advertising. In addition, there has been a steady consolidation of companies serving the legal marketplace, resulting in an ever-smaller group of companies placing display advertising. Furthermore, newspapers like ours have been struggling to compete for display advertising generally, given the many other forums (including Internet sites) that compete for advertising dollars. These trends are expected to continue and would adversely affect The Traditional Business.

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

After personnel costs, postage and paper costs are typically the Company’s next two largest expenses. An adequate supply of newsprint and other paper is important to the operations of The Traditional Business. The Company currently does not have a contract with any paper supplier, and in the past, shortages of newsprint have sometimes resulted in higher prices. The price of paper has remained unchanged since fiscal year 2013, and we expect it to remain unchanged at least through June 2017.

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

Substantially all of the customers of Journal Technologies are courts, justice agencies, and other government entities. Accordingly, we face special risks associated with governmental budget constraints, especially during stressful economic times, which could force government entities to defer or forego consulting services or even stop paying their annual software license and maintenance fees. In addition, we encounter risks related to a longer and more complicated sales cycle than exists for commercial customers, political issues related to resource allocation, administration turnover and preferences for internal case management solutions or for a particular vendor, complicated bidding procedures, and fluctuations in the demand for information technology products and services.

Journal Technologies generally recognizes revenues for software installations only upon completion of the applicable services and customer acceptance of the software system.

In most cases, the fees paid to Journal Technologies for installation services and software licenses are at risk until the customer has indicated its satisfaction with the installed system and it has “gone live”. Also, we utilize the completed performance method of accounting because the customer’s acceptance is typically unpredictable and reliable estimates of the progress towards completion cannot be made. Accordingly, we do not recognize revenues for installation services or licenses or for most other consulting services until after the services have been performed, and there are significant risks associated with our ability to complete our services to the satisfaction of our customers and to fulfill the requirements that entitle us to be paid. An inability to realize payment for services performed could materially affect the earnings of Journal Technologies.

Risks Associated with Our Holdings of Marketable Securities

A large portion of the Company’s assets is held in publicly traded securities, and the prices of those securities may decline.

As of September 30, 2016, the Company held marketable securities worth approximately $166,634,000, with an unrealized gain for financial statement purposes of $108,256,000. While this portfolio has enabled the Company to borrow on very favorable terms for the New Dawn and ISD acquisitions and to better compete for case management software opportunities that are usually limited to “large” firms, it is unusual for a public company to invest a significant amount of its available cash in the marketable securities of other public companies. The value of these securities could decline, which would adversely affect shareholders’ equity.

Also, as of September 30, 2016, the Company’s holdings of marketable securities were concentrated in just seven companies and included two based in foreign currencies. Accordingly, a significant decline in the market value and unfavorable changes in the foreign exchange rates of one or more of the Company’s holdings may not be offset by hypothetically better performance of other holdings. This concentration of risk may result in a more pronounced effect on shareholders’ equity.

In certain circumstances, the Company may be required to recognize losses in a particular security for financial statement purposes even though the Company has not actually sold the security.

Even if the Company’s marketable securities as a whole perform extraordinarily well, for accounting reasons, an “other-than-temporary impairment” in a particular security may result in the need to recognize a loss with respect to that security in the Company’s statements of comprehensive income (loss) in a particular period. This has happened in several previous fiscal years, and it may happen again in the future with respect to the same securities or other securities owned by the Company. This requirement to recognize a loss could have a material effect on the Company’s earnings in a particular period. Also, at times, the Company may hold marketable securities denominated in currencies other than the United States Dollar. When it does, the Company may be at risk for significant fluctuations in the applicable foreign currency exchange rates, which would affect the profitability of such marketable securities.

General Corporate Risks

The Company relies heavily on the services of Gerald Salzman.

Gerald Salzman, 77, serves as the Company’s president, chief executive officer, chief financial officer, treasurer and assistant secretary. He is also the president, chief executive officer, chief financial officer and secretary of Journal Technologies. If Mr. Salzman’s services were no longer available to the Company, it is unlikely that the Company could find a single replacement to perform all of the duties now handled by him, and it could have a significant adverse effect on the Company’s business. The Company does not carry key man life insurance, nor has it entered into an employment agreement with Mr. Salzman.

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

The Company owns office and printing facilities in Los Angeles and an office building in Logan, Utah and leases space for its other offices under operating leases which expire at various dates through 2020.

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

The Company leases approximately 6,200 square feet of office space (expiring in October 2019) in San Francisco. Journal Technologies leases about 7,100 square feet of office space (expiring in March 2017) in Corona, California and 1,800 square feet of office space (expiring in October 2019) in Englewood, Colorado. In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years’ duration. The Company believes that it has adequate office space.

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

	High	Low
Fiscal 2016
Quarter ended December 31, 2015	$239.00	$201.83
Quarter ended March 31, 2016	247.40	189.65
Quarter ended June 30, 2016	224.39	171.00
Quarter ended September 30, 2016	231.66	181.02

Fiscal 2015
Quarter ended December 31, 2014	$280.51	$173.97
Quarter ended March 31, 2015	253.25	168.90
Quarter ended June 30, 2015	222.50	183.61
Quarter ended September 30, 2015	224.17	183.67

As of December 12, 2016, there were approximately 510 holders of record of the Company’s common stock, and the last trade was at $269.90 per share.

The Company did not declare or pay any dividends during fiscal 2016, 2015 or 2014. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past three fiscal years.

From time to time, the Company has repurchased shares of its common stock and may continue to do so. The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan. See Note 2 of Notes to Consolidated Financial Statements for more information. The Company’s stock repurchase program remains in effect, but the Company did not repurchase any shares during fiscal 2016 or 2015.

The following graph shows a five-year comparison of cumulative total return on the Company’s common stock, Standard & Poor’s 500 Composite Index, Standard & Poor’s Publishing MidCap Index and Standard & Poor’s Software & Services Select Industry Index, assuming $100 was invested on September 30, 2011, and all dividends were reinvested. The Company has not declared a dividend in any of the fiscal years shown.

Daily Journal Corporation

Total Cumulative Shareholder Return for Five Years Ended September 30, 2016

Item 6.	Selected Financial Data

The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 2016. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included herein.

	Fiscal Year Ended September 30
	2016	2015	2014	2013	2012
	(Dollar amounts in thousands, except share and per share amounts)
Consolidated Statement of Comprehensive (Loss) Income:
Revenues
Advertising, net	$9,854	$10,502	$11,435	$14,472	$19,221
Circulation	5,912	5,915	6,038	6,346	6,530
Advertising service fees and other	2,651	2,703	2,800	3,012	3,205
Licensing and maintenance fees	14,758	13,984	12,987	9,942	2,205
Consulting fees	4,085	4,704	4,002	3,406	713
Other public service fees	4,352	6,170	6,161	498	---
	41,612	43,978	43,423	37,676	31,874
Costs and expenses
Salaries and employee benefits	27,381	26,010	25,262	19,236	13,592
Outside services	3,729	3,524	3,212	3,086	2,956
Postage and delivery costs	1,141	1,318	1,281	1,328	1,375
Newsprint and printing expenses	912	1,225	1,221	1,307	1,321
Depreciation and amortization	5,709	5,531	5,516	2,441	503
Other general and administrative expenses	9,380	9,882	9,121	6,489	3,445
	48,252	47,490	45,613	33,887	23,192
(Loss) income from operations	(6,640)	(3,512)	(2,190)	3,789	8,682
Other income and expenses
Dividends and interest income	4,085	3,829	3,001	2,541	1,967
Other income	61	65	97	54	---
Interest expenses on margin loans	(284)	(224)	(230)	(97)	---
Interest expense on note payable collateralized by real estate	(88)	---	---	---	---
Interest and penalty (expense) expense reversal accrued for uncertain and unrecognized tax benefits	(112)	(96)	(537)	---	100
Gains on sales of capital assets	---	4	---	1	7
Other-than temporary impairment losses on investment	---	(376)	---	(1,719)	(2,855)
(Loss) income before taxes	(2,978)	(310)	141	4,569	7,901
Benefit from (provision for) income taxes	1,935	1,120	490	(790)	(2,360)
Net (loss) income	$(1,043)	$810	$631	$3,779	$5,541
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746	1,380,746	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(0.76)	$0.59	$0.46	$2.74	$4.01

Comprehensive (loss) income
Net (loss) income	$(1,043)	$810	$631	$3,779	$5,541
Net change in unrealized appreciation of investments (net of taxes)	(2,214)	(8,811)	22,393	21,292	15,085
Reclassification adjustment of other-than-temporary impairment losses recognized in net income	---	230	---	1,051	1,720
Net change in comprehensive (loss) income	$(3,257)	$(7,771)	$23,024	$26,122	$22,346

	September 30
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Total assets	$225,446	$228,196	$243,877	$203,063	$120,964
Shareholders’ equity	125,343	128,600	136,371	113,347	87,225

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Fiscal 2016 compared with fiscal 2015

Consolidated revenues were $41,612,000 and $43,978,000 for the fiscal year ended September 30, 2016 and 2015, respectively. This decrease of $2,366,000 (5%) was primarily from the reduction in The Traditional Business’s trustee sale notice and related service fee revenues of $463,000 and commercial advertising revenues of $532,000, primarily due to the discontinuance of publishing the California Lawyer magazine, and Journal Technologies’ public service fees of $1,818,000 primarily due to a reduction in the number of traffic tickets processed online for the public to pay traffic citations and an Amnesty Program that reduces traffic ticket fines, partially offset by increased Journal Technologies’ license and maintenance fees of $774,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 56% and 57% of the Company’s total revenues for fiscal 2016 and 2015, respectively.

Consolidated operating costs and expenses increased by $762,000 to $48,252,000 from $47,490,000, primarily resulting from additional expenses for Journal Technologies, partially offset by reduced expenses for the Traditional Business. Total personnel costs increased by $1,371,000 (5%) to $27,381,000 from $26,010,000 primarily resulting from added personnel for Journal Technologies. Postage and delivery expenses decreased by $177,000 (13%) to $1,141,000 from $1,318,000, and newsprint and printing expenses decreased by $313,000 (26%) to $912,000 from $1,225,000 primarily because of the discontinuance of publishing the California Lawyer magazine effective October 1, 2015. Other general and administrative expenses decreased by $502,000 (5%) to $9,380,000 from $9,882,000 mainly because of decreased legal, accounting and other professional service fees, partially offset by increased travel costs for installation services and selling expenses for Journal Technologies. Depreciation and amortization costs, which included primarily the amortization of Journal Technologies’ intangible assets of $4,895,000 for both fiscal 2016 and 2015, increased by $178,000 (3%) to $5,709,000 from $5,531,000 mainly resulting from the additional depreciation expense for the Logan, Utah office building which was acquired in November 2015.

The Company’s non-operating income, net of expenses, increased by $460,000 to $3,662,000 from $3,202,000 primarily because of more dividend income, partially offset by an increase in interest rate on the two acquisition margin loans in fiscal 2013 and additional interest expenses for the Company’s real estate loan.

During fiscal 2016, consolidated pretax loss was $2,978,000 as compared with $310,000 in the prior year. There were net losses of $1,043,000 ($0.76 per share) for fiscal 2016 as compared with net income of $810,000 ($0.59 per share) in the prior year.

At September 30, 2016, the aggregate fair market value of the Company’s marketable securities was $166,634,000. These securities had approximately $108,256,000 of unrealized gains before taxes of $42,250,000 and generated approximately $4,085,000 in dividends and interest income during fiscal 2016, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions. There were no other-than-temporary impairment losses during fiscal 2016 as compared with $376,000 in fiscal 2015.

Additional detail about each of the Company’s reportable segments and its corporate income and expenses is set forth below:

Overall Financial Results (000)

For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2016	2015	2016		2015		2016		2015		2016	2015
Revenues
Advertising	$9,854	$10,502	$	---	$	---	$	---	$	---	$9,854	$10,502
Circulation	5,912	5,915		---		---		---		---	5,912	5,915
Advertising service fees and other	2,651	2,703		---		---		---		---	2,651	2,703
Licensing and maintenance fees	---	---		14,758		13,984		---		---	14,758	13,984
Consulting fees	---	---		4,085		4,704		---		---	4,085	4,704
Other public service fees	---	---		4,352		6,170		---		---	4,352	6,170
Total revenues	18,417	19,120		23,195		24,858		---		---	41,612	43,978
Operating expenses
Salaries and employee benefits	9,997	9,750		17,384		16,260		---		---	27,381	26,010
Amortization of intangible assets	142	12		4,895		4,895		---		---	5,037	4,907
Others	7,101	8,276		8,733		8,297		---		---	15,834	16,573
Total operating expenses	17,240	18,038		31,012		29,452		---		---	48,252	47,490
Income (loss) from operations	1,177	1,082		(7,817)		(4,594)		---		---	(6,640)	(3,512)

Dividends and interest income	---	---		---		---		4,085		3,829	4,085	3,829
Other income and capital gains	52	---		---		---		9		69	61	69
Interest expenses on note payable collateralized by real estate	(88)	---		---		---		---		---	(88)	---
Interest expense on margin loans	---	---		---		---		(284)		(224)	(284)	(224)
Interest expense accrued for uncertain and unrecognized tax benefits	---	---		(112)		(96)		---		---	(112)	(96)
Other-than-temporary impairment losses on investments	---	---		---		---		---		(376)	---	(376)
Pretax income (loss)	$1,141	$1,082		$(7,929)		$(4,690)		$3,810		$3,298	$(2,978)	$(310)

The Traditional Business

The Traditional Business segment’s pretax income increased in fiscal 2016 by $59,000 (5%) to $1,141,000 from $1,082,000 in fiscal 2015.

Advertising revenues decreased by $648,000 (6%) to $9,854,000 from $10,502,000 primarily resulting from the declines in commercial advertising revenues and trustee sale notice advertising revenues. Commercial advertising revenues decreased by $532,000 (15%) to $3,079,000 from $3,611,000 primarily due to the discontinuance of publishing the California Lawyer magazine and the continuing challenges from internet sites devoted to online recruitments and steady consolidation of companies serving the legal marketplace resulting in an ever-smaller group of companies placing display advertising.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 12% during fiscal 2016 as compared to the prior year and accounted for a reduction of $463,000 in trustee sale notice and related service fee revenues. Because this slowing is expected to continue, the Company expects there will be fewer foreclosure notice advertisements and declining revenues in fiscal 2017, and the Company’s print-based earnings will also likely decline significantly because it will be impractical for the Company to offset all revenue losses by expense reduction. The Company's smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals ("The Daily Journals"), accounted for about 92% of the total public notice advertising revenues in fiscal 2016. Public notice advertising revenues and related advertising and other service fees constituted about 23% and 22% of the Company's total revenues for fiscal 2016 and 2015, respectively. Because of this concentration, the Company’s revenues would be significantly adversely affected if California (and to a lesser extent Arizona) eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as has been recently approved, but not yet implemented, for one notice type in Arizona. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 86% of The Traditional Business' total circulation revenues, which decreased by $3,000 to $5,912,000 from $5,915,000. The court rule and judicial profile services generated about 9% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased in fiscal 2016 by $798,000 (4%) to $17,240,000 from $18,038,000 in fiscal 2015 primarily due to decreased legal, accounting and other professional service fees of $622,000.

Journal Technologies

Journal Technologies’ business segment pretax loss increased in fiscal 2016 by $3,239,000 (69%) to $7,929,000 from $4,690,000 in fiscal 2015 and included the amortization costs of intangible assets of $4,895,000 for both fiscal 2016 and 2015.

Revenues decreased by $1,663,000 (7%) to $23,195,000 from $24,858,000 in the prior year. Licensing and maintenance fees increased by $774,000 (6%) to $14,758,000 from $13,984,000. Consulting fees decreased by $619,000 (13%) to $4,085,000 from $4,704,000. In most cases, revenues from new installation projects will only be recognized, if at all, upon completion and acceptance of the services by the various customers. Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for software licenses and installation services. After a customer’s acceptance of the completed project, the advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period. Other public service fees decreased by $1,818,000 (29%) to $4,352,000 from $6,170,000 primarily due to a reduction in the number of traffic tickets processed online for the public to pay traffic citations and an Amnesty Program that reduces traffic ticket fines.

Operating expenses, which included the amortization of intangible assets of $4,895,000 for both fiscal 2016 and 2015, increased in fiscal 2016 by $1,560,000 (5%) to $31,012,000 from $29,452,000 in fiscal 2015 primarily due to increased personnel costs and travel expenses which are expected to continue to increase in the foreseeable future.

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

Taxes

The Company recorded an income tax benefit of $1,935,000 on a pretax loss of $2,978,000 in fiscal 2016. The effective tax rate was lower than the statutory rate primarily due to the dividends received deduction. On pretax loss of $310,000 for fiscal 2015, the Company recorded a tax benefit of $1,120,000, which was lower than the statutory rate mainly resulting from the dividends received deduction, the domestic production activity deduction and a discrete benefit of approximately $400,000 related to the California Enterprise Zone hiring credits which resulted from the Company’s filing amended California tax returns for fiscal 2010 through fiscal 2013.   The Company’s effective tax rate was 65% and 361% for fiscal 2016 and 2015, respectively.

At September 30, 2016, the Company had an accrued liability of approximately $2,723,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013, after a reduction of $521,000 resulting from the recognition of deferred revenues and from the amortization of goodwill for tax purposes.  At September 30, 2015, the Company had an accrued liability of approximately $2,991,000 for uncertain and unrecognized tax benefits after a reduction of $253,000. At September 30, 2014, the Company evaluated a tax position taken on its prior year tax return and determined that the position did not meet the more likely than not criteria because that position taken was in contrary to the one accounted for in purchase accounting. The Company thus accrued a liability of approximately $3,244,000 for uncertain and unrecognized tax benefits at September 30, 2014.

During fiscal 2016, 2015 and 2014, interest expense of approximately $112,000, $96,000 and $537,000 respectively, was recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the consolidated statements of comprehensive income (loss).

The Internal Revenue Service is currently conducting an examination of the Company’s fiscal 2014 income tax return. The examination is in the early stages, and the results are unknown at this time.  The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2013 with regard to federal income taxes and fiscal 2012 for state income taxes.

Comprehensive Loss

Comprehensive (loss) income includes net loss and unrealized net losses on investments, net of taxes, as summarized below:

Comprehensive (Loss) Income

	Fiscal Year Ended September 30

	2016	2015	2014

Net (loss) income	$(1,043,000)	$810,000	$631,000
Net (decrease) increase in unrealized appreciation of investments (net of taxes)	(2,214,000)	(8,811,000)	22,393,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	---	230,000	---
	$(3,257,000)	$(7,771,000)	$23,024,000

 Fiscal 2015 compared to fiscal 2014

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

Consolidated operating costs and expenses increased by $1,877,000 (4%) to $47,490,000 from $45,613,000, primarily resulting from additional expenses for Journal Technologies. Total personnel costs increased by $748,000 (3%) to $26,010,000 from $25,262,000 including additional personnel costs for Journal Technologies of $524,000. Other general and administrative expenses increased by $761,000 (8%) to $9,882,000 from $9,121,000 mainly because of increased travel for installation services and selling expenses.

The Company’s non-operating income, net of expenses, increased by $871,000 (37%) to $3,202,000 primarily because of additional dividends and interest income from the Company’s marketable securities. There were pretax other-than-temporary impairment losses on investments of $376,000 in fiscal 2015 and none in fiscal 2014. During fiscal 2015, consolidated pretax loss was $310,000 as compared to a profit of $141,000 in the prior year.

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

Additional detail about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)

For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2015	2014	2015		2014		2015		2014		2015	2014
Revenues
Advertising	$10,502	$11,435	$	---	$	---	$	---	$	---	$10,502	$11,435
Circulation	5,915	6,038		---		---		---		---	5,915	6,038
Advertising service fees and other	2,703	2,800		---		---		---		---	2,703	2,800
Licensing and maintenance fees	---	---		13,984		12,987		---		---	13,984	12,987
Consulting fees	---	---		4,704		4,002		---		---	4,704	4,002
Other public service fees	---	---		6,170		6,161		---		---	6,170	6,161
Total revenues	19,120	20,273		24,858		23,150		---		---	43,978	43,423
Expenses
Salaries and employee benefits	9,750	9,526		16,260		15,736		---		---	26,010	25,262
Amortization of intangible assets	12	---		4,895		4,866		---		---	4,907	4,866
Others	8,276	7,628		8,297		7,857		---		---	16,573	15,485
Total operating expenses	18,038	17,154		29,452		28,459		---		---	47,490	45,613
Income (loss) from operations	1,082	3,119		(4,594)		(5,309)		---		---	(3,512)	(2,190)
Dividends and interest income	---	---		---		---		3,829		3,001	3,829	3,001
Other income and capital gains	---	---		---		---		69		97	69	97
Interest expense on margin loans	---	---		---		---		(224)		(230)	(224)	(230)
Other-than-temporary impairment losses on investments	---	---		---		---		(376)		---	(376)	---
Interest expense accrued for uncertain and unrecognized tax benefits	---	---		(96)		(537)		---		---	(96)	(537)
Pretax income (loss)	$1,082	$3,119		$(4,690)		$(5,846)		$3,298		$2,868	$(310)	$141

The Traditional Business

The Traditional Business segment’s pretax income decreased in fiscal 2015 by $2,037,000 (65%) to $1,082,000 from $3,119,000 in fiscal 2014.

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

The Traditional Business segment operating expenses increased in fiscal 2015 by $884,000 (5%) to $18,038,000 from $17,154,000 in fiscal 2014 primarily due to increased personnel costs of $224,000 and additional legal, accounting and tax fees of $387,000.

Journal Technologies

Journal Technologies’ business segment pretax loss decreased in fiscal 2015 by $1,156,000 (20%) to $4,690,000 from $5,846,000 in fiscal 2014.

Revenues increased by $1,708,000 (7%) to $24,858,000 from $23,150,000 in the prior year. Licensing and maintenance fees increased by $997,000 (8%) to $13,984,000 from $12,987,000. Consulting fees increased by $702,000 (18%) to $4,704,000 from $4,002,000.

Operating expenses, which included the amortization of intangible assets of $4,895,000 and $4,866,000 in fiscal 2015 and 2014, respectively, increased in fiscal 2015 by $993,000 (3%) to $29,452,000 from $28,459,000 in fiscal 2014 primarily due to increased personnel costs of $524,000 and travel expenses of $576,000.

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

* * * * * * * * * * * *

Comprehensive (loss) income includes net income and unrealized net (losses) gains on investments, net of taxes, as summarized below:

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

 Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies. Additional detail about each of the reportable segments and its corporate income and expenses is set forth below:

Reportable Segments

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2016
Revenues
Advertising, net	$9,854,000	$	---	$	---	$9,854,000
Circulation	5,912,000		---		---	5,912,000
Advertising service fees and other	2,651,000		---		---	2,651,000
Licensing and maintenance fees	---		14,758,000		---	14,758,000
Consulting fees	---		4,085,000		---	4,085,000
Other public service fees	---		4,352,000		---	4,352,000
Operating expenses	17,240,000		31,012,000		---	48,252,000
Income (loss) from operations	1,177,000		(7,817,000)		---	(6,640,000)
Dividends and interest income	---		---		4,085,000	4,085,000
Other income	52,000		---		9,000	61,000
Interest expense on note payable collateralized by real estate	(88,000)		---		---	(88,000)
Interest expense on margin loans	---		---		(284,000)	(284,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(112,000)		---	(112,000)
Pretax income (loss)	1,141,000		(7,929,000)		3,810,000	(2,978,000)
Income tax benefit (expense)	(530,000)		3,140,000		(675,000)	1,935,000
Net income (loss)	611,000		(4,789,000)		3,135,000	(1,043,000)
Total assets	19,026,000		39,786,000		166,634,000	225,446,000
Capital expenditures, including purchase of Logan building	3,662,000		117,000		---	3,779,000
Amortization of intangible assets	142,000		4,895,000		---	5,037,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2015
Revenues
Advertising, net	$10,502,000	$	---	$	---	$10,502,000
Circulation	5,915,000		---		---	5,915,000
Advertising service fees and other	2,703,000		---		---	2,703,000
Licensing and maintenance fees	---		13,984,000		---	13,984,000
Consulting fees	---		4,704,000		---	4,704,000
Other public service fees	---		6,170,000		---	6,170,000
Operating expenses	18,038,000		29,452,000		---	47,490,000
Income (loss) from operations	1,082,000		(4,594,000)		---	(3,512,000)
Dividends and interest income	---		---		3,829,000	3,829,000
Other income and capital gains	---		---		69,000	69,000
Interest expense on margin loans	---		---		(224,000)	(224,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(96,000)		---	(96,000)
Other-than-temporary impairment losses on investments	---		---		(376,000)	(376,000)
Pretax income (loss)	1,082,000		(4,690,000)		3,298,000	(310,000)
Income tax benefit (expense)	(70,000)		1,580,000		(390,000)	1,120,000
Net income (loss)	1,012,000		(3,110,000)		2,908,000	810,000
Total assets	15,047,000		47,108,000		166,041,000	228,196,000
Capital expenditures	425,000		140,000		---	565,000
Amortization of intangible assets	12,000		4,895,000		---	4,907,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2014
Revenues
Advertising, net	$11,435,000	$	---	$	---	$11,435,000
Circulation	6,038,000		---		---	6,038,000
Advertising service fees and other	2,800,000		---		---	2,800,000
Licensing and maintenance fees	---		12,987,000		---	12,987,000
Consulting fees	---		4,002,000		---	4,002,000
Other public service fees	---		6,161,000		---	6,161,000
Operating expenses	17,154,000		28,459,000		---	45,613,000
Income (loss) from operations	3,119,000		(5,309,000)		---	(2,190,000)
Dividends and interest income	---		---		3,001,000	3,001,000
Other income	---		---		97,000	97,000
Interest expense on margin loans	---		---		(230,000)	(230,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(537,000)		---	(537,000)
Pretax income (loss)	3,119,000		(5,846,000)		2,868,000	141,000
Income tax benefit (expense)	(1,460,000)		2,350,000		(400,000)	490,000
Net income (loss)	1,659,000		(3,496,000)		2,468,000	631,000
Total assets	18,228,000		51,973,000		173,676,000	243,877,000
Capital expenditures	110,000		325,000		---	435,000
Amortization of intangible assets	---		4,866,000		---	4,866,000

Disclosure of Contractual Obligations

The following table sets forth certain contractual obligations as of September 30, 2016:

	Contractual Obligations (000)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Real estate loan	$110	$236	$260	$1,576	$2,182
Obligations under operating leases	595	778	29	---	1,402
Long-term accrued liabilities *	---	18	13	31	62
	$705	$1,032	$302	$1,607	$3,646

* The long-term accrued liabilities are discounted to the present value using a discount rate of 6%.

In addition, during fiscal 2013 the Company borrowed $29,493,000 from its investment margin account for the acquisitions of New Dawn and ISD. These investment margin account borrowings do not mature. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2016 was 1%, an increase of .25% in the interest rate beginning January 2016. Prior to that, there had been no fluctuation in the interest rate which was at .75% since December 2012. The Company also accrued a liability of approximately $2,723,000 for uncertain and unrecognized tax benefits relating to one of the acquisitions in fiscal 2013.

Liquidity and Capital Resources

During fiscal 2016, the Company's cash and cash equivalents and marketable security positions decreased by $3,613,000 to $178,045,000. Cash and cash equivalents were used primarily for the purchase of marketable securities of $3,832,000 and capital assets of $3,779,000, including $3,500,000 for the Logan, Utah building. The investments in marketable securities, which had an adjusted cost basis of approximately $58,378,000 and a market value of about $166,634,000 at September 30, 2016, generated approximately $4,085,000 in dividends and interest income. As of September 30, 2016, there were unrealized investment pretax gains of $108,256,000 as compared to $111,498,000 as of September 30, 2015. Most of the unrealized gains were in the common stocks of three U.S. financial institutions

Cash flows from operating activities decreased by $6,531,000 during fiscal 2016 as compared to prior year primarily resulting from (i) decreases in net income of $1,853,000 and accounts payable of $1,436,000 as more liabilities were paid and (ii) increases in income tax receivable of $1,411,000 primarily resulting from the net operating losses. The net cash provided by operating activities of $1,224,000 included net decreases in deferred subscriptions, deferred installation contracts, deferred maintenance agreements and others of $489,000.

As of September 30, 2016, the Company had working capital of $119,623,000, including the liabilities for deferred subscriptions and deferred installation contracts and deferred maintenance agreements and others of $18,022,000, which are scheduled to be earned within one year, and the deferred tax liability of $42,250,000 for the unrealized gains described above.

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

As of September 30, 2016, the investments were concentrated in just seven companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement (such as the other-than-temporary impairment losses of $376,000 recognized during fiscal 2015, $1,719,000 recognized in fiscal 2013 and $2,855,000 recognized in fiscal 2012).

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

Journal Technologies recognizes revenues in accordance with the provisions of Accounting Standards Codification (“ASC”) ASC 985-605, Software—Revenue Recognition.   Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are generally recognized upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from license and maintenance agreements generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized upon completion of the services and acceptance by the customers under the completed performance method. The Company elects to use the completed performance method because each customer’s acceptance is unpredictable and reliable estimates of the progress towards completion cannot be made. Only after a customer’s acceptance of a completed task does the customer realize value, and any advances are generally no longer at risk of refund and are therefore considered earned. Other public service fees, as disclosed in the consolidated statements of comprehensive income (loss), are primarily service fees earned and recognized as revenues at the time when the Company processes credit card payments on behalf of the courts via its ePayIt secure websites through which the general public can pay traffic citations and obtain traffic school information.

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

ASC 820, Fair Value Measurement and Disclosures, requires the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of its investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company made no transfers in and out of Level 1 and Level 2 measurements in fiscal years 2014, 2015 and 2016. During that time all of the Company’s investments have been quoted on public markets and, therefore, all fair value calculations have been based on Level 1 measurements. The estimated Incentive Plan’s future commitment is calculated using Level 3 inputs, as defined in the fair value hierarchy, based on an average of the current year and the current expectation of fiscal 2015 pretax earnings before certain items, discounted to the present value at 6% since each granted Incentive Plan Unit will expire over its remaining life term of up to 10 years.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

In December 2012, the Company borrowed from its investment margin account the purchase price of $14 million for the New Dawn acquisition, and in September 2013, it borrowed another $15.5 million for the ISD acquisition, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2016 was 1%, an increase of .25% in the interest rate beginning January 2016. Prior to that, there had been no fluctuation in the interest rate which was at .75% since December 2012. The Company was not subject to any significant interest rate risk during such period.

Foreign Currency Risk

The Company holds foreign marketable securities based in South Korean Won and Hong Kong Dollar that are subject to risk associated with changes in the exchange rates of these currencies against the United States Dollar. The fair value of the foreign marketable security held in South Korean Won was $12,667,000 with an adjusted cost of $14,810,000 and $8,694,000 with an adjusted cost of $10,977,000 as of September 30, 2016 and 2015, respectively. The exchange rate of the South Korean Won against the United States Dollar was $0.00091 and $0.00084 at September 30, 2016 and 2015, respectively. The fair value of the foreign marketable security held in Hong Kong Dollar was $32,814,000 with an adjusted cost of $9,697,000 and $26,355,000 with an adjusted cost of $9,697,000 as of September 30, 2016 and 2015, respectively. The exchange rate of the Hong Kong Dollar against the United States Dollar was $0.12893 and $0.12903 at September 30, 2016 and 2015, respectively.

Equity Price Risk

The Company owns marketable securities and is subject to equity price risk. The following table summarizes our equity securities with significant equity price risk as of September 30, 2016 and 2015. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates are also shown. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Indeed, results could be far better or worse due both to the nature of equity markets and the aforementioned concentration in our equity investment portfolio.

Equity Price Risk (000)

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
September 30, 2016
Equity securities	$158,462	30% increase	$206,001	38% increase
		30% decrease	110,923	38% decrease
September 30, 2015
Equity securities	158,705	30% increase	$206,317	37% increase
		30% decrease	111,094	37% decrease

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheet of Daily Journal Corporation as of September 30, 2016, and the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daily Journal Corporation as of September 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Daily Journal Corporation’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 14, 2016 expressed an unqualified opinion on the effectiveness of Daily Journal Corporation’s internal control over financial reporting.

/s/ Squar Milner LLP

Los Angeles, California

December 14, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheet of Daily Journal Corporation (the "Company") as of September 30, 2015 and the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daily Journal Corporation at September 30, 2015, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Los Angeles, California
December 14, 2015

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	September 30
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$11,411,000	$15,617,000
Marketable securities at fair value, including common stocks of $158,462,000 and bonds of $8,172,000 at September 30, 2016 and common stocks of $158,705,000 and bonds of $7,336,000 at September 30, 2015	166,634,000	166,041,000
Accounts receivable, less allowance for doubtful accounts of $200,000 and $250,000 at September 30, 2016 and September 30, 2015, respectively	4,707,000	5,673,000
Inventories	41,000	48,000
Prepaid expenses and other current assets	800,000	684,000
Income tax receivable	890,000	765,000
Total current assets	184,483,000	188,828,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,306,000	12,773,000
Furniture, office equipment and computer software	2,743,000	2,655,000
Machinery and equipment	1,864,000	1,864,000
	20,913,000	17,292,000
Less accumulated depreciation	(8,849,000)	(8,335,000)
	12,064,000	8,957,000
Intangibles, net	7,953,000	12,990,000
Goodwill	13,400,000	13,400,000
Deferred income taxes, net	7,546,000	4,021,000
	$225,446,000	$228,196,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,644,000	$4,212,000
Accrued liabilities	2,583,000	2,919,000
Note payable collateralized by real estate	110,000	---
Deferred subscriptions	3,402,000	3,474,000
Deferred installation contracts	6,536,000	7,820,000
Deferred maintenance agreements and others	8,084,000	6,815,000
Deferred income taxes, net	41,501,000	40,641,000
Total current liabilities	64,860,000	65,881,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Note payable collateralized by real estate	2,071,000	---
Deferred maintenance agreements	149,000	551,000
Income tax payable	2,723,000	2,991,000
Accrued interest and penalty for uncertain and unrecognized tax benefits	745,000	633,000
Accrued liabilities	62,000	47,000
Total long term liabilities	35,243,000	33,715,000

Commitments and contingencies (Notes 4 and 5)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at September 30, 2016 and September 30, 2015	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	58,068,000	59,111,000
Accumulated other comprehensive income	65,506,000	67,720,000
Total shareholders' equity	125,343,000	128,600,000
	$225,446,000	$228,196,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2016	2015	2014
Revenues
Advertising, net	$9,854,000	$10,502,000	$11,435,000
Circulation	5,912,000	5,915,000	6,038,000
Advertising service fees and other	2,651,000	2,703,000	2,800,000
Licensing and maintenance fees	14,758,000	13,984,000	12,987,000
Consulting fees	4,085,000	4,704,000	4,002,000
Other public service fees	4,352,000	6,170,000	6,161,000
	41,612,000	43,978,000	43,423,000
Costs and expenses
Salaries and employee benefits	27,381,000	26,010,000	25,262,000
Outside services	3,729,000	3,524,000	3,212,000
Postage and delivery expenses	1,141,000	1,318,000	1,281,000
Newsprint and printing expenses	912,000	1,225,000	1,221,000
Depreciation and amortization	5,709,000	5,531,000	5,516,000
Other general and administrative expenses	9,380,000	9,882,000	9,121,000
	48,252,000	47,490,000	45,613,000
(Loss) from operations	(6,640,000)	(3,512,000)	(2,190,000)
Other income (expenses)
Dividends and interest income	4,085,000	3,829,000	3,001,000
Other income	61,000	65,000	97,000
Interest expense on note payable collateralized by real estate	(284,000)	(224,000)	(230,000)
Interest expense on real estate loan	(88,000)	---	---
Interest and penalty expense accrued for uncertain and unrecognized tax benefits	(112,000)	(96,000)	(537,000)
Gains on sales of marketable securities/capital assets	---	4,000	---
Other-than-temporary impairment losses on investments	---	(376,000)	---
(Loss) income before taxes	(2,978,000)	(310,000)	141,000
Benefit from income taxes	1,935,000	1,120,000	490,000
Net (loss) income	$(1,043,000)	$810,000	$631,000
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(0.76)	$0.59	$0.46

Comprehensive (loss) income
Net (loss) income	$(1,043,000)	$810,000	$631,000
Net change in unrealized appreciation of investments (net of tax benefits of $1,028,000 for fiscal 2016; net of taxes of $5,764,000 and $14,286,000 for fiscal 2015 and 2014, respectively)	(2,214,000)	(8,811,000)	22,393,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes of $0, $146,000 and $0 for fiscal 2016, 2015 and 2014, respectively)	---	230,000	---
	$(3,257,000)	$(7,771,000)	$23,024,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 2013	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$57,670,000	$53,908,000	$113,347,000
Net income	---	---			---	631,000	---	631,000
Unrealized gains on investments, net	---	---	---	---	---	---	22,393,000	22,393,000
Balance at September 30, 2014	1,805,053	18,000	(424,307)	(4,000)	1,755,000	58,301,000	76,301,000	136,371,000
Net income	---	---	---	---	---	810,000	---	810,000
Unrealized losses on investments, net	---	---	---	---	---	---	(8,811,000)	(8,811,000)
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	---	---	---	---	---	---	230,000	230,000
Balance at September 30, 2015	1,805,053	18,000	(424,307)	(4,000)	1,755,000	59,111,000	67,720,000	128,600,000
Net loss	---	---			---	(1,043,000)	---	(1,043,000)
Unrealized losses on investments, net	---	---	---	---	---	---	(2,214,000)	(2,214,000)
Balance at September 30, 2016	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$58,068,000	$65,506,000	$125,343,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2016	2015	2014
Cash flows from operating activities
Net (loss) income	$(1,043,000)	$810,000	$631,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	5,709,000	5,531,000	5,516,000
Gains on sales of marketable securities	---	(4,000)	---
Deferred income taxes	(1,637,000)	(1,283,000)	(2,039,000)
Discount earned on bonds	(3,000)	(3,000)	(3,000)
Other-than-temporary impairment losses on investments	---	376,000	---
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	966,000	2,893,000	(2,252,000)
Inventories	7,000	3,000	5,000
Prepaid expenses and other assets	(116,000)	299,000	975,000
Income tax receivable	(125,000)	1,286,000	(1,746,000)
Increase (decrease) in liabilities
Accounts payable	(1,568,000)	(132,000)	85,000
Accrued liabilities	(209,000)	(836,000)	(1,851,000)
Income taxes	(268,000)	(253,000)	3,244,000
Deferred subscription	(72,000)	(11,000)	(153,000)
Deferred installation contracts	(1,284,000)	(1,076,000)	2,017,000
Deferred maintenance agreements and others	867,000	155,000	78,000
Net cash provided by operating activities	1,224,000	7,755,000	4,507,000

Cash flows from investing activities
Sales of marketable securities	---	4,044,000	---
Purchases of marketable securities	(3,832,000)	(10,977,000)	---
Acquisition of The Daily Transcript	---	(50,000)	---
Purchases of property, plant and equipment, including the Logan Utah office building	(3,779,000)	(565,000)	(435,000)
Net cash used for investing activities	(7,611,000)	(7,548,000)	(435,000)

Cash flows from financing activities
Note payable collateralized by real estate	2,260,000
Payment of loan principal	(79,000)	---	---
Net cash provided by financing activities	2,181,000	---	---

(Decrease) increase in cash and cash equivalents	(4,206,000)	207,000	4,072,000

Cash and cash equivalents
Beginning of year	15,617,000	15,410,000	11,338,000
End of year	$11,411,000	$15,617,000	$15,410,000

Interest paid during year	$361,000	$224,000	$230,000
Income taxes (refunded) paid during year	$(13,000)	$(959,000)	$28,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND OPERATIONS

Daily Journal Corporation (“Daily Journal”) publishes newspapers and web sites covering California and Arizona and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising.

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

Essentially all of the operations of Daily Journal and Journal Technologies are based in California, Arizona, Colorado and Utah.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of the Daily Journal and Journal Technologies (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in marketable securities, all categorized as “available-for-sale” and stated at fair market value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income” (AOCI) in the accompanying consolidated balance sheets. The unrealized gains and losses included in AOCI represent changes in the fair value of the investments due to changes in both foreign currency exchange rates and market prices. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures. At September 30, 2016, the aggregate fair market value of the Company’s marketable securities was $166,634,000. These investments had approximately $108,256,000 of unrealized gains before taxes of $42,250,000. Most of the unrealized gains were in the common stocks of three U.S. financial institutions. The bonds have a maturity date in 2039 and are classified as “Current assets” because they are available for sale. At September 30, 2015, the Company had marketable securities at fair market value of approximately $166,041,000, including approximately $111,498,000 of unrealized gains before taxes of $43,278,000.

 Investment in Financial Instruments

	September 30, 2016			September 30, 2015
	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$158,462,000	$53,436,000	$105,026,000	$158,705,000	$49,604,000	$109,101,000
Bonds	8,172,000	4,942,000	3,230,000	7,336,000	4,939,000	2,397,000
	$166,634,000	$58,378,000	$108,256,000	$166,041,000	$54,543,000	$111,498,000

The Company performed separate evaluations for equity securities with a fair value at September 30, 2016 and 2015 below cost to determine if the unrealized losses were other-than-temporary. This evaluation considered a number of factors including, but not limited to, the length of time and extent to which the fair value had been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management and portfolio objectives. Based on the result of the evaluation, the Company concluded that as of September 30, 2016, the unrealized loss related to such marketable securities was temporary. As of September 30, 2015, the Company concluded that the unrealized losses related to the marketable securities of one issuer were other-than-temporary and thus recorded impairment losses of $376,000 ($230,000 net of taxes). U.S. GAAP requires that the Company recognize other-than-temporary impairment losses in earnings rather than in accumulated comprehensive income when the security prices remain below cost for a period of time that may be deemed excessive even in instances where the Company possesses the ability and intent to hold the security. However, the recording of these impairment losses does not necessarily indicate that the loss in value of these securities is permanent. In fiscal 2014, there were no unrealized losses related to the marketable securities.

Intangible Assets: At September 30, 2016 and 2015, intangible assets were composed of (i) customer relationships of $7,166,000 and $11,698,000 (net of the accumulated amortization expenses of $14,938,000 and $10,406,000), respectively, and (ii) developed technology of $787,000 and $1,292,000 (net of accumulated amortization expenses of $1,738,000 and $1,233,000), respectively. These intangible assets are being amortized over five years or less based on their estimated useful lives. Future annual intangible amortization costs are estimated to be approximately $4,895,000 for fiscal 2017 and $3,058,000 for fiscal 2018 and none thereafter. Intangible amortization expense was $5,037,000, $4,907,000 and $4,866,000 for fiscal 2016, 2015 and 2014, respectively.

Intangible Assets
	September 30, 2016			September 30, 2015
	Customer Relationships	Developed Technology	Total	Customer Relationships	Developed Technology	Total

Gross intangible	$22,104,000	$2,525,000	$24,629,000	$22,104,000	$2,525,000	$24,629,000
Accumulated amortization	(14,938,000)	(1,738,000)	(16,676,000)	(10,406,000)	(1,233,000)	(11,639,000)
	$7,166,000	$787,000	$7,953,000	$11,698,000	$1,292,000	$12,990,000

Goodwill:    The Company accounts for goodwill in accordance with ASC 350, Intangibles — Goodwill and Other. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. The goodwill amount reported in the consolidated balance sheets relates only to Journal Technologies. The Company performed qualitative assessments for Journal Technologies and determined there were no substantive changes during the current year and no indication of impairment. In making this assessment, the Company only considered Journal Technologies’ assets and their revenue generating abilities as required by ASC 350. Goodwill represents the expected synergies in expanding the Company’s software business. Considered factors for potential goodwill impairment evaluation for the reporting units include the current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. As of September 30, 2016 and 2015, there was goodwill of $13,400,000.

Prepaid and Other Current Assets:  Included in other assets are in-progress installation service costs of $350,000 for the legacy projects from the acquisition for which revenues have not yet been recognized and are deferred.

Inventories: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current market value.

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost or fair value for assets acquired in business combinations. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2016, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes. Depreciation and amortization expenses were $672,000, $624,000 and $650,000 for fiscal 2016, 2015 and 2014, respectively.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were no such impairments identified during fiscal 2016, 2015 and 2014.

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

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Accounts Charged off less Recoveries	Balance at End of Year
2016
Allowance for doubtful accounts	$250,000	$5,000	$(55,000)	$200,000
2015
Allowance for doubtful accounts	$250,000	$61,000	$(61,000)	$250,000
2014
Allowance for doubtful accounts	$250,000	$41,000	$(41,000)	$250,000

Journal Technologies recognizes revenues in accordance with the provisions of ASC 985-605, Software—Revenue Recognition. Revenues from license and maintenance contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized upon completion of the services and acceptance by the customers under the completed performance method. The Company elects to use the completed performance method because each customer’s acceptance is unpredictable and reliable estimates of the progress towards completion cannot be made. Only after a customer’s acceptance of a completed task does the customer realize value, and any advances are generally no longer at risk of refund and are therefore considered earned.

Other public service fees, as disclosed in the consolidated statements of comprehensive income (loss), are primarily service fees earned and recognized as revenues at the time the Company processes credit card payments on behalf of the courts via its ePayIt secure websites through which the general public uses can pay traffic citations and obtain traffic school information.

Approximately 56%, 57% and 53% of the Company’s revenues in fiscal 2016, 2015 and 2014, respectively, were derived from sales and leases of software licenses, annual maintenance agreements and consulting services that typically include implementation and training.

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

Certificate interests entitled participants to receive 4.49%, 4.13% and 3.85% (amounting to $271,350, $198,915 and $265,490, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and certain other items, 8.30% and 7.07% (amounting to $0 and $10,600 for fiscal 2016 and 2015, respectively) for Journal Technologies and 8.2%, 8.2% and 8.2% (amounting to $0, $0 and $0, respectively) for Daily Journal consolidated in fiscal 2016, 2015 and 2014. The Company accrued $62,000 and $47,000 as of September 30, 2016 and 2015, respectively, for the Plan’s future commitment for those who will still have Certificates at the age of 65. This future commitment included an increase in fiscal 2016 of $15,000 or $.01 per outstanding share on a pretax basis versus a decrease in fiscal 2015 of $733,000 or $.53 per outstanding share on a pretax basis due to increased estimated future pretax income. The estimated Incentive Plan’s future commitment is calculated using Level 3 inputs, as defined in the fair value hierarchy, based on an average of the past year and the current year pretax earnings before certain items, discounted to the present value at 6% since each granted Unit will expire over its remaining life term of up to 10 years.

Income taxes: The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of the assets and liabilities. The Company accounts for uncertainty in income taxes under ASC 740-10 which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. At September 30, 2016, the balance of the accrued tax liability for uncertain and unrecognized tax benefits relative to an acquisition in fiscal 2013 totaled approximately $2,723,000. At September 30, 2015, there were unrecognized tax benefits of $2,991,000.

Net income per common share:   The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,380,746 for fiscal 2016, 2015 and 2014. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

Use of Estimates: The presentation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The long-term Incentive Plan accrual is calculated using Level 3 inputs, as defined in the fair value hierarchy, based on an average of the past year’s and the current year’s pretax earnings, discounted to the present value at 6% since each granted Unit will expire over its remaining life term of up to 10 years. Actual results could differ from these estimates.

Accounting Standard Adopted in 2016:

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in the discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Further, this update expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The Company adopted this ASU in fiscal 2016, and the adoption had no impact to the Company’s financial condition, results of operations or disclosures because there was no such kind of discontinued operations during fiscal 2016.

New Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update clarifies the principles for revenue recognition in transactions involving contracts with customers. The new revenue recognition guidance provides a five-step analysis to determine when and how revenue is recognized. The new guidance will require revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This update defers the mandatory effective date of its revenue recognition standard by one year. The standard is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is the Company’s fiscal 2019. Early application is permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that annual period, which is the Company’s fiscal 2018.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), providing guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB further issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients providing guidance in certain narrow areas and adding some practical expedients. The effective dates for these ASUs, which are the same as the effective date for ASU No. 2014-09, Revenue from Contracts with Customers, will be the Company’s fiscal 2019 annual and interim periods. The Company has not yet evaluated what impact, if any, the adoption of these ASUs may have on its financial condition, results of operations or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is the Company’s fiscal 2018. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has not yet evaluated what impact the adoption of this guidance may have on its financial condition, results of operations or disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires that all leases be recognized by lessees on the balance sheet through a right-of-use asset and corresponding lease liability, including today’s operating leases. This standard is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is the Company’s fiscal year 2020. The Company has not yet evaluated what impact, if any, the adoption of this guidance may have on its financial condition, results of operations or disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts versus incurred credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration by recording credit losses (and subsequent changes in credit losses) through an allowance rather than a write-down. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning January 1, 2020, which is the Company’s fiscal 2021, with early adoption permitted for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company has not yet evaluated what impact, if any, the adoption of this ASU may have on its financial condition, results of operations or disclosures.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3.	INCOME TAXES

The (benefit from) provision for income taxes consists of the following:

	2016	2015	2014
Current:
Federal	$(268,000)	$458,000	$1,065,000
State	(30,000)	(271,000)	484,000
	(298,000)	187,000	1,549,000
Deferred:
Federal	(1,369,000)	(1,053,000)	(1,790,000)
State	(268,000)	(254,000)	(249,000)
	(1,637,000)	(1,307,000)	(2,039,000)
	$(1,935,000)	$(1,120,000)	$(490,000)

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2016	2015	2014

Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise taxes (net of federal tax benefit)	5.2	(23.3)	(38.3)
State enterprise zone benefits	---	134.9	---
Business meals/gifts	(2.3)	(18.8)	36.1
Domestic production activity deduction	---	(2.2)	(135.7)
Dividends received deduction	24.5	225.7	(424.6)
Penalties for uncertain and unrecognized tax benefits	---	---	115.5
Prior year true-up	(2.0)	(7.3)	84.7
Foreign tax credits	4.0	28.4	(17.9)
Effect of state rate change on beginning balance of deferred tax liabilities	1.4	(5.0)	---
Others	0.2	(5.5)	(1.3)
Effective tax rate	65.0%	360.9%	(347.5)%

At September 30, 2016, the Company’s deferred income tax assets and liabilities were comprised of the following:

	2016	2015	2014
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$455,000	$605,000	$1,063,000
Impairment losses on investments	1,382,000	1,369,000	1,779,000
Bad debt reserves not yet deductible	62,000	82,000	78,000
Depreciation and amortization	4,549,000	3,251,000	1,822,000
Deferred revenues	1,555,000	1,378,000	1,116,000
Credits and other	1,519,000	869,000	12,000
Total deferred tax assets	9,522,000	7,554,000	5,870,000

Deferred tax liabilities attributable to:
Unrealized gains on investments	(42,250,000)	(43,278,000)	(48,896,000)
Goodwill	(1,227,000)	(896,000)	(495,000)
Total deferred tax liabilities	(43,477,000)	(44,174,000)	(49,391,000)
Net deferred income taxes	$(33,955,000)	$(36,620,000)	$(43,521,000)

The Company recorded an income tax benefit of $1,935,000 on a pretax loss of $2,978,000 in fiscal 2016. The effective tax rate was lower than the statutory rate primarily due to the dividends received deduction. On pretax loss of $310,000 for fiscal 2015, the Company recorded a tax benefit of $1,120,000, which was lower than the statutory rate mainly resulting from the dividends received deduction, the domestic production activity deduction and a discrete benefit of approximately $400,000 related to the California Enterprise Zone hiring credits which resulted from the Company’s filing amended California tax returns for fiscal 2010 through fiscal 2013.   The Company’s effective tax rate was 65% and 361% for fiscal 2016 and 2015, respectively.

At September 30, 2016, the Company had an accrued liability of approximately $2,723,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013, after a reduction of $521,000 resulting from the recognition of deferred revenues and from the amortization of goodwill for tax purposes.  At September 30, 2015, the Company had an accrued liability of approximately $2,991,000 for uncertain and unrecognized tax benefits after a reduction of $253,000. At September 30, 2014, the Company evaluated a tax position taken on its prior year tax return and determined that the position did not meet the more likely than not criteria because that position taken was in contrary to the one accounted for in purchase accounting. The Company thus accrued a liability of approximately $3,244,000 for uncertain and unrecognized tax benefits at September 30, 2014.

During fiscal 2016, 2015 and 2014, interest expense of approximately $112,000, $96,000 and $537,000 respectively, was recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the consolidated statements of comprehensive income (loss).

The Internal Revenue Service is currently conducting an examination of the Company’s fiscal 2014 income tax return. The examination is in the early stages, and the results are unknown at this time.

A reconciliation of the beginning and ending balance for liabilities associated with these uncertain and unrecognized tax benefits is as follows:

Uncertain Tax Liability
	2016	2015	2014

Beginning balance	$2,991,000	$3,244,000	$ ---
Added liability for the prior year	---	---	2,393,000
Added liability for the current year	---	---	851,000
Tax payment upon settlement	---	---	---
Reduced liability for the current year	(268,000)	(253,000)	---
Ending balance	$2,723,000	$2,991,000	$3,244,000

The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2013 with regard to federal income taxes and fiscal 2012 for state income taxes.

4.	DEBTS AND COMMITMENTS

In December 2012, the Company borrowed from its investment margin account the purchase price of $14 million for the New Dawn acquisition, and in September 2013, it borrowed another $15.5 million for the ISD acquisition, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2016 was 1%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $2.18 million as of September 30, 2016.

The Company owns its facilities in Los Angeles and an office building in Logan and leases space for its other offices under operating leases which expire at various dates through fiscal 2020. During fiscal 2014, the Company renewed its office lease for its San Francisco office for five years to end on October 31, 2019 with currently a monthly rent of approximately $24,000 for about 6,200 square feet. The Logan, Utah office operating lease entered into in December 2012 in connection with the New Dawn acquisition required a monthly rent of $42,000 for about 30,200 square feet, and it expired in November 2015 when the Company purchased the Logan building. Part of this office space is sub-leased to third parties under short-term leases for approximately $5,000 per month.

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses for fiscal years 2016, 2015 and 2014 were $745,000, $1,171,000 and $1,182,000, respectively.

The following table represents the Company’s future obligations:

	Payments due by Fiscal Year
	2017	2018	2019	2020	2021	2022 and after	Total
Real estate loan	$110,000	$115,000	$121,000	$127,000	$133,000	$1,576,000	$2,182,000
Obligations under operating leases	595,000	418,000	360,000	29,000	---	---	1,402,000
Long-term accrued liabilities*	---	9,000	9,000	7,000	6,000	31,000	62,000
	$705,000	$542,000	$490,000	$163,000	$139,000	$1,607,000	$3,646,000

* The long-term accrued liabilities are discounted to the present value using a discount rate of 6%.

5.	CONTINGENCIES

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Summarized financial information concerning the Company’s reportable segments and Corporate income and expenses is shown in the following table:

Reportable Segments

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2016
Revenues
Advertising, net	$9,854,000	$	---	$	---	$9,854,000
Circulation	5,912,000		---		---	5,912,000
Advertising service fees and other	2,651,000		---		---	2,651,000
Licensing and maintenance fees	---		14,758,000		---	14,758,000
Consulting fees	---		4,085,000		---	4,085,000
Other public service fees	---		4,352,000		---	4,352,000
Operating expenses	17,240,000		31,012,000		---	48,252,000
Income (loss) from operations	1,177,000		(7,817,000)		---	(6,640,000)
Dividends and interest income	---		---		4,085,000	4,085,000
Other income	52,000		---		9,000	61,000
Interest expense on note payable collateralized by real estate	(88,000)		---		---	(88,000)
Interest expense on margin loans	---		---		(284,000)	(284,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(112,000)		---	(112,000)
Pretax income (loss)	1,141,000		(7,929,000)		3,810,000	(2,978,000)
Income tax benefit (expense)	(530,000)		3,140,000		(675,000)	1,935,000
Net income (loss)	611,000		(4,789,000)		3,135,000	(1,043,000)
Total assets	19,026,000		39,786,000		166,634,000	225,446,000
Capital expenditures, including purchase of Logan building	3,662,000		117,000		---	3,779,000
Amortization of intangible assets	142,000		4,895,000		---	5,037,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2015
Revenues
Advertising, net	$10,502,000	$	---	$	---	$10,502,000
Circulation	5,915,000		---		---	5,915,000
Advertising service fees and other	2,703,000		---		---	2,703,000
Licensing and maintenance fees	---		13,984,000		---	13,984,000
Consulting fees	---		4,704,000		---	4,704,000
Other public service fees	---		6,170,000		---	6,170,000
Operating expenses	18,038,000		29,452,000		---	47,490,000
Income (loss) from operations	1,082,000		(4,594,000)		---	(3,512,000)
Dividends and interest income	---		---		3,829,000	3,829,000
Other income and capital gains	---		---		69,000	69,000
Interest expense on margin loans	---		---		(224,000)	(224,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(96,000)		---	(96,000)
Other-than-temporary impairment losses on investments	---		---		(376,000)	(376,000)
Pretax income (loss)	1,082,000		(4,690,000)		3,298,000	(310,000)
Income tax benefit (expense)	(70,000)		1,580,000		(390,000)	1,120,000
Net income (loss)	1,012,000		(3,110,000)		2,908,000	810,000
Total assets	15,047,000		47,108,000		166,041,000	228,196,000
Capital expenditures	425,000		140,000		---	565,000
Amortization of intangible assets	12,000		4,895,000		---	4,907,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2014
Revenues
Advertising, net	$11,435,000	$	---	$	---	$11,435,000
Circulation	6,038,000		---		---	6,038,000
Advertising service fees and other	2,800,000		---		---	2,800,000
Licensing and maintenance fees	---		12,987,000		---	12,987,000
Consulting fees	---		4,002,000		---	4,002,000
Other public service fees	---		6,161,000		---	6,161,000
Operating expenses	17,154,000		28,459,000		---	45,613,000
Income (loss) from operations	3,119,000		(5,309,000)		---	(2,190,000)
Dividends and interest income	---		---		3,001,000	3,001,000
Other income	---		---		97,000	97,000
Interest expense on margin loans	---		---		(230,000)	(230,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(537,000)		---	(537,000)
Pretax income (loss)	3,119,000		(5,846,000)		2,868,000	141,000
Income tax benefit (expense)	(1,460,000)		2,350,000		(400,000)	490,000
Net income (loss)	1,659,000		(3,496,000)		2,468,000	631,000
Total assets	18,228,000		51,973,000		173,676,000	243,877,000
Capital expenditures	110,000		325,000		---	435,000
Amortization of intangible assets	---		4,866,000		---	4,866,000

7.	RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

	Quarter ended
	December 31	March 31	June 30	September 30
	(in thousands except per share amounts)
2016
Revenues	$10,815	$11,442	$10,338	$9,017
Costs and expenses	11,777	12,018	12,120	12,337
Loss from operations	(962)	(576)	(1,782)	(3,320)
Other income, net	827	728	1,159	948
Income (loss) before taxes	(135)	152	(623)	(2,372)
Benefits from income taxes	185	55	285	1,410
Net income (loss)	50	207	(338)	(962)
Basic and diluted net income (loss) per share	.04	.15	(.25)	(.70)
2015
Revenues	$11,323	$11,392	$10,503	$10,760
Costs and expenses	11,684	12,358	11,636	11,812
Loss from operations	(361)	(966)	(1,133)	(1,052)
Other income, net	769	795	1,106	532*
Income (loss) before taxes	408	(171)	(27)	(520)
Benefits from income taxes	25	675	60	360
Net income (loss)	433	504	33	(160)
Basic and diluted net income (loss) per share	.31	.37	.02	(.11)

* Includes other-than-temporary impairment losses on investments of $376,000

8.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no additional subsequent events occurred that required recognition in the financial statements or disclosures in the Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

BDO USA, LLP (“BDO”) served as the Company’s independent registered public accounting firm during fiscal 2015 and 2014.  The audit committee approved the dismissal of BDO as the Company’s independent registered public accounting firm, effective February 10, 2016.

The reports of BDO on the Company’s financial statements for fiscal 2015 and 2014 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On February 10, 2016, the Company engaged Squar Milner LLP (“Squar Milner”) as its independent registered public accounting firm. During the Company’s two most recent fiscal years and during the subsequent interim period prior to Squar Milner’s engagement, neither the Company nor anyone acting on its behalf consulted BDO regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In conjunction to the adoption of the framework in Internal Control-Integrated Framework (“2013 framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), the Company has made significant changes to its internal controls to rectify those previously identified material weaknesses mentioned in its Form 10-K for the fiscal year ended September 30, 2015. An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016.  Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

Each year, management is required by SEC rules to evaluate the effectiveness of the Company’s internal control over financial reporting. That evaluation is conducted under the supervision and with the participation of Mr. Salzman, and is based on the 2013 framework. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

Squar Milner LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended September 30, 2016 included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of September 30, 2016, which is presented below.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Daily Journal Corporation

We have audited Daily Journal Corporation's internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Daily Journal Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Daily Journal Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Daily Journal Corporation as of September 30, 2016 and the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows for the year then ended and our report dated December 14, 2016 expressed an unqualified opinion.

/s/ Squar Milner LLP

Los Angeles, California

December 14, 2016

Changes in Internal Control over Financial Reporting

As part of its audit of the Company’s internal control over financial reporting as of September 30, 2015, BDO USA, LLP concluded that the Company had the following material weaknesses, which the Company had identified and described in its management’s assessment:

(1) The Company did not have sufficient technical expertise in assessing and applying accounting standards to complex and/or non-routine transactions, reviewing the quarterly and annual tax analysis and provision, and assessing the adequacy of disclosures in the quarterly and annual consolidated financial statements. The lack in expertise to apply the accounting standards resulted in a material audit adjustment in the fourth quarter of fiscal 2015.

(2) Additionally, the Company had not adequately designed and documented sufficient internal controls to support effective internal controls relating to the risk of fraud and management override of internal controls. The controller and the assistant to the controller post and review journal entries and also generate the system based financial reports used in key management review controls. Further, the controller and the assistant to the controller and some department heads have administrative access to their departments’ operating systems.

In conjunction to the adoption of the 2013 COSO framework during fiscal year 2016, the Company has made significant changes to its internal controls to rectify those previously identified material weaknesses mentioned in its Form 10-K for the fiscal year ended September 30, 2015. These changes included the adoption of new policies and procedures to strengthen the Company’s internal control over financial reporting, particularly insofar as it relates to the risk of fraud and management overrides. These changes included adoption of enhanced risk assessment protocols, revision of various information technology systems and procedures to further strengthen its internal control over financial reporting, segregation of administration access to certain operating systems, and establishment of a new procedure for reviewing and approving manually-posted journal entries.

In addition, as a small company with an accounting department of seven, each person may have multiple tasks. As such, the Company has used compensating controls with multiple reviews by different levels of management to counter-balance any lack of segregation of duties, including quarterly control assessments by each of its departments, detail reviews and analyses of its financial information by management with the participation of department supervisors, outside counsel, tax consultant, the Board of Directors and the Audit Committee.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about February 15, 2017 (the “Proxy Statement”), is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014

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

DAILY JOURNAL CORPORATION

By	/s/ Gerald L. Salzman
Gerald L. Salzman
President

Date:	December 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Munger	Chairman of the Board	December 14, 2016
Charles T. Munger

/s/ Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	December 14, 2016
Gerald L. Salzman

/s/ J.P. Guerin	Vice-Chairman	December 14, 2016
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