Form 10-Q
period 2016-12-31
DAILY JOURNAL CORP
filed 2017-02-09
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Large Accelerated Filer:	Accelerated Filer: X
Non-accelerated Filer:	Smaller Reporting Company:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:          No:  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2017
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -
December 31, 2016 and September 30, 2016	3

Consolidated Statements of Comprehensive Income -
Three months ended December 31, 2016 and 2015	4

Consolidated Statements of Cash Flows -
Three months ended December 31, 2016 and 2015	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

Part II Other Information

Item 6. Exhibits	20

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30
	2016	2016
ASSETS
Current assets
Cash and cash equivalents	$4,873,000	$11,411,000
Marketable securities at fair value, including common stocks of $188,729,000 and bonds of $7,757,000 at December 31, 2016 and common stocks of $158,462,000 and bonds of $8,172,000 at September 30, 2016	196,486,000	166,634,000
Accounts receivable, less allowance for doubtful accounts of $200,000 at December 31, 2016 and September 30, 2016	5,598,000	4,707,000
Inventories	50,000	41,000
Prepaid expenses and other current assets	795,000	800,000
Income tax receivable	245,000	890,000
Total current assets	208,047,000	184,483,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,404,000	16,306,000
Furniture, office equipment and computer software	2,771,000	2,743,000
Machinery and equipment	1,799,000	1,864,000
	20,974,000	20,913,000
Less accumulated depreciation	(8,890,000)	(8,849,000)
	12,084,000	12,064,000
Intangibles, net	6,729,000	7,953,000
Goodwill	13,400,000	13,400,000
Deferred income taxes, net	8,501,000	7,546,000
	$248,761,000	$225,446,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,662,000	$2,644,000
Accrued liabilities	2,191,000	2,583,000
Note payable collateralized by real estate	111,000	110,000
Deferred subscriptions	3,296,000	3,402,000
Deferred installation contracts	6,323,000	6,536,000
Deferred maintenance agreements and others	8,750,000	8,084,000
Deferred income taxes, net	51,359,000	41,501,000
Total current liabilities	74,692,000	64,860,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Note payable collateralized by real estate	2,043,000	2,071,000
Deferred maintenance agreements	161,000	149,000
Income tax payable	2,655,000	2,723,000
Accrued interest and penalty for uncertain and unrecognized tax benefits	754,000	745,000
Accrued liabilities	72,000	62,000
Total long term liabilities	35,178,000	35,243,000

Commitments and contingencies (Note 10)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at December 31, 2016 and September 30, 2016	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	56,597,000	58,068,000
Accumulated other comprehensive income	80,525,000	65,506,000
Total shareholders' equity	138,891,000	125,343,000
	$248,761,000	$225,446,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31
	2016	2015
Revenues
Advertising	$2,310,000	$2,321,000
Circulation	1,449,000	1,506,000
Advertising service fees and other	638,000	650,000
Licensing and maintenance fees	3,966,000	3,647,000
Consulting fees	848,000	1,376,000
Other public service fees	779,000	1,315,000
	9,990,000	10,815,000

Costs and expenses
Salaries and employee benefits	7,641,000	6,648,000
Outside services	980,000	864,000
Postage and delivery expenses	278,000	286,000
Newsprint and printing expenses	209,000	217,000
Depreciation and amortization	1,392,000	1,415,000
Other general and administrative expenses	2,343,000	2,347,000
	12,843,000	11,777,000
Loss from operations	(2,853,000)	(962,000)
Other income (expense)
Dividends and interest income	1,171,000	903,000
Other income	15,000	16,000
Interest expense on note payable collateralized by real estate	(26,000)	(9,000)
Interest expense on margin loans	(79,000)	(59,000)
Interest expense accrued for uncertain and unrecognized tax benefits	(9,000)	(24,000)
Loss before income taxes	(1,781,000)	(135,000)
Benefit from income taxes	310,000	185,000
Net (loss) income	$(1,471,000)	$50,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(1.07)	$.04

Comprehensive income
Net (loss) income	$(1,471,000)	$50,000
Net increase in unrealized appreciation of marketable securities (net of taxes)	15,019,000	5,927,000
	$13,548,000	$5,977,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2016	2015
Cash flows from operating activities
Net (loss) income	$(1,471,000)	$50,000
Adjustments to reconcile net (loss) income to net cash used in operations
Depreciation and amortization	1,392,000	1,415,000
Deferred income taxes	(917,000)	(165,000)
Discounts earned on bonds	(1,000)	(1,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(891,000)	445,000
Inventories	(9,000)	(2,000)
Prepaid expenses and other assets	5,000	(49,000)
Income tax receivable	645,000	75,000
Increase (decrease) in liabilities
Accounts payable	18,000	(1,636,000)
Accrued liabilities	(373,000)	(229,000)
Income taxes	(68,000)	(66,000)
Deferred subscriptions	(106,000)	(118,000)
Deferred maintenance agreements and others	678,000	(783,000)
Deferred installation contracts	(213,000)	(551,000)
Net cash used in operating activities	(1,311,000)	(1,615,000)

Cash flows from investing activities
Purchases of marketable securities	(5,013,000)	(3,838,000)
Purchases of property, plant and equipment, including the Logan, Utah office building in fiscal 2016	(187,000)	(3,541,000)
Net cash used in investing activities	(5,200,000)	(7,379,000)

Cash flows from financing activities
Note payable collateralized by real estate	---	2,260,000
Payment of real estate loan principal	(27,000)	--- -
Net cash (used in) provided by financing activities	(27,000)	2,260,000

Decrease in cash and cash equivalents	(6,538,000)	(6,734,000)

Cash and cash equivalents
Beginning of period	11,411,000	15,617,000
End of period	$4,873,000	$8,883,000

Interest paid during period	$111,000	$65,000
Net income taxes paid (refunded) during period	$3,000	$(29,000)

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

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to bar members and the public, including a website to pay traffic citations online. These products are licensed to more than 500 organizations in 42 states and internationally.

Essentially all of the Company’s operations are based in California, Arizona, Colorado and Utah.

Note 2 - Basis of Presentation

        In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of December 31, 2016, its results of operations for the three-month periods ended December 31, 2016 and 2015 and its cash flows for the three-month periods ended December 31, 2016 and 2015. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year.

       The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

       Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 3 – Recent Accounting Pronouncements

       In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments and applies to all entities that hold financial assets or owe financial liabilities. It requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for public business with fiscal years beginning after December 15, 2017, including interim periods within that annual period, which is the Company’s fiscal 2019. The Company has not yet evaluated what impact, if any, the adoption of this ASU may have on its financial condition, results of operations or disclosures.

In addition, the Company will evaluate the other new accounting pronouncements as detailed in its Annual Report on Form 10-K for the year ended September 30, 2016.

Note 4 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

Note 5 - Intangible Assets

Intangible Assets
	December 31, 2016			September 30, 2016
	Customer Relationships	Developed Technology	Total	Customer Relationships	Developed Technology	Total
Gross intangibles	$21,950,000	$2,525,000	$24,475,000	$22,104,000	$2,525,000	$24,629,000
Accumulated amortization	(15,882,000)	(1,864,000)	(17,746,000)	(14,938,000)	(1,738,000)	(16,676,000)
	$6,068,000	$661,000	$6,729,000	$7,166,000	$787,000	$7,953,000

These gross intangible assets are being amortized over five years for financial statement purposes due to the short life cycle of technology that customer relationships depend on, and over 15 years on a straight-line basis for tax purposes. The intangible amortization expenses were $1,224,000 for the three-month period ended December 31, 2016 as compared with $1,259,000 in the prior year period.

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

In addition, ASU 2011-08, Intangible – Goodwill and Others -- Testing Goodwill for Impairment, allows for the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If it is determined based on qualitative factors that there is no impairment to goodwill, then the fair value of a reporting unit is not needed. If a quantitative analysis is required and the unit’s carrying amount exceeds its fair value, then the second step is performed to measure the amount of potential impairment. The Company’s annual goodwill impairment analysis in fiscal 2016 did not result in an impairment charge based on the qualitative assessment. There was no indicator of impairment during the three-month periods ended December 31, 2016 and 2015.

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

      The Company has established Vendor Specific Objective Evidence (VSOE) of the fair value of annual maintenance because a substantial majority of Journal Technologies’ actual maintenance renewals is within a narrow range of pricing as a percentage of the underlying license fees for the legacy contracts and is deemed substantive. Approximately 56% and 59% of the Company’s revenues during the three months ended December 31, 2016 and 2015, respectively, were derived from Journal Technologies.

Note 8 - Income Taxes

Taxes

For the three months ended December 31, 2016, the Company recorded an income tax benefit of $310,000 on pretax loss of $1,781,000. The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2017 to pretax loss for the three-month period ended December 31, 2016. The effective tax rate was lower than the statutory rate primarily due to the dividends received deduction.  On pretax loss of $135,000 for the three months ended December 31, 2015, the Company recorded an income tax benefit of $185,000 which was the net result of applying the effective tax rate anticipated for fiscal 2016 to pretax loss for the three months ended December 31, 2015. The Company’s effective tax rate was 17% and 137% for the three months ended December 31, 2016 and 2015, respectively.

At December 31, 2016, the Company had an accrued liability of approximately $2,655,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013, after a reduction of $589,000 resulting from the recognition of deferred revenues and from the amortization of goodwill for tax purposes.   The Internal Revenue Service is currently conducting an examination of the Company’s fiscal 2014 income tax return. The examination is still in progress, and the results are unknown at this time. During the three-month periods ended December 31, 2016 and 2015, interest expenses of approximately $9,000 and $24,000, respectively, were recorded as “interest expense accrued for uncertain and unrecognized tax benefits” in the Consolidated Statements of Comprehensive Income. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2014 with regard to federal income taxes and fiscal 2013 for state income taxes.

Note 9 - Investments in Marketable Securities

Investments in marketable securities categorized as “available-for-sale” are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of December 31, 2016 and September 30, 2016, unrealized gains of $133,095,000 and $108,256,000, respectively, were recorded before taxes of $52,070,000 and $42,250,000, respectively, in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

Investments in equity securities and securities with fixed maturity as of December 31, 2016 and September 30, 2016 are summarized below.

	December 31, 2016			September 30, 2016
	(Unaudited)
	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$188,729,000	$58,449,000	$130,280,000	$158,462,000	$53,436,000	$105,026,000
Bonds	7,757,000	4,942,000	2,815,000	8,172,000	4,942,000	3,230,000
Total	$196,486,000	$63,391,000	$133,095,000	$166,634,000	$58,378,000	$108,256,000

All investments are classified as “Current assets” because they are available for sale at any time. The bonds mature in 2039.

As of December 31, 2016, the Company performed an evaluation for an equity security with a fair value below cost to determine if the unrealized loss was other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the security until fair value recovers. The assessment of the ability and intent to hold this security to recovery focuses on liquidity needs, asset/liability management objectives and security portfolio objectives. Based on the result of the evaluation, the Company concluded that as of December 31, 2016, the unrealized loss related to an equity security it owns was temporary.

Note 10 - Debt and Commitments and Contingencies

In December 2012, the Company borrowed from its investment margin account the purchase price of two acquisitions aggregating $29.5 million, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of December 31, 2016 was 1.25%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $2.15 million as of December 31, 2016.

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through fiscal 2020. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to these leased properties and certain other leased properties. Rental expenses were $174,000 for the three-month period ended December 31, 2016 as compared with $250,000 in the prior year period.

From time to time, the Company is subject to contingencies, including litigation, arising in the normal course of its business. While it is not possible to predict the results of such contingencies, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial position or results of operations or cash flows.

Note 11 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information regarding the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended December 31, 2016
Revenues
Advertising	$2,310,000	$	---	$	---	$2,310,000
Circulation	1,449,000		---		---	1,449,000
Advertising service fees and other	638,000		---		---	638,000
Licensing and maintenance fees	---		3,966,000		---	3,966,000
Consulting fees	---		848,000		---	848,000
Other public service fees	---		779,000		---	779,000
Operating expenses	4,400,000		8,443,000		---	12,843,000
Loss from operations	(3,000)		(2,850,000)		---	(2,853,000)
Dividends and interest income	---		---		1,171,000	1,171,000
Other income	15,000		---		---	15,000
Interest expenses on note payable collateralized by real estate	(26,000)		---		---	(26,000)
Interest expenses on margin loans	---		---		(79,000)	(79,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(9,000)		---	(9,000)
Pretax income (loss)	(14,000)		(2,859,000)		1,092,000	(1,781,000)
Income tax (expense) benefit	---		775,000		(465,000)	310,000
Net income (loss)	(14,000)		(2,084,000)		627,000	(1,471,000)
Total assets	14,294,000		37,981,000		196,486,000	248,761,000
Capital expenditures	160,000		27,000		---	187,000
Amortization of intangible assets	---		1,224,000		---	1,224,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended December 31, 2015
Revenues
Advertising, net	$2,321,000	$	---	$	---	$2,321,000
Circulation	1,506,000		---		---	1,506,000
Advertising service fees and other	650,000		---		---	650,000
Licensing and maintenance fees	---		3,647,000		---	3,647,000
Consulting fees	---		1,376,000		---	1,376,000
Other public service fees	---		1,315,000		---	1,315,000
Operating expenses	4,353,000		7,424,000		---	11,777,000
Income (loss) from operations	124,000		(1,086,000)		---	(962,000)
Dividends and interest income	---		---		903,000	903,000
Other income	7,000		---		9,000	16,000
Interest expenses on note payable collateralized by real estate	(9,000)		---		---	(9,000)
Interest expenses on margin loans	---		---		(59,000)	(59,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(24,000)		---	(24,000)
Pretax income (loss)	122,000		(1,110,000)		853,000	(135,000)
Income tax (expense) benefit	(50,000)		395,000		(160,000)	185,000
Net income (loss)	72,000		(715,000)		693,000	50,000
Total assets	16,985,000		42,527,000		178,984,000	238,496,000
Capital expenditures, including purchase of Logan building	3,541,000		---		---	3,541,000
Amortization of intangible assets	35,000		1,224,000		---	1,259,000

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

Comparable three-month periods ended December 31, 2016 and 2015

Consolidated revenues were $9,990,000 and $10,815,000 for the three months ended December 31, 2016 and 2015, respectively. This decrease of $825,000 (8%) was primarily from the reduction in (i) The Traditional Business’s trustee sale notice and related service fee revenues of $142,000 and (ii) Journal Technologies’ consulting fees of $528,000 and public service fees of $536,000 primarily due to a reduction in the number of traffic tickets processed online for the public to pay traffic citations and an Amnesty Program that reduces traffic ticket fines, partially offset by increased Journal Technologies’ license and maintenance fees of $319,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 56% and 59% of the Company’s total revenues for the three months ended December 31, 2016 and 2015, respectively.

Consolidated operating expenses increased by $1,066,000 (9%) to $12,843,000 from $11,777,000, primarily resulting from additional personnel costs and travel expenses for Journal Technologies. Total personnel costs increased by $993,000 (15%) to $7,641,000 from $6,648,000. Outside services increased by $116,000 (13%) to $980,000 from $864,000 primarily due to increased services for Journal Technologies. Depreciation and amortization costs, which included primarily the amortization of Journal Technologies’ intangible assets of $1,224,000 for both fiscal periods, decreased by $23,000 to $1,392,000 from $1,415,000.

The Company’s non-operating income, net of expenses, increased by $245,000 to $1,072,000 from $827,000 primarily because of more dividend income, partially offset by an increase in interest rate on the two acquisition margin loans and additional interest expenses for the Company’s real estate loan.

During the three months ended December 31, 2016, consolidated pretax loss was $1,781,000 as compared with $135,000 in the prior year period. There were net losses of $1,471,000 (-$1.07 per share) for the three months ended December 31, 2016 as compared with net income of $50,000 ($0.04 per share) in the prior year period.

At December 31, 2016, the aggregate fair market value of the Company’s marketable securities was $196,486,000. These securities had approximately $133,095,000 of unrealized gains before taxes of $52,070,000 and generated approximately $1,171,000 in dividends and interest income during the three months ended December 31, 2016 which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

Additional detail about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)
For the three months ended December 31

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2016	2015	2016		2015		2016		2015		2016	2015
Revenues
Advertising	$2,310	$2,321	$	---	$	---	$	---	$	---	$2,310	$2,321
Circulation	1,449	1,506		---		---		---		---	1,449	1,506
Advertising service fees and other	638	650		---		---		---		---	638	650
Licensing and maintenance fees	---	---		3,966		3,647		---		---	3,966	3,647
Consulting fees	---	---		848		1,376		---		---	848	1,376
Other public service fees	---	---		779		1,315		---		---	779	1,315
Total revenues	4,397	4,477		5,593		6,338		---		---	9,990	10,815
Operating expenses
Salaries and employee benefits	2,565	2,469		5,076		4,179		---		---	7,641	6,648
Amortization of intangible assets	---	35		1,224		1,224		---		---	1,224	1,259
Others	1,835	1,849		2,143		2,021		---		---	3,978	3,870
Total operating expenses	4,400	4,353		8,443		7,424		---		---	12,843	11,777
Income (loss) from operations	(3)	124		(2,850)		(1,086)		---		---	(2,853)	(962)

Dividends and interest income	---	---		---		---		1,171		903	1,171	903
Other income (net)	15	7		---		---		---		9	15	16
Interest expenses on note payable collateralized by real estate	(26)	(9)		---		---		---		---	(26)	(9)
Interest expenses on margin loans	---	---		---		---		(79)		(59)	(79)	(59)
Interest and penalty expenses accrued for uncertain and unrecognized tax benefits	---	---		(9)		(24)		---		---	(9)	(24)
Pretax income (loss)	$(14)	$122		$(2,859)		$(1,110)		$1,092		$853	$(1,781)	$(135)

The Traditional Business

The Traditional Business segment’s pretax income decreased by $136,000 to pretax loss of $14,000 from pretax income of $122,000.

Advertising revenues decreased by $11,000 to $2,310,000 from $2,321,000 primarily resulting from the declines in trustee sale notice advertising revenues of $142,000, partial offset by increases in other public notice advertising.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 21% during the three months ended December 31, 2016 as compared to the prior year period and accounted for a reduction of about $142,000 in trustee sale notice and related service fee revenues. Because this slowing is expected to continue, the Company expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues in fiscal 2017, and the Company’s print-based earnings will also likely decline significantly because it will be impractical for the Company to offset all revenue losses by expense reduction. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 90% of the total public notice advertising revenues in the three months ended December 31, 2016. Public notice advertising revenues and related advertising and other service fees constituted about 22% and 21% of the Company’s total revenues for the three months ended December 31, 2016 and 2015, respectively. Because of this concentration, the Company’s revenues would be significantly adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as had been recently implemented in Arizona for one notice type with approximately $500,000 in annual revenues. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 87% of The Traditional Business’ total circulation revenues, which declined by $57,000 to $1,449,000 from $1,506,000. The court rule and judicial profile services generated about 9% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses increased by $47,000 (1%) to $4,400,000 from $4,353,000.

Journal Technologies

Journal Technologies’ business segment pretax loss increased by $1,749,000 (158%) to $2,859,000 from $1,110,000 and included the amortization costs of intangible assets of $1,224,000 for both the three-month periods ended December 31, 2016 and 2015.

Revenues decreased by $745,000 (12%) to $5,593,000 from $6,338,000 in the prior year period. Licensing and maintenance fees increased by $319,000 (9%) to $3,966,000 from $3,647,000. Consulting fees decreased by $528,000 (38%) to $848,000 from $1,376,000. In most cases, revenues from new installations projects will only be recognized, if at all, upon completion and acceptance of the services by the various customers. Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for software licenses and installation services. After a customer’s acceptance of the completed project, any advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period. Other public service fees decreased by $536,000 (41%) to $779,000 from $1,315,000 primarily due to a reduction in the number of traffic tickets processed online for the public to pay traffic citations and an Amnesty Program that is expected to reduce traffic ticket fines through March 2017.

Operating expenses increased by $1,019,000 (14%) to $8,443,000 from $7,424,000 primarily due to increased personnel costs and travel expenses which are expected to continue to increase in the foreseeable future.

Intangible assets, including customer relationships and developed technology, are being amortized on a straight-line basis over five years due to the short life cycle of technology that customer relationships depend on and over 15 years for tax purposes. Goodwill, which is not amortized for financial statement purposes, is amortized over 15 years for tax purposes. Goodwill represents the expected synergies in expanding the Company’s software business. Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation include the current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. Journal Technologies is continuing to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Taxes

   For the three months ended December 31, 2016, the Company recorded an income tax benefit of $310,000 on pretax loss of $1,781,000. The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2017 to pretax loss for the three-month period ended December 31, 2016. The effective tax rate was lower than the statutory rate primarily due to the dividends received deduction.  On pretax loss of $135,000 for the three months ended December 31, 2015, the Company recorded an income tax benefit of $185,000 which was the net result of applying the effective tax rate anticipated for fiscal 2016 to pretax loss for the three months ended December 31, 2015. The Company’s effective tax rate was 17% and 137% for the three months ended December 31, 2016 and 2015, respectively.

At December 31, 2016, the Company had an accrued liability of approximately $2,655,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013, after a reduction of $589,000 resulting from the recognition of deferred revenues and from the amortization of goodwill for tax purposes. The Internal Revenue Service is currently conducting an examination of the Company’s fiscal 2014 income tax return. The examination is still in progress, and the results are unknown at this time. During the three-month periods ended December 31, 2016 and 2015, interest expenses of approximately $9,000 and $24,000, respectively, were recorded as “interest expense accrued for uncertain and unrecognized tax benefits” in the Consolidated Statements of Comprehensive Income. The Company files federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2014 with regard to federal income taxes and fiscal 2013 for state income taxes.

Comprehensive Income

Comprehensive income includes net (loss) income and unrealized net gains on investments, net of taxes, as summarized below:

Comprehensive Income

	Three months ended December 31
	2016	2015
Net (loss) income	$(1,471,000)	$50,000
Net increase in unrealized appreciation of marketable securities (net of taxes)	15,019,000	5,927,000
	$13,548,000	$5,977,000

Liquidity and Capital Resources

During the three months ended December 31, 2016, the Company’s cash and cash equivalents and marketable security positions increased by $23,314,000 to $201,359,000. Cash and cash equivalents were used primarily for the purchase of marketable securities of $5,013,000 and capital assets of $187,000. The investments in marketable securities, which had an adjusted cost basis of approximately $63,391,000 and a market value of about $196,486,000 at December 31, 2016, generated approximately $1,171,000 in dividends and interest income.

Cash flows from operating activities increased by $304,000 during the three months ended December 31, 2016 as compared to prior year period primarily resulting from increases in accounts payable of $1,654,000 as more liabilities were paid during last year period, partially offset by decreases in net income of $1,521,000 (from net income of $50,000 to net loss of $1,471,000). The net cash used in operating activities of $1,311,000 included net increases of $359,000 in deferred subscriptions, deferred installation contracts and deferred maintenance agreements and others.

As of December 31, 2016, the Company had working capital of $133,355,000, including the liabilities for deferred subscriptions and deferred installation contracts and deferred maintenance agreements and others of $18,369,000, which are scheduled to be earned within one year, and the deferred tax liability of $52,070,000 for the unrealized gains described above.

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

As of December 31, 2016, the investments were concentrated in just seven companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement.

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

     The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2016. The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies, including California courts, for a substantial portion of its revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; possible security breaches of the Company’s software or websites; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the Company’s market risk, refer to Item 7A – Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K for the fiscal year ended September 30, 2016. There have been no material changes to the Company’s market risk exposures since September 30, 2016.

   Item 4. CONTROLS AND PROCEDURES

       An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures were effective. There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2016.

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

DATE: February 9, 2017