Form 10-Q
period 2017-03-31
DAILY JOURNAL CORP
filed 2017-05-09
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer:	Accelerated Filer: X
Non-accelerated Filer:	Smaller Reporting Company:
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes:            No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - March 31, 2017 and September 30, 2016	3

Consolidated Statements of Comprehensive Income - Three months ended March 31, 2017 and 2016	4

Consolidated Statements of Comprehensive Income - Six months ended March 31, 2017 and 2016	5

Consolidated Statements of Cash Flows - Six months ended March 31, 2017 and 2016	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

Part II Other Information

Item 6. Exhibits	22

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$4,050,000	$11,411,000
Marketable securities at fair value, including common stocks of $195,894,000 and bonds of $7,884,000 at March 31, 2017 and common stocks of $158,462,000 and bonds of $8,172,000 at September 30, 2016	203,778,000	166,634,000
Accounts receivable, less allowance for doubtful accounts of $200,000 at March 31, 2017 and September 30, 2016	5,285,000	4,707,000
Inventories	50,000	41,000
Prepaid expenses and other current assets	745,000	800,000
Income tax receivable	650,000	890,000
Total current assets	214,558,000	184,483,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,404,000	16,306,000
Furniture, office equipment and computer software	2,777,000	2,743,000
Machinery and equipment	1,799,000	1,864,000
	20,980,000	20,913,000
Less accumulated depreciation	(9,056,000)	(8,849,000)
	11,924,000	12,064,000
Intangibles, net	5,506,000	7,953,000
Goodwill	13,400,000	13,400,000
Deferred income taxes, net	9,771,000	7,546,000
	$255,159,000	$225,446,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,158,000	$2,644,000
Accrued liabilities	2,545,000	2,583,000
Note payable collateralized by real estate	113,000	110,000
Deferred subscriptions	3,280,000	3,402,000
Deferred installation contracts	5,148,000	6,536,000
Deferred maintenance agreements and others	8,601,000	8,084,000
Deferred income taxes, net	54,084,000	41,501,000
Total current liabilities	76,929,000	64,860,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Note payable collateralized by real estate	2,014,000	2,071,000
Deferred maintenance agreements	143,000	149,000
Income tax payable	---	2,723,000
Accrued interest and penalty for uncertain and unrecognized tax benefits	---	745,000
Accrued liabilities	72,000	62,000
Total long term liabilities	31,722,000	35,243,000

Commitments and contingencies (Note 10)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at March 31, 2017 and September 30, 2016	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	59,576,000	58,068,000
Accumulated other comprehensive income	85,163,000	65,506,000
Total shareholders' equity	146,508,000	125,343,000
	$255,159,000	$225,446,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31
	2017	2016

Revenues
Advertising	$2,123,000	$2,346,000
Circulation	1,424,000	1,458,000
Advertising service fees and other	695,000	644,000
Licensing and maintenance fees	3,882,000	4,107,000
Consulting fees	1,310,000	1,664,000
Other public service fees	845,000	1,223,000
	10,279,000	11,442,000

Costs and expenses
Salaries and employee benefits	8,097,000	7,029,000
Outside services	1,087,000	813,000
Postage and delivery expenses	285,000	292,000
Newsprint and printing expenses	230,000	219,000
Depreciation and amortization	1,389,000	1,428,000
Other general and administrative expenses	2,457,000	2,237,000
	13,545,000	12,018,000
Loss from operations	(3,266,000)	(576,000)
Other income (expense)
Dividends and interest income	1,368,000	833,000
Other income	6,000	14,000
Interest expense on note payable collateralized by real estate	(25,000)	(27,000)
Interest expense on margin loans	(96,000)	(67,000)
Interest and penalty expense reversal (accrual) for uncertain and unrecognized tax benefits	752,000	(25,000)
(Loss) income before income taxes	(1,261,000)	152,000
Benefit from income taxes	4,240,000	55,000
Net income	$2,979,000	$207,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$2.16	$.15

Comprehensive income (loss)
Net income	$2,979,000	$207,000
Net increase (decrease) in unrealized appreciation of marketable securities (net of taxes)	4,638,000	(10,058,000)
	$7,617,000	$(9,851,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six months ended March 31
	2017	2016

Revenues
Advertising	$4,433,000	$4,667,000
Circulation	2,873,000	2,964,000
Advertising service fees and other	1,333,000	1,294,000
Licensing and maintenance fees	7,848,000	7,754,000
Consulting fees	2,158,000	3,040,000
Other public service fees	1,624,000	2,538,000
	20,269,000	22,257,000

Costs and expenses
Salaries and employee benefits	15,738,000	13,677,000
Outside services	2,067,000	1,677,000
Postage and delivery expenses	563,000	578,000
Newsprint and printing expenses	439,000	436,000
Depreciation and amortization	2,781,000	2,843,000
Other general and administrative expenses	4,800,000	4,584,000
	26,388,000	23,795,000
Loss from operations	(6,119,000)	(1,538,000)
Other income (expense)
Dividends and interest income	2,539,000	1,736,000
Other income	21,000	30,000
Interest expense on note payable collateralized by real estate	(51,000)	(36,000)
Interest expense on margin loans	(175,000)	(126,000)
Interest and penalty expense reversal (accrual) for uncertain and unrecognized tax benefits	743,000	(49,000)
(Loss) income before income taxes	(3,042,000)	17,000
Benefit from income taxes	4,550,000	240,000
Net income	$1,508,000	$257,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$1.09	$.19

Comprehensive income (loss)
Net income	$1,508,000	$257,000
Net increase (decrease) in unrealized appreciation of marketable securities (net of taxes)	19,657,000	(4,131,000)
	$21,165,000	$(3,874,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31
	2017	2016
Cash flows from operating activities
Net income	$1,508,000	$257,000
Adjustments to reconcile net income to net cash used in operations
Depreciation and amortization	2,781,000	2,843,000
Deferred income taxes	(2,115,000)	(498,000)
Discounts earned on bonds	(1,000)	(1,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(578,000)	(450,000)
Inventories	(9,000)	10,000
Prepaid expenses and other assets	55,000	20,000
Income tax receivable	240,000	413,000
Increase (decrease) in liabilities
Accounts payable	514,000	(1,595,000)
Accrued liabilities	(773,000)	(25,000)
Income taxes	(2,723,000)	(125,000)
Deferred subscriptions	(122,000)	17,000
Deferred maintenance agreements and others	511,000	(336,000)
Deferred installation contracts	(1,388,000)	(1,687,000)
Net cash used in operating activities	(2,100,000)	(1,157,000)

Cash flows from investing activities
Purchases of marketable securities	(5,013,000)	(3,838,000)
Purchases of property, plant and equipment, including the Logan, Utah office building in fiscal 2016	(194,000)	(3,628,000)
Net cash used in investing activities	(5,207,000)	(7,466,000)

Cash flows from financing activities
Note payable collateralized by real estate	---	2,260,000
Payment of real estate loan principal	(54,000)	(26,000)
Net cash (used in) provided by financing activities	(54,000)	2,234,000

Decrease in cash and cash equivalents	(7,361,000)	(6,389,000)

Cash and cash equivalents
Beginning of period	11,411,000	15,617,000
End of period	$4,050,000	$9,228,000

Interest paid during period	$220,000	$158,000
Net income taxes paid (refunded) during period	$16,000	$(29,000)

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

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of March 31, 2017, its results of operations for the three- and six-month periods ended March 31, 2017 and 2016 and its cash flows for the six-month periods ended March 31, 2017 and 2016. The results of operations for the six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

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

In January 2017, FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test and requiring impairment charges to be based on Step 1 which is to compare the fair value of a reporting unit with its carrying amount. A goodwill impairment should be recognized in the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU is effective for public business with fiscal years beginning after December 15, 2019, which is the Company’s fiscal 2021. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company has not yet evaluated what impact, if any, the adoption of this ASU may have on its financial condition, results of operations or disclosures.

In addition, the Company will evaluate the other new accounting pronouncements as detailed in its Annual Report on Form 10-K for the year ended September 30, 2016.

Note 4 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore the basic and diluted income per share are the same.

Note 5 - Intangible Assets

Intangible Assets
	March 31, 2017			September 30, 2016
	Customer Relationships	Developed Technology	Total	Customer Relationships	Developed Technology	Total

Gross intangibles	$21,950,000	$2,525,000	$24,475,000	$22,104,000	$2,525,000	$24,629,000
Accumulated amortization	(16,979,000)	(1,990,000)	(18,969,000)	(14,938,000)	(1,738,000)	(16,676,000)
	$4,971,000	$535,000	$5,506,000	$7,166,000	$787,000	$7,953,000

These gross intangible assets are being amortized over five years for financial statement purposes due to the short life cycle of technology that customer relationships depend on and over 15 years on a straight-line basis for tax purposes. The intangible amortization expenses were $2,447,000 for the six-month period ended March 31, 2017 as compared with $2,518,000 in the prior year period.

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

In addition, ASU 2011-08, Intangible – Goodwill and Others -- Testing Goodwill for Impairment, allows for the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If it is determined based on qualitative factors that there is no impairment to goodwill, then the fair value of a reporting unit is not needed. If a quantitative analysis is required and the unit’s carrying amount exceeds its fair value, then the second step is performed to measure the amount of potential impairment. The Company’s annual goodwill impairment analysis in fiscal 2016 did not result in an impairment charge based on the qualitative assessment. There was no indicator of impairment during the six-month periods ended March 31, 2017 and 2016.

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

Journal Technologies recognizes revenues in accordance with the provisions of ASC 985-605, Software—Revenue Recognition. Revenues from software product sales are generally recognized upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from license and maintenance agreements generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized upon completion of the services and acceptance by the customers under the completed performance method. The Company elects to use the completed performance method because each customer’s acceptance is unpredictable and reliable estimates of the progress towards completion cannot be made. Only upon completion and a customer’s acceptance does the customer realize value, and any advances are generally no longer at risk of refund and are therefore considered earned. Other public service fees, as disclosed in the consolidated statements of comprehensive income (loss), are primarily service fees earned and recognized as revenues at the time when the Company processes credit card payments on behalf of the courts via its ePayIt secure websites through which the general public can pay traffic citations.

The Company has established Vendor Specific Objective Evidence (VSOE) of the fair value of annual maintenance because a substantial majority of Journal Technologies’ actual maintenance renewals is within a narrow range of pricing as a percentage of the underlying license fees for the legacy contracts and is deemed substantive. Approximately 57% and 60% of the Company’s revenues during the six months ended March 31, 2017 and 2016, respectively, were derived from Journal Technologies.

Note 8 - Income Taxes

Taxes

For the six months ended March 31, 2017, the Company recorded an income tax benefit of $4,550,000 on pretax loss of $3,042,000.

The Company had an accrued liability of approximately $2,655,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013. The Internal Revenue Service has concluded its examination of the Company’s fiscal 2014 income tax return and proposed no changes to the tax position that gave rise to this liability. Consequently, this liability was reversed along with the related accrued interest and penalty expenses of $743,000. In addition, a deferred tax liability, in the amount of $352,000, relating to temporary differences that would only exist if the uncertain tax position was never recognized, was reversed.

The income tax benefit was also the result of applying the effective tax rate anticipated for fiscal 2017 to pretax loss for the six-month period ended March 31, 2017. The effective tax rate (before the discrete item) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.  On pretax income of $17,000 for the six months ended March 31, 2016, the Company recorded an income tax benefit of $240,000 which was the net result of applying the effective tax rate anticipated for fiscal 2016 to pretax income for the six months ended March 31, 2016. The Company’s effective tax rate was 150% and -1,412% for the six months ended March 31, 2017 and 2016, respectively.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2015 with regard to federal income taxes and fiscal 2013 for state income taxes.

Note 9 - Investments in Marketable Securities

Investments in marketable securities categorized as “available-for-sale” are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of March 31, 2017 and September 30, 2016, unrealized gains of $140,386,000 and $108,256,000, respectively, were recorded before taxes of $54,723,000 and $42,250,000, respectively, in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

Investments in equity securities and securities with fixed maturity as of March 31, 2017 and September 30, 2016 are summarized below.

	March 31, 2017			September 30, 2016
	(Unaudited)
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$195,894,000	$58,449,000	$137,445,000	$158,462,000	$53,436,000	$105,026,000
Bonds	7,884,000	4,943,000	2,941,000	8,172,000	4,942,000	3,230,000
Total	$203,778,000	$63,392,000	$140,386,000	$166,634,000	$58,378,000	$108,256,000

All investments are classified as “Current assets” because they are available for sale at any time. The bonds mature in 2039.

As of March 31, 2017, the Company performed an evaluation for an equity security with a fair value below cost to determine if the unrealized loss was other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the security until fair value recovers. The assessment of the ability and intent to hold this security to recovery focuses on liquidity needs, asset/liability management objectives and security portfolio objectives. Based on the result of the evaluation, the Company concluded that as of March 31, 2017, the unrealized loss related to an equity security it owns was temporary.

Note 10 - Debt and Commitments and Contingencies

The Company borrowed from its investment margin account during fiscal 2013 the purchase price of two acquisitions aggregating $29.5 million, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of March 31, 2017 was 1.5%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $2.13 million as of March 31, 2017.

The Company owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through fiscal 2020. The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to these leased properties and certain other leased properties. Rental expenses were $356,000 for the six-month period ended March 31, 2017 as compared with $415,000 in the prior year period.

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

Note 11 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information regarding the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Six months ended March 31, 2017
Revenues
Advertising	$4,433,000	$	---	$	---	$4,433,000
Circulation	2,873,000		---		---	2,873,000
Advertising service fees and other	1,333,000		---		---	1,333,000
Licensing and maintenance fees	---		7,848,000		---	7,848,000
Consulting fees	---		2,158,000		---	2,158,000
Other public service fees	---		1,624,000		---	1,624,000
Operating expenses	8,863,000		17,525,000		---	26,388,000
Loss from operations	(224,000)		(5,895,000)		---	(6,119,000)
Dividends and interest income	---		---		2,539,000	2,539,000
Other income	21,000		---		---	21,000
Interest expenses on note payable collateralized by real estate	(51,000)		---		---	(51,000)
Interest expenses on margin loans	---		---		(175,000)	(175,000)
Interest and penalty expense reversal for uncertain and unrecognized tax benefits	---		743,000		---	743,000
Pretax income (loss)	(254,000)		(5,152,000)		2,364,000	(3,042,000)
Income tax (expense) benefit	(75,000)		5,120,000		(495,000)	4,550,000
Net income (loss)	(329,000)		(32,000)		1,869,000	1,508,000
Total assets	15,618,000		35,763,000		203,778,000	255,159,000
Capital expenditures	160,000		34,000		---	194,000
Amortization of intangible assets	---		2,447,000		---	2,447,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Six months ended March 31, 2016
Revenues
Advertising	$4,667,000	$	---	$	---	$4,667,000
Circulation	2,964,000		---		---	2,964,000
Advertising service fees and other	1,294,000		---		---	1,294,000
Licensing and maintenance fees	---		7,754,000		---	7,754,000
Consulting fees	---		3,040,000		---	3,040,000
Other public service fees	---		2,538,000		---	2,538,000
Operating expenses	8,775,000		15,020,000		---	23,795,000
Income (loss) from operations	150,000		(1,688,000)		---	(1,538,000)
Dividends and interest income	---		---		1,736,000	1,736,000
Other income	21,000		---		9,000	30,000
Interest expenses on note payable collateralized by real estate	(36,000)		---		---	(36,000)
Interest expenses on margin loans	---		---		(126,000)	(126,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(49,000)		---	(49,000)
Pretax income (loss)	135,000		(1,737,000)		1,619,000	17,000
Income tax (expense) benefit	(165,000)		670,000		(265,000)	240,000
Net income (loss)	(30,000)		(1,067,000)		1,354,000	257,000
Total assets	16,946,000		42,485,000		162,531,000	221,962,000
Capital expenditures, including purchase of Logan building	3,625,000		3,000		---	3,628,000
Amortization of intangible assets	71,000		2,447,000		---	2,518,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended March 31, 2017
Revenues
Advertising	$2,123,000	$	---	$	---	$2,123,000
Circulation	1,424,000		---		---	1,424,000
Advertising service fees and other	695,000		---		---	695,000
Licensing and maintenance fees	---		3,882,000		---	3,882,000
Consulting fees	---		1,310,000		---	1,310,000
Other public service fees	---		845,000		---	845,000
Operating expenses	4,463,000		9,082,000		---	13,545,000
Loss from operations	(221,000)		(3,045,000)		---	(3,266,000)
Dividends and interest income	---		---		1,368,000	1,368,000
Other income	6,000		---		---	6,000
Interest expenses on note payable collateralized by real estate	(25,000)		---		---	(25,000)
Interest expenses on margin loans	---		---		(96,000)	(96,000)
Interest and penalty expense reversal for uncertain and unrecognized tax benefits	---		752,000		---	752,000
Pretax income (loss)	(240,000)		(2,293,000)		1,272,000	(1,261,000)
Income tax (expense) benefit	(75,000)		4,345,000		(30,000)	4,240,000
Net income (loss)	(315,000)		2,052,000		1,242,000	2,979,000
Total assets	15,618,000		35,763,000		203,778,000	255,159,000
Capital expenditures	---		7,000		---	7,000
Amortization of intangible assets	---		1,223,000		---	1,223,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended March 31, 2016
Revenues
Advertising	$2,346,000	$	---	$	---	$2,346,000
Circulation	1,458,000		---		---	1,458,000
Advertising service fees and other	644,000		---		---	644,000
Licensing and maintenance fees	---		4,107,000		---	4,107,000
Consulting fees	---		1,664,000		---	1,664,000
Other public service fees	---		1,223,000		---	1,223,000
Operating expenses	4,422,000		7,596,000		---	12,018,000
Income (loss) from operations	26,000		(602,000)		---	(576,000)
Dividends and interest income	---		---		833,000	833,000
Other income	14,000		---		---	14,000
Interest expenses on note payable collateralized by real estate	(27,000)		---		---	(27,000)
Interest expenses on margin loans	---		---		(67,000)	(67,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(25,000)		---	(25,000)
Pretax income (loss)	13,000		(627,000)		766,000	152,000
Income tax (expense) benefit	(115,000)		275,000		(105,000)	55,000
Net income (loss)	(102,000)		(352,000)		661,000	207,000
Total assets	16,946,000		42,485,000		162,531,000	221,962,000
Capital expenditures	84,000		3,000		---	87,000
Amortization of intangible assets	36,000		1,223,000		---	1,259,000

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

Comparable six-month periods ended March 31, 2017 and 2016

Consolidated revenues were $20,269,000 and $22,257,000 for the six months ended March 31, 2017 and 2016, respectively. This decrease of $1,988,000 (9%) was primarily from the reduction in (i) The Traditional Business’s trustee sale notice and related service fee revenues of $309,000 and (ii) Journal Technologies’ consulting fees of $882,000 and public service fees of $914,000 primarily due to a reduction in the number of traffic tickets processed online for the public to pay traffic citations, partially offset by increased Journal Technologies’ license and maintenance fees of $94,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 57% and 60% of the Company’s total revenues for the six months ended March 31, 2017 and 2016, respectively.

Consolidated operating expenses increased by $2,593,000 (11%) to $26,388,000 from $23,795,000, primarily resulting from additional personnel costs for Journal Technologies. Total personnel costs increased by $2,061,000 (15%) to $15,738,000 from $13,677,000. Outside services increased by $390,000 (23%) to $2,067,000 from $1,677,000 primarily due to increased services for Journal Technologies. Depreciation and amortization costs, which included primarily the amortization of Journal Technologies’ intangible assets of $2,447,000 for both fiscal periods, decreased by $62,000 to $2,781,000 from $2,843,000.

The Company’s non-operating income, net of expenses, increased by $1,522,000 (98%) to $3,077,000 from $1,555,000 primarily because of more dividend income, partially offset by an increase in the interest rate on the two acquisition margin loans and additional interest expense for the Company’s real estate loan.

During the six months ended March 31, 2017, consolidated pretax loss was $3,042,000 after recording the interest and penalty expense reversal of $743,000 for uncertain and unrecognized tax benefits as compared with pretax income of $17,000 in the prior year period. There was net income of $1,508,000 ($1.09 per share) for the six months ended March 31, 2017, primarily because of the reversal of the tax liability for uncertain and unrecognized tax benefits, as compared with net income of $257,000 ($0.19 per share) in the prior year period. (See Taxes.)

At March 31, 2017, the aggregate fair market value of the Company’s marketable securities was $203,778,000. These securities had approximately $140,386,000 of unrealized gains before taxes of $54,723,000 and generated approximately $2,539,000 in dividends and interest income during the six months ended March 31, 2017 which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions.

Additional detail about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)

For the six months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2017	2016	2017		2016		2017		2016		2017	2016
Revenues
Advertising	$4,433	$4,667	$	---	$	---	$	---	$	---	$4,433	$4,667
Circulation	2,873	2,964		---		---		---		---	2,873	2,964
Advertising service fees and other	1,333	1,294		---		---		---		---	1,333	1,294
Licensing and maintenance fees	---	---		7,848		7,754		---		---	7,848	7,754
Consulting fees	---	---		2,158		3,040		---		---	2,158	3,040
Other public service fees	---	---		1,624		2,538		---		---	1,624	2,538
Total revenues	8,639	8,925		11,630		13,332		---		---	20,269	22,257
Operating expenses
Salaries and employee benefits	5,222	5,036		10,516		8,641		---		---	15,738	13,677
Amortization of intangible assets	---	71		2,447		2,447		---		---	2,447	2,518
Others	3,641	3,668		4,562		3,932		---		---	8,203	7,600
Total operating expenses	8,863	8,775		17,525		15,020		---		---	26,388	23,795
(Loss) income from operations	(224)	150		(5,895)		(1,688)		---		---	(6,119)	(1,538)

Dividends and interest income	---	---		---		---		2,539		1,736	2,539	1,736
Other income (net)	21	21		---		---		---		9	21	30
Interest expenses on note payable collateralized by real estate	(51)	(36)		---		---		---		---	(51)	(36)
Interest expenses on margin loans	---	---		---		---		(175)		(126)	(175)	(126)
Interest and penalty expenses reversal (accrual) for uncertain and unrecognized tax benefits	---	---		743		(49)		---		---	743	(49)
Pretax (loss) income	$(254)	$135		$(5,152)		$(1,737)		$2,364		$1,619	$(3,042)	$17

The Traditional Business

The Traditional Business segment’s pretax income decreased by $389,000 to a pretax loss of $254,000 from pretax income of $135,000.

Advertising revenues decreased by $234,000 to $4,433,000 from $4,667,000 primarily resulting from the declines in trustee sale notice advertising and related service fee revenues of $309,000, partial offset by increases in other public notice advertising.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 24% during the six months ended March 31, 2017 as compared to the prior year period. Because this slowing is expected to continue, the Company expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues in fiscal 2017, and the Company’s print-based earnings will also likely decline significantly because it will be impractical for the Company to offset all revenue losses by expense reduction. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 90% of the total public notice advertising revenues in the six months ended March 31, 2017. Public notice advertising revenues and related advertising and other service fees constituted about 22% and 21% of the Company’s total revenues for the six months ended March 31, 2017 and 2016, respectively. Because of this concentration, the Company’s revenues would be significantly adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as had been recently implemented in Arizona for one notice type with approximately $500,000 in annual revenues. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 87% of The Traditional Business’ total circulation revenues, which declined by $91,000 to $2,873,000 from $2,964,000. The court rule and judicial profile services generated about 9% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses increased by $88,000 (1%) to $8,863,000 from $8,775,000.

Journal Technologies

Journal Technologies’ business segment pretax loss increased by $3,415,000 (197%) to $5,152,000 from $1,737,000 after recording the interest and penalty expense reversal of $743,000 for uncertain and unrecognized tax benefits in March 2017 and including the amortization costs of intangible assets of $2,447,000 for both the six-month periods ended March 31, 2017 and 2016. (See Taxes.)

Revenues decreased by $1,702,000 (13%) to $11,630,000 from $13,332,000 in the prior year period. Licensing and maintenance fees increased by $94,000 (1%) to $7,848,000 from $7,754,000. Consulting fees decreased by $882,000 (29%) to $2,158,000 from $3,040,000. In most cases, revenues from new installations projects will only be recognized, if at all, upon completion and acceptance of the services by the various customers. Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for software licenses and installation services. Only upon completion and a customer’s acceptance does the customer realize value, and any advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period. Other public service fees decreased by $914,000 (36%) to $1,624,000 from $2,538,000 primarily due to a reduction in the number of traffic tickets processed online for the public to pay traffic citations.

Operating expenses increased by $2,505,000 (17%) to $17,525,000 from $15,020,000 primarily due to increased personnel costs.

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

Taxes

For the six months ended March 31, 2017, the Company recorded an income tax benefit of $4,550,000 on pretax loss of $3,042,000.

The Company had an accrued liability of approximately $2,655,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013. The Internal Revenue Service has concluded its examination of the Company’s fiscal 2014 income tax return and proposed no changes to the tax position that gave rise to this liability. Consequently, this liability was reversed along with the related accrued interest and penalty expenses of $743,000. In addition, a deferred tax liability, in the amount of $352,000, relating to temporary differences that would only exist if the uncertain tax position was never recognized, was reversed.

The income tax benefit was also the result of applying the effective tax rate anticipated for fiscal 2017 to pretax loss for the six-month period ended March 31, 2017. The effective tax rate (before the discrete item) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.  On pretax income of $17,000 for the six months ended March 31, 2016, the Company recorded an income tax benefit of $240,000 which was the net result of applying the effective tax rate anticipated for fiscal 2016 to pretax income for the six months ended March 31, 2016. The Company’s effective tax rate was 150% and -1,412% for the six months ended March 31, 2017 and 2016, respectively.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2015 with regard to federal income taxes and fiscal 2013 for state income taxes.

Comprehensive Income

Comprehensive income (loss) includes net income and unrealized net gains (losses) on investments, net of taxes, as summarized below:

Comprehensive Income (Loss)

	Six months ended March 31
	2017	2016

Net income	$1,508,000	$257,000
Net increase (decrease) in unrealized appreciation of marketable securities (net of taxes)	19,657,000	(4,131,000)
	$21,165,000	$(3,874,000)

Comparable three-month periods ended March 31, 2017 and 2016

Consolidated revenues were $10,279,000 and $11,442,000 for the three months ended March 31, 2017 and 2016, respectively. This decrease of $1,163,000 (10%) was primarily from the reduction in (i) The Traditional Business’s trustee sale notice and related service fee revenues of $167,000 and (ii) Journal Technologies’ license and maintenance fees of $225,000, consulting fees of $354,000 and public service fees of $378,000 primarily due to a reduction in the number of traffic tickets processed online for the public to pay traffic citations. The Company’s revenues derived from Journal Technologies’ operations constituted about 59% and 61% of the Company’s total revenues for the three months ended March 31, 2017 and 2016, respectively.

Consolidated operating expenses increased by $1,527,000 (13%) to $13,545,000 from $12,018,000, primarily resulting from additional personnel costs for Journal Technologies. Total personnel costs increased by $1,068,000 (15%) to $8,097,000 from $7,029,000. Outside services increased by $274,000 (34%) to $1,087,000 from $813,000 primarily due to increased services for Journal Technologies. Depreciation and amortization costs, which included primarily the amortization of Journal Technologies’ intangible assets of $1,224,000 for both fiscal periods, decreased by $39,000 to $1,389,000 from $1,428,000.

The Company’s non-operating income, net of expenses, increased by $1,277,000 to $2,005,000 from $728,000 primarily because of more dividend income, partially offset by an increase in interest rate on the two acquisition margin loans and additional interest expense for the Company’s real estate loan.

During the three months ended March 31, 2017, consolidated pretax loss was $1,261,000 after recording the interest and penalty expense reversal for uncertain and unrecognized tax benefits of $752,000 as compared with pretax income of $152,000 in the prior year period. There was net income of $2,979,000 ($2.16 per share) for the three months ended March 31, 2017, primarily because of the reversal of the tax liability for uncertain and unrecognized tax benefits, as compared with net income of $207,000 ($0.15 per share) in the prior year period.   (See Taxes.)

Liquidity and Capital Resources

During the six months ended March 31, 2017, the Company’s cash and cash equivalents and marketable security positions increased by $29,783,000 to $207,828,000. Cash and cash equivalents were used primarily for the purchase of marketable securities of $5,013,000 and capital assets of $194,000. The investments in marketable securities, which had an adjusted cost basis of approximately $63,392,000 and a market value of about $203,778,000 at March 31, 2017, generated approximately $2,539,000 in dividends and interest income.

Cash flows from operating activities decreased by $943,000 during the six months ended March 31, 2017 as compared to prior year period primarily resulting from decreases in income tax payable of $2,598,000, partially offset by increases in net income of $1,251,000 because of the reversal of the tax liabilities mentioned above. The net cash used in operating activities of $2,100,000 included net decreases of $999,000 in deferred subscriptions, deferred installation contracts and deferred maintenance agreements and others.

As of March 31, 2017, the Company had working capital of $137,629,000, including the liabilities for deferred subscriptions and deferred installation contracts and deferred maintenance agreements and others of $17,029,000, which are scheduled to be earned within one year, and the deferred tax liability of $54,723,000 for the unrealized gains described above.

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

As of March 31, 2017, the investments were concentrated in just seven companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, Mr. Salzman concluded that the Company’s disclosure controls and procedures were effective. There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the six-month period ended March 31, 2017.

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

DATE: May 9, 2017