Form 10-K
period 2017-09-30
DAILY JOURNAL CORP
filed 2017-12-13
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2017

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

(Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

   As of March 31, 2017, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $235,528,000.

   As of November 30, 2017 there were outstanding 1,380,746 shares of Common Stock of Daily Journal Corporation.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies, including California courts, for a substantial portion of its revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; possible security breaches of the Company’s software or websites; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-K, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1. Business

The Company publishes newspapers and web sites covering California and Arizona and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. We often refer to this as “The Traditional Business”.

Journal Technologies, Inc. (“Journal Technologies”), a wholly owned subsidiary of the Company, supplies case management software systems and related products to courts and other justice agencies, including administrative law organizations, county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including efiling and a website to pay traffic citations online, and bar members. These products are licensed to more than 500 organizations in 42 states and internationally. Journal Technologies is the result of the October 1, 2014 merger of the Company’s three technology-related subsidiaries, which were previously separate companies: Sustain Technologies, Inc. (“Sustain”), a wholly owned subsidiary since 2008; New Dawn Technologies, Inc. (“New Dawn”), acquired in December 2012; and ISD Technologies, Inc. (“ISD”), acquired in September 2013.

Essentially all of the Company’s operations are based in California, Arizona, Colorado and Utah. Financial information of the Company, including information about each of the Company’s reportable segments, is set forth in Item 8 (“Financial Statements and Supplementary Data”).

Products and Services

The Traditional Business

Newspapers and related online publications. The Company publishes 10 newspapers of general circulation. Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus with regard to its news coverage, thereby attracting readers interested in obtaining information about that area through a newspaper format. Each of these smaller publications has a website.

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

The Daily Journals contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2017, the Los Angeles Daily Journal had approximately 4,800 paid subscribers and the San Francisco Daily Journal had approximately 2,600 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 7,800 at September 30, 2016. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 59% to subscriptions and 41% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 20% of the Company's total fiscal 2017 revenues, 20% in 2016, 18% in 2015, 19% in 2014 and 23% in 2013.

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

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, San Diego, Riverside and San Bernardino counties receive copies by hand delivery. The regular yearly subscription rate for each of The Daily Journals is $820.

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

Advertising and Newspaper Representative. The Company's publications carry commercial advertising, and most also contain public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 7% of the Company’s total revenues in fiscal 2017, 7% in 2016, 8% in 2015, 9% in 2014 and 11% in 2013. Classified advertising has continued to decline primarily due to the continued downturn in the employment advertising marketplace and competition from online employment web sites.

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

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 21% of the Company's total revenues in fiscal 2017, 23% in 2016, 22% in 2015, 24% in 2014 and 35% in 2013. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising was placed and (iii) service fees generated when filing notices with government agencies.

Trustee sales legal advertising revenues alone represented about 5% of the Company’s total revenues in fiscal 2017, 5% in 2016, 6% in 2015, 7% in 2014 and 17% in 2013. For several years, these revenues were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law, but the number of foreclosures has continued to decline. In addition, in many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute, and Arizona recently approved one such proposal for one particular notice type. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, fees from attorneys taking continuing legal education “courses” published in the Company’s publications and other miscellaneous fees.

Journal Technologies

Journal Technologies provides case management software and related services to courts and other justice agencies. Its operations constituted about 58% of the Company’s total revenues in fiscal 2017, 56% in 2016, 57% in 2015, 53% in 2014 and 37% in 2013. Journal Technologies earns revenue from license and maintenance fees paid by customers to use its software products; consulting fees paid by customers for installation, implementation and training services; and fees generated by the use of secure websites through which the general public can pay traffic citations.  Journal Technologies has the following main products:

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

The Company’s revenues from Journal Technologies’ foreign customers were $276,000 in fiscal 2017, $221,000 in fiscal 2016 and $278,000 in fiscal 2015 and $332,000 in fiscal 2014. All of the Company’s other revenues in those years were attributable to the United States.

Materials and Postage

After personnel costs (included in “Salaries and employee benefits” and in “Outside services” in the accompanying consolidated statements of comprehensive income (loss)), postage and paper costs are typically the Company's next two largest expenses. Paper and postage accounted for approximately 5% of our traditional publishing segment's operating costs in fiscal 2017, 6% in 2016, 6% in 2015, 7% in 2014 and 7% in 2013. Paper prices may fluctuate substantially in the future, and periodic postal rate increases could significantly impact income from operations. Further, we may not be able to pass on such increases to our customers.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although in the past, shortages of newsprint have sometimes resulted in higher prices. The price of paper remained unchanged during fiscal 2017. We anticipate the price of paper will remain unchanged at least through June 2018.

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

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, the U.S. Postal Service has increased postal rates. There were decreases in the Company’s aggregate postage costs during fiscal 2017 primarily due to fewer subscribers.

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

Employees

The Company has approximately 355 full-time employees and contractors and about 15 part-time employees as of September 30, 2017. This includes about 205 full-time employees and contractors and 3 part-time employees of Journal Technologies. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

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

Working Capital

Traditionally, the Company had generated sufficient cash flow from operations to cover all its needs without significant borrowing. However, in fiscal 2017, the Company had negative cash flow primarily due to the expansion of Journal Technologies. The aggregate market value of the securities owned by the Company has increased significantly in recent years (although fiscals 2015 and 2016 were exceptions), providing the Company with working capital, subject, of course, to the normal risks associated with owning stocks and bonds. To a considerable extent, the Company also benefits from the fact that subscriptions and some licenses, maintenance and consulting fees are paid in advance. In 2012, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn, and in 2013, it borrowed another $15.5 million to acquire substantially all of the operating assets and liabilities of ISD, in each case pledging its marketable securities to obtain favorable financing.

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

For several years, the revenues of The Traditional Business were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law. With improvements in the economy, the number of foreclosures continued to decline in 2017. We expect this trend to continue, and it will significantly adversely impact the earnings of The Traditional Business because it will be impractical for the Company to offset the expected revenue loss with expense reductions.

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

After personnel costs, postage and paper costs are typically the Company’s next two largest expenses. An adequate supply of newsprint and other paper is important to the operations of The Traditional Business. The Company currently does not have a contract with any paper supplier, and in the past, shortages of newsprint have sometimes resulted in higher prices. The price of paper has remained unchanged since fiscal year 2013, and we expect it to remain unchanged at least through June 2018.

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

In most cases, installation fees are not due until the customer has indicated its satisfaction with the installed system, and it has “gone live”. Accordingly, we do not recognize revenues for installation services or for most other consulting services until after the services have been performed and accepted; there are significant risks associated with our ability to complete our services to the satisfaction of our customers and to fulfill the requirements that entitle us to be paid. An inability to realize payment for services performed could materially affect the earnings of Journal Technologies.

Risks Associated with Our Holdings of Marketable Securities

A large portion of the Company’s assets is held in publicly traded securities, and the prices of those securities may decline.

As of September 30, 2017, the Company held marketable securities worth approximately $229,265,000, with an unrealized gain for financial statement purposes of $165,872,000. While this portfolio has enabled the Company to borrow on very favorable terms for the New Dawn and ISD acquisitions and to better compete for case management software opportunities that are usually limited to “large” firms, it is unusual for a public company to invest a significant amount of its available cash in the marketable securities of other public companies. The value of these securities could decline, which would adversely affect shareholders’ equity.

Also, as of September 30, 2017, the Company’s holdings of marketable securities were concentrated in just seven companies and included two based in foreign currencies. Accordingly, a significant decline in the market value and unfavorable changes in the foreign exchange rates of one or more of the Company’s holdings may not be offset by hypothetically better performance of other holdings. This concentration of risk may result in a more pronounced effect on shareholders’ equity.

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

Gerald Salzman, 78, serves as the Company’s president, chief executive officer, chief financial officer, treasurer and assistant secretary. He is also the president, chief executive officer, chief financial officer and secretary of Journal Technologies. If Mr. Salzman’s services were no longer available to the Company, it is unlikely that the Company could find a single replacement to perform all of the duties now handled by him, and it could have a significant adverse effect on the Company’s business. The Company does not carry key man life insurance, nor has it entered into an employment agreement with Mr. Salzman.

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

Journal Technologies’ software processes and stores customer information in the conduct of its business, including in some cases by utilizing cloud-based systems supplied by third-party vendors.  Despite our efforts to maintain up-to-date security controls, it is possible that our system could be improperly used to access or misappropriate customer systems or information, including personally identifiable or other confidential information.  A material security breach of this nature could harm our reputation, cause us to lose current and potential customers, require us to allocate more resources to information security, or subject us or our customers to liability, resulting in increased costs, loss of revenue, or both.  The Traditional Business also operates certain websites that process and, in certain cases, store customer information.  A minor security breach was discovered on a website operated by The Traditional Business in early fiscal 2015, and although it was remediated, there can be no assurance that there will not be more material breaches in the future.  Also, our insurance may not cover all of the costs that we may incur as a result of a material security breach.

We have identified certain material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

We have identified certain material weaknesses in our internal control over financial reporting for the period ended September 30, 2017, under standards established by the Public Company Accounting Oversight Board, or PCAOB. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal control over financial reporting has been designed to provide our management and Board of Directors with reasonable assurance regarding the preparation and fair presentation of our consolidated financial statements. As a small company, we have three long-time knowledgeable managers in our advertising and subscription departments, seven experienced employees in the accounting department and three in the IT department. Accordingly, we are not able to segregate duties to the extent we could if we had more people, and we have not sufficiently designed and documented controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls. Further, we do not have sufficient technical expertise in assessing and applying accounting standards to complex and/or non-routine transactions, reviewing the quarterly and annual tax analysis and provision, and assessing the adequacy of disclosures in the quarterly and annual consolidated financial statements.

We believe that our overall internal control environment is sufficient for a company of our size. However, the existence of material weaknesses means that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely way, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the SEC’s rules and forms will be adversely affected. Such a result could negatively impact the market price and trading liquidity of our securities, weaken investor confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely affect our business and financial condition. For more information regarding the material weaknesses, the mitigating controls we use, and certain remedial steps we have taken or considered, please see Part II. Item 9A Controls and Procedures.

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

The Company leases approximately 6,200 square feet of office space (expiring in October 2019) in San Francisco. Journal Technologies leases about 7,100 square feet of office space (expiring in May 2018) in Corona, California; 9,800 square feet of office space (expiring in August 2020) in Englewood, Colorado; and 1,800 square feet of office space (expiring in October 2019) in Englewood, Colorado which has been sublet. In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years’ duration. The Company believes that it has adequate office space.

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

	High	Low
Fiscal 2017
Quarter ended December 31, 2016	$282.48	$200.01
Quarter ended March 31, 2017	253.90	201.01
Quarter ended June 30, 2017	223.55	202.98
Quarter ended September 30, 2017	240.03	195.00

Fiscal 2016
Quarter ended December 31, 2015	$239.00	$201.83
Quarter ended March 31, 2016	247.40	189.65
Quarter ended June 30, 2016	224.39	171.00
Quarter ended September 30, 2016	231.66	181.02

As of December 12, 2017, there were approximately 480 holders of record of the Company’s common stock, and the last trade was at $235.30 per share.

The Company did not declare or pay any dividends during fiscal 2017, 2016 or 2015. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past three fiscal years.

From time to time, the Company has repurchased shares of its common stock and may continue to do so. The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan. See Note 2 of Notes to Consolidated Financial Statements for more information. The Company’s stock repurchase program remains in effect, but the Company did not repurchase any shares during fiscal 2017 or 2016.

The following graph shows a five-year comparison of cumulative total return on the Company’s common stock, Standard & Poor’s 500 Composite Index, Standard & Poor’s Publishing MidCap Index and Standard & Poor’s Software & Services Select Industry Index, assuming $100 was invested on September 30, 2012, and all dividends were reinvested. The Company has not declared a dividend in any of the fiscal years shown.

Daily Journal Corporation

Total Cumulative Shareholder Return for Five Years Ended September 30, 2017

Item 6. Selected Financial Data

The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 2017. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included herein.

	Fiscal Year Ended September 30
	2017	2016	2015	2014	2013
	(Dollar amounts in thousands,except share and per share amounts)
Consolidated Statement of Comprehensive (Loss) Income:
Revenues
Advertising, net	$9,104	$9,854	$10,502	$11,435	$14,472
Circulation	5,654	5,912	5,915	6,038	6,346
Advertising service fees and other	2,812	2,651	2,703	2,800	3,012
Licensing and maintenance fees	16,037	14,758	13,984	12,987	9,942
Consulting fees	4,476	4,085	4,704	4,002	3,406
Other public service fees	3,301	4,352	6,170	6,161	498
	41,384	41,612	43,978	43,423	37,676
Costs and expenses
Salaries and employee benefits	31,749	27,381	26,010	25,262	19,236
Outside services	4,552	3,729	3,524	3,212	3,086
Postage and delivery costs	1,112	1,141	1,318	1,281	1,328
Newsprint and printing expenses	877	912	1,225	1,221	1,307
Depreciation and amortization	5,586	5,709	5,531	5,516	2,441
Other general and administrative expenses	10,675	9,380	9,882	9,121	6,489
	54,551	48,252	47,490	45,613	33,887
(Loss) income from operations	(13,167)	(6,640)	(3,512)	(2,190)	3,789
Other income and expenses
Dividends and interest income	4,844	4,085	3,829	3,001	2,541
Other income	34	61	65	97	54
Interest expenses on margin loans	(422)	(284)	(224)	(230)	(97)
Interest expense on note payable collateralized by real estate	(100)	(88)	---	---	---
Interest and penalty (expense) expense reversal accrued for uncertain and unrecognized tax benefits	743	(112)	(96)	(537)	---
Gains on sales of capital assets	---	---	4	---	1
Other-than temporary impairment losses on investment	---	---	(376)	---	(1,719)
(Loss) income before taxes	(8,068)	(2,978)	(310)	141	4,569
Benefit from (provision for) income taxes	7,150	1,935	1,120	490	(790)
Net (loss) income	$(918)	$(1,043)	$810	$631	$3,779
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746	1,380,746	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(0.66)	$(0.76)	$0.59	$0.46	$2.74

Comprehensive income (loss)
Net (loss) income	$(918)	$(1,043)	$810	$631	$3,779
Net change in unrealized appreciation of investments (net of taxes)	35,316	(2,214)	(8,811)	22,393	21,292
Reclassification adjustment of other-than-temporary impairment losses recognized in net income	---	---	230	---	1,051
Net change in comprehensive income (loss)	$34,398	$(3,257)	$(7,771)	$23,024	$26,122

	September 30
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Total assets	$280,200	$225,446	$228,196	$243,877	$203,063
Shareholders’ equity	159,741	125,343	128,600	136,371	113,347

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a software development company, and (2) Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including efiling and a website to pay traffic citations online, and bar members. These products are licensed to more than 500 organizations in 42 states and internationally.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net (loss) gain and unrealized net gains (losses) on investments, net of taxes, as summarized below:

Comprehensive Income (Loss)
	Fiscal Year Ended September 30

	2017	2016	2015

Net (loss) income	$(918,000)	$(1,043,000)	$810,000
Net increase (decrease) in unrealized appreciation of investments (net of taxes)	35,316,000	(2,214,000)	(8,811,000)
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	---	---	230,000
	$34,398,000	$(3,257,000)	$(7,771,000)

Fiscal 2017 compared with fiscal 2016

Consolidated revenues were $41,384,000 and $41,612,000 for fiscal year ended September 30, 2017 and 2016, respectively. This decrease of $228,000 was primarily from the reduction in (i) The Traditional Business’s trustee sale notice and its related service fee revenues of $724,000 and (ii) Journal Technologies’ public service fees of $1,051,000 primarily due to a reduction in the number of traffic tickets processed online for the public to pay traffic citations, partially offset by increased Journal Technologies’ license and maintenance fees of $1,279,000 and consulting fees of $391,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 58% and 56% of the Company’s total revenues for fiscal 2017 and 2016, respectively.

Consolidated operating expenses increased by $6,299,000 (13%) to $54,551,000 from $48,252,000, primarily resulting from additional personnel costs and services for Journal Technologies. Total personnel costs increased by $4,368,000 (16%) to $31,749,000 from $27,381,000. Outside services increased by $823,000 (22%) to $4,552,000 from $3,729,000 mainly because of increased contractor’s costs for Journal Technologies. Depreciation and amortization costs, which included primarily the amortization of Journal Technologies’ intangible assets of $4,895,000 for both fiscal 2017 and 2016, decreased by $123,000 to $5,586,000 from $5,709,000. Other general and administrative expenses increased by $1,295,000 (14%) to $10,675,000 from $9,380,000 mainly because of increased accounting and legal fees and other hosting service fees for Journal Technologies.

The Company’s non-operating income, net of expenses, increased by $1,437,000 (39%) to $5,099,000 from $3,662,000 primarily because of the interest and penalty expense reversal of $743,000 for uncertain and unrecognized tax benefits and more dividend income, partially offset by increases in the interest rate on the two acquisition margin loans and additional interest expense for the Company’s real estate loan.

During fiscal 2017, consolidated pretax loss was $8,068,000 as compared with $2,978,000 in the prior year. There was a consolidated net loss after tax benefits of $918,000 (-$0.66 per share) for fiscal 2017 as compared with $1,043,000 (-$0.76 per share) in the prior year. (See Taxes.)

At September 30, 2017, the aggregate fair market value of the Company’s marketable securities was $229,265,000. These securities had approximately $165,872,000 of unrealized gains before taxes of $64,550,000 and generated approximately $4,844,000 in dividends and interest income in fiscal 2017 which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Additional detail about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)
For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2017	2016	2017		2016		2017		2016		2017	2016
Revenues
Advertising	$9,104	$9,854	$	---	$	---	$	---	$	---	$9,104	$9,854
Circulation	5,654	5,912		---		---		---		---	5,654	5,912
Advertising service fees and other	2,812	2,651		---		---		---		---	2,812	2,651
Licensing and maintenance fees	---	---		16,037		14,758		---		---	16,037	14,758
Consulting fees	---	---		4,476		4,085		---		---	4,476	4,085
Other public service fees	---	---		3,301		4,352		---		---	3,301	4,352
Total revenues	17,570	18,417		23,814		23,195		---		---	41,384	41,612
Operating expenses
Salaries and employee benefits	10,548	9,997		21,201		17,384		---		---	31,749	27,381
Amortization of intangible assets	---	142		4,895		4,895		---		---	4,895	5,037
Others	7,304	7,101		10,603		8,733		---		---	17,907	15,834
Total operating expenses	17,852	17,240		36,699		31,012		---		---	54,551	48,252
(Loss) income from operations	(282)	1,177		(12,885)		(7,817)		---		---	(13,167)	(6,640)

Dividends and interest income	---	---		---		---		4,844		4,085	4,844	4,085
Other income	22	52		---		---		12		9	34	61
Interest expenses on note payable collateralized by real estate	(100)	(88)		---		---		---		---	(100)	(88)
Interest expense on margin loans	---	---		---		---		(422)		(284)	(422)	(284)
Interest expense reversal (accrual) for uncertain and unrecognized tax benefits	---	---		743		(112)		---		---	743	(112)
Pretax (loss) income	$(360)	$1,141		$(12,142)		$(7,929)		$4,434		$3,810	$(8,068)	$(2,978)

The Traditional Business

The Traditional Business segment’s pretax income decreased by $1,501,000 to a pretax loss of $360,000 from pretax income of $1,141,000.

Advertising revenues decreased by $750,000 to $9,104,000 from $9,854,000, primarily resulting from the declines in trustee sale notice advertising and its related service fee revenues of $724,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 25% during the twelve months ended September 30, 2017 as compared to the prior year. Because this slowing is expected to continue, the Company expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues in fiscal 2018, and the Company’s print-based earnings will also likely decline significantly because it will be impractical for the Company to offset all revenue losses by expense reduction. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 89% of the total public notice advertising revenues in fiscal 2017. Public notice advertising revenues and related advertising and other service fees constituted about 21% and 23% of the Company’s total revenues for fiscal 2017 and 2016, respectively. Because of this concentration, the Company’s revenues would be significantly adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as had been recently implemented in Arizona for one notice type with approximately $500,000 in annual revenues. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 88% of The Traditional Business’ total circulation revenues, which declined by $258,000 to $5,654,000 from $5,912,000. The court rule and judicial profile services generated about 10% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses increased by $612,000 (4%) to $17,852,000 from $17,240,000, primarily due to increased personnel costs.

Journal Technologies

Journal Technologies’ business segment pretax loss increased by $4,213,000 (53%) to $12,142,000 from $7,929,000, after recording the interest and penalty expense reversal of $743,000 for uncertain and unrecognized tax benefits in March 2017 and including the amortization costs of intangible assets of $4,895,000 for both fiscal 2017 and 2016. (See Taxes.)

Revenues increased by $619,000 (3%) to $23,814,000 from $23,195,000 in the prior year. Licensing and maintenance fees increased by $1,279,000 (9%) to $16,037,000 from $14,758,000. Consulting fees also increased by $391,000 (10%) to $4,476,000 from $4,085,000. Consulting revenues from installations projects will only be recognized, if at all, upon completion and acceptance of the services by customers. Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for installation services. Only upon completion and a customer’s acceptance does the customer realize value, and any advances are generally no longer at risk of refund and are therefore considered earned. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period. Other public service fees decreased by $1,051,000 (24%) to $3,301,000 from $4,352,000 primarily due to a reduction in the number of traffic tickets processed online for the public to pay traffic citations.

Operating expenses increased by $5,687,000 (18%) to $36,699,000 from $31,012,000, primarily due to increased personnel costs.

Intangible assets, including customer relationships and developed technology, are being amortized on a straight-line basis over five years for financial statement purposes, due to the short life cycle of technology on which customer relationships depend and over 15 years for tax purposes. Goodwill, which is not amortized for financial statement purposes, is amortized over 15 years for tax purposes. Goodwill represents the expected synergies in expanding the Company’s software business. Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation include the current year’s operating financial results before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. Journal Technologies is continuing to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Taxes

At the beginning of fiscal 2017, the Company had a liability for uncertain and unrecognized tax benefits in the amount of $2,723,000 relating to an acquisition in fiscal 2013.  During the second quarter of fiscal 2017, the Internal Revenue Service concluded its examination of the Company’s fiscal 2014 income tax return and proposed no changes to the tax position that gave rise to this liability. Consequently, this liability was reversed in March 2017 along with the related accrued interest and penalty expenses of $743,000. In addition, a deferred tax liability, in the amount of $352,000, relating to temporary differences that would only exist if the uncertain tax position was never recognized, was reversed. At September 30, 2016, the liability was approximately $2,723,000, after a reduction of $521,000 resulting from the recognition of deferred revenues and from the amortization of goodwill for tax purposes.  During 2016 and 2015, interest expense of approximately $112,000 and $96,000 respectively, was recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits”.

During fiscal 2017, the Company recorded an income tax benefit of $7,150,000 on pretax loss of $8,068,000. The effective tax rate (before the discrete item discussed above) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.  On pretax loss of $2,978,000 for fiscal 2016, the Company recorded an income tax benefit of $1,935,000. The effective tax rate was greater than the statutory rate mainly resulting from the dividends received deduction. The Company’s effective tax rate was 89% and 65% for fiscal 2017 and 2016, respectively.

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

During fiscal 2016, consolidated pretax loss was $2,978,000 as compared with $310,000 in the prior year. There were net losses of $1,043,000 (-$0.76 per share) for fiscal 2016 as compared with net income of $810,000 ($0.59 per share) in the prior year.

At September 30, 2016, the aggregate fair market value of the Company’s marketable securities was $166,634,000. These securities had approximately $108,256,000 of unrealized gains before taxes of $42,250,000 and generated approximately $4,085,000 in dividends and interest income during fiscal 2016, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer. There were no other-than-temporary impairment losses during fiscal 2016 as compared with $376,000 in fiscal 2015.

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

Taxes

The Company recorded an income tax benefit of $1,935,000 on a pretax loss of $2,978,000 in fiscal 2016. The effective tax rate was greater than the statutory rate primarily due to the dividends received deduction. On pretax loss of $310,000 for fiscal 2015, the Company recorded a tax benefit of $1,120,000, which was greater than the statutory rate mainly resulting from the dividends received deduction, the domestic production activity deduction and a discrete benefit of approximately $400,000 related to the California Enterprise Zone hiring credits which resulted from the Company’s filing amended California tax returns for fiscal 2010 through fiscal 2013.   The Company’s effective tax rate was 65% and 361% for fiscal 2016 and 2015, respectively.

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

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies. Additional detail about each of the reportable segments and its corporate income and expenses is set forth below:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2017
Revenues
Advertising, net	$9,104,000	$	---	$	---	$9,104,000
Circulation	5,654,000		---		---	5,654,000
Advertising service fees and other	2,812,000		---		---	2,812,000
Licensing and maintenance fees	---		16,037,000		---	16,037,000
Consulting fees	---		4,476,000		---	4,476,000
Other public service fees	---		3,301,000		---	3,301,000
Operating expenses	17,852,000		36,699,000		---	54,551,000
Loss from operations	(282,000)		(12,885,000)		---	(13,167,000)
Dividends and interest income	---		---		4,844,000	4,844,000
Other income	22,000		---		12,000	34,000
Interest expense on note payable collateralized by real estate	(100,000)		---		---	(100,000)
Interest expense on margin loans	---		---		(422,000)	(422,000)
Interest and penalty expense reversal for uncertain and unrecognized tax benefits	---		743,000		---	743,000
Pretax (loss) income	(360,000)		(12,142,000)		4,434,000	(8,068,000)
Income tax benefit (expense)	(2,000)		7,910,000		(758,000)	7,150,000
Net (loss) income	(362,000)		(4,232,000)		3,676,000	(918,000)
Total assets	17,474,000		33,461,000		229,265,000	280,200,000
Capital expenditures	160,000		93,000		---	253,000
Amortization of intangible assets	---		4,895,000		---	4,895,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2016
Revenues
Advertising, net	$9,854,000	$	---	$	---	$9,854,000
Circulation	5,912,000		---		---	5,912,000
Advertising service fees and other	2,651,000		---		---	2,651,000
Licensing and maintenance fees	---		14,758,000		---	14,758,000
Consulting fees	---		4,085,000		---	4,085,000
Other public service fees	---		4,352,000		---	4,352,000
Operating expenses	17,240,000		31,012,000		---	48,252,000
Income (loss) from operations	1,177,000		(7,817,000)		---	(6,640,000)
Dividends and interest income	---		---		4,085,000	4,085,000
Other income	52,000		---		9,000	61,000
Interest expense on note payable collateralized by real estate	(88,000)		---		---	(88,000)
Interest expense on margin loans	---		---		(284,000)	(284,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(112,000)		---	(112,000)
Pretax income (loss)	1,141,000		(7,929,000)		3,810,000	(2,978,000)
Income tax benefit (expense)	(530,000)		3,140,000		(675,000)	1,935,000
Net income (loss)	611,000		(4,789,000)		3,135,000	(1,043,000)
Total assets	19,026,000		39,786,000		166,634,000	225,446,000
Capital expenditures, including purchase of Logan building	3,662,000		117,000		---	3,779,000
Amortization of intangible assets	142,000		4,895,000		---	5,037,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2015
Revenues
Advertising, net	$10,502,000	$	---	$	---	$10,502,000
Circulation	5,915,000		---		---	5,915,000
Advertising service fees and other	2,703,000		---		---	2,703,000
Licensing and maintenance fees	---		13,984,000		---	13,984,000
Consulting fees	---		4,704,000		---	4,704,000
Other public service fees	---		6,170,000		---	6,170,000
Operating expenses	18,038,000		29,452,000		---	47,490,000
Income (loss) from operations	1,082,000		(4,594,000)		---	(3,512,000)
Dividends and interest income	---		---		3,829,000	3,829,000
Other income and capital gains	---		---		69,000	69,000
Interest expense on margin loans	---		---		(224,000)	(224,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(96,000)		---	(96,000)
Other-than-temporary impairment losses on investments	---		---		(376,000)	(376,000)
Pretax income (loss)	1,082,000		(4,690,000)		3,298,000	(310,000)
Income tax benefit (expense)	(70,000)		1,580,000		(390,000)	1,120,000
Net income (loss)	1,012,000		(3,110,000)		2,908,000	810,000
Total assets	15,047,000		47,108,000		166,041,000	228,196,000
Capital expenditures	425,000		140,000		---	565,000
Amortization of intangible assets	12,000		4,895,000		---	4,907,000

Disclosure of Contractual Obligations

The following table sets forth certain contractual obligations as of September 30, 2017:

Contractual Obligations (000)

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Real estate loan	$115	$250	$272	$1,434	$2,071
Obligations under operating leases	858	997	19	---	1,874
Long-term accrued liabilities *	---	32	9	94	135
	$973	$1,279	$300	$1,528	$4,080

* The long-term accrued liabilities are discounted to the present value using a discount rate of 6%.

In addition, during fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. These investment margin account borrowings do not mature. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2017 was 1.75%, an increase of .75% in the interest rate during fiscal 2017 as compared with interest rate increase of .25% during fiscal 2016. Prior to fiscal 2016, there had been no fluctuation in the interest rate which was at .75% since December 2012.

During the second quarter of fiscal 2017, the prior years’ accrual of liability of approximately $2,723,000 for uncertain and unrecognized tax benefits relating to one of the acquisitions in fiscal 2013 was completely reversed as the Internal Revenue Service concluded its examination of the Company’s fiscal 2014 income tax return and proposed no changes to the tax position that gave rise to this liability.

Liquidity and Capital Resources

During fiscal 2017, the Company’s cash and cash equivalents and marketable security positions increased by $54,604,000 to $232,649,000. Cash and cash equivalents were used primarily for the purchase of marketable securities of $5,013,000 and capital assets of $253,000. The investments in marketable securities, which had an adjusted cost basis of approximately $63,393,000 and a market value of about $229,265,000 at September 30, 2017, generated approximately $4,844,000 in dividends and interest income.

Cash flows from operating activities decreased by $3,875,000 during fiscal 2017 as compared to the prior year primarily resulting from (i) increases in deferred taxes of $2,937,000 and accounts receivable of $1,617,000 because of more billings during the last quarter, and (ii) decreases in net income tax payable of $2,455,000 because of the reversal of the liability for uncertain and unrecognized tax benefits mentioned above, partially offset by net increases in accounts payable and accrued liabilities of $2,039,000 and net deferred subscription, installation contracts and maintenance agreements and others of $875,000. The net cash used in operating activities of $2,651,000 included net increases of $875,000 in deferred subscriptions, deferred installation contracts and deferred maintenance agreements and others.

As of September 30, 2017, the Company had working capital of $151,638,000, including the liabilities for deferred subscriptions, deferred installation and maintenance agreements and others of $17,798,000, which are scheduled to be earned within one year, and the deferred tax liability of $64,550,000 for the unrealized gains described above.

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

As of September 30, 2017, the investments were concentrated in just seven companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement.

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

Journal Technologies recognizes revenues in accordance with the provisions of Accounting Standards Codification (“ASC”) ASC 985-605, Software—Revenue Recognition. Revenues from leases of software products are recognized over the life of the lease while revenues from software product sales are generally recognized upon delivery, installation or acceptance pursuant to a signed agreement. Revenues from license and maintenance agreements generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized upon completion of the services and acceptance by the customers under the completed performance method. The Company elects to use the completed performance method because each customer’s acceptance is unpredictable and reliable estimates of the progress towards completion cannot be made. Only after a customer’s acceptance of a completed project does the customer realize value, and any advances are generally no longer at risk of refund and are therefore considered earned. Other public service fees, as disclosed in the consolidated statements of comprehensive income (loss), are primarily service fees earned and recognized as revenues at the time when the Company processes credit card payments on behalf of the courts via its ePayIt secure websites through which general public can pay traffic citations and obtain traffic school information.

The Company has established Vendor Specific Objective Evidence (VSOE) of fair value of the annual maintenance and the coterminous license, maintenance and support because a substantial majority of the Journal Technologies’ actual maintenance and coterminous license, maintenance and support renewals is within a narrow range of pricing for the contracts and is deemed substantive.

In certain arrangements that include licenses, maintenance and services for multiple case types, we are unable to establish VSOE of fair value for all undelivered elements, due to the lack of VSOE over services at the inception of these arrangements. In these instances, when all other conditions for revenue recognition are met, revenues are recognized ratably over the longer of the period of the license or the services.

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

ASC 820, Fair Value Measurement and Disclosures, requires the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of its investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company made no transfers in and out of Level 1 and Level 2 measurements in fiscal years 2017, 2016 and 2015. During that time all of the Company’s investments have been quoted on public markets and, therefore, all fair value calculations have been based on Level 1 measurements. The estimated Incentive Plan’s future commitment is calculated using Level 3 inputs, as defined in the fair value hierarchy, based on an average of the prior year (fiscal 2016) and the current year’s pretax earnings before certain items, discounted to the present value at 6% since each granted Incentive Plan Unit will expire over its remaining life term of up to 10 years.

The Company analyzes goodwill for possible impairment under ASC 350, Intangibles – Goodwill and Other, annually or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation for the reporting units include current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. In addition, ASC 2011-08, Testing Goodwill for Impairment, allows for the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If it is determined based on qualitative factors that there is no impairment to goodwill, then the fair value of a reporting unit is not needed. If a quantitative analysis is required and the unit’s carrying amount exceeds its fair value, then the second step is performed to measure the amount of potential impairment. The Company’s annual goodwill impairment analysis in 2017 did not result in an impairment charge based on the qualitative assessment using the above-mentioned considered factors for potential goodwill impairment.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2017 was 1.75%, an increase of .75% in the interest rate during fiscal 2017 as compared with interest rate increase of .25% during fiscal 2016. Prior to fiscal 2016, there had been no fluctuation in the interest rate which was at .75% since December 2012. The Company was not subject to any significant interest rate risk during such period.

Foreign Currency Risk

The Company holds foreign marketable securities based in South Korean Won and Hong Kong Dollar that are subject to risk associated with changes in the exchange rates of these currencies against the United States Dollar. The fair value of the foreign marketable security held in South Korean Won was $11,724,000 with an adjusted cost of $14,810,000 and $12,667,000 with an adjusted cost of $14,810,000 as of September 30, 2017 and 2016, respectively. The exchange rate of the South Korean Won against the United States Dollar was $0.00087 and $0.00091 at September 30, 2017 and 2016, respectively. The fair value of the foreign marketable security held in Hong Kong Dollar was $55,000,000 with an adjusted cost of $14,710,000 and $32,814,000 with an adjusted cost of $9,697,000 as of September 30, 2017 and 2016, respectively. The exchange rate of the Hong Kong Dollar against the United States Dollar was $0.12803 and $0.12893 at September 30, 2017 and 2016, respectively.

Equity Price Risk

The Company owns marketable securities and is subject to equity price risk. The following table summarizes our equity securities with significant equity price risk as of September 30, 2017 and 2016. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates are also shown. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Indeed, results could be far better or worse due both to the nature of equity markets and the aforementioned concentration in our equity investment portfolio.

Equity Price Risk (000)

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
September 30, 2017
Equity securities	$220,973	30% increase	$287,265	41% increase
		30% decrease	154,681	41% decrease
September 30, 2016
Equity securities	$158,462	30% increase	$206,001	38% increase
		30% decrease	110,923	38% decrease

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation as of September 30, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daily Journal Corporation as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Daily Journal Corporation’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 13, 2017 expressed an adverse opinion thereon.

/s/ Squar Milner LLP

Los Angeles, California

December 13, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited the accompanying consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows of Daily Journal Corporation (the “Company”) for the year ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Daily Journal Corporation for the year ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Los Angeles, California
December 14, 2015

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	September 30
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$3,384,000	$11,411,000
Marketable securities at fair value, including common stocks of $220,973,000 and bonds of $8,292,000 at September 30, 2017 and common stocks of $158,462,000 and bonds of $8,172,000 at September 30, 2016	229,265,000	166,634,000
Accounts receivable, less allowance for doubtful accounts of $200,000 at September 30, 2017 and September 30, 2016	5,358,000	4,707,000
Inventories	40,000	41,000
Prepaid expenses and other current assets	798,000	800,000
Income tax receivable	909,000	890,000
Total current assets	239,754,000	184,483,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,396,000	16,306,000
Furniture, office equipment and computer software	2,724,000	2,743,000
Machinery and equipment	1,799,000	1,864,000
	20,919,000	20,913,000
Less accumulated depreciation	(9,292,000)	(8,849,000)
	11,627,000	12,064,000
Intangibles, net	3,058,000	7,953,000
Goodwill	13,400,000	13,400,000
Deferred income taxes, net	12,361,000	7,546,000
	$280,200,000	$225,446,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,049,000	$2,644,000
Accrued liabilities	3,112,000	2,583,000
Note payable collateralized by real estate	115,000	110,000
Deferred subscriptions	3,284,000	3,402,000
Deferred installation contracts	5,072,000	6,536,000
Deferred maintenance agreements and others	9,442,000	8,084,000
Deferred income taxes, net	64,042,000	41,501,000
Total current liabilities	88,116,000	64,860,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Note payable collateralized by real estate	1,956,000	2,071,000
Deferred maintenance agreements	759,000	149,000
Income tax payable	---	2,723,000
Accrued interest and penalty for uncertain and unrecognized tax benefits	---	745,000
Accrued liabilities	135,000	62,000
Total long term liabilities	32,343,000	35,243,000

Commitments and contingencies (Notes 4 and 5)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at September 30, 2017 and September 30, 2016	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	57,150,000	58,068,000
Accumulated other comprehensive income	100,822,000	65,506,000
Total shareholders' equity	159,741,000	125,343,000
	$280,200,000	$225,446,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2017	2016	2015
Revenues
Advertising, net	$9,104,000	$9,854,000	$10,502,000
Circulation	5,654,000	5,912,000	5,915,000
Advertising service fees and other	2,812,000	2,651,000	2,703,000
Licensing and maintenance fees	16,037,000	14,758,000	13,984,000
Consulting fees	4,476,000	4,085,000	4,704,000
Other public service fees	3,301,000	4,352,000	6,170,000
	41,384,000	41,612,000	43,978,000
Costs and expenses
Salaries and employee benefits	31,749,000	27,381,000	26,010,000
Outside services	4,552,000	3,729,000	3,524,000
Postage and delivery expenses	1,112,000	1,141,000	1,318,000
Newsprint and printing expenses	877,000	912,000	1,225,000
Depreciation and amortization	5,586,000	5,709,000	5,531,000
Other general and administrative expenses	10,675,000	9,380,000	9,882,000
	54,551,000	48,252,000	47,490,000
Loss from operations	(13,167,000)	(6,640,000)	(3,512,000)
Other income (expenses)
Dividends and interest income	4,844,000	4,085,000	3,829,000
Other income	34,000	61,000	65,000
Interest expense on note payable collateralized by real estate	(100,000)	(88,000)	---
Interest expense on margin loans	(422,000)	(284,000)	(224,000)
Interest and penalty expense reversal (accrual) for uncertain and unrecognized tax benefits	743,000	(112,000)	(96,000)
Gains on sales of marketable securities/capital assets	---	---	4,000
Other-than-temporary impairment losses on investments	---	---	(376,000)
Loss before taxes	(8,068,000)	(2,978,000)	(310,000)
Benefit from income taxes	7,150,000	1,935,000	1,120,000
Net (loss) income	$(918,000)	$(1,043,000)	$810,000
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(0.66)	$(0.76)	$0.59

Comprehensive income (loss)
Net (loss) income	$(918,000)	$(1,043,000)	$810,000
Net change in unrealized appreciation of investments (net of taxes of $22,300,000 for fiscal 2017; net of tax benefits of $1,028,000 and $5,764,000 for fiscal 2016 and 2015, respectively)	35,316,000	(2,214,000)	(8,811,000)
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes of $0, $0 and $146,000 for fiscal 2017, 2016 and 2015, respectively)	---	---	230,000
	$34,398,000	$(3,257,000)	$(7,771,000)

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 2014	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$58,301,000	$76,301,000	$136,371,000
Net income	---	---	---	---	---	810,000	---	810,000
Unrealized losses on investments, net	---	---	---	---	---	---	(8,811,000)	(8,811,000)
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	---	---	---	---	---	---	230,000	230,000
Balance at September 30, 2015	1,805,053	18,000	(424,307)	(4,000)	1,755,000	59,111,000	67,720,000	128,600,000
Net loss	---	---			---	(1,043,000)	---	(1,043,000)
Unrealized losses on investments, net	---	---	---	---	---	---	(2,214,000)	(2,214,000)
Balance at September 30, 2016	1,805,053	18,000	(424,307)	(4,000)	1,755,000	58,068,000	65,506,000	125,343,000
Net loss	---	---			---	(918,000)	---	(918,000)
Unrealized gains on investments, net	---	---	---	---	---	---	35,316,000	35,316,000
Balance at September 30, 2017	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$57,150,000	$100,822,000	$159,741,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2017	2016	2015
Cash flows from operating activities
Net (loss) income	$(918,000)	$(1,043,000)	$810,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	5,586,000	5,709,000	5,531,000
Gains on sales of marketable securities	---	---	(4,000)
Deferred income taxes	(4,574,000)	(1,637,000)	(1,283,000)
Discount earned on bonds	(3,000)	(3,000)	(3,000)
Other-than-temporary impairment losses on investments	---	---	376,000
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(651,000)	966,000	2,893,000
Inventories	1,000	7,000	3,000
Prepaid expenses and other assets	2,000	(116,000)	299,000
Income tax receivable	(19,000)	(125,000)	1,286,000
Increase (decrease) in liabilities
Accounts payable	405,000	(1,568,000)	(132,000)
Accrued liabilities	(143,000)	(209,000)	(836,000)
Income taxes	(2,723,000)	(268,000)	(253,000)
Deferred subscription	(118,000)	(72,000)	(11,000)
Deferred installation contracts	(2,268,000)	(1,284,000)	(1,076,000)
Deferred maintenance agreements and others	2,772,000	867,000	155,000
Net cash (used in) provided by operating activities	(2,651,000)	1,224,000	7,755,000

Cash flows from investing activities
Sales of marketable securities	---	---	4,044,000
Purchases of marketable securities	(5,013,000)	(3,832,000)	(10,977,000)
Acquisition of a small subscription	---	---	(50,000)
Purchases of property, plant and equipment, including the Logan Utah office building in fiscal 2016	(253,000)	(3,779,000)	(565,000)
Net cash used in investing activities	(5,266,000)	(7,611,000)	(7,548,000)

Cash flows from financing activities
Note payable collateralized by real estate	---	2,260,000	---
Payment of loan principal	(110,000)	(79,000)	---
Net cash (used in) provided by financing activities	(110,000)	2,181,000	---

(Decrease) increase in cash and cash equivalents	(8,027,000)	(4,206,000)	207,000

Cash and cash equivalents
Beginning of year	11,411,000	15,617,000	15,410,000
End of year	$3,384,000	$11,411,000	$15,617,000

Interest paid during year	$516,000	$361,000	$224,000
Income taxes refunded during year	$(3,000)	$(13,000)	$(959,000)

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

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary, includes as of October 1, 2014, the combined operations of Sustain Technologies, Inc. (“Sustain”), a wholly-owned subsidiary since 2008; New Dawn Technologies, Inc. (“New Dawn”), acquired in December 2012; and ISD Technologies, Inc. (“ISD”), acquired in September 2013. Journal Technologies supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including efiling and a website to pay traffic citations online, and bar members. These products are licensed to more than 500 organizations in 42 states and internationally.

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

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in marketable securities, all categorized as “available-for-sale” and stated at fair market value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income” (AOCI) in the accompanying consolidated balance sheets. The unrealized gains and losses included in AOCI represent changes in the fair value of the investments due to changes in both market prices and foreign currency exchange rates. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures. At September 30, 2017, the aggregate fair market value of the Company’s marketable securities was $229,265,000. These investments had approximately $165,872,000 of net unrealized gains before taxes of $64,550,000. Most of the unrealized gains were in the common stocks of three U.S. financial institutions. The bonds have a maturity date in 2039 and are classified as “Current assets” because they are available for sale. At September 30, 2016, the Company had marketable securities at fair market value of approximately $166,634,000, including approximately $108,256,000 of unrealized net gains before taxes of $42,250,000.

 Investment in Financial Instruments

	September 30, 2017			September 30, 2016
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$220,973,000	$58,449,000	$162,524,000	$158,462,000	$53,436,000	$105,026,000
Bonds	8,292,000	4,944,000	3,348,000	8,172,000	4,942,000	3,230,000
	$229,265,000	$63,393,000	$165,872,000	$166,634,000	$58,378,000	$108,256,000

The Company performed separate evaluations for equity securities with a fair value at September 30, 2017 and 2016 below cost to determine if the unrealized losses were other-than-temporary. This evaluation considered a number of factors including, but not limited to, the financial condition and near term prospects of the issuer, the Company’s ability and intent to hold the securities until fair value recovers, and the length of time and extent to which the fair value had been less than cost. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management and portfolio objectives. Based on the result of the evaluation, the Company concluded that as of September 30, 2017 and 2016, the unrealized loss related to such marketable securities was temporary. U.S. GAAP requires that the Company recognize other-than-temporary impairment losses in earnings rather than in accumulated comprehensive income when the security prices remain below cost for a period of time that may be deemed excessive even in instances where the Company possesses the ability and intent to hold the security. However, the recording of these impairment losses does not necessarily indicate that the loss in value of these securities is permanent.

Intangible Assets: At September 30, 2017 and 2016, intangible assets were composed of (i) customer relationships of $2,776,000 and $7,166,000 (net of the accumulated amortization expenses of $19,174,000 and $14,938,000), respectively, and (ii) developed technology of $282,000 and $787,000 (net of accumulated amortization expenses of $2,243,000 and $1,738,000), respectively. These intangible assets are being amortized over five years based on their estimated useful lives. Future annual intangible amortization costs are estimated to be approximately $3,058,000 for fiscal 2018 and none thereafter. Intangible amortization expense was $4,895,000, $5,037,000 and $4,907,000 for fiscal 2017, 2016 and 2015, respectively.

Intangible Assets

	September 30, 2017			September 30, 2016
	Customer Relationships	Developed Technology	Total	Customer Relationships	Developed Technology	Total

Gross intangible	$21,950,000	$2,525,000	$24,475,000	$22,104,000	$2,525,000	$24,629,000
Accumulated amortization	(19,174,000)	(2,243,000)	(21,417,000)	(14,938,000)	(1,738,000)	(16,676,000)
	$2,776,000	$282,000	$3,058,000	$7,166,000	$787,000	$7,953,000

Goodwill:    The Company accounts for goodwill in accordance with ASC 350, Intangibles — Goodwill and Other. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. The goodwill amount reported in the consolidated balance sheets relates only to Journal Technologies. The Company performed qualitative assessments for Journal Technologies and determined there were no substantive changes during the current year and no indication of impairment. In making this assessment, the Company only considered Journal Technologies’ assets and their revenue generating abilities as required by ASC 350. Goodwill represents the expected synergies in expanding the Company’s software business. Considered factors for potential goodwill impairment evaluation include the current year’s operating financial results before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. As of September 30, 2017 and 2016, there was goodwill of $13,400,000.

Prepaid Expenses and Other Current Assets:  Included in other assets are in-progress installation service costs of $350,000 as of September 30, 2017 and 2016 for the legacy projects from the acquisition for which revenues have not yet been recognized and are deferred.

Inventories: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current market value.

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost or fair value for assets acquired in business combinations. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2017, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes. Depreciation and amortization expenses were $691,000, $672,000 and $624,000 for fiscal 2017, 2016 and 2015, respectively.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were no such impairments identified during fiscal 2017, 2016 and 2015.

Journal Technologies’ Software Development Costs: Development costs related to software products for sale or licensing are expensed as incurred until the technological feasibility of the product has been established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future product revenue, estimated economic life and changes in hardware and software technology.

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

Journal Technologies recognizes revenues in accordance with the provisions of ASC 985-605, Software—Revenue Recognition. Revenues from license, maintenance and support contracts generally call for the Company to provide software updates and upgrades to customers and are recognized ratably over the maintenance period. Consulting and other services are recognized upon completion of the services and acceptance by the customers under the completed performance method. The Company elects to use the completed performance method because each customer’s acceptance is unpredictable and reliable estimates of the progress towards completion cannot be made. Only after a customer’s acceptance of a completed project does the customer realize value, and any advances are generally no longer at risk of refund and are therefore considered earned.

Journal Technologies has established Vendor Specific Objective Evidence (VSOE) of fair value of the annual maintenance and the coterminous license, maintenance and support because a substantial majority of the Journal Technologies’ actual maintenance and coterminous license, maintenance and support renewals is within a narrow range of pricing for the contracts and is deemed substantive.

In certain arrangements that include licenses, maintenance and services for multiple case types, we are unable to establish VSOE of fair value for all undelivered elements, due to the lack of VSOE over services at the inception of these arrangements. In these instances, when all other conditions for revenue recognition are met, revenues are recognized ratably over the longer of the period of the license or the services.

Other public service fees, as disclosed in the consolidated statements of comprehensive income (loss), are primarily service fees earned and recognized as revenues at the time the Company processes credit card payments on behalf of the courts via its ePayIt secure websites through which general public users can pay traffic citations and obtain traffic school information.

Approximately 58%, 56% and 57% of the Company’s revenues in fiscal 2017, 2016 and 2015, respectively, were derived from sales of software licenses, annual software licenses, maintenance and support agreements and consulting services that typically include implementation and training.

The change in allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Accounts Charged off less Recoveries	Balance at End of Year
Fiscal 2017
Allowance for doubtful accounts	$200,000	$33,000	$(33,000)	$200,000
Fiscal 2016
Allowance for doubtful accounts	$250,000	$5,000	$(55,000)	$200,000
Fiscal 2015
Allowance for doubtful accounts	$250,000	$61,000	$(61,000)	$250,000

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

Certificate interests entitled participants to receive 5.12%, 4.49% and 4.13% (amounting to $268,250, $271,350 and $198,915, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and certain other items, 8.53%, 8.30% and 7.07% (amounting to $0, $0 and $10,600 for fiscal 2017, 2016 and 2015, respectively) for Journal Technologies and 8.2%, 8.2% and 8.2% (amounting to $0, $0 and $0, respectively) for Daily Journal consolidated in fiscal 2017, 2016 and 2015. The Company accrued $135,000 and $62,000 as of September 30, 2017 and 2016, respectively, for the Plan’s future commitment for those who will still have Certificates at the age of 65. This future commitment included an increase in the accrual in fiscal 2017 of $75,000 or $.06 per outstanding share on an adjusted pretax basis as compared with an increase in fiscal 2016 of $15,000 or $.01 per outstanding share due to increased estimated future pretax income. The estimated Incentive Plan’s future commitment is calculated using Level 3 inputs, as defined in the fair value hierarchy, based on an average of the past year and the current year pretax earnings before certain items, discounted to the present value at 6% since each granted Unit will expire over its remaining life term of up to 10 years.

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

Net (loss) income per common share:   The net (loss) income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,380,746 for fiscal 2017, 2016 and 2015. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

New Accounting Pronouncements:

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is the Company’s fiscal 2018. The Company has adopted this guidance effective October 1, 2017 and concluded that it has no significant impact on the Company’s financial condition, results of operations or disclosures because it is simply a reclassification of current deferred taxes to non-current deferred taxes with an itemization of federal and state deferred taxes under separate lines.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). This update clarifies the principles for revenue recognition in transactions involving contracts with customers. The new revenue recognition guidance provides a five-step analysis to determine when and how revenue is recognized. The new guidance will require revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This update defers the mandatory effective date of its revenue recognition standard by one year. The standard is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is the Company’s fiscal 2019. Early application is permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that annual period, which is the Company’s fiscal 2018.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (ASC Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), providing guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB further issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients providing guidance in certain narrow areas and adding some practical expedients. Either the full retrospective basis (to the beginning of its contracts) or modified retrospective method (from the beginning of the latest fiscal year of adoption) is permitted. The effective dates for these ASUs, which are the same as the effective date for ASU No. 2014-09, Revenue from Contracts with Customers, will be the Company’s fiscal 2019 annual and interim periods.

The Company has completed its preliminary evaluation of these ASUs and concluded that the adoption of these ASUs in fiscal 2018 will not have significant impact on the Company’s financial condition, results of operations or disclosures because the Company has been utilizing the completed performance method of accounting, pursuant to which the Company does not recognize revenues for implementation services or licenses, maintenance, support and hosting services until after the services have been performed and accepted by the customer (go-live), due to the fact that the customer’s acceptance is typically unpredictable and reliable estimates of the progress towards completion cannot be made. Thus, the Company’s existing revenue recognition policy is already in conformity with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which calls for revenue recognition at the point of delivery when a performance obligation is fulfilled. Consequently, the Company believes there are no required retrospective or accumulated catch-up adjustments with respect to prior years’ financial figures, as revenues have been recognized consistently in the same manner throughout these fiscal periods. The Company will continue to monitor and assess the impact of any changes to the standard and interpretations as they become available.

In January 2016, FASB issued “ASU” No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments and applies to all entities that hold financial assets or owe financial liabilities. It requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for public business with fiscal years beginning after December 15, 2017, including interim periods within that annual period, which is the Company’s fiscal 2019. The Company plans to begin its assessment in fiscal 2018 to evaluate what impact, if any, the adoption of this ASU may have on its financial condition, results of operations or disclosures.

In January 2017, FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test and requiring impairment charges to be based on Step 1, which is to compare the fair value of a reporting unit with its carrying amount. A goodwill impairment should be recognized in the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU is effective for public business with fiscal years beginning after December 15, 2019, which is the Company’s fiscal 2021. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company has not yet evaluated what impact, if any, the adoption of this ASU may have on its financial condition, results of operations or disclosures because it is not required to be adopted for several years.

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

3. INCOME TAXES

The (benefit from) provision for income taxes consists of the following:

	2017	2016	2015
Current:
Federal	$(2,570,000)	$(268,000)	$458,000
State	(6,000)	(30,000)	(271,000)
	(2,576,000)	(298,000)	187,000
Deferred:
Federal	(3,854,000)	(1,369,000)	(1,053,000)
State	(720,000)	(268,000)	(254,000)
	(4,574,000)	(1,637,000)	(1,307,000)
	$(7,150,000)	$(1,935,000)	$(1,120,000)

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2017	2016	2015

Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise taxes (net of federal tax benefit)	6.2	5.2	(23.3)
State enterprise zone benefits	---	---	134.9
Business meals/gifts	(0.8)	(2.3)	(18.8)
Domestic production activity deduction	---	---	(2.2)
Dividends received deduction	10.0	24.5	225.7
Reversal of uncertain and unrecognized tax position	37.6	---	---
Penalties for uncertain and unrecognized tax benefits	2.0	---	---
Prior year true-up	1.0	(2.0)	(7.3)
Foreign tax credits	2.0	4.0	28.4
Effect of state rate change on beginning balance of deferred tax liabilities	(0.3)	1.4	(5.0)
Others	(3.0)	0.2	(5.5)
Effective tax rate	88.7%	65.0%	360.9%

The Company’s deferred income tax assets and liabilities were comprised of the following:

	2017	2016	2015
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$(69,000)	$455,000	$605,000
Impairment losses on investments	1,376,000	1,382,000	1,369,000
Bad debt reserves not yet deductible	62,000	62,000	82,000
Depreciation and amortization	5,977,000	4,549,000	3,251,000
Deferred revenues	1,431,000	1,555,000	1,378,000
Credits and other	4,403,000	1,519,000	869,000
Total deferred tax assets	13,180,000	9,522,000	7,554,000

Deferred tax liabilities attributable to:
Unrealized gains on investments	(64,550,000)	(42,250,000)	(43,278,000)
Goodwill	(311,000)	(1,227,000)	(896,000)
Total deferred tax liabilities	(64,861,000)	(43,477,000)	(44,174,000)
Net deferred income taxes	$(51,681,000)	$(33,955,000)	$(36,620,000)

During fiscal 2017, the Company recorded an income tax benefit of $7,150,000 on pretax loss of $8,068,000.  The effective tax rate (before the discrete item discussed below) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.  On pretax loss of $2,978,000 for fiscal 2016, the Company recorded an income tax benefit of $1,935,000.  The effective tax rate was greater than the statutory rate mainly resulting from the dividends received deduction.  On pretax loss of $310,000 for fiscal 2015, the Company recorded a tax benefit of $1,120,000.  The effective tax rate was greater than the statutory rate mainly resulting from the dividends received deduction, the domestic production activity deduction and a discrete benefit of approximately $400,000 related to the California Enterprise Zone hiring credits which resulted from the Company’s filing amended California tax returns for fiscal 2010 through fiscal 2013.   The Company’s effective tax rate was 89%, 65% and 361% for fiscal 2017, 2016 and 2015, respectively.

At the beginning of fiscal 2017, the Company had a liability for uncertain and unrecognized tax benefits in the amount of $2,723,000 relating to an acquisition in fiscal 2013.  During the second quarter of fiscal 2017, the Internal Revenue Service concluded its examination of the Company’s fiscal 2014 income tax return and proposed no changes to the tax position that gave rise to this liability.  Consequently, this liability was reversed in March 2017 along with the related accrued interest and penalty expenses of $743,000.  In addition, a deferred tax liability, in the amount of $352,000, relating to temporary differences that would only exist if the uncertain tax position was never recognized, was reversed.  At September 30, 2016, the liability was approximately $2,723,000, after a reduction of $521,000 resulting from the recognition of deferred revenues and from the amortization of goodwill for tax purposes.  At September 30, 2015, the Company had an accrued liability of approximately $2,991,000 for uncertain and unrecognized tax benefits after a reduction of $253,000.  During 2016 and 2015, interest expense of approximately $112,000 and $96,000, respectively, was recorded as “interest and penalty expense accrued for uncertain and unrecognized tax benefits” in the consolidated statements of comprehensive income (loss).

A reconciliation of the beginning and ending balance for liabilities associated with these uncertain and unrecognized tax benefits is as follows:

Uncertain Tax Liability

	2017		2016	2015

Beginning balance		$2,723,000	$2,991,000	$3,244,000
Added liability for the prior year		---	---	---
Added liability for the current year		---	---	---
Tax payment upon settlement		---	---	---
Reversal/reduced liability for the current year		(2,723,000)	(268,000)	(253,000)
Ending balance	$	---	$2,723,000	$2,991,000

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2015 with regard to federal income taxes and fiscal 2013 for state income taxes.

4. DEBTS AND COMMITMENTS

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2017 was 1.75%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $2.07 million as of September 30, 2017.

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through fiscal 2021. During fiscal 2014, the Company renewed its office lease for its San Francisco office for five years to end on October 31, 2019 with currently a monthly rent of approximately $25,000 for about 6,200 square feet. In fiscal 2017, the Company leased approximately 9,800 square feet of office space (expiring in August 2020) in Englewood, Colorado.

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses for fiscal years 2017, 2016 and 2015 were $742,000, $745,000 and $1,171,000, respectively.

The following table represents the Company’s future obligations:

	Payments due by Fiscal Year
	2018	2019	2020	2021	2022	2023 and after	Total
Real estate loan	$115,000	$124,000	$126,000	$133,000	$139,000	$1,434,000	$2,071,000
Obligations under operating leases	858,000	689,000	308,000	19,000	---	---	1,874,000
Long-term accrued liabilities*	---	23,000	9,000	5,000	4,000	94,000	135,000
	$973,000	$836,000	$443,000	$157,000	$143,000	$1,528,000	$4,080,000

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

Summarized financial information concerning the Company’s reportable segments and Corporate income and expenses is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2017
Revenues
Advertising, net	$9,104,000	$	---	$	---	$9,104,000
Circulation	5,654,000		---		---	5,654,000
Advertising service fees and other	2,812,000		---		---	2,812,000
Licensing and maintenance fees	---		16,037,000		---	16,037,000
Consulting fees	---		4,476,000		---	4,476,000
Other public service fees	---		3,301,000		---	3,301,000
Operating expenses	17,852,000		36,699,000		---	54,551,000
Loss from operations	(282,000)		(12,885,000)		---	(13,167,000)
Dividends and interest income	---		---		4,844,000	4,844,000
Other income	22,000		---		12,000	34,000
Interest expense on note payable collateralized by real estate	(100,000)		---		---	(100,000)
Interest expense on margin loans	---		---		(422,000)	(422,000)
Interest and penalty expense reversal for uncertain and unrecognized tax benefits	---		743,000		---	743,000
Pretax (loss) income	(360,000)		(12,142,000)		4,434,000	(8,068,000)
Income tax benefit (expense)	(2,000)		7,910,000		(758,000)	7,150,000
Net (loss) income	(362,000)		(4,232,000)		3,676,000	(918,000)
Total assets	17,474,000		33,461,000		229,265,000	280,200,000
Capital expenditures	160,000		93,000		---	253,000
Amortization of intangible assets	---		4,895,000		---	4,895,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2016
Revenues
Advertising, net	$9,854,000	$	---	$	---	$9,854,000
Circulation	5,912,000		---		---	5,912,000
Advertising service fees and other	2,651,000		---		---	2,651,000
Licensing and maintenance fees	---		14,758,000		---	14,758,000
Consulting fees	---		4,085,000		---	4,085,000
Other public service fees	---		4,352,000		---	4,352,000
Operating expenses	17,240,000		31,012,000		---	48,252,000
Income (loss) from operations	1,177,000		(7,817,000)		---	(6,640,000)
Dividends and interest income	---		---		4,085,000	4,085,000
Other income	52,000		---		9,000	61,000
Interest expense on note payable collateralized by real estate	(88,000)		---		---	(88,000)
Interest expense on margin loans	---		---		(284,000)	(284,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(112,000)		---	(112,000)
Pretax income (loss)	1,141,000		(7,929,000)		3,810,000	(2,978,000)
Income tax benefit (expense)	(530,000)		3,140,000		(675,000)	1,935,000
Net income (loss)	611,000		(4,789,000)		3,135,000	(1,043,000)
Total assets	19,026,000		39,786,000		166,634,000	225,446,000
Capital expenditures, including purchase of Logan building	3,662,000		117,000		---	3,779,000
Amortization of intangible assets	142,000		4,895,000		---	5,037,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Fiscal 2015
Revenues
Advertising, net	$10,502,000	$	---	$	---	$10,502,000
Circulation	5,915,000		---		---	5,915,000
Advertising service fees and other	2,703,000		---		---	2,703,000
Licensing and maintenance fees	---		13,984,000		---	13,984,000
Consulting fees	---		4,704,000		---	4,704,000
Other public service fees	---		6,170,000		---	6,170,000
Operating expenses	18,038,000		29,452,000		---	47,490,000
Income (loss) from operations	1,082,000		(4,594,000)		---	(3,512,000)
Dividends and interest income	---		---		3,829,000	3,829,000
Other income and capital gains	---		---		69,000	69,000
Interest expense on margin loans	---		---		(224,000)	(224,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(96,000)		---	(96,000)
Other-than-temporary impairment losses on investments	---		---		(376,000)	(376,000)
Pretax income (loss)	1,082,000		(4,690,000)		3,298,000	(310,000)
Income tax benefit (expense)	(70,000)		1,580,000		(390,000)	1,120,000
Net income (loss)	1,012,000		(3,110,000)		2,908,000	810,000
Total assets	15,047,000		47,108,000		166,041,000	228,196,000
Capital expenditures	425,000		140,000		---	565,000
Amortization of intangible assets	12,000		4,895,000		---	4,907,000

7. RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

	Quarter ended
	December 31	March 31	June 30	September 30
	(in thousands except per share amounts)
2017
Revenues	$9,990	$10,279	$10,201	$10,914
Costs and expenses	12,843	13,545	13,834	14,329
Loss from operations	(2,853)	(3,266)	(3,633)	(3,415)
Other income, net	1,072	2,005	817	1,205
Income (loss) before taxes	(1,781)	(1,261)	(2,816)	(2,210)
Benefits from income taxes	310	4,240	1,465	1,135
Net income (loss)	(1,471)	2,979	(1,351)	(1,075)
Basic and diluted net income (loss) per share	(1.07)	2.16	(.98)	(.77)
2016
Revenues	$10,815	$11,442	$10,338	$9,017
Costs and expenses	11,777	12,018	12,120	12,337
Loss from operations	(962)	(576)	(1,782)	(3,320)
Other income, net	827	728	1,159	948
Income (loss) before taxes	(135)	152	(623)	(2,372)
Benefits from income taxes	185	55	285	1,410
Net income (loss)	50	207	(338)	(962)
Basic and diluted net income (loss) per share	.04	.15	(.25)	(.70)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017.  Based on that evaluation, management concluded that because of certain material weaknesses in its internal control over financial reporting, as further described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2017.

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

Each year, management is required by SEC rules to evaluate the effectiveness of the Company’s internal control over financial reporting. If management identifies any material weaknesses in the course of the evaluation, the rules do not allow us to conclude that our internal control over financial reporting is effective. That evaluation is conducted under the supervision and with the participation of Mr. Salzman, and is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017.

Specifically, management identified material control deficiencies in its internal controls associated with its information technology (IT) general controls environment, and in its internal controls associated with revenue recognition on software license contracts with multiple deliverables. Management identified the following material weaknesses in the Company’s internal control over financial reporting:

IT Control Deficiencies- The Company (i) has not effectively segregated duties and has not sufficiently designed and documented controls mitigating the risk of fraud and management override of controls, (ii) does not have a formal process to monitor the activity of employees who have privileged access rights to significant systems and applications, or to monitor the parameter changes made to certain Company applications by the application administrators, (iii) has employees with privileged access to Company applications that also have responsibilities for processing transactions within these applications, (iv) did not demonstrate effective management control testing over the Information Technology function in accordance with applicable SEC rules and the COSO 2013 Framework, and (v) did not have effective change management controls in place which could lead to lack of data integrity with respect to the Company’s legal advertising system and undetected material errors.

Revenue Recognition Control Deficiencies-  The Company does not have sufficient in-house technical accounting expertise to assess and apply accounting standards to software revenue arrangements of its subsidiary, Journal Technologies. The Company did not establish, on a timely basis, sufficient controls over the assessment and monitoring of vendor-specific objective evidence (VSOE) of the fair value of the license, maintenance, and services components in certain of our leased software arrangements that contain multiple elements in accordance with ASC 985-605, Software—Revenue Recognition. The lack in expertise to apply the accounting standards and controls over VSOE could result in material misstatements to the financial statements.

As a small company, we have three long-time knowledgeable managers in our advertising and subscription departments, seven experienced employees in the accounting department and three in the IT department.  Accordingly, we are not able to segregate duties to the extent we could if we had more people, and we have not sufficiently designed and documented controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls.

Although the Company has remediated some of the issues associated with administrative access to specific systems, these steps, however, have not fully remediated the control issue.  Hiring additional personnel to work in the advertising, subscription, accounting and IT departments would certainly help address some of these issues, but we do not believe it would be a wise use of shareholders’ money.

Recognizing our deficiencies, we use mitigating controls, including a variety of internal procedures to check and double-check the areas where one person is responsible for multiple duties.  Among other things, the Company’s monitoring activities include monthly review and comparative analysis of financial, production and public information with prior periods by the Company’s department supervisors, the CEO/CFO and the Board of Directors.  We will continue to review our compensating controls and procedures in our efforts to remediate the above mentioned material weaknesses.

The Company plans to early adopt ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606) and has completed its preliminary evaluation of these ASUs and concluded that the adoption of these ASUs in fiscal 2018 will not have a significant impact on the Company’s financial condition, results of operations or disclosures because the Company has been utilizing the completed performance method of accounting, pursuant to which the Company does not recognize revenues for implementation services or licenses, maintenance, support and hosting services until after the services have been performed and accepted by the customer (go-live), due to the fact that the customer’s acceptance is typically unpredictable and reliable estimates of the progress towards completion cannot be made.  Thus, the Company’s existing revenue recognition policy is already in conformity with ASC Topic 606, which calls for revenue recognition at the point of delivery when a performance obligation is fulfilled.  Consequently, the Company believes there are no required retrospective or accumulated catch-up adjustments with respect to prior years’ financial figures, as revenues have been recognized consistently in the same manner throughout these fiscal periods.  The Company will continue to monitor and assess the impact of any changes to the standard and interpretations as they become available.

In addition, we believe our most important internal control is our hiring and retention of honest and capable people, whom we trust to do their jobs well.  Accordingly, we believe our overall internal control environment is sufficient for a company of our size.

In the context of the COSO 2013 Framework, however, we believe that the above-mentioned control deficiencies constitute material weaknesses as they relate to the prevention of fraud and possible management override of controls, and therefore we must conclude that our internal control over financial reporting was not effective as of September 30, 2017.

Squar Milner LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended September 30, 2017 included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of September 30, 2017, which is presented below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

We have audited Daily Journal Corporation’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Daily Journal Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment.

The Company has not effectively segregated duties and has not sufficiently designed and documented controls mitigating the risk of fraud and management override of controls. The Company does not have a formal process to monitor the activity of employees who have privileged access rights to significant systems and applications, nor do they monitor parameter changes made to certain company applications by the application administrators. The Company also has employees with privileged access to company applications that also have responsibilities for processing transactions within those applications.

The Company does not have sufficient in-house technical accounting expertise to assess and apply accounting standards to software revenue arrangements of its subsidiary, Journal Technologies. The Company did not establish, on a timely basis, sufficient controls over the assessment and monitoring of vendor-specific objective evidence (VSOE) of the fair value of the license, maintenance, and services components in certain of their leased software arrangements that contain multiple elements in accordance with ASC 985-605, Software—Revenue Recognition. The lack in expertise to apply the accounting standards and controls over VSOE could result in material misstatements to the financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2017 consolidated financial statements, and this report does not affect our report dated December 13, 2017 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Daily Journal Corporation has not maintained effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Daily Journal Corporation as of September 30, 2017 and 2016 and the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows for the years then ended and our report dated December 13, 2017 expressed an unqualified opinion.

/s/ Square Milner LLP

Los Angeles, California

December 13, 2017

Changes in Internal Control over Financial Reporting

In light of the material weaknesses in the Company’s internal control over financial reporting discussed above for the fiscal year ended September 30, 2017, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017. Except as described above under Management’s Report on Internal Control over Financial Reporting, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about February 14, 2018 (the “Proxy Statement”), which Proxy Statement will be filed with the SEC within 120 days after September 30, 2017, is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2017, 2016 and 2015

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

By:	/s/ Gerald L. Salzman
Gerald L. Salzman
President

Date:     December 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Munger	Chairman of the Board	December 13, 2017
Charles T. Munger

/s/ Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	December 13, 2017
Gerald L. Salzman

/s/ J. P. Guerin	Vice-Chairman	December 13, 2017
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