Form 10-Q
period 2017-12-31
DAILY JOURNAL CORP
filed 2018-02-08
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2018
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -
December 31, 2017 and September 30, 2017	3

Consolidated Statements of Comprehensive Income -
Three months ended December 31, 2017 and 2016	4

Consolidated Statements of Cash Flows -
Three months ended December 31, 2017 and 2016	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

Part II Other Information

Item 6. Exhibits	21

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30
	2017	2017
ASSETS
Current assets
Cash and cash equivalents	$2,508,000	$3,384,000
Marketable securities at fair value, including common stocks of $236,387,000 and bonds of $8,547,000 at December 31, 2017 and common stocks of $220,973,000 and bonds of $8,292,000 at September 30, 2017	244,934,000	229,265,000
Accounts receivable, less allowance for doubtful accounts of $200,000 at December 31, 2017 and September 30, 2017	4,192,000	5,358,000
Inventories	40,000	40,000
Prepaid expenses and other current assets	641,000	798,000
Income tax receivable	987,000	909,000
Total current assets	253,302,000	239,754,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,396,000	16,396,000
Furniture, office equipment and computer software	2,724,000	2,724,000
Machinery and equipment	1,818,000	1,799,000
	20,938,000	20,919,000
Less accumulated depreciation	(9,433,000)	(9,292,000)
	11,505,000	11,627,000
Intangibles, net	1,996,000	3,058,000
Goodwill	13,400,000	13,400,000
Deferred income taxes - Federal	7,436,000	10,652,000
Deferred income taxes - States	2,251,000	2,217,000
	$289,890,000	$280,708,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,951,000	$3,049,000
Accrued liabilities	2,411,000	3,112,000
Note payable collateralized by real estate	117,000	115,000
Deferred subscriptions	3,135,000	3,284,000
Deferred installation contracts	4,364,000	5,072,000
Deferred maintenance agreements and others	10,040,000	9,442,000
Total current liabilities	23,018,000	24,074,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Note payable collateralized by real estate	1,926,000	1,956,000
Deferred maintenance agreements	580,000	759,000
Accrued liabilities	135,000	135,000
Deferred income taxes, net	48,140,000	64,550,000
Total long term liabilities	80,274,000	96,893,000

Commitments and contingencies (Notes 10 and 11)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at December 31, 2017 and September 30, 2017	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	71,889,000	57,150,000
Accumulated other comprehensive income	112,940,000	100,822,000
Total shareholders' equity	186,598,000	159,741,000
	$289,890,000	$280,708,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31
	2017	2016

Revenues
Advertising	$2,116,000	$2,310,000
Circulation	1,363,000	1,449,000
Advertising service fees and other	602,000	638,000
Licensing and maintenance fees	4,350,000	3,966,000
Consulting fees	995,000	848,000
Other public service fees	826,000	779,000
	10,252,000	9,990,000

Costs and expenses
Salaries and employee benefits	8,197,000	7,641,000
Outside services	1,039,000	980,000
Postage and delivery expenses	217,000	278,000
Newsprint and printing expenses	212,000	209,000
Depreciation and amortization	1,218,000	1,392,000
Other general and administrative expenses	2,814,000	2,343,000
	13,697,000	12,843,000
Loss from operations	(3,445,000)	(2,853,000)
Other income (expense)
Dividends and interest income	1,483,000	1,171,000
Gain on sale of capital asset	2,000	-
Other income	9,000	15,000
Interest expense on note payable collateralized by real estate	(24,000)	(26,000)
Interest expense on margin loans	(136,000)	(79,000)
Interest accrual for uncertain and unrecognized tax benefits	-	(9,000)
Loss before income taxes	(2,111,000)	(1,781,000)
Benefit from income taxes	16,850,000	310,000
Net income (loss)	$14,739,000	$(1,471,000)

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income (loss) per share	$10.67	$(1.07)

Comprehensive income
Net income (loss)	$14,739,000	$(1,471,000)
Net increase in unrealized appreciation of marketable securities (net of taxes)	12,118,000	15,019,000
	$26,857,000	$13,548,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2017	2016
Cash flows from operating activities
Net income (loss)	$14,739,000	$(1,471,000)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization	1,218,000	1,392,000
Deferred income taxes	(16,778,000)	(917,000)
Discounts earned on bonds	(1,000)	(1,000)
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	1,166,000	(891,000)
Inventories	---	(9,000)
Prepaid expenses and other assets	157,000	5,000
Income tax receivable	(78,000)	645,000
Increase (decrease) in liabilities
Accounts payable	(98,000)	18,000
Accrued liabilities	(701,000)	(373,000)
Income taxes	---	(68,000)
Deferred subscriptions	(149,000)	(106,000)
Deferred maintenance agreements and others	419,000	678,000
Deferred installation contracts	(708,000)	(213,000)
Net cash used in operating activities	(814,000)	(1,311,000)

Cash flows from investing activities
Purchases of marketable securities	---	(5,013,000)
Purchases of property, plant and equipment	(34,000)	(187,000)
Net cash used in investing activities	(34,000)	(5,200,000)

Cash flows from financing activities
Payment of real estate loan principal	(28,000)	(27,000)
Net cash used in financing activities	(28,000)	(27,000)

Decrease in cash and cash equivalents	(876,000)	(6,538,000)

Cash and cash equivalents
Beginning of period	3,384,000	11,411,000
End of period	$2,508,000	$4,873,000

Interest paid during period	$169,000	$111,000
Net income taxes paid during period	$6,000	$3,000

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

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of December 31, 2017, its results of operations and cash flows for the three-month periods ended December 31, 2017 and 2016. The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 3 - Accounting Standards Adopted in Fiscal 2018 and Recent Accounting Pronouncements

Accounting Standards Adopted in Fiscal 2018

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The Company has adopted this guidance effective October 1, 2017 and concluded that it has no significant impact on the Company’s financial condition, results of operations or disclosures because it is simply a reclassification of current deferred taxes to non-current deferred taxes with an itemization of federal and state deferred taxes.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606) which requires that revenues be recognized in an amount reflecting the consideration an entity expects to receive in exchange for those goods or services when a customer obtains control of promised goods or services. The Company elected to adopt early the ASC Topic 606 effective October 1, 2017 using the modified retrospective method.

The Company has concluded that the adoption of the ASC Topic 606 in fiscal 2018 has no significant impact on the Company’s financial condition or results of operations. The Company’s traditional publishing business revenue recognition related to advertising, circulation, and public fees remains unchanged. For the software business, the Company previously utilized the completed performance method of accounting, pursuant to which the Company did not recognize revenues for implementation services or licenses, maintenance, support and hosting services until after the services were performed and accepted by the customer (go-live), due to the fact that the customer’s acceptance was typically unpredictable and reliable estimates of the progress towards completion could not be made. Thus, the Company’s past revenue recognition policy was already in conformity with ASU Topic 606, which calls for revenue recognition at the point of delivery when a performance obligation is fulfilled. Consequently, the Company believes there are no required material retrospective or accumulated catch-up adjustments with respect to prior years’ financial figures, as revenues have been recognized consistently in the same manner throughout the comparative reporting periods.

The adoption of ASC 606 also requires the capitalization of certain costs of obtaining contracts, specifically sales commissions which are to be amortized over the expected term of the contracts. The Company incurs an immaterial amount of sales commission costs for its software contracts which have no significant impact on the Company’s financial condition and results of operations.   In addition, the Company’s implementation and fulfillment costs do not meet all criteria required for capitalization.

Other Recent Accounting Pronouncements

The Company will continue to evaluate the other new accounting pronouncements as detailed in its Annual Report on Form 10-K for the year ended September 30, 2017.

Note 4 – Revenue Recognition

The Company recognizes revenues in accordance with the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).

For the Company’s traditional publishing business, proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term. Advertising revenues are recognized when advertisements are published and are net of agency commissions.

Journal Technologies contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. Most are one-transaction contracts. These current subscription-type contract revenues include (i) implementation consulting fees to configure the system to go live and (ii) subscription license, maintenance, including updates and upgrades, and support fees, and third-party hosting fees when used. Revenues for consulting are recognized at point of delivery (go-live) upon completion of services and customer acceptance, and subscription fees are recognized ratably (using the output method based on time-elapsed) after the go-live. These contracts include assurance warranty provisions for limited periods and do not include financing terms. For some contracts, the Company acts as a principal with respect to certain services, such as data conversion, interfaces and hosting that are provided by third-parties, and recognizes such revenues on a gross basis. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery (go-live), and maintenance revenues are recognized ratably after the go-live. (See Note 12 for additional disclosures related to ASC Topic 606 adoption.)

Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can efile cases and pay traffic citations and other fees.

The Company recognizes revenues when it can invoice the customer pursuant to the contract for the value of completed performance. As a practical expedient and because reliable estimates cannot be made, it has elected not to include the transaction price allocated to unsatisfied performance obligations. Also, as a practical expedient, the Company has elected not to include its evaluation of variable consideration of certain usage based fees (i.e. public service fees) that are included in some contracts. Furthermore, there are no fulfillment costs to be capitalized for the software contracts because these costs do not generate or enhance resources that will be used in satisfying future performance obligations.

Note 5 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore basic and diluted income (loss) per share are the same.

Note 6 - Investments in Marketable Securities

Investments in marketable securities categorized as “available-for-sale” are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of December 31, 2017 and September 30, 2017, unrealized gains of $181,540,000 and $165,872,000, respectively, were recorded before taxes of $48,140,000 and $64,550,000, respectively, in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Investments in equity securities and securities with fixed maturity as of December 31, 2017 and September 30, 2017 are summarized below.

	December 31, 2017			September 30, 2017
	Aggregate fair value	(Unaudited) Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$236,387,000	$58,449,000	$177,938,000	$220,973,000	$58,449,000	$162,524,000
Bonds	8,547,000	4,945,000	3,602,000	8,292,000	4,944,000	3,348,000
	$244,934,000	$63,394,000	$181,540,000	$229,265,000	$63,393,000	$165,872,000

All investments are classified as “Current assets” because they are available for sale at any time. The bonds mature in 2039.

As of December 31, 2017, the Company performed an evaluation for an equity security with a fair value below cost to determine if the unrealized loss was other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the security until fair value recovers. The assessment of the ability and intent to hold this security to recovery focuses on liquidity needs, asset/liability management objectives and security portfolio objectives. Based on the result of the evaluation, the Company concluded that as of December 31, 2017, the unrealized loss related to an equity security it owns was temporary.

Note 7 - Intangible Assets

Intangible Assets
	December 31, 2017			September 30, 2017
	Customer Relationships	Developed Technology	Total	Customer Relationships	Developed Technology	Total

Gross intangibles	$21,950,000	$2,525,000	$24,475,000	$21,950,000	$2,525,000	$24,475,000
Accumulated amortization	(20,130,000)	(2,349,000)	(22,479,000)	(19,174,000)	(2,243,000)	(21,417,000)
	$1,820,000	$176,000	$1,996,000	$2,776,000	$282,000	$3,058,000

These intangible assets are being amortized over five years for financial statement purposes due to the short life cycle of technology on which customer relationships depend and over 15 years on a straight-line basis for tax purposes. The intangible amortization expenses were $1,062,000 for the three-month period ended December 31, 2017, as compared with $1,224,000 in the prior year period, primarily because the intangibles of one of the two acquisitions in fiscal 2013 were fully amortized during this quarter.

Note 8 – Goodwill

The Company accounts for goodwill in accordance with Accounting Standards Codification (ASC) 350, Intangibles — Goodwill and Other. Goodwill, which is not amortized for financial statement purposes, is amortized over a 15-year period for tax purposes, but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation with respect to Journal Technologies include, among other things, the current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the marketplace, the status of deferred installation contracts and new business.

In addition, ASU 2011-08, Intangible – Goodwill and Others -- Testing Goodwill for Impairment, allows for the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If it is determined based on qualitative factors that there is no impairment to goodwill, then the fair value of a reporting unit is not needed. If a quantitative analysis is required and the unit’s carrying amount exceeds its fair value, then the second step is performed to measure the amount of potential impairment. The Company’s annual goodwill impairment analysis in fiscal 2017 did not result in an impairment charge based on the qualitative assessment. There was no indicator of impairment during the three-month periods ended December 31, 2017 and 2016.

Note 9 - Income Taxes

The December 2017 Tax Cuts and Jobs Act (“Tax Act”) reduced the maximum corporate tax rate from 35% to 21% effective January 1, 2018.  The Company has completed its review of the Tax Act.  The impact to its financial statements is as follows:  (i) current income tax expense or benefit is calculated on a blended rate of 24.28% pursuant to IRC Section 15, (ii) deferred tax expense includes a discrete net tax benefit of approximately $16 million resulting from a revaluation of deferred tax assets and liabilities to the expected tax rate that will be applied when temporary differences are expected to reverse, (iii) items that are expected to reverse during fiscal 2018 are valued at the blended rate of 24.28% while temporary differences that will reverse after fiscal 2018 are valued at 21%, and (iv) approximately $20 million of the revaluation of deferred taxes relates to items that were initially recorded as accumulated other comprehensive income (“AOCI”).  This revaluation is recorded as a component of income tax expense or benefit in continuing operations.

For the three months ended December 31, 2017, the Company recorded an income tax benefit of $16,850,000 on pretax loss of $2,111,000.  The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2018 to pretax loss for the three-month period ended December 31, 2017.   The effective tax rate (before the discrete item discussed above) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.  On pretax loss of $1,781,000 for the three months ended December 31, 2016, the Company recorded an income tax benefit of $310,000 which was the net result of applying the effective tax rate anticipated for fiscal 2017 to pretax loss for the three months ended December 31, 2016.  The effective tax rate was greater than the statutory rate mainly resulting from the dividends received deduction.  The Company’s effective tax rate was 798% and 17% for the three months ended December 31, 2017 and 2016, respectively.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2015 with regard to federal income taxes and fiscal 2013 for state income taxes.

Note 10 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of December 31, 2017 was 2%. These investment margin account borrowings do not mature.

In fiscal 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $2.04 million as of December 31, 2017.

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through fiscal 2021. During fiscal 2014, the Company renewed its office lease for its San Francisco office for five years (expiring in October 2019) with a current monthly rent of approximately $25,000 for about 6,200 square feet. In fiscal 2017, the Company leased approximately 9,800 square feet of office space (expiring in August 2020) in Englewood, Colorado.

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses were $237,000 for the three-month period ended December 31, 2017, as compared with $174,000 in the prior year period.

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

Note 12 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information regarding the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended December 31, 2017
Revenues
Advertising	$2,116,000	$	---	$	---	$2,116,000
Circulation	1,363,000		---		---	1,363,000
Advertising service fees and other	602,000		---		---	602,000
Licensing and maintenance fees	---		4,350,000		---	4,350,000
Consulting fees	---		995,000		---	995,000
Other public service fees	---		826,000		---	826,000
Operating expenses	4,314,000		9,383,000		---	13,697,000
Loss from operations	(233,000)		(3,212,000)		---	(3,445,000)
Dividends and interest income	---		---		1,483,000	1,483,000
Gain on sale of capital asset	---		---		2,000	2,000
Other income	---		---		9,000	9,000
Interest expenses on note payable collateralized by real estate	(24,000)		---		---	(24,000)
Interest expenses on margin loans	---		---		(136,000)	(136,000)
Pretax (loss) income	(257,000)		(3,212,000)		1,358,000	(2,111,000)
Income tax benefit (expense)	(680,000)		(2,185,000)		19,715,000	16,850,000
Net income (loss)	(937,000)		(5,397,000)		21,073,000	14,739,000
Total assets	18,188,000		26,768,000		244,934,000	289,890,000
Capital expenditures	34,000		---		---	34,000
Amortization of intangible assets	---		1,062,000		---	1,062,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended December 31, 2016
Revenues
Advertising	$2,310,000	$	---	$	---	$2,310,000
Circulation	1,449,000		---		---	1,449,000
Advertising service fees and other	638,000		---		---	638,000
Licensing and maintenance fees	---		3,966,000		---	3,966,000
Consulting fees	---		848,000		---	848,000
Other public service fees	---		779,000		---	779,000
Operating expenses	4,400,000		8,443,000		---	12,843,000
Loss from operations	(3,000)		(2,850,000)		---	(2,853,000)
Dividends and interest income	---		---		1,171,000	1,171,000
Other income	15,000		---		---	15,000
Interest expenses on note payable collateralized by real estate	(26,000)		---		---	(26,000)
Interest expenses on margin loans	---		---		(79,000)	(79,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(9,000)		---	(9,000)
Pretax income (loss)	(14,000)		(2,859,000)		1,092,000	(1,781,000)
Income tax (expense) benefit	---		775,000		(465,000)	310,000
Net income (loss)	(14,000)		(2,084,000)		627,000	(1,471,000)
Total assets	14,294,000		37,981,000		196,486,000	248,761,000
Capital expenditures	160,000		27,000		---	187,000
Amortization of intangible assets	---		1,224,000		---	1,224,000

During the three months ended December 31, 2017, the Traditional Business had total revenues of $4,081,000 of which $2,718,000 were recognized after services were provided and $1,363,000 were recognized ratably over the subscription terms. Total revenues for the Company’s software business were $6,171,000 of which $2,064,000 were recognized upon completion of services with customer acceptance while $4,107,000 were recognized ratably over the subscription periods.

Approximately 60% of the Company’s revenues during the three-month periods ended December 31, 2017 were derived from Journal Technologies, as compared with 56% in the prior year period. In addition, the Company’s revenues have been primarily from the United States with approximately 1% from foreign countries. Journal Technologies’ revenues are all from governmental agencies.

The following table sets forth certain deferred obligations from October 1, 2017 through December 31, 2017:

	Beginning Balance	Addition	Recognized	Ending Balance

Deferred subscriptions	$3,284,000	$1,214,000	$(1,363,000)	$3,135,000
Deferred installation contracts	5,072,000	530,000	(1,238,000)	4,364,000
Deferred maintenance agreements and others	9,442,000	4,705,000	(4,107,000)	10,040,000

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

Comprehensive Income

Comprehensive income includes net income (loss) and unrealized net gains on investments, net of taxes, as summarized below:

Comprehensive Income
	Three months ended December 31
	2017	2016

Net income (loss)	$14,739,000	$(1,471,000)
Net increase in unrealized appreciation of marketable securities (net of taxes)	12,118,000	15,019,000
	$26,857,000	$13,548,000

Comparable three-month periods ended December 31, 2017 and 2016

Consolidated revenues were $10,252,000 and $9,990,000 for the three months ended December 31, 2017 and 2016, respectively. This increase of $262,000 was primarily from increased Journal Technologies’ license and maintenance fees of $384,000, consulting fees of $147,000 and public service fees of $47,000, partially offset by the reduction in The Traditional Business’s trustee sale notice and its related service fee revenues of $57,000, commercial advertising revenues of $64,000, and circulation revenues of $86,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 60% and 56% of the Company’s total revenues for the three months ended December 31, 2017 and 2016, respectively.

Consolidated operating expenses increased by $854,000 (7%) to $13,697,000 from $12,843,000, primarily resulting from additional personnel costs and services for Journal Technologies. Total personnel costs increased by $556,000 (7%) to $8,197,000 from $7,641,000. Outside services increased by $59,000 (6%) to $1,039,000 from $980,000 mainly because of increased contractor’s costs for Journal Technologies. Depreciation and amortization costs, which included primarily the amortization of Journal Technologies’ intangible assets, decreased by $174,000 to $1,218,000 from $1,392,000. Other general and administrative expenses increased by $471,000 (20%) to $2,814,000 from $2,343,000 mainly because of increased accounting and legal fees and office equipment and software maintenance fees for Journal Technologies.

The Company’s non-operating income, net of expenses, increased by $262,000 (24%) to $1,334,000 from $1,072,000 primarily because of more dividend income, partially offset by increases in the interest rate on the two acquisition margin loans.

During the three months ended December 31, 2017, consolidated pretax loss was $2,111,000, as compared with $1,781,000 in the prior year period. There was a consolidated net income of $14,739,000 ($10.67 per share) after tax benefits, primarily due to tax cuts, for the three months ended December 31, 2017, as compared with net loss of $1,471,000 (-$1.07 per share) in the prior year period. (See Taxes.)

At December 31, 2017, the aggregate fair market value of the Company’s marketable securities was $244,934,000. These securities had approximately $181,540,000 of unrealized gains before taxes of $48,140,000 and generated approximately $1,483,000 in dividends and interest income during the three months ended December 31, 2017, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Additional detail about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)
For the three months ended December 31

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2017	2016	2017		2016		2017		2016		2017	2016
Revenues
Advertising	$2,116	$2,310	$	---	$	---	$	---	$	---	$2,116	$2,310
Circulation	1,363	1,449		---		---		---		---	1,363	1,449
Advertising service fees and other	602	638		---		---		---		---	602	638
Licensing and maintenance fees	---	---		4,350		3,966		---		---	4,350	3,966
Consulting fees	---	---		995		848		---		---	995	848
Other public service fees	---	---		826		779		---		---	826	779
Total revenues	4,081	4,397		6,171		5,593		---		---	10,252	9,990
Operating expenses
Salaries and employee benefits	2,568	2,565		5,629		5,076		---		---	8,197	7,641
Amortization of intangible assets	---	---		1,062		1,224		---		---	1,062	1,224
Others	1,746	1,835		2,692		2,143		---		---	4,438	3,978
Total operating expenses	4,314	4,400		9,383		8,443		---		---	13,697	12,843
Loss from operations	(233)	(3)		(3,212)		(2,850)		---		---	(3,445)	(2,853)
Dividends and interest income	---	---		---		---		1,483		1,171	1,483	1,171
Gain on sale of capital asset	---	---		---		---		2		---	2	---
Other income (net)	---	15		---		---		9		---	9	15
Interest expenses on note payable collateralized by real estate	(24)	(26)		---		---		---		---	(24)	(26)
Interest expenses on margin loans	---	---		---		---		(136)		(79)	(136)	(79)
Interest expenses accrual for uncertain and unrecognized tax benefits	---	---		---		(9)		---		---	---	(9)
Pretax (loss) income	$(257)	$(14)		$(3,212)		$(2,859)		$1,358		$1,092	$(2,111)	$(1,781)

The Traditional Business segment’s pretax loss increased by $243,000 to $257,000 from $14,000.

Advertising revenues decreased by $194,000 to $2,116,000 from $2,310,000, primarily resulting from the declines in trustee sale notice advertising and its related service fee revenues of $57,000 and commercial advertising revenues of $64,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 15% during the three months ended December 31, 2017 as compared to the prior year period. Because this slowing is expected to continue, the Company expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues in fiscal 2018, and the Company’s print-based earnings will also likely decline significantly because it will be impractical for the Company to offset all revenue losses by expense reduction. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 88% of the total public notice advertising revenues in the three months ended December 31, 2017. Public notice advertising revenues and related advertising and other service fees constituted about 20% and 22% of the Company’s total revenues for the three months ended December 31 2017 and 2016, respectively. Because of this concentration, the Company’s revenues would be significantly adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as had been recently implemented in Arizona for one notice type. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 89% of The Traditional Business’ total circulation revenues, which declined by $86,000 to $1,363,000 from $1,449,000. The court rule and judicial profile services generated about 8% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased by $86,000 (2%) to $4,314,000 from $4,400,000, primarily due to decreased delivery service costs.

Journal Technologies

Journal Technologies’ business segment pretax loss increased by $353,000 (12%) to $3,212,000 from $2,859,000, after the amortization costs of intangible assets of $1,062,000 and $1,224,000 for the three months ended December 31, 2017 and 2016, respectively.

Revenues increased by $578,000 (10%) to $6,171,000 from $5,593,000 in the prior year period. Licensing and maintenance fees increased by $384,000 (10%) to $4,350,000 from $3,966,000. Consulting fees also increased by $147,000 (17%) to $995,000 from $848,000. Other public service fees increased by $47,000 (6%) to $826,000 from $779,000 primarily due to an increase in the number of traffic tickets processed online for the public to pay traffic citations.

Operating expenses increased by $940,000 (11%) to $9,383,000 from $8,443,000, primarily due to increased personnel costs and computer services for Journal Technologies.

Intangible assets, including customer relationships and developed technology, are being amortized on a straight-line basis over five years for financial statement purposes, due to the short life cycle of technology on which customer relationships depend and over 15 years for tax purposes. Goodwill, which is not amortized for financial statement purposes, is amortized over 15 years for tax purposes. Goodwill represents the expected synergies in expanding the Company’s software business. Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation include the current year’s operating financial results before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. There was no indicator of impairment during the three-month periods ended December 31, 2017 and 2016. Journal Technologies is continuing to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Taxes

The December 2017 Tax Cuts and Jobs Act (“Tax Act”) reduced the maximum corporate tax rate from 35% to 21% effective January 1, 2018.  The Company has completed its review of the Tax Act.  The impact to its financial statements is as follows:  (i) current income tax expense or benefit is calculated on a blended rate of 24.28% pursuant to IRC Section 15, (ii) deferred tax expense includes a discrete net tax benefit of approximately $16 million resulting from a revaluation of deferred tax assets and liabilities to the expected tax rate that will be applied when temporary differences are expected to reverse, (iii) items that are expected to reverse during fiscal 2018 are valued at the blended rate of 24.28% while temporary differences that will reverse after fiscal 2018 are valued at 21%, and (iv) approximately $20 million of the revaluation of deferred taxes relates to items that were initially recorded as accumulated other comprehensive income (“AOCI”).  This revaluation is recorded as a component of income tax expense or benefit in continuing operations.

For the three months ended December 31, 2017, the Company recorded an income tax benefit of $16,850,000 on pretax loss of $2,111,000.  The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2018 to pretax loss for the three-month period ended December 31, 2017.   The effective tax rate (before the discrete item discussed above) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.  On pretax loss of $1,781,000 for the three months ended December 31, 2016, the Company recorded an income tax benefit of $310,000 which was the net result of applying the effective tax rate anticipated for fiscal 2017 to pretax loss for the three months ended December 31, 2016.  The effective tax rate was greater than the statutory rate mainly resulting from the dividends received deduction.  The Company’s effective tax rate was 798% and 17% for the three months ended December 31, 2017 and 2016, respectively.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2015 with regard to federal income taxes and fiscal 2013 for state income taxes.

Liquidity and Capital Resources

During the three months ended December 31, 2017, the Company’s cash and cash equivalents and marketable security positions increased by $14,793,000 to $247,442,000. Cash and cash equivalents were used for the purchase of capital assets of $34,000 and operating activities of $814,000 which included net decreases of $797,000 in deferred subscriptions, deferred installation contracts and deferred maintenance agreements and others.

The investments in marketable securities, which had an adjusted cost basis of approximately $63,394,000 and a market value of about $244,934,000 at December 31, 2017, generated approximately $1,483,000 in dividends and interest income.

Cash flows from operating activities increased by $497,000 during the three months ended December 31, 2017 as compared to the prior year period, primarily resulting from increases in net income of $16,210,000, partially offset by increases in deferred income taxes of $15,861,000, mainly because of the discrete tax items mentioned above.

As of December 31, 2017, the Company had working capital of $230,284,000, including the liabilities for deferred subscriptions, deferred installation and maintenance agreements and others of $17,539,000.

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

As of December 31, 2017, the investments were concentrated in just seven companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement.

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

The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2017. The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies, including California courts, for a substantial portion of its revenues; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; possible security breaches of the Company’s software or websites; the Company’s reliance on its president and chief executive officer; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s market risk, refer to Item 7A – Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K for the fiscal year ended September 30, 2017. There have been no material changes to the Company’s market risk exposures since September 30, 2017.

Item 4. CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

During this quarter, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606) effective October 2017 which management believes remediated the previously identified material weakness on revenue recognition mentioned in its Form 10-K for the fiscal year ended September 30, 2017. (See accompanying Notes 3 and 4 to Consolidated Financial Statements.) In addition, management has improved certain internal controls over its Information Technology (IT) function such as maintaining sufficient documentations and records to evidence its review of IT controls, better monitoring IT activities and system change requests, etc. Management believes this addressed certain aspects of this material weakness previously identified. Management will continue to assess the effectiveness of its remediation efforts in connection with management's future evaluations of internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Based on the evaluation performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017, Mr. Salzman concluded that the Company’s disclosure controls and procedures were effective.

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

DATE: February 8, 2018