Form 10-Q
period 2018-03-31
DAILY JOURNAL CORP
filed 2018-05-08
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:             No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, par value $ .01 per share	1,380,746 shares

DAILY JOURNAL CORPORATION

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$7,224,000	$3,384,000
Marketable securities at fair value, including common stocks of $217,803,000 at March 31, 2018, and common stocks of $220,973,000 and bonds of $8,292,000 at September 30, 2017	217,803,000	229,265,000
Accounts receivable, less allowance for doubtful accounts of $200,000 at March 31, 2018 and September 30, 2017	4,239,000	5,358,000
Inventories	46,000	40,000
Prepaid expenses and other current assets	612,000	798,000
Income tax receivable	854,000	909,000
Total current assets	230,778,000	239,754,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,409,000	16,396,000
Furniture, office equipment and computer software	2,752,000	2,724,000
Machinery and equipment	1,818,000	1,799,000
	20,979,000	20,919,000
Less accumulated depreciation	(9,584,000)	(9,292,000)
	11,395,000	11,627,000
Intangibles, net	1,248,000	3,058,000
Goodwill	13,400,000	13,400,000
Deferred income taxes - Federal	7,622,000	10,652,000
Deferred income taxes - State	2,299,000	2,217,000
	$266,742,000	$280,708,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,898,000	$3,049,000
Accrued liabilities	2,932,000	3,112,000
Note payable collateralized by real estate	118,000	115,000
Deferred subscriptions	3,117,000	3,284,000
Deferred installation contracts	4,342,000	5,072,000
Deferred maintenance agreements and others	8,998,000	9,442,000
Total current liabilities	22,405,000	24,074,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Note payable collateralized by real estate	1,896,000	1,956,000
Deferred maintenance agreements	492,000	759,000
Accrued liabilities	135,000	135,000
Deferred income taxes	42,369,000	64,550,000
Total long term liabilities	74,385,000	96,893,000

Commitments and contingencies (Notes 10 and 11)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at March 31, 2018 and September 30, 2017	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	51,667,000	57,150,000
Accumulated other comprehensive income	116,516,000	100,822,000
Total shareholders' equity	169,952,000	159,741,000
	$266,742,000	$280,708,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended March 31
	2018	2017

Revenues
Advertising	$2,209,000	$2,123,000
Circulation	1,356,000	1,424,000
Advertising service fees and other	659,000	695,000
Licensing and maintenance fees	3,981,000	3,882,000
Consulting fees	212,000	1,310,000
Other public service fees	921,000	845,000
	9,338,000	10,279,000

Costs and expenses
Salaries and employee benefits	8,555,000	8,097,000
Outside services	1,044,000	1,087,000
Postage and delivery expenses	216,000	285,000
Newsprint and printing expenses	191,000	230,000
Depreciation and amortization	899,000	1,389,000
Other general and administrative expenses	2,806,000	2,457,000
	13,711,000	13,545,000
Loss from operations	(4,373,000)	(3,266,000)
Other income (expense)
Dividends and interest income	1,024,000	1,368,000
Gain on sale of bonds	3,180,000	---
Other income	10,000	6,000
Interest expense on note payable collateralized by real estate	(24,000)	(25,000)
Interest expense on margin loans	(149,000)	(96,000)
Reversal of accrued interest and penalty expense for uncertain and unrecognized tax benefits	---	752,000
Loss before income taxes	(332,000)	(1,261,000)
Benefit from income taxes	100,000	4,240,000
Net (loss) income	$(232,000)	$2,979,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(0.17)	$2.16

Comprehensive (loss) income
Net (loss) income	$(232,000)	$2,979,000
Net (decrease) increase in unrealized appreciation of marketable securities (net of taxes)	(13,861,000)	4,638,000
	$(14,093,000)	$7,617,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six months ended March 31
	2018	2017

Revenues
Advertising	$4,325,000	$4,433,000
Circulation	2,719,000	2,873,000
Advertising service fees and other	1,261,000	1,333,000
Licensing and maintenance fees	8,331,000	7,848,000
Consulting fees	1,207,000	2,158,000
Other public service fees	1,747,000	1,624,000
	19,590,000	20,269,000

Costs and expenses
Salaries and employee benefits	16,752,000	15,738,000
Outside services	2,083,000	2,067,000
Postage and delivery expenses	433,000	563,000
Newsprint and printing expenses	403,000	439,000
Depreciation and amortization	2,117,000	2,781,000
Other general and administrative expenses	5,620,000	4,800,000
	27,408,000	26,388,000
Loss from operations	(7,818,000)	(6,119,000)
Other income (expense)
Dividends and interest income	2,507,000	2,539,000
Gains on sales of bonds and capital asset	3,182,000	---
Other income	19,000	21,000
Interest expense on note payable collateralized by real estate	(48,000)	(51,000)
Interest expense on margin loans	(285,000)	(175,000)
Reversal of accrued interest and penalty expense for uncertain and unrecognized tax benefits	---	743,000
Loss before income taxes	(2,443,000)	(3,042,000)
Benefit from income taxes	16,950,000	4,550,000
Net income	$14,507,000	$1,508,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$10.51	$1.09

Comprehensive income
Net income	$14,507,000	$1,508,000
Net (decrease) increase in unrealized appreciation of marketable securities (net of taxes)	(1,743,000)	19,657,000
	$12,764,000	$21,165,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31
	2018	2017
Cash flows from operating activities
Net income	$14,507,000	$1,508,000
Adjustments to reconcile net income to net cash used in operations
Depreciation and amortization	2,117,000	2,781,000
Deferred income taxes	(17,012,000)	(2,115,000)
Gains on sale of bonds	(3,180,000)	---
Discounts earned on bonds	---	(1,000)
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	1,119,000	(578,000)
Inventories	(6,000)	(9,000)
Prepaid expenses and other assets	186,000	55,000
Income tax receivable	55,000	240,000
Increase (decrease) in liabilities
Accounts payable	(151,000)	514,000
Accrued liabilities	(180,000)	(773,000)
Income taxes	---	(2,723,000)
Deferred subscriptions	(167,000)	(122,000)
Deferred maintenance agreements and others	(711,000)	511,000
Deferred installation contracts	(730,000)	(1,388,000)
Net cash used in operating activities	(4,153,000)	(2,100,000)

Cash flows from investing activities
Sales (purchases) of marketable securities	8,125,000	(5,013,000)
Purchases of property, plant and equipment	(75,000)	(194,000)
Net cash provided by (used in) investing activities	8,050,000	(5,207,000)

Cash flows from financing activities
Payment of real estate loan principal	(57,000)	(54,000)
Net cash used in financing activities	(57,000)	(54,000)

Increase (decrease) in cash and cash equivalents	3,840,000	(7,361,000)

Cash and cash equivalents
Beginning of period	3,384,000	11,411,000
End of period	$7,224,000	$4,050,000

Interest paid during period	$329,000	$220,000
Net income taxes paid during period	$6,000	$16,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - The Corporation and Operations

Daily Journal Corporation (the “Company”) publishes newspapers and websites covering California and Arizona and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising.

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

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of March 31, 2018, its results of operations for the three- and six-month periods ended March 31, 2018 and 2017 and cash flows for the six months ended March 31, 2018. The results of operations for the six months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

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

The Company has concluded that the adoption of the ASC Topic 606 in fiscal 2018 has no significant impact on the Company’s financial condition or results of operations. For the Company’s traditional publishing business (the “Traditional Business”), revenue recognition related to advertising, circulation, and public fees remains unchanged. For the software business, the Company previously utilized the completed performance method of accounting, pursuant to which the Company did not recognize revenues for implementation services or licenses, maintenance, support and hosting services until after the services were performed and accepted by the customer (go-live), due to the fact that the customer’s acceptance was typically unpredictable and reliable estimates of the progress towards completion could not be made. Thus, the Company’s past revenue recognition policy was already in conformity with ASU Topic 606, which calls for revenue recognition at the point of delivery when a performance obligation is fulfilled. Consequently, the Company believes there are no required material retrospective or accumulated catch-up adjustments with respect to prior years’ financial figures, as revenues have been recognized consistently in the same manner throughout the comparative reporting periods.

The adoption of ASC 606 also requires the capitalization of certain costs of obtaining contracts, specifically sales commissions which are to be amortized over the expected term of the contracts. For its software contracts, the Company incurs an immaterial amount of sales commission costs which have no significant impact on the Company’s financial condition and results of operations. In addition, the Company’s implementation and fulfillment costs do not meet all criteria required for capitalization.

In mid- February, the FASB issued an amendment to ASC Subtopic 220-10, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). This amendment permits entities to reclassify stranded tax effects resulting from tax rate changes related to the Tax Cuts and Jobs Act (Tax Act), from AOCI to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The election can be applied as of the first day of the interim period in which it is adopted or retroactively to the first interim period in which the tax effects of the Act were recognized. The Company elected to adopt this amendment as of January 1, 2018. Pursuant to this amendment, the Company can only reclassify the stranded tax effects resulting from the Tax Act and not those relative to the previous California/State apportionment. As such, the Company recorded a reclassification of stranded tax effects of $19,960,000 between AOCI and retained earnings. This represented a decrease to retained earnings and an increase to AOCI, both of which are listed under the “Shareholders’ equity” section of the Company’s Consolidated Balance Sheets.

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

Journal Technologies contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. Most are one-transaction contracts. These current subscription-type contract revenues include (i) implementation consulting fees to configure the system to go live and (ii) subscription software license, maintenance (including updates and upgrades) and support fees, and third-party hosting fees when used. Revenues for consulting are recognized at point of delivery (go-live) upon completion of services and customer acceptance, and subscription fees are recognized ratably (using the output method based on time-elapsed) after the go-live. These contracts include assurance warranty provisions for limited periods and do not include financing terms. For some contracts, the Company acts as a principal with respect to certain services, such as data conversion, interfaces and hosting that are provided by third-parties, and recognizes such revenues on a gross basis. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery (go-live), and maintenance revenues are recognized ratably after the go-live. (Also see Note 12 for additional disclosures related to ASC Topic 606 adoption.)

Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can efile cases and pay traffic citations and other fees.

Since the Company recognizes revenues when it can invoice the customer pursuant to the contract for the value of completed performance, as a practical expedient and because reliable estimates cannot be made, it has elected not to include the transaction price allocated to unsatisfied performance obligations. Also, as a practical expedient, the Company has elected not to include its evaluation of variable consideration of certain usage based fees (i.e. public service fees) that are included in some contracts. Furthermore, there are no fulfillment costs to be capitalized for the software contracts because these costs do not generate or enhance resources that will be used in satisfying future performance obligations.

Note 5 - Basic and Diluted Income Per Share

The Company does not have any common stock equivalents, and therefore basic and diluted income (loss) per share are the same.

Note 6 - Investments in Marketable Securities

Investments in marketable securities categorized as “available-for-sale” are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of March 31, 2018 and September 30, 2017, unrealized gains of $159,354,000 and $165,872,000, respectively, were recorded before taxes of $42,369,000 and $64,550,000, respectively, in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Investments in equity securities and securities with fixed maturity as of March 31, 2018 and September 30, 2017 are summarized below.

	March 31, 2018			September 30, 2017
	(Unaudited)
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$217,803,000	$58,449,000	$159,354,000	$220,973,000	$58,449,000	$162,524,000
Bonds	---	---	---	8,292,000	4,944,000	3,348,000
	$217,803,000	$58,449,000	$159,354,000	$229,265,000	$63,393,000	$165,872,000

All investments are classified as “Current assets” because they are available for sale at any time. In February 2018, the Company sold its bond investments for $8,125,000 with a gain of approximately $3,180,000 and simultaneously reclassified a previously lodged tax effect of $30,000 from accumulated other comprehensive income to retained earnings. This represented a decrease to retained earnings and an increase to accumulated other comprehensive income. (The Company uses an “individual security approach” to release stranded tax effects for its available-for-sale securities when sold or extinguished.)

As of March 31, 2018, the Company performed an evaluation for an equity security with a fair value below cost to determine if the unrealized loss was other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the security until fair value recovers. The assessment of the ability and intent to hold this security to recovery focuses on liquidity needs, asset/liability management objectives and security portfolio objectives. Based on the result of the evaluation, the Company concluded that as of March 31, 2018, the unrealized loss related to an equity security it owns was temporary.

Note 7 - Intangible Assets

	Intangible Assets
	March 31, 2018			September 30, 2017
	Customer Relationships	Developed Technology	Total	Customer Relationships	Developed Technology	Total

Gross intangibles	$21,950,000	$2,525,000	$24,475,000	$21,950,000	$2,525,000	$24,475,000
Accumulated amortization	(20,812,000)	(2,415,000)	(23,227,000)	(19,174,000)	(2,243,000)	(21,417,000)
	$1,138,000	$110,000	$1,248,000	$2,776,000	$282,000	$3,058,000

These intangible assets are being amortized over five years for financial statement purposes due to the short life cycle of technology on which customer relationships depend and over 15 years on a straight-line basis for tax purposes. The intangible amortization expenses were $1,810,000 for the six-month period ended March 31, 2018, as compared with $2,447,000 in the prior year period, primarily because the intangible assets of one of the two acquisitions in fiscal 2013 were fully amortized during the first quarter of fiscal 2018.

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

In addition, ASU 2011-08, Intangible – Goodwill and Others -- Testing Goodwill for Impairment, allows for the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If it is determined based on qualitative factors that there is no impairment to goodwill, then the fair value of a reporting unit is not needed. If a quantitative analysis is required and the unit’s carrying amount exceeds its fair value, then the second step is performed to measure the amount of potential impairment. The Company’s annual goodwill impairment analysis in fiscal 2017 did not result in an impairment charge based on the qualitative assessment. There was no indicator of impairment during the six-month periods ended March 31, 2018 and 2017.

Note 9 - Income Taxes

The December 2017 Tax Cuts and Jobs Act (“Tax Act”) reduced the maximum corporate income tax rate from 35% to 21%, effective January 1, 2018.  The Company has completed its review of the Tax Act.  The impact to its financial statements is as follows:  (i) current income tax expense or benefit is calculated using a blended rate of 24.28% pursuant to IRC Section 15, (ii) deferred tax expense includes a discrete net tax benefit of approximately $16 million resulting from a revaluation of deferred tax assets and liabilities to the expected tax rate that will be applied when temporary differences are expected to reverse, (iii) items that are expected to reverse during fiscal 2018 are valued at the blended rate of 24.28% while temporary differences that will reverse after fiscal 2018 are valued at the 21% rate, and (iv) approximately $20 million of the revaluation of deferred taxes relates to items that were initially recorded as accumulated other comprehensive income (“AOCI”).  This revaluation of approximately $20 million was recorded as a component of income tax expense or benefit in continuing operations.

For the six months ended March 31, 2018, the Company recorded an income tax benefit of $16,950,000 on pretax loss of $2,443,000.  The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2018 to pretax loss for the six-month period ended March 31, 2018.   The effective tax rate (before the discrete Tax Act item discussed above) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.

During the prior fiscal year, on pretax loss of $3,042,000 for the six months ended March 31, 2017, the Company recorded an income tax benefit of $4,550,000 which was the net result of applying the effective tax rate anticipated for fiscal 2017 to pretax loss for the six months ended March 31, 2017 and included a reversal of an accrued liability of approximately $2,665,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013.  The Internal Revenue Service concluded its examination of the Company’s fiscal 2014 income tax return with no proposed changes to the tax position that gave rise to this liability.  As a result, this liability was reversed along with the related accrued interest and penalty expense of $743,000.  In addition, a deferred tax liability, in the amount of $352,000, relating to temporary differences that would only exist if the uncertain tax position was never recognized, was reversed. The effective tax rate (before the discrete IRS item) was greater than the statutory rate mainly resulting from the dividends received deduction.

The Company’s effective tax rate was 694% and 150% for the six months ended March 31, 2018 and 2017, respectively.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2015 with regard to federal income taxes and fiscal 2013 for state income taxes.

Note 10 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of March 31, 2018 was 2%. These investment margin account borrowings do not mature.

In fiscal 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $2.01 million as of March 31, 2018.

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

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses were $487,000 for the six-month period ended March 31, 2018, as compared with $356,000 in the prior year period.

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

Note 12 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information regarding the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Six months ended March 31, 2018
Revenues
Advertising	$4,325,000	$	---	$	---	$4,325,000
Circulation	2,719,000		---		---	2,719,000
Advertising service fees and other	1,261,000		---		---	1,261,000
Licensing and maintenance fees	---		8,331,000		---	8,331,000
Consulting fees	---		1,207,000		---	1,207,000
Other public service fees	---		1,747,000		---	1,747,000
Operating expenses	8,507,000		18,901,000		---	27,408,000
Loss from operations	(202,000)		(7,616,000)		---	(7,818,000)
Dividends and interest income	---		---		2,507,000	2,507,000
Gains on sales of bonds and capital asset	---		---		3,182,000	3,182,000
Other income	---		---		19,000	19,000
Interest expenses on note payable collateralized by real estate	(48,000)		---		---	(48,000)
Interest expenses on margin loans	---		---		(285,000)	(285,000)
Pretax (loss) income	(250,000)		(7,616,000)		5,423,000	(2,443,000)
Income tax benefit (expense)	(785,000)		(935,000)		18,670,000	16,950,000
Net income (loss)	(1,035,000)		(8,551,000)		24,093,000	14,507,000
Total assets	22,347,000		26,592,000		217,803,000	266,742,000
Capital expenditures	75,000		---		---	75,000
Amortization of intangible assets	---		1,810,000		---	1,810,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Six months ended March 31, 2017
Revenues
Advertising	$4,433,000	$	---	$	---	$4,433,000
Circulation	2,873,000		---		---	2,873,000
Advertising service fees and other	1,333,000		---		---	1,333,000
Licensing and maintenance fees	---		7,848,000		---	7,848,000
Consulting fees	---		2,158,000		---	2,158,000
Other public service fees	---		1,624,000		---	1,624,000
Operating expenses	8,863,000		17,525,000		---	26,388,000
Loss from operations	(224,000)		(5,895,000)		---	(6,119,000)
Dividends and interest income	---		---		2,539,000	2,539,000
Other income	21,000		---		---	21,000
Interest expenses on note payable collateralized by real estate	(51,000)		---		---	(51,000)
Interest expenses on margin loans	---		---		(175,000)	(175,000)
Interest and penalty expense reversal for uncertain and unrecognized tax benefits	---		743,000		---	743,000
Pretax (loss) income	(254,000)		(5,152,000)		2,364,000	(3,042,000)
Income tax (expense) benefit	(75,000)		5,120,000		(495,000)	4,550,000
Net income (loss)	(329,000)		(32,000)		1,869,000	1,508,000
Total assets	15,618,000		35,763,000		203,778,000	255,159,000
Capital expenditures	160,000		34,000		---	194,000
Amortization of intangible assets	---		2,447,000		---	2,447,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended March 31, 2018
Revenues
Advertising	$2,209,000	$	---	$	---	$2,209,000
Circulation	1,356,000		---		---	1,356,000
Advertising service fees and other	659,000		---		---	659,000
Licensing and maintenance fees	---		3,981,000		---	3,981,000
Consulting fees	---		212,000		---	212,000
Other public service fees	---		921,000		---	921,000
Operating expenses	4,193,000		9,518,000		---	13,711,000
Income (loss) from operations	31,000		(4,404,000)		---	(4,373,000)
Dividends and interest income	---		---		1,024,000	1,024,000
Gains on sales of bonds and capital asset	---		---		3,180,000	3,180,000
Other income	---		---		10,000	10,000
Interest expenses on note payable collateralized by real estate	(24,000)		---		---	(24,000)
Interest expenses on margin loans	---		---		(149,000)	(149,000)
Pretax (loss) income	7,000		(4,404,000)		4,065,000	(332,000)
Income tax benefit (expense)	(105,000)		1,250,000		(1,045,000)	100,000
Net income (loss)	(98,000)		(3,154,000)		3,020,000	(232,000)
Total assets	22,347,000		26,592,000		217,803,000	266,742,000
Capital expenditures	41,000		---		---	41,000
Amortization of intangible assets	---		748,000		---	748,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended March 31, 2017
Revenues
Advertising	$2,123,000	$	---	$	---	$2,123,000
Circulation	1,424,000		---		---	1,424,000
Advertising service fees and other	695,000		---		---	695,000
Licensing and maintenance fees	---		3,882,000		---	3,882,000
Consulting fees	---		1,310,000		---	1,310,000
Other public service fees	---		845,000		---	845,000
Operating expenses	4,463,000		9,082,000		---	13,545,000
Loss from operations	(221,000)		(3,045,000)		---	(3,266,000)
Dividends and interest income	---		---		1,368,000	1,368,000
Other income	6,000		---		---	6,000
Interest expenses on note payable collateralized by real estate	(25,000)		---		---	(25,000)
Interest expenses on margin loans	---		---		(96,000)	(96,000)
Interest and penalty expense reversal for uncertain and unrecognized tax benefits	---		752,000		---	752,000
Pretax (loss) income	(240,000)		(2,293,000)		1,272,000	(1,261,000)
Income tax (expense) benefit	(75,000)		4,345,000		(30,000)	4,240,000
Net income (loss)	(315,000)		2,052,000		1,242,000	2,979,000
Total assets	15,618,000		35,763,000		203,778,000	255,159,000
Capital expenditures	---		7,000		---	7,000
Amortization of intangible assets	---		1,223,000		---	1,223,000

During the six months ended March 31, 2018, the Traditional Business had total revenues of $8,305,000 of which $5,586,000 were recognized after services were provided and $2,719,000 were recognized ratably over the subscription terms. Total revenues for the Company’s software business were $11,285,000 of which $3,353,000 were recognized upon completion of services with customer acceptance while $7,932,000 were recognized ratably over the subscription periods.

During the three months ended March 31, 2018, the Traditional Business had total revenues of $4,224,000 of which $2,868,000 were recognized after services were provided and $1,356,000 were recognized ratably over the subscription terms. Total revenues for the Company’s software business were $5,114,000 of which $1,289,000 were recognized upon completion of services with customer acceptance while $3,825,000 were recognized ratably over the subscription periods.

Approximately 55% and 58% of the Company’s revenues during the three- and six-month periods ended March 31, 2018, respectively, were derived from Journal Technologies, as compared with 59% and 57% in the prior year periods. In addition, the Company’s revenues have been primarily from the United States, with approximately 1% from foreign countries. Journal Technologies’ revenues are all from governmental agencies.

The following table sets forth certain deferred obligations from October 1, 2017 through March 31, 2018:

	Beginning Balance	Addition	Recognized	Ending Balance

Deferred subscriptions	$3,284,000	$2,552,000	$(2,719,000)	$3,117,000
Deferred installation contracts	5,072,000	2,623,000	(3,353,000)	4,342,000
Deferred maintenance agreements and others	10,201,000	7,221,000	(7,932,000)	9,490,000

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

Comprehensive Income

Comprehensive income includes net income and unrealized net (losses) gains on investments, net of taxes, as summarized below:

Comprehensive Income
	Six months ended March 31
	2018	2017

Net income	$14,507,000	$1,508,000
Net (decrease) increase in unrealized appreciation of marketable securities (net of taxes)	(1,743,000)	19,657,000
	$12,764,000	$21,165,000

Comparable six-month periods ended March 31, 2018 and 2017

Consolidated revenues were $19,590,000 and $20,269,000 for the six months ended March 31, 2018 and 2017, respectively. This decrease of $679,000 was primarily from decreased Journal Technologies’ consulting fees of $951,000, which are recognized upon project go-lives, and the reduction in The Traditional Business’s trustee sale notice and its related service fee revenues of $109,000, commercial advertising and Conference revenues of $40,000, and circulation revenues of $154,000, partially offset by increased Journal Technologies’ license and maintenance fees of $483,000 and public service fees of $123,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 58% and 57% of the Company’s total revenues for the six months ended March 31, 2018 and 2017, respectively.

Consolidated operating expenses increased by $1,020,000 (4%) to $27,408,000 from $26,388,000, primarily resulting from additional personnel costs and services for Journal Technologies. Total personnel costs increased by $1,014,000 (6%) to $16,752,000 from $15,738,000. Postage and delivery expenses decreased by $130,000 (23%) to $433,000 from $563,000, primarily due to reduced subscriptions and delivery service fees. Depreciation and amortization costs, which included primarily the amortization of Journal Technologies’ intangible assets, decreased by $664,000 to $2,117,000 from $2,781,000 primarily because the intangible assets of one of the two acquisitions in fiscal 2013 were fully amortized during the first quarter of fiscal 2018. Other general and administrative expenses increased by $820,000 (17%) to $5,620,000 from $4,800,000 mainly because of increased office equipment and software maintenance fees for Journal Technologies.

The Company’s non-operating income, net of expenses, increased by $2,298,000 (75%) to $5,375,000 from $3,077,000 primarily because of the capital gains of $3,180,000 from the sale of bonds, partially offset by the prior year’s reversal of accrued interest and penalty expenses of $743,000 for uncertain and unrecognized tax benefits.

During the six months ended March 31, 2018, consolidated pretax loss was $2,443,000, as compared with $3,042,000 in the prior year period. There was consolidated net income of $14,507,000 ($10.51 per share) after tax benefits, primarily from tax cuts, for the six months ended March 31, 2018, as compared with $1,508,000 ($1.09 per share) in the prior year period. (See Taxes.)

At March 31, 2018, the aggregate fair market value of the Company’s marketable securities was $217,803,000. These securities had approximately $159,354,000 of unrealized gains before taxes of $42,369,000 and generated approximately $2,507,000 in dividends and interest income during the six months ended March 31, 2018, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Additional detail about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)
For the six months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2018	2017	2018		2017		2018		2017		2018	2017
Revenues
Advertising	$4,325	$4,433	$	---	$	---	$	---	$	---	$4,325	$4,433
Circulation	2,719	2,873		---		---		---		---	2,719	2,873
Advertising service fees and other	1,261	1,333		---		---		---		---	1,261	1,333
Licensing and maintenance fees	---	---		8,331		7,848		---		---	8,331	7,848
Consulting fees	---	---		1,207		2,158		---		---	1,207	2,158
Other public service fees	---	---		1,747		1,624		---		---	1,747	1,624
Total revenues	8,305	8,639		11,285		11,630		---		---	19,590	20,269
Operating expenses
Salaries and employee benefits	5,188	5,222		11,564		10,516		---		---	16,752	15,738
Amortization of intangible assets	---	---		1,810		2,447		---		---	1,810	2,447
Others	3,319	3,641		5,527		4,562		---		---	8,846	8,203
Total operating expenses	8,507	8,863		18,901		17,525		---		---	27,408	26,388
Loss from operations	(202)	(224)		(7,616)		(5,895)		---		---	(7,818)	(6,119)
Dividends and interest income	---	---		---		---		2,507		2,539	2,507	2,539
Gains on sales of bonds and capital asset	---	---		---		---		3,182		---	3,182	---
Other income (net)	---	21		---		---		19		---	19	21
Interest expenses on note payable collateralized by real estate	(48)	(51)		---		---		---		---	(48)	(51)
Interest expenses on margin loans	---	---		---		---		(285)		(175)	(285)	(175)
Reversal of accrued interest and penalty expenses for uncertain and unrecognized tax benefits	---	---		---		743		---		---	---	743
Pretax (loss) income	$(250)	$(254)		$(7,616)		$(5,152)		$5,423		$2,364	$(2,443)	$(3,042)

The Traditional Business

The Traditional Business segment’s pretax loss decreased by $4,000 to $250,000 from $254,000.

Advertising revenues decreased by $108,000 to $4,325,000 from $4,433,000, primarily resulting from the declines in trustee sale notice advertising fee revenues of $80,000 and net commercial advertising and Conference revenues of $40,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 13% during the six months ended March 31, 2018 as compared to the prior year period. Because this slowing is expected to continue, the Company expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues in fiscal 2018, and the Company’s print-based earnings will also likely decline significantly because it will be impractical for the Company to offset all revenue losses by expense reduction. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 88% of the total public notice advertising revenues in the six months ended March 31, 2018. Public notice advertising revenues and related advertising and other service fees constituted about 21% and 22% of the Company’s total revenues for the six months ended March 31 2018 and 2017, respectively. Because of this concentration, the Company’s revenues would be significantly adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as had been recently implemented in Arizona for one notice type. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 89% of The Traditional Business’ total circulation revenues, which declined by $154,000 to $2,719,000 from $2,873,000. The court rule and judicial profile services generated about 8% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased by $356,000 (4%) to $8,507,000 from $8,863,000, primarily due to decreased personnel costs.

Journal Technologies

Journal Technologies’ business segment pretax loss increased by $2,464,000 (48%) to $7,616,000 from $5,152,000, after the amortization costs of intangible assets of $1,810,000 and $2,447,000 for the six months ended March 31, 2018 and 2017, respectively.

Revenues decreased by $345,000 (3%) to $11,285,000 from $11,630,000 in the prior year period. Licensing and maintenance fees increased by $483,000 (6%) to $8,331,000 from $7,848,000. Consulting fees decreased by $951,000 (44%) to $1,207,000 from $2,158,000 because consulting fees are recognized upon project go-lives. Other public service fees increased by $123,000 (8%) to $1,747,000 from $1,624,000 primarily due to an increase in the number of traffic tickets processed online for the public to pay traffic citations.

Operating expenses increased by $1,376,000 (8%) to $18,901,000 from $17,525,000, primarily due to increased personnel costs and computer services.

Intangible assets, including customer relationships and developed technology, are being amortized on a straight-line basis over five years for financial statement purposes, due to the short life cycle of technology on which customer relationships depend and over 15 years for tax purposes. Goodwill, which is not amortized for financial statement purposes, is amortized over 15 years for tax purposes. Goodwill represents the expected synergies in expanding the Company’s software business. Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation include the current year’s operating financial results before intangible asset amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. There was no indicator of impairment during the six-month periods ended March 31, 2018 and 2017. Journal Technologies is continuing to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Taxes

      The December 2017 Tax Cuts and Jobs Act (“Tax Act”) reduced the maximum corporate income tax rate from 35% to 21%, effective January 1, 2018.  The Company has completed its review of the Tax Act.  The impact to its financial statements is as follows:  (i) current income tax expense or benefit is calculated using a blended rate of 24.28% pursuant to IRC Section 15, (ii) deferred tax expense includes a discrete net tax benefit of approximately $16 million resulting from a revaluation of deferred tax assets and liabilities to the expected tax rate that will be applied when temporary differences are expected to reverse, (iii) items that are expected to reverse during fiscal 2018 are valued at the blended rate of 24.28% while temporary differences that will reverse after fiscal 2018 are valued at the 21% rate, and (iv) approximately $20 million of the revaluation of deferred taxes relates to items that were initially recorded as accumulated other comprehensive income (“AOCI”).  This revaluation of approximately $20 million was recorded as a component of income tax expense or benefit in continuing operations.

For the six months ended March 31, 2018, the Company recorded an income tax benefit of $16,950,000 on pretax loss of $2,443,000.  The income tax benefit was the result of applying the effective tax rate anticipated for fiscal 2018 to pretax loss for the six-month period ended March 31, 2018.   The effective tax rate (before the discrete Tax Act item discussed above) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.

During the prior fiscal year, on pretax loss of $3,042,000 for the six months ended March 31, 2017, the Company recorded an income tax benefit of $4,550,000 which was the net result of applying the effective tax rate anticipated for fiscal 2017 to pretax loss for the six months ended March 31, 2017 and included a reversal of an accrued liability of approximately $2,665,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013.  The Internal Revenue Service concluded its examination of the Company’s fiscal 2014 income tax return with no proposed changes to the tax position that gave rise to this liability.  As a result, this liability was reversed along with the related accrued interest and penalty expense of $743,000.  In addition, a deferred tax liability, in the amount of $352,000, relating to temporary differences that would only exist if the uncertain tax position was never recognized, was reversed. The effective tax rate (before the discrete IRS item) was greater than the statutory rate mainly resulting from the dividends received deduction.

The Company’s effective tax rate was 694% and 150% for the six months ended March 31, 2018 and 2017, respectively.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2015 with regard to federal income taxes and fiscal 2013 for state income taxes.

Comparable three-month periods ended March 31, 2018 and 2017

Consolidated revenues were $9,338,000 and $10,279,000 for the three months ended March 31, 2018 and 2017, respectively. This decrease of $941,000 was primarily from decreased Journal Technologies’ consulting fees of $1,098,000, which are recognized upon project go-lives, and the reduction in The Traditional Business’s trustee sale notice and its related service fee revenues of $52,000, partially offset by increased Journal Technologies’ license and maintenance fees of $99,000 and public service fees of $76,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 55% and 59% of the Company’s total revenues for the three months ended March 31, 2018 and 2017, respectively.

Consolidated operating expenses increased by $166,000 (1%) to $13,711,000 from $13,545,000, primarily resulting from additional personnel costs for Journal Technologies. Total personnel costs increased by $458,000 (6%) to $8,555,000 from $8,097,000. Postage and delivery expenses decreased by $69,000 (24%) to $216,000 from $285,000 primarily due to reduced subscriptions and delivery service fees. Depreciation and amortization costs, which included primarily the amortization of Journal Technologies’ intangible assets, decreased by $490,000 (35%) to $899,000 from $1,389,000 because the intangible assets of one of the two acquisitions in fiscal 2013 were fully amortized. Other general and administrative expenses increased by $349,000 (14%) to $2,806,000 from $2,457,000 mainly because of increased office equipment and software maintenance fees for Journal Technologies.

The Company’s non-operating income, net of expenses, increased by $2,036,000 to $4,041,000 from $2,005,000 primarily because of the capital gains of $3,180,000 from the sale of bonds, partially offset by the prior year’s reversal of accrued interest and penalty expenses of $752,000 for uncertain and unrecognized tax benefits.

During the three months ended March 31, 2018, consolidated pretax loss was $332,000, as compared with $1,261,000 in the prior year period. There was a consolidated net loss of $232,000 (-$.17 per share) after tax benefits, for the three months ended March 31, 2018, as compared with net income of $2,979,000 ($2.16 per share) in the prior year period primarily because of the reversal of the tax liability for uncertain and unrecognized tax benefits. (See Taxes.)

Liquidity and Capital Resources

During the six months ended March 31, 2018, the Company’s cash and cash equivalents and marketable security positions decreased by $7,622,000 to $225,027,000 after the sale of the bonds for $8,125,000 with a capital gain of $3,180,000. Cash and cash equivalents were used for the purchase of capital assets of $75,000 and operating activities of $4,153,000, which included net decreases of $1,608,000 in deferred subscriptions, deferred installation contracts and deferred maintenance agreements and others.

The investments in marketable securities, which had an adjusted cost basis of approximately $58,449,000 and a market value of about $217,803,000 at March 31, 2018, generated approximately $2,507,000 in dividends and interest income.

Cash flows from operating activities decreased by $2,053,000 during the six months ended March 31, 2018 as compared to the prior year period, primarily resulting from (i) gains on sale of bonds of $3,180,000 and (ii) increases in deferred income taxes of $14,897,000 mainly because of the discrete tax items mentioned above, partially offset by increases in net income of $12,999,000 and income tax payable of $2,723,000. Cash flows from investing activities increased by $13,257,000 primarily because of the sale of bond investments of $8,125,000 in February 2018 versus the purchases of marketable securities of $5,013,000 during the prior year period.

As of March 31, 2018, the Company had working capital of $208,373,000, including the liabilities for deferred subscriptions, deferred installation and maintenance agreements and others of $16,457,000.

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

As of March 31, 2018, the investments were concentrated in six companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s comprehensive income statement.

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

Item 4. CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

During this quarter, the Company continued to improve its internal control over its Information Technology function by using Jira ticketing system to track changes made to its legal advertising system. Management believes this addressed another aspect of a material weakness previously identified. Management will continue to assess the effectiveness of its remediation efforts in connection with management's future evaluations of internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Based on the evaluation performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018, Mr. Salzman concluded that the Company’s disclosure controls and procedures were effective.

Item 5.  OTHER INFORMATION

In April 2018, Gerald L. Salzman, Chief Executive Officer, President, Chief Financial Officer and Treasurer of the Company, suffered a Transient Ischemic Attack (TIA) stroke.  Mr. Salzman was released from the hospital after one night and is currently working from home, performing his executive roles with the Company while he undergoes physical therapy.  He has reduced his work schedule to a more sustainable level and has begun and will continue to delegate certain of his duties to other managers.

The information reported under this Item 5 was not required to be disclosed by the Company in a report on Form 8-K during the period covered by this Form 10-Q.  The information reported by the Company under this Item 5 is provided because the Company deems it to be of importance to its shareholders and would have otherwise reported such information under Item 8.01 of Form 8-K, “Other Events.”

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

DATE: May 8, 2018