Form 10-K
period 2018-09-30
DAILY JOURNAL CORP
filed 2018-12-12
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2018

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

Yes ☐    No ☒

As of March 31, 2018, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $253,809,000.

As of November 30, 2018 there were outstanding 1,380,746 shares of Common Stock of Daily Journal Corporation.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; possible security breaches of the Company’s software or websites; the Company’s reliance on its president and chief executive officer, who has recently reduced his work schedule due to a health issue; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-K, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1. Business

The Company publishes newspapers and web sites in California and Arizona and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. We often refer to this as “The Traditional Business”.

Journal Technologies, Inc. (“Journal Technologies”), a wholly owned subsidiary of the Company, supplies case management software systems and related products to courts and other justice agencies, county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to bar members and the public, including efiling and a website to pay traffic citations online. These products are licensed to more than 500 organizations in 42 states and internationally. Journal Technologies is the result of the October 1, 2014 merger of the Company’s three technology-related subsidiaries, which were previously separate companies: Sustain Technologies, Inc. (“Sustain”), a wholly owned subsidiary since 2008; New Dawn Technologies, Inc. (“New Dawn”), acquired in December 2012; and ISD Technologies, Inc. (“ISD”), acquired in September 2013.

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

The publications are based in the following cities:

Newspaper publications	Base of publication
Los Angeles Daily Journal	Los Angeles, California
San Francisco Daily Journal	San Francisco, California
Daily Commerce	Los Angeles, California
The Daily Recorder	Sacramento, California
The Inter-City Express	Oakland, California
San Jose Post-Record	San Jose, California
Orange County Reporter	Santa Ana, California
The Daily Transcript	San Diego, California
Business Journal	Riverside, California
The Record Reporter	Phoenix, Arizona

The Daily Journals.   The Los Angeles Daily Journal and the San Francisco Daily Journal (together, “The Daily Journals”) are each published every weekday except certain holidays and were established in 1888 and 1893, respectively. In addition to covering state and local news of general interest, these newspapers focus particular coverage on law and its impact on society. Generally, The Daily Journals seek to be of special utility to lawyers and judges and to gain wide multiple readership of newspapers sent to law firm subscribers.

The Daily Journals contain much material and render many services in a common endeavor. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2018, the Los Angeles Daily Journal had approximately 4,500 paid subscribers and the San Francisco Daily Journal had approximately 2,500 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 7,400 at September 30, 2017. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been local advertisers, law firms and businesses in or wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 59% to subscriptions and 41% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 19% of the Company's total fiscal 2018 revenues, 20% in 2017, 20% in 2016, 18% in 2015 and 19% in 2014.

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

The Daily Journals are distributed by mail and hand delivery, with subscribers in the Los Angeles and San Francisco areas usually receiving copies the same day. Certain subscribers in Los Angeles, San Francisco, Santa Clara, Alameda, Orange, San Diego, Riverside and San Bernardino counties receive copies by hand delivery. The regular yearly subscription rate for each of The Daily Journals is $836 plus tax.

Much of the information contained in The Daily Journals is available to subscribers online at www.dailyjournal.com.

Daily Commerce. Published since 1917, the Daily Commerce is based in Los Angeles and covers news of general interest, columns of interest to real estate investors and brokers, and information on distressed properties in Los Angeles County. The nature of the news coverage enhances the effectiveness of public notice advertising by distributing information about foreclosures to potential buyers. Features include default listings and probate sale notices. The Daily Commerce carries both public notice and commercial advertising. It is published each business day. A subscription includes online access to the Los Angeles County foreclosure listing and public record database.

The Daily Recorder. The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it includes legal news and columns of interest to the Sacramento legal and real estate communities. It includes the Daily Appellate Report and carries commercial and public notice advertising. A subscription includes online access to the Sacramento County foreclosure listing and public record database.

The Inter-City Express. The Inter-City Express (the “Express”) has been published since 1909. It covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries public notice advertising and is published each business day. A subscription includes online access to the Alameda County foreclosure listing and public record database.

San Jose Post-Record. The San Jose Post-Record (the “Post-Record”) has been published since 1910. In addition to general news of local interest, the Post-Record focuses on legal and real estate news. It is published every business day and carries public notice advertising. A subscription includes online access to the Santa Clara County foreclosure listing and public record database.

Orange County Reporter. The Orange County Reporter (“Reporter”) has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Reporter publishes local and state legal, business and real estate news, and carries public notice advertising. The Reporter is published three days a week. A subscription includes online access to the Orange County foreclosure listing and public record database.

The Daily Transcript. The Daily Transcript is based in San Diego and published each business day. It reports general news items and San Diego commercial real estate, business and construction news. It has been an adjudicated newspaper of general circulation since 1909. It carries commercial and public notice advertising. A subscription includes online access to the San Diego County foreclosure listing and public record database.

Business Journal. The Business Journal, established in 1991, publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It also carries public notice advertising and is published each business day. The subscription includes online access to the Riverside/San Bernardino County foreclosure listing and public record database.

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

The Company has several court rules services, including a multi-volume, loose-leaf set for certain state and federal courts in California. The Northern California set consists of nine volumes. The Southern California set has eight volumes. The Company updates Court Rules on a monthly basis. In addition, the Company publishes single-volume rules for (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) San Bernardino County; (5) Riverside County; (6) Ventura, Santa Barbara and San Luis Obispo counties; and (7) the Ninth Circuit and the Central District of California. The Company published loose-leaf books for Santa Clara/San Mateo, Alameda/Contra Costa, and San Francisco counties and for statewide probate rules, all of which were discontinued in early fiscal 2019. The single volumes are normally updated or replaced whenever there are substantial rule changes.

The Judicial Profiles service contains information concerning nearly all active judges in California. The Judicial Profiles include an interview-based article previously published in The Daily Journals, biographical data and information supplied by each judge regarding the judge's policies and views on various trial and appellate procedures and the manner in which appearances are conducted in his or her courtroom. Subscribers may purchase either the ten-volume set for Southern California or the eight-volume set for Northern California.

The Company also provides online foreclosure information to about 30 customers. This service primarily provides distressed property information, some of which also appears in some of the Company's newspapers.

Advertising and Newspaper Representative. The Company's publications carry commercial advertising and public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 7% of the Company’s total operating revenues in fiscal 2018, 7% in 2017, 7% in 2016, 8% in 2015 and 9% in 2014. Classified advertising has continued to decline primarily due to the continued downturn in the employment advertising marketplace and online competition.

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

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 21% of the Company's total operating revenues in fiscal 2018, 21% in 2017, 23% in 2016, 22% in 2015 and 24% in 2014. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising was placed and (iii) service fees generated when filing notices with government agencies.

Trustee sales legal advertising revenues alone represented about 3% of the Company’s total operating revenues in fiscal 2018, 4% in 2017, 5% in 2016, 6% in 2015 and 7% in 2014. For several years, these revenues were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law, but the number of foreclosures has continued to decline since 2010. In addition, in many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute, and Arizona recently approved one such proposal for one particular notice type. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company's public notice advertising revenues.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, fees from attorneys taking continuing legal education “courses” published in The Daily Journals and online and other miscellaneous fees.

Journal Technologies

Journal Technologies provides case management software and related services to courts and other justice agencies. Its operations constituted about 58% of the Company’s total operating revenues in fiscal 2018, 58% in 2017, 56% in 2016, 57% in 2015 and 53% in 2014. Journal Technologies earns revenue from license and maintenance fees paid by customers to use its software products; consulting fees paid by customers for installation, implementation and training services; and fees generated by the use of secure websites through which the general public can pay traffic citations and e-file cases.  Journal Technologies has the following main products:

eCourt®, eProsecutor™, eDefender™ and eProbation™ — browser-based case processing systems that can be used by courts and other justice agencies for all case types because the screens, data elements, business rules, work queues, searches and alerts are highly configurable.  Journal Technologies also supports its prior generation Justice Edition software, which is a Windows-based system that also provides for customizable configurability.

JustWare® — a family of case management software products for use by courts and other justice agencies.  JustWare®, which was acquired as part of the New Dawn acquisition, provides a standardized case management system that includes business rules to automate tasks, document and report generation, digital signatures and shortcuts to speed data input.  Journal Technologies also licenses its JusticeWeb® public access software, which allows the public to view certain case information, provides a means to create permission-based access for sensitive data, allows pro se litigants and attorneys to e-file documents and includes a way for case participants and others to make payments online.

ICMS™ — a court case management system, which was acquired as part of the acquisition of the ISD assets. Journal Technologies has also licensed CASE™ — an automated probation case management system, including juvenile hall detention management features.

eFile™ — a browser-based interface that allows attorneys and the general public to electronically file documents with the court using the Internet at any time.

ePayIt™ — a service primarily for the online payment of traffic citations.  Users can pay traffic citations using the Internet at any time with a credit card, and can obtain traffic school and other information.

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

The Company’s revenues from Journal Technologies’ foreign customers were $336,000 in fiscal 2018, $276,000 in 2017, $221,000 in fiscal 2016 and $278,000 in fiscal 2015 and $332,000 in fiscal 2014. All of the Company’s other revenues in those years were attributable to the United States.

Materials and Postage

After personnel costs (included in “Salaries and employee benefits” and in “Outside services” in the accompanying consolidated statements of comprehensive income (loss)), postage and paper costs are typically the next two largest expenses for The Traditional Business. Paper and postage accounted for approximately 5% of our traditional publishing segment's operating costs in fiscal 2018, 5% in 2017, 6% in 2016, 6% in 2015 and 7% in 2014. Paper prices may fluctuate substantially in the future, and periodic postal rate increases could significantly impact income from operations. Further, we may not be able to pass on such increases to our customers.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although in the past shortages of newsprint have sometimes resulted in higher prices. The price of newsprint increased during fiscal 2018, and we anticipate future increases in 2019.

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

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, the U.S. Postal Service has increased postal rates. (There were decreases in the Company’s aggregate postage costs during fiscal 2018 primarily due to fewer subscribers.)

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

Competition

Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. The Daily Journals face aggressive competition in Los Angeles and San Francisco. All of the Company's business publications and products face strong competition from other publications and service companies. Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company's newspapers provide, along with general news coverage, attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage as does the Company, but the Company believes its coverage, particularly that of The Daily Journals, is more complete and therefore attracts more readers. The Company believes that The Daily Journals are the most important newspapers serving California lawyers on a daily basis.

The Company's court rules publications face competition in both the Southern California and Northern California markets from case management systems and the courts themselves. Subscriptions to the multi-volume Court Rules and Local Rules volumes continued to decline during fiscal 2018. The Company's Judicial Profile services have indirect competition because some of the same information is available through other sources, including the courts.

The steady decline in recent years in the number of subscriptions to The Daily Journals and court rule publications is likely to continue and will certainly impact the Company’s future revenues. The pricing of the Company's products is reviewed every year.

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

Employees

The Company has approximately 350 full-time employees and contractors and about 25 part-time employees as of September 30, 2018. This includes about 220 full-time employees and contractors and 12 part-time staff of Journal Technologies. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

The Company relies heavily on Gerald Salzman, who serves as president, chief executive officer, chief financial officer, treasurer and assistant secretary. If Mr. Salzman’s services were no longer available to the Company, it is unlikely that the Company could find a single replacement to perform all of the duties now handled by him, and it could have a significant adverse effect on the Company’s business. The Company does not carry key man life insurance, nor has it entered into an employment agreement with Mr. Salzman. In April 2018, Mr. Salzman suffered a Transient Ischemic Attack (TIA) stroke. He was released from the hospital after one night and has since been working mostly from home, performing his executive roles with the Company while continuing to undergo physical therapy. He has reduced his work schedule to a more sustainable level and has delegated certain of his duties to other managers.

Working Capital

Traditionally, the Company had generated sufficient cash flow from operations to cover all its needs without significant borrowing. However, in fiscal 2018, the Company had negative cash flow primarily due to the expansion of Journal Technologies. The aggregate market value of the securities owned by the Company has increased significantly in recent years (although fiscal 2016 and 2017 were exceptions), providing the Company with working capital, subject, of course, to the normal risks associated with owning stocks. To a considerable extent, the Company also benefits from the fact that subscriptions and some licenses, maintenance and consulting fees are paid in advance. In 2012, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn, and in 2013, it borrowed another $15.5 million to acquire substantially all of the operating assets and liabilities of ISD, in each case pledging its marketable securities to obtain favorable financing.

The Company believes it has sufficient cash and marketable securities for the foreseeable future. If the Company’s overall cash needs exceed cash flow from operations and its current working capital, the Company may still have the ability to borrow against its marketable securities on favorable terms as it did for the New Dawn and ISD acquisitions, or it may attempt to secure additional financing which may or may not be available on acceptable terms. The Company could also sell marketable securities to generate cash, if necessary.

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

Access to Our Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are not available on our website, www.dailyjournal.com, which is generally dedicated to the content of our publications. We will, however, provide these filings in electronic or paper format free of charge upon request addressed to our Secretary at our principal executive offices. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov. The public may also read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

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

For several years, the revenues of The Traditional Business were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law. With improvements in the economy, the number of foreclosures continued to decline in 2018. We expect this trend to continue, and it will significantly adversely impact the earnings of The Traditional Business because it will be impractical for the Company to offset the expected revenue loss with expense reductions.

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

Competition for readers and advertisers is very intense, both from established publications and from new entrants into the market. The Daily Journals face aggressive competition. The Company’s court rules publications face competition in both Northern and Southern California from document management programs, online court rules services, and the courts themselves. The steady decline in recent years in the number of subscriptions to The Daily Journals and the court rule publications is likely to continue and adversely impact The Traditional Business’ future revenues.

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

After personnel costs, postage and paper costs are typically the Company’s next two largest expenses. An adequate supply of newsprint and other paper is important to the operations of The Traditional Business. The Company currently does not have a contract with any paper supplier, and in the past, shortages of newsprint have sometimes resulted in higher prices. The price of newsprint increased in fiscal year 2018 and we anticipate future increases.

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

In most cases, installation fees are not due until the customer has indicated its satisfaction with the installed system, and it has “gone live”. Accordingly, we do not recognize revenues for installation services or for most other consulting services until after the services have been performed and accepted. There are significant risks associated with our ability to complete our services to the satisfaction of our customers and to fulfill the requirements that entitle us to be paid. An inability to realize payment for services performed could materially affect the earnings of Journal Technologies.

Risks Associated with Our Holdings of Marketable Securities

A large portion of the Company’s assets is held in publicly traded securities, and the prices of those securities may decline.

As of September 30, 2018, the Company held marketable securities worth approximately $212,296,000, with an unrealized gain for financial statement purposes of $158,407,000. While this portfolio has enabled the Company to borrow on very favorable terms for the New Dawn and ISD acquisitions and to better compete for case management software opportunities that are usually limited to “large” firms, it is unusual for a public company to invest a significant amount of its available cash in the marketable securities of other public companies. The value of these securities could decline, which would adversely affect shareholders’ equity.

Also, as of September 30, 2018, the Company’s holdings of marketable securities were concentrated in just six companies and included two based in foreign currencies. Accordingly, a significant decline in the market value and unfavorable changes in the foreign exchange rates of one or more of the Company’s holdings may not be offset by hypothetically better performance of other holdings. This concentration of risk may result in a more pronounced effect on shareholders’ equity.

In certain circumstances, the Company may be required to recognize losses in a particular security for financial statement purposes even though the Company has not actually sold the security.

Even if the Company’s marketable securities as a whole perform extraordinarily well, for accounting reasons, an “other-than-temporary impairment” in a particular security may result in the need to recognize a loss with respect to that security in the Company’s statements of comprehensive income (loss) in a particular period. This has happened in several previous fiscal years and in fiscal 2018, and it may happen again in the future with respect to the same securities or other securities owned by the Company. This requirement to recognize a loss could have a material effect on the Company’s earnings in a particular period. Also, at times, the Company may hold marketable securities denominated in currencies other than the United States Dollar. When it does, the Company may be at risk for significant fluctuations in the applicable foreign currency exchange rates, which would affect the profitability of such marketable securities.

General Corporate Risks

The Company relies heavily on the services of Gerald Salzman.

Gerald Salzman, 79, serves as the Company’s president, chief executive officer, chief financial officer, treasurer and assistant secretary. He is also the president, chief executive officer, chief financial officer and secretary of Journal Technologies. If Mr. Salzman’s services were no longer available to the Company, it is unlikely that the Company could find a single replacement to perform all of the duties now handled by him, and it could have a significant adverse effect on the Company’s business. The Company does not carry key man life insurance, nor has it entered into an employment agreement with Mr. Salzman. In April 2018, Mr. Salzman suffered a Transient Ischemic Attack (TIA) stroke. He was released from the hospital after one night and has since been working mostly from home, performing his executive roles with the Company while continuing to undergo physical therapy. He has reduced his work schedule to a more sustainable level and has delegated certain of his duties to other managers.

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

The Company has identified material weaknesses in its internal control over financial reporting.

The Company has identified material weaknesses in its internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide management and the Board of Directors with reasonable assurance regarding the preparation and fair presentation of the Company’s consolidated financial statements. As a small company, we are not able to segregate duties to the extent we could if we had more people, and we have not sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls. Further, the Company does not have an internal audit department, and has not engaged an outside firm to complete the documentation of its internal control assessment to the level required by the applicable criteria.

We believe that our overall internal control environment is sufficient for a company of our size. However, the existence of material weaknesses means that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely way, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the SEC’s rules and forms will be adversely affected. Such a result could negatively impact the market price and trading liquidity of our stock, weaken investor confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely affect our business and financial condition. For more information regarding the material weaknesses, the mitigating controls we use, and certain remedial steps we have taken or considered, please see Part II. Item 9A Controls and Procedures.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns office and printing facilities in Los Angeles and an office building in Logan, Utah, and leases space for its other offices under operating leases which expire at various dates through 2020.

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

The Company leases approximately 6,200 square feet of office space (expiring in October 2019) in San Francisco. Journal Technologies leases about 7,100 square feet of office space (expiring in May 2019) in Corona, California; 9,800 square feet of office space (expiring in August 2020) in Englewood, Colorado; and 1,800 square feet of office space (expiring in October 2019) in Englewood, Colorado which has been sublet. In addition, the Company rents facilities in each of the remaining cities where its staff is located on a month-to-month basis or pursuant to leases generally of no longer than three years’ duration. The Company believes that it has adequate office space.

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

	High	Low
Fiscal 2018
Quarter ended December 31, 2017	$250.03	$217.67
Quarter ended March 31, 2018	250.95	213.85
Quarter ended June 30, 2018	248.42	221.04
Quarter ended September 30, 2018	246.75	225.01

Fiscal 2017
Quarter ended December 31, 2016	$282.48	$200.01
Quarter ended March 31, 2017	253.90	201.01
Quarter ended June 30, 2017	223.55	202.98
Quarter ended September 30, 2017	240.03	195.00

As of December 10, 2018, there were approximately 440 holders of record of the Company’s common stock, and the last trade was at $230.80 per share.

The Company did not declare or pay any dividends during fiscal 2018, 2017 or 2016. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past three fiscal years.

From time to time, the Company has repurchased shares of its common stock and may do so in the future. The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan. See Note 2 of Notes to Consolidated Financial Statements for more information. The Company’s stock repurchase program remains in effect, but the Company did not repurchase any shares during fiscal 2018 or 2017 or 2016.

The following graph shows a five-year comparison of cumulative total return on the Company’s common stock, Standard & Poor’s 500 Composite Index, Standard & Poor’s Publishing MidCap Index and Standard & Poor’s Software & Services Select Industry Index, assuming $100 was invested on September 30, 2013, and all dividends were reinvested. The Company has not declared a dividend in any of the fiscal years shown.

Daily Journal Corporation

Total Cumulative Shareholder Return for Five Years Ended September 30, 2018

Item 6. Selected Financial Data

The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 2018. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included herein.

	Fiscal Year Ended September 30
	2018	2017	2016	2015	2014
	(Dollar amounts in thousands, except share and per share amounts)
Consolidated Statement of Comprehensive Income (Loss):
Revenues
Advertising, net	$9,112	$9,104	$9,854	$10,502	$11,435
Circulation	5,401	5,654	5,912	5,915	6,038
Advertising service fees and other	2,659	2,812	2,651	2,703	2,800
Licensing and maintenance fees	17,225	16,037	14,758	13,984	12,987
Consulting fees	2,832	4,476	4,085	4,704	4,002
Other public service fees	3,474	3,301	4,352	6,170	6,161
	40,703	41,384	41,612	43,978	43,423
Costs and expenses
Salaries and employee benefits	33,832	31,749	27,381	26,010	25,262
Outside services	4,287	4,552	3,729	3,524	3,212
Postage and delivery costs	857	1,112	1,141	1,318	1,281
Newsprint and printing expenses	780	877	912	1,225	1,221
Depreciation and amortization	3,678	5,586	5,709	5,531	5,516
Other general and administrative expenses	11,329	10,675	9,380	9,882	9,121
	54,763	54,551	48,252	47,490	45,613
Loss from operations	(14,060)	(13,167)	(6,640)	(3,512)	(2,190)
Other income and expenses
Dividends and interest income	4,808	4,844	4,085	3,829	3,001
Other income	37	34	61	65	97
Interest expenses on margin loans	(651)	(422)	(284)	(224)	(230)
Interest expense on note payable collateralized by real estate	(95)	(100)	(88)	---	---
Interest and penalty (expense) expense reversal accrued for uncertain and unrecognized tax benefits	3,182	743	(112)	(96)	(537)
Capital gains on sales of marketable securities and others	---	---	---	4	---
Other-than temporary impairment losses on Investments	(4,560)	---	---	(376)	---
(Loss) income before taxes	(11,339)	(8,068)	(2,978)	(310)	141
Benefit from income taxes	19,540	7,150	1,935	1,120	490
Net income (loss)	$8,201	$(918)	$(1,043)	$810	$631
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746	1,380,746	1,380,746	1,380,746
Basic and diluted net income (loss) per share	$5.94	$(0.66)	$(0.76)	$0.59	$0.46

Comprehensive income (loss)
Net income (loss)	$8,201	$(918)	$(1,043)	$810	$631
Net change in unrealized appreciation of investments (net of taxes)	(5,823)	35,316	(2,214)	(8,811)	22,393
Reclassification adjustment of other-than-temporary impairment losses recognized in net income	3,350	---	---	230	---
Net change in comprehensive income (loss)	$5,728	$34,398	$(3,257)	$(7,771)	$23,024

	September 30
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Total assets	$263,998	$280,708	$225,446	$228,196	$243,877
Shareholders’ equity	162,916	159,741	125,343	128,600	136,371

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a software company, and (2) Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to bar members and the public, including efiling and a website to pay traffic citations online. These products are licensed to more than 500 organizations in 42 states and internationally.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and unrealized net (losses) gains on investments, net of taxes, as summarized below:

Comprehensive Income (Loss)
	Fiscal Year Ended September 30

	2018	2017	2016

Net income (loss)	$8,201,000	$(918,000)	$(1,043,000)
Net increase (decrease) in unrealized appreciation of investments (net of taxes)	(5,823,000)	35,316,000	(2,214,000)
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	3,350,000	---	---
	$5,728,000	$34,398,000	$(3,257,000)

Fiscal 2018 compared with fiscal 2017

Consolidated operating revenues were $40,703,000 and $41,384,000 for fiscal year ended September 30, 2018 and 2017, respectively. This decrease of $681,000 was primarily from (i) a $1,644,000 reduction in Journal Technologies’ consulting fees due to fewer go-lives in fiscal 2018 and (ii) a $168,000 reduction in The Traditional Business’s trustee sale notice and related service fee revenues and a $253,000 reduction in circulation revenues, partially offset by increased Journal Technologies’ license and maintenance fees of $1,188,000 and public service fees of $173,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 58% of the Company’s total operating revenues for both fiscal 2018 and fiscal 2017.

Consolidated operating expenses increased by $212,000 to $54,763,000 from $54,551,000. Total personnel costs increased by $2,083,000 (7%) to $33,832,000 from $31,749,000 primarily resulting from additional personnel costs for Journal Technologies. Outside services decreased by $265,000 (6%) to $4,287,000 from $4,552,000 mainly because of decreased contractor’s costs for Daily Journal. Depreciation and amortization costs, which included primarily the amortization of Journal Technologies’ intangible assets of $3,058,000 and $4,895,000 for fiscal 2018 and 2017, respectively, decreased by $1,908,000 to $3,678,000 from $5,586,000 mainly because all intangible assets became fully amortized during fiscal 2018. Other general and administrative expenses increased by $654,000 (6%) to $11,329,000 from $10,675,000 mainly because of increased rent expenses of $254,000 as we expanded the Colorado office and other computer related expenses of $372,000 for Journal Technologies.

The Company’s non-operating income, net of expenses, decreased by $2,378,000 (47%) to $2,721,000 from $5,099,000 primarily resulting from (i) the non-cash other-than-temporary impairment losses on investments of $4,560,000, partially offset by the capital gains on sales of marketable securities and others of $3,182,000, (ii) increases in the interest rate on the two acquisition margin loans of $229,000 and (iii) the prior year’s interest and penalty expense reversal of $743,000 for uncertain and unrecognized tax benefits.

During fiscal 2018, consolidated pretax loss was $11,339,000 as compared with $8,068,000 in the prior year. There was consolidated net income (after tax benefits) of $8,201,000 ($5.94 per share) for fiscal 2018 primarily due to tax benefits resulting from the December 2017 Tax Cuts and Jobs Act (the “Tax Act”) as compared with a net loss of $918,000 (-$0.66 per share) in the prior year. (See Taxes.)

At September 30, 2018, the aggregate fair market value of the Company’s marketable securities was $212,296,000. These securities had approximately $158,407,000 of unrealized gains before taxes of $42,151,000 and generated approximately $4,808,000 in dividends and interest income in fiscal 2018 which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Additional details about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)
For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2018	2017	2018		2017		2018		2017		2018	2017
Revenues
Advertising	$9,112	$9,104	$	---	$	---	$	---	$	---	$9,112	$9,104
Circulation	5,401	5,654		---		---		---		---	5,401	5,654
Advertising service fees and other	2,659	2,812		---		---		---		---	2,659	2,812
Licensing and maintenance fees	---	---		17,225		16,037		---		---	17,225	16,037
Consulting fees	---	---		2,832		4,476		---		---	2,832	4,476
Other public service fees	---	---		3,474		3,301		---		---	3,474	3,301
Total operating revenues	17,172	17,570		23,531		23,814		---		---	40,703	41,384
Operating expenses
Salaries and employee benefits	10,381	10,548		23,451		21,201		---		---	33,832	31,749
Amortization of intangible assets	---	---		3,058		4,895		---		---	3,058	4,895
Others	6,459	7,304		11,414		10,603		---		---	17,873	17,907
Total operating expenses	16,840	17,852		37,923		36,699		---		---	54,763	54,551
Income (loss) from operations	332	(282)		(14,392)		(12,885)		---		---	(14,060)	(13,167)

Dividends and interest income	---	---		---		---		4,808		4,844	4,808	4,844
Other income	---	22		---		---		37		12	37	34
Interest expenses on note payable collateralized by real estate	(95)	(100)		---		---		---		---	(95)	(100)
Interest expense on margin loans	---	---		---		---		(651)		(422)	(651)	(422)
Capital gains on sales of marketable securities and others	---	---		---		---		3,182		---	3,182	---
Other-than-temporary impairment losses on investments	---	---		---		---		(4,560)		---	(4,560)	---
Interest expense reversal for uncertain and unrecognized tax benefits	---	---		---		743		---		---	---	743
Pretax income (loss)	$237	$(360)		$(14,392)		$(12,142)		$2,816		$4,434	$(11,339)	$(8,068)

The Traditional Business

The Traditional Business segment’s pretax income increased by $597,000 to pretax income of $237,000 from a pretax loss of $360,000.

Advertising revenues increased by $8,000 to $9,112,000 from $9,104,000, primarily resulting from increases in conference revenues of $92,000 and net government notice advertising revenues of $65,000, partially offset by declines in trustee sale notice advertising revenues of $149,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 13% during the twelve months ended September 30, 2018 as compared to the prior year. Because this slowing is expected to continue, the Company expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues in fiscal 2019, and the Company’s print-based earnings will also likely decline significantly because it will be impractical for the Company to offset all revenue losses by expense reduction. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 88% of the total public notice advertising revenues in fiscal 2018. Public notice advertising revenues and related advertising and other service fees constituted about 21% of the Company’s total operating revenues for both fiscal 2018 and 2017. Because of this concentration, the Company’s revenues would be significantly adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as had been recently implemented in Arizona for one notice type that has represented approximately $500,000 in annual revenues for the Company. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 89% of The Traditional Business’ total circulation revenues, which declined by $253,000 to $5,401,000 from $5,654,000. The court rule and judicial profile services generated about 8% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased by $1,012,000 (6%) to $16,840,000 from $17,852,000, primarily due to decreased personnel and contractor costs.

Journal Technologies

Journal Technologies’ business segment pretax loss increased by $2,250,000 (19%) to $14,392,000 from $12,142,000, after recording the interest and penalty expense reversal of $743,000 for uncertain and unrecognized tax benefits in the prior year and including the amortization costs of intangible assets of $3,058,000 for fiscal 2018 and $4,895,000 for fiscal 2017.

Revenues decreased by $283,000 (1%) to $23,531,000 from $23,814,000 in the prior year. Licensing and maintenance fees increased by $1,188,000 (7%) to $17,225,000 from $16,037,000. Consulting fees decreased by $1,644,000 (37%) to $2,832,000 from $4,476,000. Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period. Other public service fees increased by $173,000 (5%) to $3,474,000 from $3,301,000 primarily due to an increase in the number of traffic tickets processed through Journal Technologies’ products.

Operating expenses increased by $1,224,000 (3%) to $37,923,000 from $36,699,000, primarily due to increased personnel costs.

Intangible assets, including customer relationships and developed technology from the fiscal 2013 acquisitions, were fully amortized on a straight-line basis over five years for financial statement purposes due to the short life cycle of technology on which customer relationships depend, and are being amortized over 15 years for tax purposes. Goodwill, which is not amortized for financial statement purposes, is amortized over 15 years for tax purposes. Goodwill represents the expected synergies in expanding the Company’s software business. Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation include the current year’s operating financial results before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. Journal Technologies is continuing to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Taxes

      The Tax Act reduced the maximum corporate income tax rate from 35% to 21%, effective January 1, 2018.  The Company has completed its review of the Tax Act.  The impact to its financial statements is as follows:  (i) current income tax expense or benefit is calculated using a blended rate of 24.28% pursuant to IRC Section 15, (ii) deferred tax expense includes a discrete net tax benefit of approximately $16 million resulting from a revaluation of deferred tax assets and liabilities to the expected tax rate that will be applied when temporary differences are expected to reverse, (iii) items that were expected to reverse during fiscal 2018 were valued at the blended rate of 24.28% while temporary differences that will reverse after fiscal 2018 were valued at the 21% rate, and (iv) approximately $20 million of the revaluation of deferred taxes relates to items that were initially recorded as accumulated other comprehensive income (“AOCI”).  This revaluation of approximately $20 million was recorded as a component of income tax expense or benefit in continuing operations.

During fiscal 2018, the Company recorded an income tax benefit of $19,540,000 on a pretax loss of $11,339,000.  The effective tax rate (before the discrete Tax Act item discussed above) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.

On a pretax loss of $8,068,000 for fiscal 2017, the Company recorded an income tax benefit of $7,150,000 which included a reversal of an accrued liability of approximately $2,665,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013.  The Internal Revenue Service concluded its examination of the Company’s fiscal 2014 income tax return with no proposed changes to the tax position that gave rise to this liability.  As a result, this liability was reversed along with the related accrued interest and penalty expense of $743,000.  In addition, a deferred tax liability, in the amount of $352,000, relating to temporary differences that would only exist if the uncertain tax position was never recognized, was reversed. The effective tax rate (before the discrete IRS item) was greater than the statutory rate mainly resulting from the dividends received deduction.  The Company’s effective tax rate was 172% and 89% for fiscal 2018 and 2017, respectively.

      The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2015 with regard to federal income taxes and fiscal 2013 for state income taxes.

Fiscal 2017 compared with fiscal 2016

Consolidated revenues were $41,384,000 and $41,612,000 for fiscal year ended September 30, 2017 and 2016, respectively. This decrease of $228,000 was primarily from the reduction in (i) The Traditional Business’s trustee sale notice and its related service fee revenues of $724,000 and (ii) Journal Technologies’ public service fees of $1,051,000 primarily due to a reduction in the number of traffic tickets processed through Journal Technologies’ products, partially offset by increased Journal Technologies’ license and maintenance fees of $1,279,000 and consulting fees of $391,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 58% and 56% of the Company’s total operating revenues for fiscal 2017 and 2016, respectively.

Consolidated operating expenses increased by $6,299,000 (13%) to $54,551,000 from $48,252,000, primarily resulting from additional personnel costs and services for Journal Technologies. Total personnel costs increased by $4,368,000 (16%) to $31,749,000 from $27,381,000. Outside services increased by $823,000 (22%) to $4,552,000 from $3,729,000 mainly because of increased contractors’ costs for Journal Technologies. Depreciation and amortization costs, which included primarily the amortization of Journal Technologies’ intangible assets of $4,895,000 for both fiscal 2017 and 2016, decreased by $123,000 to $5,586,000 from $5,709,000. Other general and administrative expenses increased by $1,295,000 (14%) to $10,675,000 from $9,380,000 mainly because of increased accounting and legal fees and other hosting service fees for Journal Technologies.

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

Additional details about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)
For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2017	2016	2017		2016		2017		2016		2017	2016
Revenues
Advertising	$9,104	$9,854	$	---	$	---	$	---	$	---	$9,104	$9,854
Circulation	5,654	5,912		---		---		---		---	5,654	5,912
Advertising service fees and other	2,812	2,651		---		---		---		---	2,812	2,651
Licensing and maintenance fees	---	---		16,037		14,758		---		---	16,037	14,758
Consulting fees	---	---		4,476		4,085		---		---	4,476	4,085
Other public service fees	---	---		3,301		4,352		---		---	3,301	4,352
Total operating revenues	17,570	18,417		23,814		23,195		---		---	41,384	41,612
Operating expenses
Salaries and employee benefits	10,548	9,997		21,201		17,384		---		---	31,749	27,381
Amortization of intangible assets	---	142		4,895		4,895		---		---	4,895	5,037
Others	7,304	7,101		10,603		8,733		---		---	17,907	15,834
Total operating expenses	17,852	17,240		36,699		31,012		---		---	54,551	48,252
(Loss) income from operations	(282)	1,177		(12,885)		(7,817)		---		---	(13,167)	(6,640)

Dividends and interest income	---	---		---		---		4,844		4,085	4,844	4,085
Other income	22	52		---		---		12		9	34	61
Interest expenses on note payable collateralized by real estate	(100)	(88)		---		---		---		---	(100)	(88)
Interest expense on margin loans	---	---		---		---		(422)		(284)	(422)	(284)
Interest expense reversal (accrual) for uncertain and unrecognized tax benefits	---	---		743		(112)		---		---	743	(112)
Pretax (loss) income	$(360)	$1,141		$(12,142)		$(7,929)		$4,434		$3,810	$(8,068)	$(2,978)

The Traditional Business

The Traditional Business segment’s pretax income decreased by $1,501,000 to a pretax loss of $360,000 from pretax income of $1,141,000.

Advertising revenues decreased by $750,000 to $9,104,000 from $9,854,000, primarily resulting from the declines in trustee sale notice advertising and its related service fee revenues of $724,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 25% during the twelve months ended September 30, 2017 as compared to the prior year. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 89% of the total public notice advertising revenues in fiscal 2017. Public notice advertising revenues and related advertising and other service fees constituted about 21% and 23% of the Company’s total operating revenues for fiscal 2017 and 2016, respectively.

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

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies. Additional details about each of the reportable segments and its corporate income and expenses is set forth below:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate		Total
Fiscal 2018
Revenues
Advertising, net	$9,112,000	$	---	$	---	$9,112,000
Circulation	5,401,000		---		---	5,401,000
Advertising service fees and other	2,659,000		---		---	2,659,000
Licensing and maintenance fees	---		17,225,000		---	17,225,000
Consulting fees	---		2,832,000		---	2,832,000
Other public service fees	---		3,474,000		---	3,474,000
Operating expenses	16,840,000		37,923,000		---	54,763,000
Income (loss) from operations	332,000		(14,392,000)		---	(14,060,000)
Dividends and interest income	---		---		4,808,000	4,808,000
Other income	---		---		37,000	37,000
Interest expense on note payable collateralized by real estate	(95,000)		---		---	(95,000)
Interest expense on margin loans	---		---		(651,000)	(651,000)
Capital gains on sales of marketable Securities and others	---		---		3,182,000	3,182,000
Other-than-temporary impairment losses on investments	---		---		(4,560,000)	(4,560,000)
Pretax (loss) income	237,000		(14,392,000)		2,816,000	(11,339,000)
Income tax benefit	490,000		695,000		18,355,000	19,540,000
Net (loss) income	727,000		(13,697,000)		21,171,000	8,201,000
Total assets	19,602,000		29,885,000		214,511,000	263,998,000
Capital expenditures	212,000		---		---	212,000
Amortization of intangible assets	---		3,058,000		---	3,058,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate		Total
Fiscal 2017
Revenues
Advertising, net	$9,104,000	$	---	$	---	$9,104,000
Circulation	5,654,000		---		---	5,654,000
Advertising service fees and other	2,812,000		---		---	2,812,000
Licensing and maintenance fees	---		16,037,000		---	16,037,000
Consulting fees	---		4,476,000		---	4,476,000
Other public service fees	---		3,301,000		---	3,301,000
Operating expenses	17,852,000		36,699,000		---	54,551,000
Loss from operations	(282,000)		(12,885,000)		---	(13,167,000)
Dividends and interest income	---		---		4,844,000	4,844,000
Other income	22,000		---		12,000	34,000
Interest expense on note payable collateralized by real estate	(100,000)		---		---	(100,000)
Interest expense on margin loans	---		---		(422,000)	(422,000)
Interest and penalty expense reversal for uncertain and unrecognized tax benefits	---		743,000		---	743,000
Pretax (loss) income	(360,000)		(12,142,000)		4,434,000	(8,068,000)
Income tax benefit (expense)	(2,000)		7,910,000		(758,000)	7,150,000
Net (loss) income	(362,000)		(4,232,000)		3,676,000	(918,000)
Total assets	16,606,000		33,461,000		230,641,000	280,708,000
Capital expenditures	160,000		93,000		---	253,000
Amortization of intangible assets	---		4,895,000		---	4,895,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate		Total
Fiscal 2016
Revenues
Advertising, net	$9,854,000	$	---	$	---	$9,854,000
Circulation	5,912,000		---		---	5,912,000
Advertising service fees and other	2,651,000		---		---	2,651,000
Licensing and maintenance fees	---		14,758,000		---	14,758,000
Consulting fees	---		4,085,000		---	4,085,000
Other public service fees	---		4,352,000		---	4,352,000
Operating expenses	17,240,000		31,012,000		---	48,252,000
Income (loss) from operations	1,177,000		(7,817,000)		---	(6,640,000)
Dividends and interest income	---		---		4,085,000	4,085,000
Other income	52,000		---		9,000	61,000
Interest expense on note payable collateralized by real estate	(88,000)		---		---	(88,000)
Interest expense on margin loans	---		---		(284,000)	(284,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(112,000)		---	(112,000)
Pretax income (loss)	1,141,000		(7,929,000)		3,810,000	(2,978,000)
Income tax benefit (expense)	(530,000)		3,140,000		(675,000)	1,935,000
Net income (loss)	611,000		(4,789,000)		3,135,000	(1,043,000)
Total assets	17,644,000		39,786,000		168,016,000	225,446,000
Capital expenditures, including purchase of Logan building	3,662,000		117,000		---	3,779,000
Amortization of intangible assets	142,000		4,895,000		---	5,037,000

        During fiscal 2018, 2017 and 2016, the Traditional Business had total operating revenues of $17,172,000, $17,570,000 and $18,417,000 of which $11,771,000, $11,916,000 and $12,505,000, respectively, were recognized after services were provided while $5,401,000, $5,654,000 and $5,912,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for the Company’s software business were $23,531,000, $23,814,000 and $23,195,000, of which $7,437,000, $8,618,000 and $9,735,000, respectively, were recognized upon completion of services while $16,094,000, $15,196,000 and $13,460,000, respectively, were recognized ratably over the subscription periods.

       Approximately 58% of the Company’s revenues during fiscal 2018 were derived from Journal Technologies, as compared with 58% and 56% in the prior two years. In addition, the Company’s revenues have been primarily from the United States, with approximately 1% from foreign countries. Journal Technologies’ revenues are all from governmental agencies.

The following table sets forth certain deferred obligations from October 1, 2017 through September 30, 2018:

	Beginning Balance	Addition	Recognized	Ending Balance

Deferred subscriptions	$3,284,000	$5,291,000	$(5,401,000)	$3,174,000
Deferred installation contracts	5,072,000	1,445,000	(3,963,000)	2,554,000
Deferred maintenance agreements and others	10,201,000	20,255,000	(16,094,000)	14,362,000

Disclosure of Contractual Obligations

The following table sets forth certain contractual obligations as of September 30, 2018:

Contractual Obligations (000)

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Real estate loan	$121	$259	$285	$1,291	$1,956
Obligations under operating leases	848	350	---	---	1,198
Long-term accrued liabilities *	---	26	16	128	170
	$969	$635	$301	$1,419	$3,324

* The long-term accrued liabilities for the Management Incentive Plan are discounted to the present value using a discount rate of 6%.

In addition, during fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. These investment margin account borrowings do not mature. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2018 was 2.50%, an increase of .75% in interest rate during fiscal 2018 as compared with 1.75% after the same interest rate increase of .75% during fiscal 2017. During fiscal 2016, there was an interest rate increase of .25%. Prior to fiscal 2016, there had been no change to the interest rate which was at .75% since December 2012.

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

Liquidity and Capital Resources

During fiscal 2018, the Company’s cash and cash equivalents and marketable security positions decreased by $11,052,000 to $221,597,000 after the sale of the bonds for $8,125,000 with a capital gain of $3,180,000. Cash and cash equivalents were used for the purchase of capital assets of $212,000 and for operating activities of $1,881,000, which included a net decrease of $555,000 in accounts receivable and a net increase of $1,533,000 in deferred subscriptions, deferred installation contracts and deferred maintenance agreements and others.

The investments in marketable securities, which had a market value of about $212,296,000 at September 30, 2018, had approximately $158,407,000 of unrealized gains before estimated taxes of $42,151,000 and generated approximately $4,808,000 in dividends and interest income.

Cash flows from operating activities increased by $770,000 during fiscal 2018 as compared to the prior year primarily resulting from decreases in accounts receivable of $1,206,000 because of more customer payments. The net cash used in operating activities of $1,881,000 included net increases of $1,533,000 in deferred subscriptions, deferred installation contracts and deferred maintenance agreements and others.

As of September 30, 2018, the Company had working capital of $199,971,000, including the liabilities for deferred subscriptions, deferred installation and maintenance agreements and others of $19,914,000, which are scheduled to be earned within one year.

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

As of September 30, 2018, the investments were concentrated in just six companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and, under certain circumstances, in the recognition of impairment losses in the Company’s income statement (such as the other-than-temporary impairment losses of $4,560,000 recognized during this year).

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that revenue recognition, accounting for software costs, fair value measurement and disclosures (including for the long-term Incentive Plan liabilities), testing for goodwill impairment, income taxes and segment reporting are critical accounting policies and estimates.

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

Journal Technologies contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. Most are one-transaction contracts. These current subscription-type contract revenues include (i) implementation consulting fees to configure the system to go-live, (ii) subscription software license, maintenance (including updates and upgrades) and support fees, and (iii) third-party hosting fees when used. Revenues for consulting are recognized at point of delivery (go-live) upon completion of services, and subscription and advertising revenues are recognized ratably (using the output method based on time-elapsed). These contracts include assurance warranty provisions for limited periods and do not include financing terms. For some contracts, the Company acts as a principal with respect to certain services, such as data conversion, interfaces and hosting that are provided by third-parties, and recognizes such revenues on a gross basis. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery (go-live), and maintenance revenues are recognized ratably after the go-live. Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can efile cases and pay traffic citations and other fees.

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

ASC 820, Fair Value Measurement and Disclosures, requires the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of its investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company made no transfers in and out of Level 1 and Level 2 measurements in fiscal years 2018, 2017 and 2016. During that time all of the Company’s investments have been quoted on public markets and, therefore, all fair value calculations have been based on Level 1 measurements. The estimated Incentive Plan’s future commitment is calculated based on an average of the prior year (fiscal 2017) and the current year’s pretax earnings before certain items, discounted to the present value at 6% since each granted Incentive Plan Unit will expire over its remaining life term of up to 10 years.

The Company analyzes goodwill for possible impairment under ASC 350, Intangibles – Goodwill and Other, annually or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation for the reporting units include current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. In addition, ASC 2011-08, Testing Goodwill for Impairment, allows for the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If it is determined based on qualitative factors that there is no impairment to goodwill, then the fair value of a reporting unit is not needed. If a quantitative analysis is required and the unit’s carrying amount exceeds its fair value, then the second step is performed to measure the amount of potential impairment. The Company’s annual goodwill impairment analysis in 2018 did not result in an impairment charge based on the qualitative assessment using the above-mentioned considered factors for potential goodwill impairment.

ASC 740, Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. This accounting guidance also prescribes recognition thresholds and measurement attributes for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations and its deferred tax liabilities related to the unrealized net gains on investments. See Note 3 of Notes to Consolidated Financial Statements for further discussion.

ASC 280-10, Segment Reporting, defines an operating segment as a component of a public entity that has discrete financial information that is evaluated regularly by the Company’s Chief Executive Officer to decide how to allocate resources and to assess performance. In accordance with ASC 280-10, the Company has two reportable business segments which are: (i) The Traditional Business and (ii) Journal Technologies.

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2018 was 2.50%, an increase of .75% in interest rate during fiscal 2018 as compared with 1.75% after the same interest rate increase of .75% during fiscal 2017. During fiscal 2016, there was an interest rate increase of .25%. Prior to fiscal 2016, there had been no change to the interest rate which was at .75% since December 2012. The Company was not subject to any significant interest rate risk during such period.

Foreign Currency Risk

The Company holds foreign marketable securities based in the South Korean Won and Hong Kong Dollar that are subject to risk associated with changes in the exchange rates of these currencies against the United States Dollar. The fair value of the foreign marketable security held in South Korean Won was $10,249,000 with an adjusted cost of $10,249,000 (after the other-than-temporary impairment losses of $4,560,000) and $11,724,000 with an adjusted cost of $14,810,000 as of September 30, 2018 and 2017, respectively. The exchange rate of the South Korean Won against the United States Dollar was $0.00090 and $0.00087 at September 30, 2018 and 2017, respectively. The fair value of the foreign marketable security held in Hong Kong Dollars was $42,587,000 with an adjusted cost of $14,710,000 and $55,000,000 with an adjusted cost of $14,710,000 as of September 30, 2018 and 2017, respectively. The exchange rate of the Hong Kong Dollar against the United States Dollar was $0.12780 and $0.12803 at September 30, 2018 and 2017, respectively.

Equity Price Risk

The Company owns marketable securities and is subject to equity price risk. The following table summarizes our equity securities with significant equity price risk as of September 30, 2018 and 2017. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates are also shown. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Indeed, results could be far better or worse due both to the nature of equity markets and the aforementioned concentration in our equity investment portfolio.

Equity Price Risk (000)

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
September 30, 2018
Equity securities	$212,296	30% increase	$275,985	39% increase
		30% decrease	148,607	39% decrease
September 30, 2017
Equity securities	$220,973	30% increase	$287,265	41% increase
		30% decrease	154,681	41% decrease

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Daily Journal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation (the Company) as of September 30, 2018 and 2017, the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated December 12, 2018 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 \s\ Squar Milner LLP

We have served as the Company's auditor since 2016.

Los Angeles, California

December 12, 2018

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	September 30
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$9,301,000	$3,384,000
Marketable securities at fair value, including common stocks of $212,296,000 and bonds of $0 at September 30, 2018 and common stocks of $220,973,000 and bonds of $8,292,000 at September 30, 2017	212,296,000	229,265,000
Accounts receivable, less allowance for doubtful accounts of $200,000 at September 30, 2018 and September 30, 2017	4,803,000	5,358,000
Inventories	46,000	40,000
Prepaid expenses and other current assets	512,000	798,000
Income tax receivable	270,000	909,000
Total current assets	227,228,000	239,754,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,422,000	16,396,000
Furniture, office equipment and computer software	2,877,000	2,724,000
Machinery and equipment	1,749,000	1,799,000
	21,048,000	20,919,000
Less accumulated depreciation	(9,828,000)	(9,292,000)
	11,220,000	11,627,000
Intangibles, net	---	3,058,000
Goodwill	13,400,000	13,400,000
Deferred income taxes - Federal	9,269,000	10,652,000
Deferred income taxes - State	2,881,000	2,217,000
	$263,998,000	$280,708,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,820,000	$3,049,000
Accrued liabilities	4,402,000	3,112,000
Note payable collateralized by real estate	121,000	115,000
Deferred subscriptions	3,174,000	3,284,000
Deferred installation contracts	2,554,000	5,072,000
Deferred maintenance agreements and others	14,186,000	9,442,000
Total current liabilities	27,257,000	24,074,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Note payable collateralized by real estate	1,835,000	1,956,000
Deferred maintenance agreements	176,000	759,000
Accrued liabilities	170,000	135,000
Deferred income taxes	42,151,000	64,550,000
Total long term liabilities	73,825,000	96,893,000

Commitments and contingencies (Notes 4 and 5)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at September 30, 2018 and September 30, 2017	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	45,361,000	57,150,000
Accumulated other comprehensive income	115,786,000	100,822,000
Total shareholders' equity	162,916,000	159,741,000
	$263,998,000	$280,708,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2018	2017	2016
Revenues
Advertising, net	$9,112,000	$9,104,000	$9,854,000
Circulation	5,401,000	5,654,000	5,912,000
Advertising service fees and other	2,659,000	2,812,000	2,651,000
Licensing and maintenance fees	17,225,000	16,037,000	14,758,000
Consulting fees	2,832,000	4,476,000	4,085,000
Other public service fees	3,474,000	3,301,000	4,352,000
	40,703,000	41,384,000	41,612,000
Costs and expenses
Salaries and employee benefits	33,832,000	31,749,000	27,381,000
Outside services	4,287,000	4,552,000	3,729,000
Postage and delivery expenses	857,000	1,112,000	1,141,000
Newsprint and printing expenses	780,000	877,000	912,000
Depreciation and amortization	3,678,000	5,586,000	5,709,000
Other general and administrative expenses	11,329,000	10,675,000	9,380,000
	54,763,000	54,551,000	48,252,000
Loss from operations	(14,060,000)	(13,167,000)	(6,640,000)
Other income (expenses)
Dividends and interest income	4,808,000	4,844,000	4,085,000
Other income	37,000	34,000	61,000
Interest expense on note payable collateralized by real estate	(95,000)	(100,000)	(88,000)
Interest expense on margin loans	(651,000)	(422,000)	(284,000)
Interest and penalty expense reversal (accrual) for uncertain and unrecognized tax benefits	---	743,000	(112,000)
Capital gains on sales of marketable securities and others	3,182,000	---	---
Other-than-temporary impairment losses on investments	(4,560,000)	---	---
Loss before taxes	(11,339,000)	(8,068,000)	(2,978,000)
Benefit from income taxes	19,540,000	7,150,000	1,935,000
Net income (loss)	$8,201,000	$(918,000)	$(1,043,000)
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$5.94	$(0.66)	$(0.76)

Comprehensive income (loss)
Net income (loss)	$8,201,000	$(918,000)	$(1,043,000)
Net change in unrealized appreciation of investments (net of tax benefits of $1,258,000 for fiscal 2018; net of taxes of $22,300,000 for fiscal 2017, and net of tax benefits of $1,028,000 for fiscal 2016)	(5,823,000)	35,316,000	(2,214,000)
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes of $1,210,000, $0 and $0 for fiscal 2018, 2017 and 2016, respectively)	3,350,000	---	---
	$5,728,000	$34,398,000	$(3,257,000)

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 2015	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$59,111,000	$67,720,000	$128,600,000
Net loss	---	---	---	---	---	(1,043,000)	---	(1,043,000)
Unrealized losses on investments, net	---	---	---	---	---	---	(2,214,000)	(2,214,000)
Balance at September 30, 2016	1,805,053	18,000	(424,307)	(4,000)	1,755,000	58,068,000	65,506,000	125,343,000
Net loss	---	---	---	---	---	(918,000)	---	(918,000)
Unrealized gains on investments, net	---	---	---	---	---	---	35,316,000	35,316,000
Balance at September 30, 2017	1,805,053	18,000	(424,307)	(4,000)	1,755,000	57,150,000	100,822,000	159,741,000
Net income	---	---	---	---	---	8,201,000	---	8,201,000
Unrealized losses on investments, net	---	---	---	---	---	---	(5,823,000)	(5,823,000)
Sale of bond investments (net of taxes)	---	---	---	---	---	---	(2,553,000)	(2,553,000)
Reclassification of stranded tax effects	---	---	---	---	---	(19,990,000)	19,990,000	---
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	---	---	---	---	---	---	3,350,000	3,350,000

Balance at September 30, 2018	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$45,361,000	$115,786,000	$162,916,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017	2016
Cash flows from operating activities
Net (loss) income	$8,201,000	$(918,000)	$(1,043,000)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	3,678,000	5,586,000	5,709,000
Gains on sales of marketable securities	(3,182,000)	---	---
Deferred income taxes	(19,241,000)	(4,574,000)	(1,637,000)
Discount earned on bonds	---	(3,000)	(3,000)
Other-than-temporary impairment losses on investments	4,560,000	---	---
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	555,000	(651,000)	966,000
Inventories	(6,000)	1,000	7,000
Prepaid expenses and other assets	286,000	2,000	(116,000)
Income tax receivable	639,000	(19,000)	(125,000)
Increase (decrease) in liabilities
Accounts payable	(229,000)	405,000	(1,568,000)
Accrued liabilities	1,325,000	(143,000)	(209,000)
Income taxes	---	(2,723,000)	(268,000)
Deferred subscription	(110,000)	(118,000)	(72,000)
Deferred installation contracts	(2,518,000)	(2,268,000)	(1,284,000)
Deferred maintenance agreements and others	4,161,000	2,772,000	867,000
Net cash (used in) provided by operating activities	(1,881,000)	(2,651,000)	1,224,000

Cash flows from investing activities
Sales of marketable securities	8,125,000	---	---
Purchases of marketable securities	---	(5,013,000)	(3,832,000)
Purchases of property, plant and equipment, including the Logan Utah office building in fiscal 2016	(212,000)	(253,000)	(3,779,000)
Net cash provided by (used in) investing activities	7,913,000	(5,266,000)	(7,611,000)

Cash flows from financing activities
Note payable collateralized by real estate	---	---	2,260,000
Payment of loan principal	(115,000)	(110,000)	(79,000)
Net cash (used in) provided by financing activities	(115,000)	(110,000)	2,181,000

Increase (decrease) in cash and cash equivalents	5,917,000	(8,027,000)	(4,206,000)

Cash and cash equivalents
Beginning of year	3,384,000	11,411,000	15,617,000
End of year	$9,301,000	$3,384,000	$11,411,000

Interest paid during year	$736,000	$516,000	$361,000
Income taxes refunded during year	$(1,077,000)	$(3,000)	$(13,000)

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

The Company maintains the reserve account for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate or its judgments about their abilities to pay are incorrect, additional allowances might be required and its results of operations could be materially affected.

Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in marketable securities, all categorized as “available-for-sale” and stated at fair market value, with the unrealized gains and losses, net of taxes, reported in “Accumulated other comprehensive income” (AOCI) in the accompanying consolidated balance sheets. The unrealized gains and losses included in AOCI represent changes in the fair value of the investments due to changes in both market prices and foreign currency exchange rates. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures. At September 30, 2018, the aggregate fair market value of the Company’s marketable securities was $212,296,000. These investments had approximately $158,407,000 of net unrealized gains before taxes of $42,151,000. Most of the unrealized net gains were in the common stocks of three U.S. financial institutions.   At September 30, 2017, the Company had marketable securities at fair market value of approximately $229,265,000, including approximately $165,872,000 of unrealized net gains before taxes of $64,550,000.

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

Investment in Financial Instruments

	September 30, 2018			September 30, 2017
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$212,296,000	$53,889,000	$158,407,000	$220,973,000	$58,449,000	$162,524,000
Bonds	---	---	---	8,292,000	4,944,000	3,348,000
	$212,296,000	$53,889,000	$158,407,000	$229,265,000	$63,393,000	$165,872,000

The Company performed separate evaluations for equity securities with a fair value at September 30, 2018 and 2017 below cost to determine if the unrealized losses were other-than-temporary. This evaluation considered a number of factors including, but not limited to, the financial condition and near term prospects of the issuer, the Company’s ability and intent to hold the securities until fair value recovers, and the length of time and extent to which the fair value had been less than cost. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management and portfolio objectives. As of September 30, 2018, the Company concluded that the unrealized losses related to the marketable securities of one issuer were other-than-temporary and thus recorded impairment losses of $4,560,000 ($3,350,000 net of taxes). U.S. GAAP requires that the Company recognize other-than-temporary impairment losses in earnings rather than in accumulated comprehensive income when the security prices remain below cost for a period of time that may be deemed excessive even in instances where the Company possesses the ability and intent to hold the security. In fiscal 2017, there were no other-than-temporary impairment losses related to the marketable securities.

Intangible Assets: At September 30, 2018 and 2017, intangible assets were composed of (i) customer relationships of $0 and $2,776,000 (net of the accumulated amortization expenses of $21,950,000 and $19,174,000), respectively, and (ii) developed technology of $0 and $282,000 (net of accumulated amortization expenses of $2,525,000 and $2,243,000), respectively. These intangible assets were being amortized over five years based on their estimated useful lives. All intangible assets became fully amortized as of September 30, 2018. Intangible amortization expense was $3,058,000, $4,895,000 and $5,037,000 for fiscal 2018, 2017 and 2016, respectively.

Intangible Assets

	September 30, 2018						September 30, 2017
	Customer Relationships		Developed Technology		Total		Customer Relationships	Developed Technology	Total

Gross intangible		$21,950,000		$2,525,000		$24,475,000	$21,950,000	$2,525,000	$24,475,000
Accumulated amortization		(21,950,000)		(2,525,000)		(24,475,000)	(19,174,000)	(2,243,000)	(21,417,000)
	$	---	$	---	$	---	$2,776,000	$282,000	$3,058,000

Goodwill:    The Company accounts for goodwill in accordance with ASC 350, Intangibles — Goodwill and Other. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. The goodwill amount reported in the consolidated balance sheets relates only to Journal Technologies. The Company performed qualitative assessments for Journal Technologies and determined there were no substantive changes during the current year and no indication of impairment. In making this assessment, the Company only considered Journal Technologies’ assets and their revenue generating abilities as required by ASC 350. Goodwill represents the expected synergies in expanding the Company’s software business. Considered factors for potential goodwill impairment evaluation include the current year’s operating financial results before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. As of September 30, 2018 and 2017, there was goodwill of $13,400,000.

Prepaid Expenses and Other Current Assets:  Included in other assets were in-progress installation service costs of $0 and $350,000 as of September 30, 2018 and 2017, respectively, for the legacy projects from the fiscal 2013 acquisitions for which revenues had not been recognized and were deferred.

Inventories: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current net realizable value.

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost or fair value for assets acquired in business combinations. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2018, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes. Depreciation and amortization expenses were $620,000, $691,000 and $672,000 for fiscal 2018, 2017 and 2016, respectively.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were no such impairments identified during fiscal 2018 and 2017.

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

Revenue Recognition:

The Company recognizes revenues in accordance with the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which it adopted effective October 1, 2017, using the modified retrospective method. (See “Accounting Standards Adopted in Fiscal 2018 ”.)

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

Approximately 58%, 58% and 56% of the Company’s revenues in fiscal 2018, 2017 and 2016, respectively, were derived from sales of software licenses, annual software licenses, maintenance and support agreements and consulting services that typically include implementation and training.

The change in allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Accounts Charged off less Recoveries	Balance at End of Year
Fiscal 2018
Allowance for doubtful accounts	$200,000	$6,000	$(6,000)	$200,000
Fiscal 2017
Allowance for doubtful accounts	$200,000	$33,000	$(33,000)	$200,000
Fiscal 2016
Allowance for doubtful accounts	$250,000	$5,000	$(55,000)	$200,000

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

 Certificate interests entitled participants to receive 6.09%, 5.12% and 4.49% (amounting to $367,400, $268,250 and $271,350, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and certain other items, 8.72%, 8.53% and 8.30% (amounting to $0, $0 and $0 for fiscal 2018, 2017 and 2016, respectively) for Journal Technologies and 8.2%, 8.2% and 8.2% (amounting to $0, $0 and $0, respectively) for Daily Journal consolidated in fiscal 2018, 2017 and 2016, respectively. The Company accrued $170,000 and $135,000 as of September 30, 2018 and 2017, respectively, for the Plan’s future commitment for those who will still have Certificates at the age of 65. This future commitment included an increase in the accrual in fiscal 2018 of $35,000 or $.03 per outstanding share on an adjusted pretax basis as compared with an increase in fiscal 2017 of $75,000 or $.06 per outstanding share, in each case due to increased estimated future pretax income. The estimated Incentive Plan’s future commitment is calculated based on an average of the past year and the current year pretax earnings before certain items, discounted to the present value at 6% since each granted Certificate will expire over its remaining life term of up to 10 years.

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

Net (loss) income per common share:   The net (loss) income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,380,746 for fiscal 2018, 2017 and 2016. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

Accounting Standards Adopted in Fiscal 2018

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The Company adopted this guidance effective October 1, 2017 and concluded that it has no significant impact on the Company’s financial condition, results of operations or disclosures because it is simply a reclassification of current deferred taxes to non-current deferred taxes with an itemization of federal and state deferred taxes.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which requires that revenues be recognized in an amount reflecting the consideration an entity expects to receive in exchange for those goods or services when a customer obtains control of promised goods or services. The Company elected to adopt ASC Topic 606 early effective October 1, 2017 using the modified retrospective method.

The Company has concluded that the adoption of the ASC Topic 606 in fiscal 2018 had no significant impact on the Company’s financial condition or results of operations. For the Company’s traditional publishing business (the “Traditional Business”), revenue recognition related to advertising, circulation, and advertising service fees remains unchanged. For the Journal Technologies’ software business, the Company previously utilized the completed performance method of accounting, pursuant to which the Company did not recognize revenues for implementation services or licenses, maintenance, support and hosting services until after the services were performed and accepted by the customer (final go-live), due to the fact that the customer’s acceptance was typically unpredictable and reliable estimates of the progress towards completion could not be made. In addition, maintenance services were recognized over the term of the maintenance period. Thus, the Company’s past revenue recognition policy was already in conformity with ASU Topic 606, which calls for revenue recognition at the point of delivery when a performance obligation is fulfilled. Consequently, the Company believes there are no required material retrospective or accumulated catch-up adjustments with respect to prior years’ financial figures, as revenues have been recognized consistently in the same manner throughout the comparative reporting periods.

New Accounting Pronouncements:

In January 2016, FASB issued “ASU” No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments and applies to all entities that hold financial assets or owe financial liabilities. It requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for public business with fiscal years beginning after December 15, 2017, including interim periods within that annual period, which is the Company’s fiscal 2019. The Company has adopted this guidance effective October 1, 2018 and concluded that it may have a significant impact on the Company’s financial condition, results of operations or disclosures, depending on the market price fluctuations of the invested marketable securities.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires that all leases be recognized by lessees on the balance sheet through a right-of-use asset and corresponding lease liability, including today’s operating leases. This standard is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is the Company’s fiscal year 2020. The Company plans to begin its assessment in fiscal 2019 to evaluate what impact, if any, the adoption of this ASU may have on its financial condition, results of operations or disclosures.

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

3. INCOME TAXES

The benefit from income taxes consists of the following:

	2018	2017	2016
Current:
Federal	$(209,000)	$(2,570,000)	$(268,000)
State	(90,000)	(6,000)	(30,000)
	(299,000)	(2,576,000)	(298,000)
Deferred:
Federal	(18,577,000)	(3,854,000)	(1,369,000)
State	(664,000)	(720,000)	(268,000)
	(19,241,000)	(4,574,000)	(1,637,000)
	$(19,540,000)	$(7,150,000)	$(1,935,000)

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2018	2017	2016

Statutory federal income tax rate	24.3%	34.0%	34.0%
State franchise taxes (net of federal tax benefit)	5.7	6.2	5.2
Revalue of deferred taxes due to federal rate change	176.0	---	---
Effect of federal rate change on beginning net deferred tax liabilities	(34.0)	---	---
Business meals/gifts/other permanent differences	(0.4)	(0.8)	(2.3)
Domestic production activity deduction and deferred revenue	(0.9)	---	---
Dividends received deduction	5.8	10.0	24.5
Reversal of uncertain and unrecognized tax position	---	37.6	---
Penalties for uncertain and unrecognized tax benefits	---	2.0	---
Prior year true-up	(1.8)	1.0	(2.0)
Foreign tax credits	---	2.0	4.0
Effect of state rate change on beginning balance of deferred tax liabilities	(0.7)	(0.3)	1.4
Others	(1.7)	(3.0)	0.2
Effective tax rate	172.3%	88.7%	65.0%

The Company’s deferred income tax assets and liabilities were comprised of the following:

	2018	2017
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$(106,000)	$(69,000)
Impairment losses on investments	2,215,000	1,376,000
Bad debt reserves not yet deductible	42,000	62,000
Depreciation and amortization	4,446,000	5,977,000
Deferred revenues	745,000	1,431,000
Net operating losses	4,643,000	3,100,000
Credits and other	455,000	1,303,000
Total deferred tax assets	12,440,000	13,180,000

Deferred tax liabilities attributable to:
Unrealized gains on investments	(42,151,000)	(64,550,000)
Goodwill	(290,000)	(311,000)
Total deferred tax liabilities	(42,441,000)	(64,861,000)
Net deferred income taxes	$(30,001,000)	$(51,681,000)

The Tax Act reduced the maximum corporate income tax rate from 35% to 21%, effective January 1, 2018.  The Company has completed its review of the Tax Act.  The impact to its financial statements is as follows:  (i) current income tax expense or benefit is calculated using a blended rate of 24.28% pursuant to IRC Section 15, (ii) deferred tax expense includes a discrete net tax benefit of approximately $16 million resulting from a revaluation of deferred tax assets and liabilities to the expected tax rate that will be applied when temporary differences are expected to reverse, (iii) items that were expected to reverse during fiscal 2018 were valued at the blended rate of 24.28% while temporary differences that will reverse after fiscal 2018 were valued at the 21% rate, and (iv) approximately $20 million of the revaluation of deferred taxes relates to items that were initially recorded as accumulated other comprehensive income (“AOCI”).  This revaluation of approximately $20 million was recorded as a component of income tax expense or benefit in continuing operations.

During fiscal 2018, the Company recorded an income tax benefit of $19,540,000 on a pretax loss of $11,339,000.  The effective tax rate (before the discrete Tax Act item discussed above) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.

On a pretax loss of $8,068,000 for fiscal 2017, the Company recorded an income tax benefit of $7,150,000 which included a reversal of an accrued liability of approximately $2,665,000 for uncertain and unrecognized tax benefits relating to an acquisition in fiscal 2013.  The Internal Revenue Service (“IRS”) concluded its examination of the Company’s fiscal 2014 income tax return with no proposed changes to the tax position that gave rise to this liability.  As a result, this liability was reversed along with the related accrued interest and penalty expense of $743,000.  In addition, a deferred tax liability, in the amount of $352,000, relating to temporary differences that would only exist if the uncertain tax position was never recognized, was reversed. The effective tax rate (before the discrete IRS item) was greater than the statutory rate mainly resulting from the dividends received deduction.

On a pretax loss of $2,978,000 for fiscal 2016, the Company recorded an income tax benefit of $1,935,000.  The effective tax rate was greater than the statutory rate mainly resulting from the dividends received deduction.  The Company’s effective tax rate was 172%, 89% and 65% for fiscal 2018, 2017 and 2016, respectively.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2015 with regard to federal income taxes and fiscal 2013 for state income taxes.

The Company has federal and state income tax net operating losses (“NOLs”). A portion of the fiscal 2017 federal and state NOLs were carried back to previous years. As of September 30, 2018, the Company had federal, California and other state NOL carryforwards of $18.5 million, $6.2 million and 4.3 million, respectively. These NOLs will expire at various dates from fiscal 2036 through 2038, as follows:

Fiscal year ended	Federal NOL	California NOL		Other State NOL
	(in millions)
September 30, 2036	$.8	$	---	$	---
September 30, 2037	6.5		.7		1.5
September 30, 2038	11.2		5.5		2.8

The Company believes it is more likely than not that the benefit of these NOLs will be realized in the future. Consequently, the Company has not provided a valuation allowance.

4. DEBTS AND COMMITMENTS

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2018 was 2.50%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $1.96 million as of September 30, 2018.

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through fiscal 2021. During fiscal 2014, the Company renewed its office lease for its San Francisco office for five years to end on October 31, 2019 with a current monthly rent of approximately $28,000 for about 6,200 square feet. Beginning in fiscal 2017, the Company leased approximately 9,800 square feet of office space (expiring in August 2020) in Englewood, Colorado, for a monthly rent of approximately $21,000.

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses for fiscal years 2018, 2017 and 2016 were $996,000, $742,000 and $745,000, respectively.

The following table represents the Company’s future obligations:

	Payments due by Fiscal Year
	2019	2020	2021	2022	2023	2024 and after	Total
Real estate loan	$121,000	$126,000	$133,000	$139,000	$146,000	$1,291,000	$1,956,000
Obligations under operating leases	848,000	331,000	19,000	---	---	---	1,198,000
Long-term accrued liabilities*	---	20,000	6,000	4,000	12,000	128,000	170,000
	$969,000	$477,000	$158,000	$143,000	$158,000	$1,419,000	$3,324,000

* The long-term accrued liabilities for the Management Incentive Plan are discounted to the present value using a discount rate of 6%.

5. CONTINGENCIES

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. REPORTABLE SEGMENTS

An operating segment is defined as a component of an enterprise which has discrete financial information that is evaluated regularly by the Company’s Chief Executive Officer to decide how to allocate resources and to access performance.

In accordance with ASC 280-10, Segment Reporting, the Company has two segments of business. The Company’s reportable segments are: (i) The Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated.

Summarized financial information concerning the Company’s reportable segments and Corporate income and expenses is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate		Total
Fiscal 2018
Revenues
Advertising, net	$9,112,000	$	---	$	---	$9,112,000
Circulation	5,401,000		---		---	5,401,000
Advertising service fees and other	2,659,000		---		---	2,659,000
Licensing and maintenance fees	---		17,225,000		---	17,225,000
Consulting fees	---		2,832,000		---	2,832,000
Other public service fees	---		3,474,000		---	3,474,000
Operating expenses	16,840,000		37,923,000		---	54,763,000
Income (loss) from operations	332,000		(14,392,000)		---	(14,060,000)
Dividends and interest income	---		---		4,808,000	4,808,000
Other income	---		---		37,000	37,000
Interest expense on note payable collateralized by real estate	(95,000)		---		---	(95,000)
Interest expense on margin loans	---		---		(651,000)	(651,000)
Capital gains on sales of marketable securities and others	---		---		3,182,000	3,182,000
Other-than-temporary impairment losses on investments	---		---		(4,560,000)	(4,560,000)
Pretax (loss) income	237,000		(14,392,000)		2,816,000	(11,339,000)
Income tax benefit	490,000		695,000		18,355,000	19,540,000
Net (loss) income	727,000		(13,697,000)		21,171,000	8,201,000
Total assets	19,602,000		29,885,000		214,511,000	263,998,000
Capital expenditures	212,000		---		---	212,000
Amortization of intangible assets	---		3,058,000		---	3,058,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate		Total
Fiscal 2017
Revenues
Advertising, net	$9,104,000	$	---	$	---	$9,104,000
Circulation	5,654,000		---		---	5,654,000
Advertising service fees and other	2,812,000		---		---	2,812,000
Licensing and maintenance fees	---		16,037,000		---	16,037,000
Consulting fees	---		4,476,000		---	4,476,000
Other public service fees	---		3,301,000		---	3,301,000
Operating expenses	17,852,000		36,699,000		---	54,551,000
Loss from operations	(282,000)		(12,885,000)		---	(13,167,000)
Dividends and interest income	---		---		4,844,000	4,844,000
Other income	22,000		---		12,000	34,000
Interest expense on note payable collateralized by real estate	(100,000)		---		---	(100,000)
Interest expense on margin loans	---		---		(422,000)	(422,000)
Interest and penalty expense reversal for uncertain and unrecognized tax benefits	---		743,000		---	743,000
Pretax (loss) income	(360,000)		(12,142,000)		4,434,000	(8,068,000)
Income tax benefit (expense)	(2,000)		7,910,000		(758,000)	7,150,000
Net (loss) income	(362,000)		(4,232,000)		3,676,000	(918,000)
Total assets	16,606,000		33,461,000		230,641,000	280,708,000
Capital expenditures	160,000		93,000		---	253,000
Amortization of intangible assets	---		4,895,000		---	4,895,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate		Total
Fiscal 2016
Revenues
Advertising, net	$9,854,000	$	---	$	---	$9,854,000
Circulation	5,912,000		---		---	5,912,000
Advertising service fees and other	2,651,000		---		---	2,651,000
Licensing and maintenance fees	---		14,758,000		---	14,758,000
Consulting fees	---		4,085,000		---	4,085,000
Other public service fees	---		4,352,000		---	4,352,000
Operating expenses	17,240,000		31,012,000		---	48,252,000
Income (loss) from operations	1,177,000		(7,817,000)		---	(6,640,000)
Dividends and interest income	---		---		4,085,000	4,085,000
Other income	52,000		---		9,000	61,000
Interest expense on note payable collateralized by real estate	(88,000)		---		---	(88,000)
Interest expense on margin loans	---		---		(284,000)	(284,000)
Interest expense accrued for uncertain and unrecognized tax benefits	---		(112,000)		---	(112,000)
Pretax income (loss)	1,141,000		(7,929,000)		3,810,000	(2,978,000)
Income tax benefit (expense)	(530,000)		3,140,000		(675,000)	1,935,000
Net income (loss)	611,000		(4,789,000)		3,135,000	(1,043,000)
Total assets	17,644,000		39,786,000		168,016,000	225,446,000
Capital expenditures, including purchase of Logan building	3,662,000		117,000		---	3,779,000
Amortization of intangible assets	142,000		4,895,000		---	5,037,000

        During fiscal 2018, 2017 and 2016, the Traditional Business had total operating revenues of $17,172,000, $17,570,000 and $18,417,000 of which $11,771,000, $11,916,000 and $12,505,000, respectively, were recognized after services were provided while $5,401,000, $5,654,000 and $5,912,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for the Company’s software business were $23,531,000, $23,814,000 and $23,195,000, of which $7,437,000, $8,618,000 and $9,735,000, respectively, were recognized upon completion of services while $16,094,000, $15,196,000 and $13,460,000, respectively, were recognized ratably over the subscription periods.

7. RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

	Quarter ended
	December 31	March 31	June 30	September 30
	(in thousands except per share amounts)
2018
Revenues	$10,252	$9,338	$11,007	$10,106
Costs and expenses	13,697	13,711	13,716	13,639
Loss from operations	(3,445)	(4,373)	(2,709)	(3,533)
Other income, net	1,334	4,041	1,027	879
Other-than-temporary impairment losses on investments	---	---	---	(4,560)
Loss before taxes	(2,111)	(332)	(1,682)	(7,214)
Benefits from income taxes	16,850	100	710	1,880
Net income (loss)	14,739	(232)	(972)	(5,334)
Basic and diluted net income (loss) per share	10.67	(.17)	(.70)	(3.86)
2017
Revenues	$9,990	$10,279	$10,201	$10,914
Costs and expenses	12,843	13,545	13,834	14,329
Loss from operations	(2,853)	(3,266)	(3,633)	(3,415)
Other income, net	1,072	2,005	817	1,205
Income (loss) before taxes	(1,781)	(1,261)	(2,816)	(2,210)
Benefits from income taxes	310	4,240	1,465	1,135
Net (loss) income	(1,471)	2,979	(1,351)	(1,075)
Basic and diluted net income (loss) per share	(1.07)	2.16	(.98)	(.77)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018.  Based on that evaluation, management concluded that because of material weaknesses in its internal control over financial reporting, as further described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2018.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s consolidated financial statements. All internal controls, no matter how well designed, have inherent limitations, and sometimes they can have one or more material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Each year, management is required by SEC rules to evaluate the effectiveness of the Company’s internal control over financial reporting. If management identifies any material weaknesses in the course of the evaluation, the rules do not allow us to conclude that our internal control over financial reporting is effective. That evaluation is conducted under the supervision and with the participation of Mr. Salzman, and is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, which applies to all accelerated filers regardless of size. Based on the evaluation under that framework and applicable SEC rules, management has identified the following deficiencies that constitute material weaknesses in the Company’s internal control over financial reporting:

Segregation of duties: As a small company, we have three long-time knowledgeable managers in our advertising and subscription departments, seven experienced employees in the accounting department and three in the IT department. Accordingly, we are not able to segregate duties to the extent we could if we had more people, and we have not sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls. Although the Company has remediated some of the issues associated with administrative access to specific systems, these steps have not fully remediated the control issue.

Ineffective management assessment of internal control over financial reporting: The Company does not have an internal audit department due to the small size of its accounting department. Hiring an outside firm would certainly help complete the documentation of the internal control assessment to the level required by COSO framework, but the Company questions whether that would be a wise use of shareholders’ money.

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

In the context of the COSO 2013 Framework; however, we believe that the above-mentioned control deficiencies constitute material weaknesses, and therefore we must conclude that our internal control over financial reporting was not effective as of September 30, 2018.

Squar Milner LLP, the Company’s independent registered public accounting firm, expressed an unqualified opinion for the audit of our consolidated financial statements as of and for the year ended September 30, 2018. It has also issued its report on the effectiveness of our internal control over financial reporting as of September 30, 2018, which is presented below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Daily Journal Corporation's (the Company) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017 and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the years ended in the three year period ended September 30, 2018 and our report dated December 12, 2018 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following deficiencies in internal control have been identified as material weaknesses over the Company’s control environment and monitoring pursuant to the COSO framework:

Inadequate segregation of duties to mitigate the risk of fraud and management override of controls pertaining to access over significant accounting applications and ineffective management assessment of internal control over financial reporting, including insufficient experienced resources to complete the documentation of internal control assessment.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated December 12, 2018.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

\s\ Squar Milner LLP

Los Angeles, California

December 12, 2018

Changes in Internal Control over Financial Reporting

In light of the material weaknesses in the Company’s internal control over financial reporting discussed above for the fiscal year ended September 30, 2018, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018. Except as described above under Management’s Report on Internal Control over Financial Reporting, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about February 14, 2019 (the “Proxy Statement”), which Proxy Statement will be filed with the SEC within 120 days after September 30, 2018, is incorporated herein by reference.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2018 and 2017
Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2018, 2017 and 2016
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016
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

Date:     December 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Munger	Chairman of the Board	December 12, 2018
Charles T. Munger

/s/ Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	December 12, 2018
Gerald L. Salzman

/s/ J. P. Guerin	Vice-Chairman	December 12, 2018
J. P. Guerin

Director
Peter Kaufman

Director
Gary Wilcox