Form 10-Q
period 2019-03-31
DAILY JOURNAL CORP
filed 2019-05-09
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2019

or

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

Yes: X     No:

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,380,746 shares outstanding at April 30, 2019

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	DJCO	The NASDAQ Stock Market

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$5,782,000	$9,301,000
Marketable securities at fair value	192,153,000	212,296,000
Accounts receivable, less allowance for doubtful accounts of $200,000	7,342,000	4,803,000
Inventories	43,000	46,000
Prepaid expenses and other current assets	389,000	512,000
Income tax receivable	263,000	270,000
Total current assets	205,972,000	227,228,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,472,000	16,422,000
Furniture, office equipment and computer software	2,911,000	2,877,000
Machinery and equipment	1,749,000	1,749,000
	21,132,000	21,048,000
Less accumulated depreciation	(10,132,000)	(9,828,000)
	11,000,000	11,220,000
Goodwill	13,400,000	13,400,000
Deferred income taxes - Federal	12,087,000	9,269,000
Deferred income taxes - State	1,004,000	2,881,000
	$243,463,000	$263,998,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,571,000	$2,820,000
Accrued liabilities	4,328,000	4,402,000
Note payable collateralized by real estate	123,000	121,000
Deferred subscriptions	2,978,000	3,174,000
Deferred installation contracts	2,428,000	2,554,000
Deferred maintenance agreements and others	14,535,000	14,186,000
Total current liabilities	28,963,000	27,257,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Note payable collateralized by real estate	1,773,000	1,835,000
Deferred maintenance agreements	47,000	176,000
Accrued liabilities	180,000	170,000
Deferred income taxes	36,606,000	42,151,000
Total long term liabilities	68,099,000	73,825,000

Commitments and contingencies (Notes 9 and 10)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at March 31, 2019 and September 30, 2018	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	144,632,000	45,361,000
Accumulated other comprehensive income	---	115,786,000
Total shareholders' equity	146,401,000	162,916,000
	$243,463,000	$263,998,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31
	2019	2018

Revenues
Advertising	$2,108,000	$2,209,000
Circulation	1,273,000	1,356,000
Advertising service fees and other	624,000	659,000
Licensing and maintenance fees	4,640,000	3,981,000
Consulting fees	399,000	212,000
Other public service fees	1,668,000	921,000
	10,712,000	9,338,000

Costs and expenses
Salaries and employee benefits	8,791,000	8,555,000
Outside services	1,244,000	1,238,000
Postage and delivery expenses	205,000	216,000
Newsprint and printing expenses	186,000	191,000
Depreciation and amortization	150,000	899,000
Equipment maintenance and software	410,000	401,000
Credit card merchant discount fees	375,000	261,000
Rent expenses	257,000	250,000
Accounting and legal fees	396,000	187,000
Other general and administrative expenses	1,369,000	1,513,000
	13,383,000	13,711,000
Loss from operations	(2,671,000)	(4,373,000)
Other income (expense)
Dividends and interest income	1,141,000	1,024,000
Gain on sale of bonds	---	3,180,000
Other income and capital gains	9,000	10,000
Net unrealized gains on investments	8,497,000	---
Interest expense on note payable collateralized by real estate	(22,000)	(24,000)
Interest expense on margin loans	(219,000)	(149,000)
Income (loss) before income taxes	6,735,000	(332,000)
(Provision for) benefit from income taxes	(1,717,000)	100,000
Net income (loss)	$5,018,000	$(232,000)

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income (loss) per share	$3.63	$(0.17)

Comprehensive income (loss)
Net income (loss)	$5,018,000	$(232,000)
Net decrease in unrealized appreciation of marketable securities (net of taxes)	---	(13,861,000)
	$5,018,000	$(14,093,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Six months ended March 31
	2019	2018

Revenues
Advertising	$4,300,000	$4,325,000
Circulation	2,611,000	2,719,000
Advertising service fees and other	1,293,000	1,261,000
Licensing and maintenance fees	9,430,000	8,331,000
Consulting fees	940,000	1,207,000
Other public service fees	2,566,000	1,747,000
	21,140,000	19,590,000

Costs and expenses
Salaries and employee benefits	17,446,000	16,752,000
Outside services	2,402,000	2,489,000
Postage and delivery expenses	409,000	433,000
Newsprint and printing expenses	362,000	403,000
Depreciation and amortization	303,000	2,117,000
Equipment maintenance and software	753,000	688,000
Credit card merchant discount fees	645,000	503,000
Rent expenses	515,000	487,000
Accounting and legal fees	799,000	558,000
Other general and administrative expenses	2,698,000	2,978,000
	26,332,000	27,408,000
Loss from operations	(5,192,000)	(7,818,000)
Other income (expense)
Dividends and interest income	2,671,000	2,507,000
Gains on sales of bonds	---	3,180,000
Other income and capital asset	19,000	21,000
Net unrealized losses on investments	(20,143,000)	---
Interest expense on note payable collateralized by real estate	(45,000)	(48,000)
Interest expense on margin loans	(425,000)	(285,000)
Loss before income taxes	(23,115,000)	(2,443,000)
Benefit from income taxes	6,600,000	16,950,000
Net (loss) income	$(16,515,000)	$14,507,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(11.96)	$10.51

Comprehensive (loss) income
Net (loss) income	$(16,515,000)	$14,507,000
Net decrease in unrealized appreciation of marketable securities (net of taxes)	---	(1,743,000)
	$(16,515,000)	$12,764,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 2017	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$57,150,000	$100,822,000	$159,741,000
Net income	---	---	---	---	---	14,739,000	---	14,739,000
Unrealized gains on investments, net	---	---	---	---	---	---	12,118,000	12,118,000
Balance at December 31, 2017	1,805,053	18,000	(424,307)	(4,000)	1,755,000	71,889,000	112,940,000	186,598,000
Stranded tax effects reclassification resulted from Tax Cuts and Jobs Act	---	---	---	---	---	(19,990,000)	19,990,000	---
Net income	---	---	---	---	---	(232,000)	---	(232,000)
Realized gains on bond investment, net of taxes							(2,553,000)	(2,553,000)
Unrealized losses on investments, net	---	---	---	---	---	---	(13,861,000)	(13,861,000)
Balance at March 31, 2018	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$51,667,000	$116,516,000	$169,952,000

Balance at September 30, 2018	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$45,361,000	$115,786,000	$162,916,000
Adoption of new accounting pronouncement	---	---	---	---	---	115,786,000	(115,786,000)	---
Net loss	---	---	---	---	---	(21,533,000)	---	(21,533,000)
Balance at December 31, 2018	1,805,053	$18,000	(424,307)	(4,000)	$1,755,000	139,614,000	---	141,383,000
Net income	---	---	---	---	---	5,018,000	---	5,018,000
Balance at March 31, 2019	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$144,632,000	$ ---	$146,401,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31
	2019	2018
Cash flows from operating activities
Net (loss) income	$(16,515,000)	$14,507,000
Adjustments to reconcile net (loss) income to net cash used in operations
Depreciation and amortization	304,000	2,117,000
Net unrealized losses on investments	20,143,000	---
Deferred income taxes	(6,486,000)	(17,012,000)
Gains on sale of bonds	---	(3,180,000)
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(2,539,000)	1,119,000
Inventories	3,000	(6,000)
Prepaid expenses and other assets	123,000	186,000
Income tax receivable	7,000	55,000
Increase (decrease) in liabilities
Accounts payable	1,751,000	(151,000)
Accrued liabilities	(64,000)	(180,000)
Deferred subscriptions	(196,000)	(167,000)
Deferred maintenance agreements and others	220,000	(711,000)
Deferred installation contracts	(126,000)	(730,000)
Net cash used in operating activities	(3,375,000)	(4,153,000)

Cash flows from investing activities
Sales of marketable securities	---	8,125,000
Purchases of property, plant and equipment	(84,000)	(75,000)
Net cash (used in) provided by investing activities	(84,000)	8,050,000

Cash flows from financing activities
Payment of real estate loan principal	(60,000)	(57,000)
Net cash used in financing activities	(60,000)	(57,000)

(Decrease) increase in cash and cash equivalents	(3,519,000)	3,840,000

Cash and cash equivalents
Beginning of period	9,301,000	3,384,000
End of period	$5,782,000	$7,224,000

Interest paid during period	$470,000	$329,000
Net income taxes (refunded) paid during period	$(121,000)	$6,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - The Corporation and Operations

Daily Journal Corporation (the “Company”) publishes newspapers and web sites covering California and Arizona and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. This is sometimes referred to as the Company’s “Traditional Business”.

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

Note 2 - Basis of Presentation

        In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of March 31, 2019, its results of operations for the three-and six-months periods ended March 31, 2019 and 2018, its consolidated statements of shareholders’ equity as of March 31, 2019 and 2018 and cash flows for the six-month ended March 31, 2019 and 2018. The results of operations for the six months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Accounting Standards Adopted in Fiscal 2019 and Recent Accounting Pronouncements

Accounting Standards Adopted in Fiscal 2019

On October 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires an entity that holds financial assets or owes financial liabilities to, among other things, measure equity investments at fair value and recognize unrealized gains (losses) through net income (loss). Accordingly, the Company’s net loss of $16,515,000 for the six months ended March 31, 2019, included net unrealized losses on investments of $20,143,000. For the prior year’s period, the Company recorded net unrealized gains for its available-for-sale marketable securities in other comprehensive income. In addition, ASU 2016-01 prohibits the restatement of prior year financial statements but requires that the Company reclassify net after-tax unrealized gains on investments of $115,786,000 on adoption day from “accumulated other comprehensive income” to “retained earnings”, both of which are listed under the “Shareholders’ equity” section of the Company’s Consolidated Balance Sheets. This represented an increase to retained earnings and a decrease to accumulated other comprehensive income.

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

      Journal Technologies contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. Most are one-transaction contracts. These current subscription-type contract revenues include (i) implementation consulting fees to configure the system to go-live, (ii) subscription software license, maintenance (including updates and upgrades) and support fees, and (iii) third-party hosting fees when used. Revenues for consulting are recognized at point of delivery (go-live) upon completion of services. These contracts include assurance warranty provisions for limited periods and do not include financing terms. For some contracts, the Company acts as a principal with respect to certain services, such as data conversion, interfaces and hosting that are provided by third-parties, and recognizes such revenues on a gross basis. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery, and maintenance revenues are recognized ratably after the go-live. Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can efile cases and pay traffic citations and other fees.

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

As of March 31, 2019, there were net unrealized gains of $138,264,000 with these investments. With the adoption of ASU No. 2016-01, Subtopic 825-10, as stated in Note 3, the Company recorded and included in its net loss the net unrealized losses on investments of $20,143,000 for the six months ended March 31, 2019. At September 30, 2018, net unrealized gains of $158,407,000 were recorded in the accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Investments in equity securities as of March 31, 2019 and September 30, 2018 are summarized below.

 Investments in Financial Instruments

	March 31, 2019			September 30, 2018
	Aggregate fair value	Amortized/Adjusted cost basis	Pretax net unrealized gains	Aggregate fair value	Amortized/Adjusted cost basis	Pretax net unrealized gains

Marketable securities	$192,153,000	$53,889,000	$138,264,000	$212,296,000	$53,889,000	$158,407,000

As of March 31, 2019, the Company performed an evaluation for an equity security with a fair value below cost to determine if the unrealized loss was other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the security until fair value recovers. The assessment of the ability and intent to hold this security to recovery focuses on liquidity needs, asset/liability management objectives and security portfolio objectives. Based on the result of the evaluation, the Company concluded that as of March 31, 2019, the unrealized loss related to an equity security it owns was temporary.

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

In addition, ASU 2011-08, Intangible – Goodwill and Others -- Testing Goodwill for Impairment, allows for the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If it is determined based on qualitative factors that there is no impairment to goodwill, then the fair value of a reporting unit is not needed. If a quantitative analysis is required and the unit’s carrying amount exceeds its fair value, then the second step is performed to measure the amount of potential impairment. The Company’s annual goodwill impairment analysis in fiscal 2018 did not result in an impairment charge based on the qualitative assessment. There was no indicator of impairment during the six-month periods ended March 31, 2019 and 2018.

Note 8 - Income Taxes

For the six months ended March 31, 2019, the Company recorded an income tax benefit of $6,600,000 on a pretax loss of $23,115,000.  This was the net result of applying the effective tax rate anticipated for fiscal 2019 to the pretax loss for the six months ended March 31, 2019.  The effective tax rate was greater than the statutory rate primarily due to the dividends received deduction and state tax benefits.

      During the prior fiscal year, the December 2017 Tax Cuts and Jobs Act reduced the maximum corporate income tax rate from 35% to 21%.  The impact to the Company’s financial statements was as follows:  (i) fiscal 2018 income tax expense or benefit was calculated using a blended rate of 24.28% pursuant to IRC Section 15, (ii) deferred tax expense included a discrete net tax benefit of approximately $16 million resulting from a revaluation of deferred tax assets and liabilities to the expected tax rate that will be applied when temporary differences are expected to reverse, (iii) items that were expected to reverse during fiscal 2018 were valued at the blended rate of 24.28% while temporary differences that will reverse after fiscal 2018 were valued at the 21% rate, and (iv) approximately $20 million of the revaluation of deferred taxes related to items that were initially recorded as accumulated other comprehensive income. This revaluation of approximately $20 million was recorded as a component of income tax expense or benefit in continuing operations.  Consequently, on a pretax loss of $2,443,000 for the six months ended March 31, 2018, the Company recorded an income tax benefit of $16,950,000. The income tax benefit was also the result of applying the effective tax rate anticipated for fiscal 2018 to the pretax loss for the six-month period ended March 31, 2018.   The effective tax rate (before the discrete item discussed above) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.

      The Company’s effective tax rate was 29% for the six months ended March 31, 2019 as compared with 694% in the prior year period. The difference in the effective tax rate was primarily due to the effect of the tax cuts in the prior year period as discussed above.

      The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2015 with regard to federal income taxes and fiscal 2013 for state income taxes.

Note 9 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of March 31, 2019 was 3%. These investment margin account borrowings do not mature.

In 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $1.9 million as of March 31, 2019.

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

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses were $515,000 for the six-month period ended March 31, 2019, as compared with $487,000 in the prior year period.

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

Note 11 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information regarding the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Six months ended March 31, 2019
Revenues
Advertising	$4,300,000	$	---	$	---	$4,300,000
Circulation	2,611,000		---		---	2,611,000
Advertising service fees and other	1,293,000		---		---	1,293,000
Licensing and maintenance fees	---		9,430,000		---	9,430,000
Consulting fees	---		940,000		---	940,000
Other public service fees	---		2,566,000		---	2,566,000
Operating expenses	8,348,000		17,984,000		---	26,332,000
Loss from operations	(144,000)		(5,048,000)		---	(5,192,000)
Dividends and interest income	---		---		2,671,000	2,671,000
Other income	---		---		19,000	19,000
Net unrealized losses on investments	---		---		(20,143,000)	(20,143,000)
Interest expenses on note payable collateralized by real estate	(45,000)		---		---	(45,000)
Interest expenses on margin loans	---		---		(425,000)	(425,000)
Pretax (loss) income	(189,000)		(5,048,000)		(17,878,000)	(23,115,000)
Income tax benefit (expense)	115,000		1,300,000		5,185,000	6,600,000
Net income (loss)	(74,000)		(3,748,000)		(12,693,000)	(16,515,000)
Total assets	17,399,000		31,710,000		194,354,000	243,463,000
Capital expenditures	50,000		34,000		---	84,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Six months ended March 31, 2018
Revenues
Advertising	$4,325,000	$	---	$	---	$4,325,000
Circulation	2,719,000		---		---	2,719,000
Advertising service fees and other	1,261,000		---		---	1,261,000
Licensing and maintenance fees	---		8,331,000		---	8,331,000
Consulting fees	---		1,207,000		---	1,207,000
Other public service fees	---		1,747,000		---	1,747,000
Operating expenses	8,507,000		18,901,000		---	27,408,000
Loss from operations	(202,000)		(7,616,000)		---	(7,818,000)
Dividends and interest income	---		---		2,507,000	2,507,000
Gains on sales of bonds	---		---		3,180,000	3,180,000
Other income and capital asset	---		---		21,000	21,000
Interest expenses on note payable collateralized by real estate	(48,000)		---		---	(48,000)
Interest expenses on margin loans	---		---		(285,000)	(285,000)
Pretax (loss) income	(250,000)		(7,616,000)		5,423,000	(2,443,000)
Income tax benefit (expense)	(785,000)		(935,000)		18,670,000	16,950,000
Net income (loss)	(1,035,000)		(8,551,000)		24,093,000	14,507,000
Total assets	22,347,000		26,592,000		217,803,000	266,742,000
Capital expenditures	75,000		---		---	75,000
Amortization of intangible assets	---		1,810,000		---	1,810,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended March 31, 2019
Revenues
Advertising	$2,108,000	$	---	$	---	$2,108,000
Circulation	1,273,000		---		---	1,273,000
Advertising service fees and other	624,000		---		---	624,000
Licensing and maintenance fees	---		4,640,000		---	4,640,000
Consulting fees	---		399,000		---	399,000
Other public service fees	---		1,668,000		---	1,668,000
Operating expenses	4,140,000		9,243,000		---	13,383,000
Loss from operations	(135,000)		(2,536,000)		---	(2,671,000)
Dividends and interest income	---		---		1,141,000	1,141,000
Other income	---		---		9,000	9,000
Net unrealized gains on investments	---		---		8,497,000	8,497,000
Interest expenses on note payable collateralized by real estate	(22,000)		---		---	(22,000)
Interest expenses on margin loans	---		---		(219,000)	(219,000)
Pretax income (loss)	(157,000)		(2,536,000)		9,428,000	6,735,000
Income tax benefit (expense)	35,000		715,000		(2,467,000)	(1,717,000)
Net (loss) income	(122,000)		(1,821,000)		6,961,000	5,018,000
Total assets	17,399,000		31,710,000		194,354,000	243,463,000
Capital expenditures	---		---		---	---

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended March 31, 2018
Revenues
Advertising	$2,209,000	$	---	$	---	$2,209,000
Circulation	1,356,000		---		---	1,356,000
Advertising service fees and other	659,000		---		---	659,000
Licensing and maintenance fees	---		3,981,000		---	3,981,000
Consulting fees	---		212,000		---	212,000
Other public service fees	---		921,000		---	921,000
Operating expenses	4,193,000		9,518,000		---	13,711,000
Income (loss) from operations	31,000		(4,404,000)		---	(4,373,000)
Dividends and interest income	---		---		1,024,000	1,024,000
Gains on sales of bonds	---		---		3,180,000	3,180,000
Other income and capital asset	---		---		10,000	10,000
Interest expenses on note payable collateralized by real estate	(24,000)		---		---	(24,000)
Interest expenses on margin loans	---		---		(149,000)	(149,000)
Pretax income (loss)	7,000		(4,404,000)		4,065,000	(332,000)
Income tax benefit (expense)	(105,000)		1,250,000		(1,045,000)	100,000
Net (loss) income	(98,000)		(3,154,000)		3,020,000	(232,000)
Total assets	22,347,000		26,592,000		217,803,000	266,742,000
Capital expenditures	41,000		---		---	41,000
Amortization of intangible assets	---		748,000		---	748,000

        During the six months ended March 31, 2019, the Traditional Business had total revenues of $8,204,000 of which $5,593,000 were recognized, at a point of time, after services were provided and $2,611,000 were recognized ratably over the subscription terms. Total revenues for the Company’s software business were $12,936,000 of which $4,035,000 were recognized upon completion of services with customer acceptance while $8,901,000 were recognized ratably over the subscription periods.

        During the three months ended March 31, 2019, the Traditional Business had total revenues of $4,005,000 of which $2,732,000 were recognized, at a point of time, after services were provided and $1,273,000 were recognized ratably over the subscription terms. Total revenues for the Company’s software business were $6,707,000 of which $2,100,000 were recognized upon completion of services with customer acceptance while $4,607,000 were recognized ratably over the subscription periods.

       Approximately 63% and 61% of the Company’s revenues during the three-and six-month periods ended March 31, 2019 were derived from Journal Technologies, as compared with 55% and 58% in the prior year period. In addition, the Company’s revenues have been primarily from the United States with approximately 1% from foreign countries. Journal Technologies’ revenues are all from governmental agencies.

      The following table sets forth certain deferred obligations from October 1, 2018 through March 31, 2019:

	Beginning Balance	Addition	Recognized	Ending Balance

Deferred subscriptions	$3,174,000	$2,415,000	$(2,611,000)	$2,978,000
Deferred installation contracts	2,554,000	1,343,000	(1,469,000)	2,428,000
Deferred maintenance agreements and others	14,362,000	9,121,000	(8,901,000)	14,582,000

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

Comparable six-month periods ended March 31, 2019 and 2018

Consolidated revenues were $21,140,000 and $19,590,000 for the six months ended March 31, 2019 and 2018, respectively. This increase of $1,550,000 (8%) was primarily from increased (i) Journal Technologies’ license and maintenance fees of $1,099,000 and public service fees of $819,000 and (ii) the Traditional Business’ government notices and agency commission revenues of $80,000, partially offset by a reduction in Journal Technologies’ consulting fees of $267,000 due to fewer go-lives, and the reduction in the Traditional Business’ trustee sale notice advertising revenues of $100,000 and circulation revenues of $108,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 61% and 58% of the Company’s total revenues for the six months ended March 31, 2019 and 2018, respectively.

Consolidated operating expenses decreased by $1,076,000 (4%) to $26,332,000 from $27,408,000, mainly because all intangible assets for Journal Technologies were fully amortized at last year-end. Total salaries and employee benefits increased by $694,000 (4%) to $17,446,000 from $16,752,000 primarily resulting from additional personnel costs for Journal Technologies. Outside services decreased by $87,000 (3%) to $2,402,000 from $2,489,000 mainly because of decreased contractor costs for Journal Technologies. Depreciation and amortization costs, which included primarily the amortization of Journal Technologies’ intangible assets of $0 and $1,810,000 for the six months ended March 31, 2019 and 2018, respectively, decreased by $1,814,000 to $303,000 from $2,117,000. Credit card merchant discount fees, which represent fees paid to credit card service providers to process payments for the public service fee revenues, increased by $142,000 (28%) to $645,000 from $503,000 mainly resulting from increased efilings. Accounting and legal fees increased by $241,000 (43%) to $799,000 from $558,000 primarily because of additional legal fees to review and negotiate Journal Technologies’ contracts with customers. Other general and administrative expenses decreased by $280,000 (9%) to $2,698,000 from $2,978,000 mainly resulting from reduced miscellaneous office equipment purchases.

The Company’s non-operating income, net of expenses, decreased to a loss of $17,923,000 from income of $5,375,000 primarily because of the recording of the net unrealized losses on investments of $20,143,000 and increases in the interest rates on the two acquisition margin loans, as compared with a capital gain of $3,180,000 from the sale of bonds during the prior year period.

During the six months ended March 31, 2019, consolidated pretax loss was $23,115,000, as compared with $2,443,000 in the prior year period. There was a consolidated net loss of $16,515,000 (-$11.96 per share) after tax benefits for the six months ended March 31, 2019, as compared with net income of $14,507,000 ($10.51 per share) in the prior year period mainly resulting from the prior year’s adjustments relative to the benefits related to the December 2017 Tax Cuts and Job Act.

At March 31, 2019, the aggregate fair market value of the Company’s marketable securities was $192,153,000. These securities had approximately $138,264,000 of net unrealized gains before taxes of $36,606,000, and generated approximately $2,671,000 in dividends income during the six months ended March 31, 2019, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Additional detail about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)
For the six months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2019	2018	2019		2018		2019		2018		2019	2018
Revenues
Advertising	$4,300	$4,325	$	---	$	---	$	---	$	---	$4,300	$4,325
Circulation	2,611	2,719		---		---		---		---	2,611	2,719
Advertising service fees and other	1,293	1,261		---		---		---		---	1,293	1,261
Licensing and maintenance fees	---	---		9,430		8,331		---		---	9,430	8,331
Consulting fees	---	---		940		1,207		---		---	940	1,207
Other public service fees	---	---		2,566		1,747		---		---	2,566	1,747
Total revenues	8,204	8,305		12,936		11,285		---		---	21,140	19,590
Operating expenses
Salaries and employee benefits	5,203	5,188		12,243		11,564		---		---	17,446	16,752
Amortization of intangible assets	---	---		---		1,810		---		---	---	1,810
Others	3,145	3,319		5,741		5,527		---		---	8,886	8,846
Total operating expenses	8,348	8,507		17,984		18,901		---		---	26,332	27,408
Loss from operations	(144)	(202)		(5,048)		(7,616)		---		---	(5,192)	(7,818)
Dividends and interest income	---	---		---		---		2,671		2,507	2,671	2,507
Other income and capital gains	---	---		---		---		19		3,201	19	3,201
Net unrealized losses on investments	---	---		---		---		(20,143)		---	(20,143)	---
Interest expenses on note payable collateralized by real estate	(45)	(48)		---		---		---		---	(45)	(48)
Interest expenses on margin loans	---	---		---		---		(425)		(285)	(425)	(285)
Pretax (loss) income	$(189)	$(250)		$(5,048)		$(7,616)		$(17,878)		$5,423	$(23,115)	$(2,443)

The Traditional Business

      The Traditional Business segment’s pretax loss decreased by $61,000 (24%) to $189,000 from $250,000.

Advertising revenues decreased by $25,000 to $4,300,000 from $4,325,000, primarily because of reduced trustee sale notice advertising revenues of $100,000 and classified advertising revenues of $107,000, partially offset by more conference revenues of $117,000 and net display advertising revenues of $22,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 15% during the six months ended March 31, 2019 as compared to the prior year period. Because this slowing is expected to continue, the Company expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues for all of fiscal 2019, and the Company’s print-based earnings will also likely decline because it will be impractical for the Company to offset all revenue losses by expense reduction. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 88% of the total public notice advertising revenues in the six months ended March 31, 2019. Public notice advertising revenues and related advertising and other service fees constituted about 20% and 22% of the Company’s total revenues for the six months ended March 31, 2019 and 2018, respectively. Because of this concentration, the Company’s revenues would be significantly adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as was recently implemented in Arizona for one notice type that had represented approximately $500,000 in annual revenues for the Company. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 90% of The Traditional Business’ total circulation revenues, which declined by $108,000 (4%) to $2,611,000 from $2,719,000. The court rule and judicial profile services generated about 8% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased by $159,000 (2%) to $8,348,000 from $8,507,000, primarily due to decreased personnel costs and outside contract printing and distributing costs.

Journal Technologies

Journal Technologies’ business segment pretax loss decreased by $2,568,000 (34%) to $5,048,000 from $7,616,000, after including the amortization costs of intangible assets of $0 and $1,810,000 for the six months ended March 31, 2019 and 2018, respectively.

Revenues increased by $1,651,000 (15%) to $12,936,000 from $11,285,000 in the prior year period. Licensing and maintenance fees increased by $1,099,000 (13%) to $9,430,000 from $8,331,000. Consulting fees decreased by $267,000 (22%) to $940,000 from $1,207,000 due to fewer go-lives. Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period. Other public service fees increased by $819,000 (47%) to $2,566,000 from $1,747,000 primarily due to additional efiling fee revenues.

Operating expenses decreased by $917,000 (5%) to $17,984,000 from $18,901,000, primarily because the amortization costs of intangible assets were fully amortized at last year-end, partially offset by increased salaries and employee benefit costs.

Goodwill, which is not amortized for financial statement purposes, is amortized over 15 years for tax purposes. Goodwill represents the expected synergies in expanding the Company’s software business. Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation include the current year’s operating financial results before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. There was no indicator of impairment during the six-month periods ended March 31, 2019 and 2018. Journal Technologies is continuing to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Taxes

For the six months ended March 31, 2019, the Company recorded an income tax benefit of $6,600,000 on a pretax loss of $23,115,000.  This was the net result of applying the effective tax rate anticipated for fiscal 2019 to the pretax loss for the six months ended March 31, 2019.  The effective tax rate was greater than the statutory rate primarily due to the dividends received deduction and state tax benefits.

      During the prior fiscal year, the December 2017 Tax Cuts and Jobs Act reduced the maximum corporate income tax rate from 35% to 21%.  The impact to the Company’s financial statements was as follows:  (i) fiscal 2018 income tax expense or benefit was calculated using a blended rate of 24.28% pursuant to IRC Section 15, (ii) deferred tax expense included a discrete net tax benefit of approximately $16 million resulting from a revaluation of deferred tax assets and liabilities to the expected tax rate that will be applied when temporary differences are expected to reverse, (iii) items that were expected to reverse during fiscal 2018 were valued at the blended rate of 24.28% while temporary differences that will reverse after fiscal 2018 were valued at the 21% rate, and (iv) approximately $20 million of the revaluation of deferred taxes related to items that were initially recorded as accumulated other comprehensive income. This revaluation of approximately $20 million was recorded as a component of income tax expense or benefit in continuing operations.  Consequently, on a pretax loss of $2,443,000 for the six months ended March 31, 2018, the Company recorded an income tax benefit of $16,950,000. The income tax benefit was also the result of applying the effective tax rate anticipated for fiscal 2018 to the pretax loss for the six-month period ended March 31, 2018.   The effective tax rate (before the discrete item discussed above) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.

The Company’s effective tax rate was 29% for the six months ended March 31, 2019 as compared with 694% in the prior year period. The difference in the effective tax rate was primarily due to the effect of the tax cuts in the prior year period as discussed above.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2015 with regard to federal income taxes and fiscal 2013 for state income taxes.

Comparable three-month periods ended March 31, 2019 and 2018

Consolidated revenues were $10,712,000 and $9,338,000 for the three months ended March 31, 2019 and 2018, respectively. This increase of $1,374,000 (15%) was primarily from increased Journal Technologies’ license and maintenance fees of $659,000 and public service fees of $747,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 63% and 55% of the Company’s total revenues for the three months ended March 31, 2019 and 2018, respectively.

Consolidated operating expenses decreased by $328,000 (2%) to $13,383,000 from $13,711,000, mainly because all intangible assets for Journal Technologies were fully amortized at last year-end. Total salaries and employee benefits increased by $236,000 (3%) to $8,791,000 from $8,555,000 primarily resulting from additional personnel costs for Journal Technologies. Depreciation and amortization costs, which included primarily the amortization of Journal Technologies’ intangible assets of $0 and $748,000 for the three months ended March 31, 2019 and 2018, respectively, decreased by $749,000 (83%) to $150,000 from $899,000. Credit card merchant discount fees, which represent fees paid to credit card service providers to process payments for the public service fee revenues, increased by $114,000 (44%) to $375,000 from $261,000 mainly resulting from increased efilings. Accounting and legal fees increased by $209,000 (112%) to $396,000 from $187,000 primarily because of additional legal fees to review and negotiate Journal Technologies’ contracts with customers. Other general and administrative expenses decreased by $144,000 (10%) to $1,369,000 from $1,513,000 mainly resulting from reduced miscellaneous office equipment purchases.

The Company’s non-operating income, net of expenses, increased by $5,365,000 to $9,406,000 from $4,041,000 primarily because of the recording of the net unrealized gains on investments of $8,497,000, as compared with a capital gain of $3,180,000 from the sale of bonds during the prior year period.

During the three months ended March 31, 2019, consolidated pretax income was $6,735,000, as compared with a pretax loss of $332,000 in the prior year period. There was consolidated net income of $5,018,000 ($3.63 per share) after tax benefits for the three months ended March 31, 2019, as compared with net loss of $232,000 (-$0.17 per share) in the prior year period.

Liquidity and Capital Resources

During the six months ended March 31, 2019, the Company’s cash and cash equivalents and marketable security positions decreased by $23,662,000, including unrealized losses on investments of $20,143,000. Cash and cash equivalents were used for the purchase of capital assets of $84,000 and operating activities of $3,375,000 which included net decreases of $102,000 in deferred subscriptions, deferred installation contracts and deferred maintenance agreements and others.

The investments in marketable securities, which had an adjusted cost basis of approximately $53,889,000 and a market value of about $192,153,000 at March 31, 2019, generated approximately $2,671,000 in dividends income. Beginning in fiscal 2019, changes in unrealized gains (losses) on investments are included in the Company’s net income (loss) and thus may have a significant impact depending on the fluctuations of the market prices of the invested securities.

Cash flows from operating activities increased by $778,000 during the six months ended March 31, 2019 as compared to the prior year period, primarily due to increased net accounts payable and accrued liabilities of $2,018,000 because of additional efiling fees to be remitted to the courts and increased deferred income tax liabilities of $10,526,000, of which $5,545,000 related to the net unrealized losses on investments. This was partially offset by (i) decreases in net income of $7,699,000 to $3,628,000 from $11,327,000, excluding the non-cash unrealized losses on investments of $20,143,000, which was recorded in year-to-date earnings versus in accumulated other comprehensive income in the prior year, and the prior year period’s gain on sale of bonds of $3,180,000 which relates to in the investment activities, and (ii) increases in accounts receivable of $3,658,000 resulting from more billings for the efilings.

As of March 31, 2019, the Company had working capital of $177,009,000, including the liabilities for deferred subscriptions, deferred installation and maintenance agreements and others of $19,941,000.

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

As of March 31, 2019, the investments were concentrated in just six companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and net income.

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

Disclosure Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; possible security breaches of the Company’s software or websites; the Company’s reliance on its president and chief executive officer, who has reduced his work schedule due to a health issue; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the Company’s market risk, refer to Item 7A – Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K for the fiscal year ended September 30, 2018. There have been no material changes to the Company’s market risk exposures since September 30, 2018.

   Item 4. CONTROLS AND PROCEDURES

     In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2018, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended March 31, 2019.

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

DATE: May 9, 2019