Form 10-K
period 2019-09-30
DAILY JOURNAL CORP
filed 2019-12-12
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-14665

DAILY JOURNAL CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	95-4133299 (IRS Employer Identification No.)

915 East First Street
Los Angeles, California (Address of principal executive offices)	90012 (Zip Code)

Registrant's telephone number, including area code: (213) 229-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DJCO	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).           Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

           Yes ☐    No ☒

As of March 31, 2019, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $240,672,000.

   As of November 30, 2019 there were outstanding 1,380,746 shares of Common Stock.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; possible security breaches of the Company’s software or websites or third-party hosting sites; Journal Technologies’ reliance on professional services engagements with justice agencies; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; the Company’s reliance on its president and chief executive officer, who has reduced his work schedule due to a health issue; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-K, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1. Business

Daily Journal Corporation (the “Company”) publishes newspapers and websites covering California and Arizona and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. This is sometimes referred to as the Company’s “Traditional Business”.

Journal Technologies, Inc. (“Journal Technologies”), a wholly owned subsidiary of the Company, supplies case management software systems and related products to courts and other justice agencies, county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to bar members and the public, including efiling and a website to pay traffic citations and fees online. These products are licensed to more than 500 organizations in 42 states and internationally.

Essentially all of the Company’s U.S. operations are based in California, Arizona, Colorado and Utah. The Company also has a presence in Australia where Journal Technologies is working on two important software installation projects. Financial information of the Company, including information about each of the Company’s reportable segments, is set forth in Item 8 (“Financial Statements and Supplementary Data”).

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

      The Daily Journals.   The Los Angeles Daily Journal and the San Francisco Daily Journal (together, “The Daily Journals”) are each published every weekday except certain holidays and were established in 1888 and 1893, respectively. In addition to covering state and local news of general interest, these newspapers focus on law and its impact on society. Generally, The Daily Journals seek to be of special use to lawyers and judges.

The Daily Journals share much content. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2019, the Los Angeles Daily Journal had approximately 4,400 paid subscribers and the San Francisco Daily Journal had approximately 2,400 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 7,000 at September 30, 2018. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been law firms and businesses wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 65% to subscriptions and 35% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 16% of the Company's total fiscal 2019 revenues, 19% in 2018, 20% in 2017, 20% in 2016 and 18% in 2015.

It is the policy of The Daily Journals (1) to take no editorial position on the legal and political controversies of the day but instead to publish well-written editorial views of others on many sides of a controversy and (2) to try to report on factual events with technical competence, objectivity and accuracy. It is believed that this policy suits a professional readership of exceptional intelligence and education, which is the target readership for the newspapers. Moreover, The Daily Journals believe that they bear a duty to their readership, particularly judges and justices, as a self-imposed public trust, regardless, within reason, of short-term income penalties. The Company believes that this policy of The Daily Journals is in the long-term interest of the Company’s shareholders.

The Daily Journals contain the Daily Appellate Report which provides the full text and case summaries of all opinions certified for publication by the California Supreme Court, the California Courts of Appeal, the U.S. Supreme Court, the U.S. Court of Appeals for the Ninth Circuit and the U.S. Bankruptcy Appellate Panel for the Ninth Circuit. The Daily Journals also include a monthly court directory in booklet form. This directory includes a comprehensive list of sitting judges in all California courts as well as courtroom assignments, phone numbers and courthouse addresses, plus ''Judicial Transitions'' which lists judicial appointments, elevations, confirmations, resignations, retirements and deaths.

The Daily Journals are distributed by mail and hand delivery. The regular yearly subscription rate for each of The Daily Journals is $853 plus tax.

Most of the information published in The Daily Journals is available to subscribers online at www.dailyjournal.com.

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

The Record Reporter (Arizona). The Record Reporter has been in existence since 1914. In addition to general news of local interest, The Record Reporter, which is published three days a week, focuses on legal news and public record information and carries primarily public notice advertising. The subscription includes online access to the Maricopa and Pinal County public record database.

Information Services. The specialized information services offered by the Company have grown out of its newspaper operations or have evolved in response to requests of its newspaper subscribers.

The Company has several court rules services, including a multi-volume, loose-leaf sets for certain state and federal courts in California. The Northern California set consists of nine volumes. The Southern California set has eight volumes. The Company updates these court rules on a monthly basis. In addition, the Company publishes single-volume rules for (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) Ventura, Santa Barbara and San Luis Obispo counties; and (5) the Ninth Circuit and the Central District of California. The single volumes are normally updated or replaced when there are rule changes.

The Judicial Profiles service contains information concerning nearly all active judges in California. The Judicial Profiles include an interview-based article previously published in The Daily Journals, biographical data and information supplied by participating judges on courtroom procedures and policies. Subscribers may purchase the ten-volume set for Southern California, the eight-volume set for Northern California or individual profiles online.

The Company also provides online foreclosure information to about 30 customers. This service primarily provides distressed property information, some of which also appears in some of the Company's newspapers.

Advertising and Newspaper Representative. The Company's publications carry commercial advertising and public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 6% of the Company’s total operating revenues in fiscal 2019, 7% in 2018, 7% in 2017, 7% in 2016 and 8% in 2015. Classified advertising revenues have continued to decline primarily due to the continued downturn in the employment advertising marketplace and online competition.

Public notice advertising consists of many different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys, and businesses or individuals filing fictitious business name statements. Many government agencies use the Company’s Internet-based advertising system to produce and send their notices to the Company. A fictitious business name website enables individuals to send their statements to the Company for filing and publication, and another website enables attorneys and individuals to send probate, civil, corporate, public sale and other types of public notices to the Company.  California Newspaper Service Bureau (“CNSB”), a division of the Company, is a statewide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising. CNSB places public notices and other forms of advertising with adjudicated newspapers of general circulation, most of which are not owned by the Company.

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 18% of the Company's total operating revenues in fiscal 2019, 21% in 2018, 21% in 2017, 23% in 2016 and 22% in 2015. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising was placed, and (iii) service fees to file notices with government agencies.

Trustee sales legal advertising revenues alone represented about 2% of the Company’s total operating revenues in fiscal 2019, 3% in 2018, 4% in 2017, 5% in 2016 and 6% in 2015. For several years, these revenues were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law, but the number of foreclosures has continued to decline since 2010. In addition, in many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute, and Arizona approved one such proposal effective in 2017 that virtually eliminated the publication of one particular notice type. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company’s public notice advertising revenues.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name database, fees from attorneys taking continuing legal education tests published in The Daily Journals and online, and other miscellaneous fees.

Journal Technologies

Journal Technologies provides case management software and related services to courts and other justice agencies. Its operations constituted about 65% of the Company’s total operating revenues in fiscal 2019, 58% in 2018, 58% in 2017, 56% in 2016 and 57% in 2015. Journal Technologies earns revenue from license, maintenance and support fees paid by customers to use its software products; consulting fees paid by customers for installation, implementation and training services; and fees generated by the use of secure websites through which the general public can pay traffic citations and fees and e-file cases.  Journal Technologies has the following main products:

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

The Company’s revenues from Journal Technologies’ foreign customers were $436,000 in fiscal 2019, $336,000 in 2018, $276,000 in 2017, $221,000 in 2016 and $278,000 in 2015. All of the Company’s other revenues in those years were attributable to the United States.

Materials and Postage

After personnel costs (included in “Salaries and employee benefits” and in “Outside services” in the accompanying consolidated statements of comprehensive income (loss)), postage and paper costs are typically the next two largest expenses for The Traditional Business. Paper and postage accounted for approximately 4% of our traditional publishing segment's operating costs in fiscal 2019, 5% in 2018, 5% in 2017, 6% in 2016 and 6% in 2015. Paper prices may fluctuate substantially in the future, and periodic postal rate increases could significantly impact income from operations. Further, we may not be able to pass on such increases to our customers.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although past shortages of newsprint have sometimes resulted in higher prices. The price of newsprint did not increase during fiscal 2019, but we anticipate future increases.

We use the U.S. Postal Service for distribution of roughly 45% of our newspapers. During the past several years, the Company has instituted changes in an attempt to mitigate higher postage costs. These changes have included contracting for hand delivery in selected sections of the San Francisco Bay area and in Santa Clara, Alameda, San Diego, Riverside, San Bernardino, Orange and Los Angeles counties, delivering pre-sorted newspapers to the post office on pallets, which facilitates delivery and improves service, and implementing a method of bundling newspapers which reduces the per piece charges. In addition, the Company has an ink jet labeler which eliminates paper labels and enables the Company to receive bar code discounts from the postal service on some of its newspapers.

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, the U.S. Postal Service has increased postal rates. (There were decreases in the Company’s aggregate postage costs during fiscal 2019 primarily due to subscriber loss.)

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

Journal Technologies’ staff includes employees who provide marketing and consulting services which may also result in additional consulting projects and the licensing of products. Most of Journal Technologies’ new projects come from a competitive bidding process.

Competition

Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. The Daily Journals face aggressive competition in Los Angeles and San Francisco. All of the Company's business publications and products face strong competition from other publications and service companies. Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company's newspapers provide, along with general news coverage, attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage as does the Company, but the Company believes its coverage, particularly that of The Daily Journals, is more complete. The Company believes that The Daily Journals are the most important newspapers serving California lawyers on a daily basis.

The Company's court rules publications face competition from case management systems and the courts themselves. Subscriptions to the single and multi-volume court rules continued to decline during fiscal 2019. The Company's Judicial Profile services have indirect competition because some of the same information is available through other sources, including the courts.

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

Many customers desire Internet-based solutions to centralize operations, facilitate electronic filing and other interfaces with other justice partners and the public, and publish certain information from case management systems. Journal Technologies’ product lines provide versions of these services, but there are many uncertainties in the process of courts and other agencies migrating to newer Internet-based systems, including whether Journal Technologies’ versions of case management systems will find general acceptance and whether the update, upgrade and modification of such systems can be done in a cost-effective manner. The Company competes on a variety of factors, including price, technological capabilities and services to accommodate the individual requirements of each customer.

Employees

The Company has approximately 375 full-time employees and contractors and about 10 part-time employees as of September 30, 2019. This includes about 250 full-time employees and contractors of Journal Technologies. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

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

Working Capital

Traditionally, the Company had generated sufficient cash flow from operations to cover all its needs without significant borrowing. The Company owns marketable securities with significant built-in appreciation, providing the Company with additional working capital, subject, of course, to the normal risks associated with owning securities. To a considerable extent, the Company also benefits from the fact that subscriptions and some licenses, maintenance and consulting fees are paid in advance. In fiscal 2013, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn Technologies, Inc. (“New Dawn”), and another $15.5 million to acquire substantially all of the operating assets and liabilities of ISD Technologies, Inc. (“ISD”), in each case pledging its marketable securities to obtain favorable financing.

The Company believes it has sufficient cash and marketable securities for the foreseeable future. If the Company’s overall cash needs exceed cash flow and its current working capital, the Company may still have the ability to borrow against its marketable securities on favorable terms, or it may attempt to secure additional financing which may or may not be available on acceptable terms. The Company could also sell marketable securities to generate cash, if necessary.

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

Inflation

The effects of inflation are not significantly any more or less adverse on the Company's businesses than they are on other publishing and software companies. The Company has experienced the effects of inflation primarily through increases in costs of personnel, newsprint, postage and services. These costs have generally been offset by periodic price increases for advertising and newspaper subscription rates; license, maintenance and support rates, but with frequent exceptions during several years when the Company has experienced substantial increases in postage and newsprint expenses and additional costs related to Journal Technologies.

Access to Our Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are not available on our website, www.dailyjournal.com, which is generally dedicated to the content of our publications and services. We will, however, provide these filings in electronic or paper format free of charge upon request addressed to our Secretary at our principal executive offices. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov.

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

For several years, the revenues of The Traditional Business were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law. With improvements in the economy, the number of foreclosures continued to decline in 2019. We expect this trend to continue, and it will significantly and adversely impact the earnings of The Traditional Business because it will be impractical for the Company to offset the expected revenue loss with expense reductions.

Changes in the legal requirement to publish public notice advertising or in the legal ability of our newspapers to publish those notices would have a significant adverse impact on The Traditional Business.

From time to time, the legislatures in California and Arizona (and elsewhere) have considered various proposals that would result in the elimination or reduction of the amount of public notice advertising in printed newspapers required by statute, and Arizona approved one such proposal for a particular notice type in fiscal 2017. These proposals typically focus on the availability of alternative means of providing public notices, such as via the Internet. Some proposals also question the need for public notices at all. To the extent these proposals become law, particularly in California and Arizona, they could materially affect the revenues of The Traditional Business.

In addition, if the adjudication, which is what gives publishers the legal ability to publish public notice advertising, of one or more of the Company’s newspapers were challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could materially affect the revenues of The Traditional Business.

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

After personnel costs, postage and paper costs are typically the Company’s next two largest expenses. An adequate supply of newsprint and other paper is important to the operations of The Traditional Business. The Company currently does not have a contract with any paper supplier, and in the past, shortages of newsprint have sometimes resulted in higher prices. The price of newsprint did not increase in fiscal 2019, but we anticipate future increases.

The Traditional Business uses the U.S. Postal Service for distribution of a majority of its newspapers and products. Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, postal rates have increased. Postal rates and fees may increase more in the future. Further, we may not be able to pass on increases in paper and postage costs to our customers.

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

Almost all of the customers of Journal Technologies are courts, justice agencies, and other government entities. Accordingly, we face special risks associated with governmental budget constraints, especially during stressful economic times, which could force government entities to defer or forego consulting services or even stop paying their annual software license and maintenance fees. In addition, we encounter risks related to a longer and more complicated sales cycle than exists for commercial customers, political issues related to resource allocation, administration turnover and preferences for internal case management solutions or for a particular vendor, complicated bidding procedures, and fluctuations in the demand for information technology products and services.

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

As of September 30, 2019, the Company held marketable securities worth approximately $194,581,000, with an unrealized gain for financial statement purposes of $140,692,000. While this portfolio has enabled the Company to borrow on very favorable terms for acquisitions and to better compete for case management software opportunities that are usually limited to “large” firms, it is unusual for a public company to invest a significant amount of its available cash in the marketable securities of other public companies. The value of these securities could decline, which would adversely affect net income and shareholders’ equity.

Also, as of September 30, 2019, the Company’s holdings of marketable securities were concentrated in just six companies and included two based in foreign currencies. Accordingly, a significant decline in the market value and unfavorable changes in the foreign exchange rates of one or more of the Company’s holdings may not be offset by hypothetically better performance of other holdings. This concentration of risk may result in a more pronounced effect on net income and shareholders’ equity.

The Company is required to recognize losses in a particular security for financial statement purposes even though the Company has not actually sold the security.

Under new accounting rules that became effective in fiscal 2019, changes in the unrealized gains and losses on investments are now included in the Company’s reported net income (loss), even though the Company has not actually realized any gain or loss by selling such investments. Accordingly, changes in the market prices of the Company’s marketable securities can have a significant impact on the Company’s reported results for a particular period, even though those changes do not bear on the performance of the Company’s operating businesses.

The Company may be subject to fluctuations in foreign currency rates for marketable securities that are not denominated in the United States Dollar.

At times, the Company may hold marketable securities denominated in currencies other than the United States Dollar. When it does, the Company may be at risk for significant fluctuations in the applicable foreign currency exchange rates, which would affect the profitability of such marketable securities.

General Corporate Risks

The Company relies heavily on the services of Gerald Salzman.

Gerald Salzman, 80, serves as the Company’s president, chief executive officer, chief financial officer, treasurer and assistant secretary. He is also the president, chief executive officer, chief financial officer and secretary of Journal Technologies. If Mr. Salzman’s services were no longer available to the Company, it is unlikely that the Company could find a single replacement to perform all of the duties now handled by him, and it could have a significant adverse effect on the Company’s business. The Company does not carry key man life insurance, nor has it entered into an employment agreement with Mr. Salzman. In April 2018, Mr. Salzman suffered a Transient Ischemic Attack (TIA) stroke. He was released from the hospital after one night and has since been working mostly from home, performing his executive roles with the Company while continuing to undergo physical therapy. He has reduced his work schedule to a more sustainable level and has delegated certain of his duties to other managers.

Changes in accounting guidance could have a significant effect on the Company’s reported financial results.

Preparing consolidated financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies and the prevailing accounting guidance. The Company considers fair value measurement and disclosures, revenue recognition, accounting for software costs, accounting for business combinations, testing for intangible impairments and income taxes to be critical accounting policies and estimates. (In fiscal 2019, the Company wrote off the entire goodwill of $13,400,000 recorded at the time of its acquisitions of New Dawn Technologies, Inc. and ISD Technologies, Inc. in fiscal 2013.) A change in the accounting guidance with respect to one or more of these areas could materially affect the Company’s reported financial results.

As noted above, beginning in fiscal 2019, changes in unrealized gains (losses) on investments are included in the Company’s net income (loss) and thus may have a significant impact on the Company’s reported results depending on the fluctuations of the prices of the marketable securities owned by the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns office and printing facilities in Los Angeles and an office building in Logan, Utah, and leases space for its other offices under operating leases which expire at various dates through 2021.

The main Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, which is fully occupied by the Company. Approximately 75% of the building is devoted to office space and the remainder to printing and production equipment and facilities. In 2003, the Company finished building an adjacent 37,000 square foot building and parking facilities on properties it acquired in 1996 and 1998. This building provides additional office, production and storage space. The Company and Journal Technologies occupy this building’s first floor and will complete the build-out of the second floor when needed.

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

	High	Low
Fiscal 2019
Quarter ended December 31, 2018	$257.70	$212.20
Quarter ended March 31, 2019	240.00	192.83
Quarter ended June 30, 2019	238.00	213.68
Quarter ended September 30, 2019	262.50	197.00

Fiscal 2018
Quarter ended December 31, 2017	$250.03	$217.67
Quarter ended March 31, 2018	250.95	213.85
Quarter ended June 30, 2018	248.42	221.04
Quarter ended September 30, 2018	246.75	225.01

As of December 5, 2019, there were approximately 425 holders of record of the Company’s common stock, and the last trade was at $277.10 per share.

The Company did not declare or pay any dividends during fiscal 2019, 2018 or 2017. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past three fiscal years.

From time to time, the Company has repurchased shares of its common stock and may do so in the future. The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan. See Note 2 of Notes to Consolidated Financial Statements for more information. The Company’s stock repurchase program remains in effect, but the Company did not repurchase any shares during fiscal 2019, 2018 and 2017.

The following graph shows a five-year comparison of cumulative total return on the Company’s common stock, Standard & Poor’s 500 Composite Index, Standard & Poor’s Publishing MidCap Index and Standard & Poor’s Software & Services Select Industry Index, assuming $100 was invested on September 30, 2014, and all dividends were reinvested. The Company has not declared a dividend in any of the fiscal years shown.

Daily Journal Corporation

Total Cumulative Shareholder Return for Five Years Ended September 30, 2019

September	2014	2015	2016	2017	2018	2019
Daily Journal Corporation	100.00	103.16	121.33	121.11	133.52	137.15
S&P 500 Composite	100.00	99.39	114.72	136.07	160.44	167.27
S&P Publishing MidCap	100.00	98.25	108.73	135.99	151.55	145.46
S&P Software & Services Selected Industry	100.00	106.02	128.53	164.03	229.92	258.13

Item 6. Selected Financial Data

The following sets forth selected financial data for the Company as of, and for each of the five years ended September 30, 2019. Such data should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included herein.

	Fiscal Year Ended September 30
	2019	2018	2017	2016	2015
	(Dollar amounts in thousands, except share and per share amounts)
Consolidated Statement of Comprehensive Income (Loss):
Revenues
Advertising, net	$9,132	$9,112	$9,104	$9,854	$10,502
Circulation	5,249	5,401	5,654	5,912	5,915
Advertising service fees and other	2,712	2,659	2,812	2,651	2,703
Licensing and maintenance fees	20,179	17,225	16,037	14,758	13,984
Consulting fees	5,539	2,832	4,476	4,085	4,704
Other public service fees	5,844	3,474	3,301	4,352	6,170
	48,655	40,703	41,384	41,612	43,978
Costs and expenses
Salaries and employee benefits	35,014	33,832	31,749	27,381	26,010
Outside services	3,874	4,287	4,552	3,729	3,524
Postage and delivery costs	838	857	1,112	1,141	1,318
Newsprint and printing expenses	727	780	877	912	1,225
Depreciation and amortization	589	3,678	5,586	5,709	5,531
Goodwill impairment	13,400	---	---	---	---
Equipment maintenance and software	1,516	1,458	1,071	790	699
Credit card merchant discount fees	1,409	1,027	945	1,120	1,514
Rent expenses	1,017	996	742	745	1,171
Accounting and legal fees	1,605	1,302	1,432	1,017	1,340
Other general and administrative expenses	6,890	6,546	6,485	5,708	5,158
	66,879	54,763	54,551	48,252	47,490
Loss from operations	(18,224)	(14,060)	(13,167)	(6,640)	(3,512)
Other income and expenses
Dividends and interest income	5,380	4,808	4,844	4,085	3,829
Other income	38	37	34	61	65
Net unrealized losses on investments	(17,715)	---	---	---	---
Interest expense on note payable collateralized by real estate	(93)	(95)	(100)	(88)	---
Interest expenses on margin loans	(862)	(651)	(422)	(284)	(224)
Interest and penalty (expense) expense reversal accrued for uncertain and unrecognized tax benefits	---	---	743	(112)	(96)
Capital gains on sales of marketable securities and others	---	3,182	---	---	4
Other-than temporary impairment losses on Investments	---	(4,560)	---	---	(376)
Loss before taxes	(31,476)	(11,339)	(8,068)	(2,978)	(310)
Benefit from income taxes	6,260	19,540	7,150	1,935	1,120
Net (loss) income	$(25,216)	$8,201	$(918)	$(1,043)	$810
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746	1,380,746	1,380,746	1,380,746
Basic and diluted net income (loss) per share	$(18.26)	$5.94	$(0.66)	$(0.76)	$0.59

Comprehensive income (loss)
Net income (loss)	$(25,216)	$8,201	$(918)	$(1,043)	$810
Net change in unrealized appreciation of investments (net of taxes)	---	(5,823)	35,316	(2,214)	(8,811)
Reclassification adjustment of other-than-temporary impairment losses recognized in net income	---	3,350	---	---	230
Net change in comprehensive (loss) income	$(25,216)	$5,728	$34,398	$(3,257)	$(7,771)

	September 30
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Total assets	$237,376	$263,998	$280,708	$225,446	$228,196
Shareholders’ equity	137,700	162,916	159,741	125,343	128,600

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services, and (2) Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to bar members and the public, including efiling and a website to pay traffic citations and fees online. These products are licensed to more than 500 organizations in 42 states and internationally.

Fiscal 2019 compared with fiscal 2018

Consolidated revenues were $48,655,000 and $40,703,000 for fiscal year ended September 30, 2019 and 2018, respectively. This increase of $7,952,000 (20%) was primarily from (i) increased Journal Technologies’ license and maintenance fees of $2,954,000, consulting fees of $2,707,000 and public service fees of $2,370,000, and (ii) increased Traditional Business’ conference revenues of $209,000, display advertising net revenues of $135,000 and legal notice advertising net revenues of $106,000, partially offset by a reduction in the Traditional Business’ classified advertising net revenues of $246,000, trustee sale notice advertising net revenues of $196,000 and circulation revenues of $152,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 65% and 58% of the Company’s total revenues for fiscal 2019 and 2018, respectively.

Consolidated operating expenses, excluding goodwill impairment expenses of $13,400,000 as compared with none in the prior year, decreased by $1,284,000 (2%) to $53,479,000 from $54,763,000. Total salaries and employee benefits increased by $1,182,000 (3%) to $35,014,000 from $33,832,000 primarily resulting from additional personnel costs for Journal Technologies. Outside services decreased by $413,000 (10%) to $3,874,000 from $4,287,000 mainly because of decreased contractor costs for Journal Technologies. Depreciation and amortization costs, which primarily included the amortization of Journal Technologies’ intangible assets of none during fiscal 2019 (fully amortized by last year-end) and $3,058,000 in fiscal 2018, decreased by $3,089,000 to $589,000 from $3,678,000. Credit card merchant discount fees, which represent fees paid to credit card service providers to process payments for the public service fee revenues, increased by $382,000 (37%) to $1,409,000 from $1,027,000 mainly resulting from increased efilings. Accounting and legal fees increased by $303,000 (23%) to $1,605,000 from $1,302,000 primarily because of additional legal fees to review and negotiate Journal Technologies’ contracts with customers.

The Company’s non-operating income, net of expenses, decreased to a loss of $13,252,000 from income of $2,721,000 primarily because of the recording of fiscal 2019 net unrealized losses on investments of $17,715,000 and increases in the interest rates on the two acquisition margin loans, as compared with the prior year’s other-than-temporary impairment losses on investments of $4,560,000, partially offset by the capital gain of $3,180,000 from the sale of bonds.

During fiscal 2019, consolidated pretax loss was $31,476,000, as compared with $11,339,000 in the prior year. There was a consolidated net loss of $25,216,000 (-$18.26 per share) after tax benefits for fiscal 2019, as compared with net income of $8,201,000 ($5.94 per share) in the prior year mainly from the prior year’s adjustments relative to the benefits resulting from the December 2017 Tax Cuts and Job Act (the “Tax Act”).

During fiscal 2019, the Company’s cash and cash equivalents increased by $1,329,000 to $10,630,000 from $9,301,000. At September 30, 2019, the aggregate fair market value of the Company’s marketable securities was $194,581,000. These securities had approximately $140,692,000 of net unrealized gains before taxes of $37,241,000, and generated approximately $5,380,000 in dividends and interest income during fiscal 2019, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Additional detail about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)
For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2019	2018	2019		2018		2019		2018		2019	2018
Revenues
Advertising	$9,132	$9,112	$	---	$	---	$	---	$	---	$9,132	$9,112
Circulation	5,249	5,401		---		---		---		---	5,249	5,401
Advertising service fees and other	2,712	2,659		---		---		---		---	2,712	2,659
Licensing and maintenance fees	---	---		20,179		17,225		---		---	20,179	17,225
Consulting fees	---	---		5,539		2,832		---		---	5,539	2,832
Other public service fees	---	---		5,844		3,474		---		---	5,844	3,474
Total operating revenues	17,093	17,172		31,562		23,531		---		---	48,655	40,703
Operating expenses
Salaries and employee benefits	10,637	10,381		24,377		23,451		---		---	35,014	33,832
Amortization of intangible assets	---	---		---		3,058		---		---	---	3,058
Goodwill impairment	---	---		13,400		---		---		---	13,400	---
Others	6,344	6,459		12,121		11,414		---		---	18,465	17,873
Total operating expenses	16,981	16,840		49,898		37,923		---		---	66,879	54,763
Income (loss) from operations	112	332		(18,336)		(14,392)		---		---	(18,224)	(14,060)

Dividends and interest income	---	---		---		---		5,380		4,808	5,380	4,808
Other income	---	---		---		---		38		37	38	37
Net unrealized losses on investments	---	---		---		---		(17,715)		---	(17,715)	---
Interest expenses on note payable collateralized by real estate	(93)	(95)		---		---		---		---	(93)	(95)
Interest expense on margin loans	---	---		---		---		(862)		(651)	(862)	(651)
Capital gains on sales of marketable securities and others	---	---		---		---		---		3,182	---	3,182
Other-than-temporary impairment losses on investments	---	---		---		---		---		(4,560)	---	(4,560)
Pretax income (loss)	$19	$237		$(18,336)		$(14,392)		$(13,159)		$2,816	$(31,476)	$(11,339)

The Traditional Business

      The Traditional Business’ business segment pretax income decreased by $218,000 to $19,000 from $237,000 in the prior year.

Advertising revenues increased by $20,000 to $9,132,000 from $9,112,000, primarily because of increased conference revenues of $209,000, display advertising net revenues of $135,000 and legal notice, other than trustee sale notice, advertising net revenues of $106,000, partially offset by reduced classified advertising net revenues of $246,000 and trustee sale notice advertising net revenues of $196,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 14% during fiscal 2019 as compared to the prior year. Because this slowing is expected to continue, the Company expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues for fiscal 2020. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 88% of the total public notice advertising revenues in fiscal 2019. Public notice advertising revenues and related advertising and other service fees constituted about 18% and 21% of the Company’s total revenues for the fiscal 2019 and 2018, respectively. Because of this concentration, the Company’s revenues would be significantly adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as was implemented in Arizona in fiscal 2017 for one notice type that had represented approximately $500,000 in annual revenues for the Company. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 90% of The Traditional Business’ total circulation revenues, which declined by $152,000 (3%) to $5,249,000 from $5,401,000. The court rule and judicial profile services generated about 8% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses increased by $141,000 (1%) to $16,981,000 from $16,840,000, primarily due to increased personnel costs.

Journal Technologies

Journal Technologies’ business segment pretax loss increased by $3,944,000 (27%) to $18,336,000 from $14,392,000, after (i) the goodwill impairment expenses of $13,400,000 during this fiscal year as compared with none in the prior fiscal year, and (ii) no amortization costs of intangible assets during fiscal 2019 (fully amortized by last year-end) as compared with $3,058,000 in fiscal 2018.

Revenues increased by $8,031,000 (34%) to $31,562,000 from $23,531,000 in the prior fiscal year. Licensing and maintenance fees increased by $2,954,000 (17%) to $20,179,000 from $17,225,000. Consulting fees increased by $2,707,000 (96%) to $5,539,000 from $2,832,000 due to more go-lives, which is when installation consulting fees typically become due. Other public service fees increased by $2,370,000 (68%) to $5,844,000 from $3,474,000 primarily due to additional efiling fee revenues.

Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period.

Operating expenses increased by $11,975,000 (32%) to $49,898,000 from $37,923,000, primarily because of (i) increased salaries and employee benefit costs of $926,000, and (ii) the goodwill impairment of $13,400,000, partially offset by last year’s fully-amortized costs of intangible assets of $3,058,000.

Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. In fiscal 2013, when the Company acquired New Dawn Technologies, Inc. and ISD Technologies, Inc., it recorded goodwill of $13,400,000 which represented the expected synergies in expanding the Company’s software business. Based on a recent third-party appraiser’s valuation report, the entire goodwill of $13,400,000 was impaired and thus fully written off as of September 30, 2019. In addition, the Company decided to initiate the end-of-life process of New Dawn’s and ISD’s legacy software products and focus on Journal Technologies’ Internet-based family of products.

Journal Technologies is continuing to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Taxes

For fiscal 2019, the Company recorded an income tax benefit of $6,260,000 on a pretax loss of $31,476,000.  The effective tax rate was below the statutory rate due to the impairment of goodwill, partially offset by the dividends received deduction and a benefit for state taxes.

During the prior fiscal year, the Tax Act reduced the maximum corporate income tax rate from 35% to 21%.  The impact to the Company’s financial statements in fiscal 2018 was as follows:  (i) fiscal 2018 income tax expense or benefit was calculated using a blended rate of 24.28% pursuant to IRC Section 15, (ii) deferred tax expense included a discrete net tax benefit of approximately $16 million resulting from a revaluation of deferred tax assets and liabilities to the expected tax rate that will be applied when temporary differences are expected to reverse, (iii) items that were expected to reverse during fiscal 2018 were valued at the blended rate of 24.28% while temporary differences that will reverse after fiscal 2018 were valued at the 21% rate, and (iv) approximately $20 million of the revaluation of deferred taxes related to items that were initially recorded as accumulated other comprehensive income. This revaluation of approximately $20 million was recorded as a component of income tax expense or benefit in continuing operations.  Consequently, during fiscal 2018, the Company recorded an income tax benefit of $19,540,000 on a pretax loss of $11,339,000.  The effective tax rate (before the discrete item discussed above) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.

The Company’s effective tax rate was 20% for fiscal 2019 as compared with 172% in the prior fiscal year. The difference in the effective tax rate was primarily due to the effect of the tax cuts in the prior year period and the prior fiscal year’s revaluation of deferred taxes related to items previously recorded in other comprehensive income, as discussed above.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2016 with regard to federal income taxes and fiscal 2015 for state income taxes.

Fiscal 2018 compared with fiscal 2017

For a comparison of the Company’s fiscal 2018 and fiscal 2017 results, please see “Management’s Discussion and Analysis of Financial Condition and Operations” in Part II, Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2018.

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies. Additional details about each of the reportable segments and its corporate income and expenses is set forth below:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate		Total
Fiscal 2019
Revenues
Advertising	$9,132,000	$	---	$	---	$9,132,000
Circulation	5,249,000		---		---	5,249,000
Advertising service fees and other	2,712,000		---		---	2,712,000
Licensing and maintenance fees	---		20,179,000		---	20,179,000
Consulting fees	---		5,539,000		---	5,539,000
Other public service fees	---		5,844,000		---	5,844,000
Operating expenses	16,981,000		49,898,000*		---	66,879,000*
Income (loss) from operations	112,000		(18,336,000)		---	(18,224,000)
Dividends and interest income	---		---		5,380,000	5,380,000
Other income	---		---		38,000	38,000
Net unrealized losses on investments	---		---		(17,715,000)	(17,715,000)
Interest expenses on note payable collateralized by real estate	(93,000)		---		---	(93,000)
Interest expenses on margin loans	---		---		(862,000)	(862,000)
Pretax income	19,000		(18,336,000)		(13,159,000)	(31,476,000)
Income tax expense	(5,000)		2,450,000		3,815,000	6,260,000
Net loss	14,000		(15,886,000)		(9,344,000)	(25,216,000)
Total assets	17,176,000		22,741,000		197,459,000	237,376,000
Capital expenditures	132,000		33,000		---	165,000

* included goodwill impairment of $13,400,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate		Total
Fiscal 2018
Revenues
Advertising, net	$9,112,000	$	---	$	---	$9,112,000
Circulation	5,401,000		---		---	5,401,000
Advertising service fees and other	2,659,000		---		---	2,659,000
Licensing and maintenance fees	---		17,225,000		---	17,225,000
Consulting fees	---		2,832,000		---	2,832,000
Other public service fees	---		3,474,000		---	3,474,000
Operating expenses	16,840,000		37,923,000		---	54,763,000
Income (loss) from operations	332,000		(14,392,000)		---	(14,060,000)
Dividends and interest income	---		---		4,808,000	4,808,000
Other income	---		---		37,000	37,000
Interest expense on note payable collateralized by real estate	(95,000)		---		---	(95,000)
Interest expense on margin loans	---		---		(651,000)	(651,000)
Capital gains on sales of marketable Securities and others	---		---		3,182,000	3,182,000
Other-than-temporary impairment losses on investments	---		---		(4,560,000)	(4,560,000)
Pretax (loss) income	237,000		(14,392,000)		2,816,000	(11,339,000)
Income tax benefit	490,000		695,000		18,355,000	19,540,000
Net (loss) income	727,000		(13,697,000)		21,171,000	8,201,000
Total assets	19,602,000		29,885,000		214,511,000	263,998,000
Capital expenditures	212,000		---		---	212,000
Amortization of intangible assets	---		3,058,000		---	3,058,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate		Total
Fiscal 2017
Revenues
Advertising, net	$9,104,000	$	---	$	---	$9,104,000
Circulation	5,654,000		---		---	5,654,000
Advertising service fees and other	2,812,000		---		---	2,812,000
Licensing and maintenance fees	---		16,037,000		---	16,037,000
Consulting fees	---		4,476,000		---	4,476,000
Other public service fees	---		3,301,000		---	3,301,000
Operating expenses	17,852,000		36,699,000		---	54,551,000
Loss from operations	(282,000)		(12,885,000)		---	(13,167,000)
Dividends and interest income	---		---		4,844,000	4,844,000
Other income	22,000		---		12,000	34,000
Interest expense on note payable collateralized by real estate	(100,000)		---		---	(100,000)
Interest expense on margin loans	---		---		(422,000)	(422,000)
Interest and penalty expense reversal for uncertain and unrecognized tax benefits	---		743,000		---	743,000
Pretax (loss) income	(360,000)		(12,142,000)		4,434,000	(8,068,000)
Income tax benefit (expense)	(2,000)		7,910,000		(758,000)	7,150,000
Net (loss) income	(362,000)		(4,232,000)		3,676,000	(918,000)
Total assets	16,606,000		33,461,000		230,641,000	280,708,000
Capital expenditures	160,000		93,000		---	253,000
Amortization of intangible assets	---		4,895,000		---	4,895,000

During fiscal 2019, 2018 and 2017, the Traditional Business had total operating revenues of $17,093,000, $17,172,000 and $17,570,000 of which $11,844,000, $11,771,000 and $11,916,000, respectively, were recognized after services were provided while $5,249,000, $5,401,000 and $5,654,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for the Company’s software business were $31,562,000, $23,531,000 and $23,814,000, of which $12,353,000, $7,437,000 and $8,618,000, respectively, were recognized upon completion of services while $19,209,000, $16,094,000 and $15,196,000, respectively, were recognized ratably over the subscription periods.

Approximately 65% of the Company’s revenues during fiscal 2019 were derived from Journal Technologies, as compared with 58% and 58% in the prior two years. In addition, the Company’s revenues have been primarily from the United States, with approximately 1% from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

The following table sets forth certain deferred obligations from October 1, 2018 through September 30, 2019:

	Beginning Balance	Addition	Recognized	Ending Balance

Deferred subscriptions	$3,174,000	$5,270,000	$(5,249,000)	$3,195,000
Deferred installation contracts	2,554,000	5,887,000	(6,509,000)	1,932,000
Deferred maintenance agreements and others	14,362,000	20,904,000	(19,209,000)	16,057,000

Disclosure of Contractual Obligations

The following table sets forth certain contractual obligations as of September 30, 2019:

Contractual Obligations (000)

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Real estate loan	$126	$272	$299	$1,138	$1,835
Obligations under operating leases	474	40	---	---	514
Long-term accrued liabilities *	---	31	64	135	230
	$600	$343	$363	$1,273	$2,579

        * The long-term accrued liabilities for the Management Incentive Plan are discounted to the present value using a discount rate of 6%.

      In addition, during fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. These investment margin account borrowings do not mature. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2019, 2018 and 2017 was 2.5%, 2.5% and 1.75%, respectively.

Liquidity and Capital Resources

During fiscal 2019, the Company’s cash and cash equivalents and marketable security positions decreased by $16,386,000, primarily resulting from unrealized losses on investments of $17,715,000. Cash and cash equivalents were used for the purchase of capital assets of $165,000 and the payment of loan principal of $121,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $53,889,000 and a market value of about $194,581,000 at September 30, 2019, generated approximately $5,380,000 in dividends and interest income. These securities had approximately $140,692,000 of net unrealized gains before estimated taxes of $37,241,000 which will become due only when we sell securities in which there is unrealized appreciation. Beginning in fiscal 2019, changes in unrealized gains (losses) on investments are included in the Company’s net income (loss) and thus may have a significant impact on the Company’s reported results depending on the fluctuations of the prices of the marketable securities owned by the Company.

Cash flows from operating activities increased by $3,496,000 during fiscal 2019 as compared to the prior fiscal year, primarily resulting from increases in accounts payable and accrued liabilities of $1,435,000 which included additional efiling fees to be remitted to the courts.

As of September 30, 2019, the Company had working capital of $182,280,000, including the liabilities for deferred subscriptions, deferred installation and maintenance agreements and others of $20,849,000.

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

As of September 30, 2019, the investments were concentrated in just six companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s net income and shareholders’ equity.

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

ASC 820, Fair Value Measurement and Disclosures, requires the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of its investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company made no transfers in and out of Level 1 and Level 2 measurements in fiscal years 2019, 2018 and 2017. During that time all of the Company’s investments have been quoted on public markets and, therefore, all fair value calculations have been based on Level 1 measurements. The estimated Incentive Plan’s future commitment is calculated based on an average of the prior fiscal year (fiscal 2018) and the current year’s pretax earnings before certain items, discounted to the present value at 6% since each granted Incentive Plan Unit will expire over its remaining life term of up to 10 years.

The Company analyzes goodwill for possible impairment under ASC 350, Intangibles – Goodwill and Other, annually or whenever events or changes in circumstances indicate that the value may not be recoverable. Considered factors for potential goodwill impairment evaluation for the reporting units include current year’s business profitability before intangible amortization, fluctuations of revenues, changes in the market place, the status of installation contracts and new business, among other things. During the last quarter of fiscal 2019, the Company adopted early ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test and requiring impairment charges to be based on Step 1, which is to compare the fair value of a reporting unit with its carrying amount. A goodwill impairment should be recognized in the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company’s annual goodwill impairment analysis in 2019 resulted in an impairment loss of $13,400,000 based on a third-party appraiser’s valuation report.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2019, 2018 and 2017 was 2.5%, 2.5% and 1.75%, respectively. The Company was not subject to any significant interest rate risk during such period.

Foreign Currency Risk

The Company holds foreign marketable securities based in the South Korean Won and Hong Kong Dollar that are subject to risk associated with changes in the exchange rates of these currencies against the United States Dollar. The fair value of the foreign marketable security held in South Korean Won was $9,380,000 with an adjusted cost of $10,249,000, and $10,249,000 with an adjusted cost of $10,249,000 (after the other-than-temporary impairment losses of $4,560,000), as of September 30, 2019 and 2018, respectively. The exchange rate of the South Korean Won against the United States Dollar was $0.00083 and $0.00090 at September 30, 2019 and 2018, respectively. The fair value of the foreign marketable security held in Hong Kong Dollars was $29,612,000 with an adjusted cost of $14,710,000, and $42,587,000 with an adjusted cost of $14,710,000, as of September 30, 2019 and 2018, respectively. The exchange rate of the Hong Kong Dollar against the United States Dollar was $0.12756 and $0.12780 at September 30, 2019 and 2018, respectively.

Equity Price Risk

The Company owns marketable securities and is subject to equity price risk. The following table summarizes our equity securities with significant equity price risk as of September 30, 2019 and 2018. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates are also shown. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Indeed, results could be far better or worse due both to the nature of equity markets and the aforementioned concentration in our equity investment portfolio.

Equity Price Risk (000)

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
September 30, 2019
Equity securities	$194,581	30% increase	$252,955	42% increase
		30% decrease	136,207	42% decrease
September 30, 2018
Equity securities	$212,296	30% increase	$275,985	39% increase
		30% decrease	148,607	39% decrease

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Daily Journal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation (the Company) as of September 30, 2019 and 2018, the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated December 12, 2019 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Los Angeles, California

December 12, 2019

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	September 30
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$10,630,000	$9,301,000
Marketable securities at fair value -- common stocks of $194,581,000 at September 30, 2019 and $212,296,000 at September 30, 2018	194,581,000	212,296,000
Accounts receivable, less allowance for doubtful accounts of $200,000 at September 30, 2019 and September 30, 2018	7,036,000	4,803,000
Inventories	40,000	46,000
Prepaid expenses and other current assets	508,000	512,000
Income tax receivable	153,000	270,000
Total current assets	212,948,000	227,228,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,499,000	16,422,000
Furniture, office equipment and computer software	2,119,000	2,877,000
Machinery and equipment	1,750,000	1,749,000
	20,368,000	21,048,000
Less accumulated depreciation	(9,572,000)	(9,828,000)
	10,796,000	11,220,000
Intangibles, net	---	---
Goodwill	---	13,400,000
Deferred income taxes - Federal	12,596,000	9,269,000
Deferred income taxes - State	1,036,000	2,881,000
	$237,376,000	$263,998,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,520,000	$2,820,000
Accrued liabilities	5,173,000	4,402,000
Note payable collateralized by real estate	126,000	121,000
Deferred subscriptions	3,195,000	3,174,000
Deferred installation contracts	1,932,000	2,554,000
Deferred maintenance agreements and others	15,722,000	14,186,000
Total current liabilities	30,668,000	27,257,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Note payable collateralized by real estate	1,709,000	1,835,000
Deferred maintenance agreements	335,000	176,000
Accrued liabilities	230,000	170,000
Deferred income taxes	37,241,000	42,151,000
Total long term liabilities	69,008,000	73,825,000

Commitments and contingencies (Notes 4 and 5)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at September 30, 2019 and September 30, 2018	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	135,931,000	45,361,000
Accumulated other comprehensive income	---	115,786,000
Total shareholders' equity	137,700,000	162,916,000
	$237,376,000	$263,998,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2019	2018	2017
Revenues
Advertising, net	$9,132,000	$9,112,000	$9,104,000
Circulation	5,249,000	5,401,000	5,654,000
Advertising service fees and other	2,712,000	2,659,000	2,812,000
Licensing and maintenance fees	20,179,000	17,225,000	16,037,000
Consulting fees	5,539,000	2,832,000	4,476,000
Other public service fees	5,844,000	3,474,000	3,301,000
	48,655,000	40,703,000	41,384,000
Costs and expenses
Salaries and employee benefits	35,014,000	33,832,000	31,749,000
Outside services	3,874,000	4,287,000	4,552,000
Postage and delivery expenses	838,000	857,000	1,112,000
Newsprint and printing expenses	727,000	780,000	877,000
Depreciation and amortization	589,000	3,678,000	5,586,000
Goodwill impairment	13,400,000	---	---
Equipment maintenance and software	1,516,000	1,458,000	1,071,000
Credit card merchant discount fees	1,409,000	1,027,000	945,000
Rent expenses	1,017,000	996,000	742,000
Accounting and legal fees	1,605,000	1,302,000	1,432,000
Other general and administrative expenses	6,890,000	6,546,000	6,485,000
	66,879,000	54,763,000	54,551,000
Loss from operations	(18,224,000)	(14,060,000)	(13,167,000)
Other income (expenses)
Dividends and interest income	5,380,000	4,808,000	4,844,000
Other income	38,000	37,000	34,000
Net unrealized (losses) gains on investments	(17,715,000)	---	---
Interest expense on note payable collateralized by real estate and others	(93,000)	(95,000)	(100,000)
Interest expense on margin loans	(862,000)	(651,000)	(422,000)
Interest and penalty expense reversal for uncertain and unrecognized tax benefits	---	---	743,000
Capital gains on sales of marketable securities and others	---	3,182,000	---
Other-than-temporary impairment losses on investments	---	(4,560,000)	---
Loss before taxes	(31,476,000)	(11,339,000)	(8,068,000)
Benefit from income taxes	6,260,000	19,540,000	7,150,000
Net (loss) income	$(25,216,000)	$8,201,000	$(918,000)
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(18.26)	$5.94	$(0.66)

Comprehensive (loss) income
Net (loss) income	$(25,216,000)	$8,201,000	$(918,000)
Net change in unrealized appreciation of investments (net of taxes of $0 for fiscal 2019, net of tax benefits of $1,258,000 for fiscal 2018 and net of taxes of $22,300,000 for fiscal 2017)	---	(5,823,000)	35,316,000
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes of $0, $1,210,000 and $0 for fiscal 2019, 2018 and 2017, respectively)	---	3,350,000	---
	$(25,216,000)	$5,728,000	$34,398,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 2016	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$58,068,000	$65,506,000	$125,343,000
Net loss	---	---	---	---	---	(918,000)	---	(918,000)
Unrealized gains on investments, net	---	---	---	---	---	---	35,316,000	35,316,000
Balance at September 30, 2017	1,805,053	18,000	(424,307)	(4,000)	1,755,000	57,150,000	100,822,000	159,741,000
Net income	---	---	---	---	---	8,201,000	---	8,201,000
Unrealized losses on investments, net	---	---	---	---	---	---	(5,823,000)	(5,823,000)
Sale of bond investments (net of taxes)	---	---	---	---	---	---	(2,553,000)	(2,553,000)
Reclassification of stranded tax effects	---	---	---	---	---	(19,990,000)	19,990,000	---
Reclassification adjustment of other-than-temporary impairment losses recognized in net income (net of taxes)	---	---	---	---	---	---	3,350,000	3,350,000
Balance at September 30, 2018	1,805,053	18,000	(424,307)	(4,000)	1,755,000	45,361,000	115,786,000	162,916,000
Net loss	---	---	---	---	---	(25,216,000)	---	(25,216,000)
Adoption of new accounting pronouncement	---	---	---	---	---	115,786,000	(115,786,000)	---
Balance at September 30, 2019	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$135,931,000	$ ---	$137,700,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2019	2018	2017
Cash flows from operating activities
Net (loss) income	$(25,216,000)	$8,201,000	$(918,000)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	589,000	3,678,000	5,586,000
Goodwill impairment	13,400,000	---	---
Gains on sales of marketable securities	---	(3,182,000)	---
Deferred income taxes	(6,392,000)	(19,241,000)	(4,574,000)
Discount earned on bonds	---	---	(3,000)
Other-than-temporary impairment losses on investments	---	4,560,000	---
Unrealized losses on investment	17,715,000	---	---
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(2,233,000)	555,000	(651,000)
Inventories	6,000	(6,000)	1,000
Prepaid expenses and other assets	4,000	286,000	2,000
Income tax receivable	117,000	639,000	(19,000)
Increase (decrease) in liabilities
Accounts payable	1,700,000	(229,000)	405,000
Accrued liabilities	831,000	1,325,000	(143,000)
Income taxes	---	---	(2,723,000)
Deferred subscription	21,000	(110,000)	(118,000)
Deferred installation contracts	1,695,000	(2,518,000)	(2,268,000)
Deferred maintenance agreements and others	(622,000)	4,161,000	2,772,000
Net cash provided by (used in) operating activities	1,615,000	(1,881,000)	(2,651,000)

Cash flows from investing activities
Sales of marketable securities	---	8,125,000	---
Purchases of marketable securities	---	---	(5,013,000)
Purchases of property, plant and equipment	(165,000)	(212,000)	(253,000)
Net cash (used in) provided by investing activities	(165,000)	7,913,000	(5,266,000)

Cash flows from financing activities
Payment of loan principal	(121,000)	(115,000)	(110,000)
Net cash used in financing activities	(121,000)	(115,000)	(110,000)

Increase (decrease) in cash and cash equivalents	1,329,000	5,917,000	(8,027,000)

Cash and cash equivalents
Beginning of year	9,301,000	3,384,000	11,411,000
End of year	10,630,000	$9,301,000	$3,384,000

Interest paid during year	$963,000	$736,000	$516,000
Income taxes refunded during year	$(121,000)	$(1,077,000)	$(3,000)

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND OPERATIONS

Daily Journal Corporation (“Daily Journal”) publishes newspapers and websites covering California and Arizona and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising.

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of Daily Journal, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including efiling and a website to pay traffic citations and fees online, and bar members. These products are licensed to more than 500 organizations in 42 states and internationally.

Essentially all of the Company’s U.S. operations are based in California, Arizona, Colorado and Utah. The Company also has a presence in Australia where Journal Technologies is working on two important software installation projects.

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

Restricted Cash:  The Company considers cash to be restricted when withdrawal or general use is legally restricted. Restricted cash of $2,015,000 included in the cash balance at September 30, 2019 represents cash held to secure two letters of credit issued by a bank for a software installation contract in Australia.

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in marketable securities, all categorized as “available-for-sale” and stated at fair market value. On October 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires an entity that holds financial assets or owes financial liabilities to, among other things, measure equity investments at fair value and recognize unrealized gains (losses) through net income (loss). Accordingly, the Company’s net loss of $25,216,000 for fiscal 2019, included net unrealized losses on investments of $17,715,000. For the prior fiscal years, the Company recorded net unrealized (losses) gains for its available-for-sale marketable securities in “other comprehensive income”. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures. At September 30, 2019, the aggregate fair market value of the Company’s marketable securities was $194,581,000. These investments had approximately $140,692,000 of net unrealized gains before taxes of $37,241,000. Most of the unrealized net gains were in the common stocks of three U.S. financial institutions.   At September 30, 2018, the Company had marketable securities at fair market value of approximately $212,296,000, including approximately $158,407,000 of unrealized net gains before taxes of $42,151,000.

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

 Investment in Financial Instruments

	September 30, 2019			September 30, 2018
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$194,581,000	$53,889,000	$140,692,000	$212,296,000	$53,889,000	$158,407,000

The Company performed separate evaluations for equity securities with a fair value at September 30, 2019 and 2018 below cost to determine if the unrealized losses were other-than-temporary. This evaluation considered a number of factors including, but not limited to, the financial condition and near term prospects of the issuer, the Company’s ability and intent to hold the securities until fair value recovers, and the length of time and extent to which the fair value had been less than cost. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset/liability management and portfolio objectives. As of September 30, 2019, the Company concluded that the unrealized losses related to the marketable securities of one issuer were temporary. U.S. GAAP requires that the Company recognize other-than-temporary impairment losses on investments in earnings when the security prices remain below cost for a period of time that may be deemed excessive even in instances where the Company possesses the ability and intent to hold the security. In fiscal 2018, there were other-than-temporary impairment losses of $4,560,000 ($3,350,000 net of taxes) related to the marketable securities of one issuer.

Intangible Assets: At September 30, 2019 and 2018, intangible assets were composed of (i) customer relationships of $0 and $0 (net of the accumulated amortization expenses of $0 and $21,950,000), respectively, and (ii) developed technology of $0 and $0 (net of accumulated amortization expenses of $0 and $2,525,000), respectively. These intangible assets were being amortized over five years based on their estimated useful lives. All intangible assets became fully amortized as of September 30, 2018. Intangible amortization expense was $0, $3,058,000 and $4,895,000 for fiscal 2019, 2018 and 2017, respectively.

Goodwill:    The Company accounts for goodwill in accordance with ASC 350, Intangibles — Goodwill and Other. Goodwill is not amortized for financial statement purposes but evaluated for impairment annually, or whenever events or changes in circumstances indicate that the value may not be recoverable. During the last quarter of fiscal 2019, the Company adopted early ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test and requiring impairment charges to be based on Step 1, which is to compare the fair value of a reporting unit with its carrying amount. A goodwill impairment should be recognized in the amount by which the carrying amount exceeds the reporting unit’s fair value. The goodwill amount reported in the consolidated balance sheets all related to Journal Technologies. In connection with the Company’s annual impairment test, the fair value of Journal Technologies was less than the carrying value pursuant to a third-party appraiser’s valuation report. Consequently, the entire goodwill of $13,400,000 was concluded to be impaired and thus fully written off as of September 30, 2019.

Inventories: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current net realizable value.

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost or fair value for assets acquired in business combinations. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2019, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes. Depreciation and amortization expenses were $589,000, $620,000 and $691,000 for fiscal 2019, 2018 and 2017, respectively.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were no such impairments identified during fiscal 2019 and 2018.

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

Approximately 65%, 58% and 58% of the Company’s revenues in fiscal 2019, 2018 and 2017, respectively, were derived from sales of software licenses, annual software licenses, maintenance and support agreements and consulting services that typically include implementation and training.

The change in allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Accounts Charged off less Recoveries	Balance at End of Year
Fiscal 2019
Allowance for doubtful accounts	$200,000	$8,000	$(8,000)	$200,000
Fiscal 2018
Allowance for doubtful accounts	$200,000	$6,000	$(6,000)	$200,000
Fiscal 2017
Allowance for doubtful accounts	$200,000	$33,000	$(33,000)	$200,000

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

In fiscal 2015, after combining Sustain, New Dawn and ISD into one company, the Company converted each existing Sustain Non-negotiable Incentive Certificate along with its supplemental Addendum to a “Journal Technologies Non-negotiable Incentive Certificate” coupled with a similar supplemental Addendum which defines how the value of the Journal Technologies Certificate will be paid upon a triggering event such as a sale of Journal Technologies or an initial public offering.  Employees and consultants of Journal Technologies are eligible to participate in these “Journal Technologies Certificates”.  Payouts under the Journal Technologies Certificates are calculated based on the pretax income of Journal Technologies before supplemental compensation expenses, workers’ compensation expenses, goodwill write-offs, amortization of intangible assets, and any interest and penalty provisions for uncertain tax positions.  Also effective fiscal 2019, the calculation of payouts under the Daily Journal Non-Consolidated Certificates is based on the pretax earnings of the traditional publishing business before supplemental compensation expenses, workers’ compensation expenses, financing costs of the non-traditional business activities, realized and unrealized gains (losses) on investments, and any write-downs of unrealized losses on investments. The calculation of payouts under the Daily Journal Consolidated Certificate is based on consolidated pretax earnings of the Company as a whole before supplemental compensation expenses, workers’ compensation expenses, realized and unrealized gains (losses) on investments, and any write-downs of unrealized losses on investments.  For any certificate held by an employee who is expected to become retirement eligible during the 10 year period of the certificate, the Company recognizes the future commitments at each fiscal year-end over the period from the grant date through retirement eligibility.

Certificate interests entitled participants to receive 6.79%, 6.09% and 5.12% (amounting to $465,500, $367,400 and $268,250, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and certain other items, 9.00%, 8.72% and 8.53% (amounting to $0, $0 and $0 for fiscal 2019, 2018 and 2017, respectively) for Journal Technologies and 8.2%, 8.2% and 8.2% (amounting to $0, $0 and $0, respectively) for Daily Journal consolidated in fiscal 2019, 2018 and 2017, respectively. The Company accrued $230,000 and $170,000 as of September 30, 2019 and 2018, respectively, for the Plan’s future commitment for those who will still have Certificates at the age of 65. This future commitment included an increase in the accrual in fiscal 2019 of $60,000 or $.04 per outstanding share on an adjusted pretax basis as compared with an increase in fiscal 2018 of $35,000 or $.03 per outstanding share, in each case due to increased estimated future pretax income. The estimated Incentive Plan’s future commitment is calculated based on an average of the past year and the current year pretax earnings before certain items, discounted to the present value at 6% since each granted Certificate will expire over its remaining life term of up to 10 years.

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

Net (loss) income per common share:   The net (loss) income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,380,746 for fiscal 2019, 2018 and 2017. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

Accounting Standards Adopted in Fiscal 2019

On October 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires an entity that holds financial assets or owes financial liabilities to, among other things, measure equity investments at fair value and recognize unrealized gains (losses) through net income (loss). Accordingly, the Company’s net loss of $25,216,000 for fiscal 2019, included net unrealized losses on investments of $17,715,000. For the prior fiscal years, the Company recorded net unrealized gains for its available-for-sale marketable securities in “other comprehensive income”. In addition, ASU 2016-01 prohibited the restatement of prior fiscal year financial statements but required that the Company reclassify net after-tax unrealized gains on investments of $115,786,000 on adoption day from “accumulated other comprehensive income” to “retained earnings”, both of which are listed under the “Shareholders’ equity” section of the Company’s Consolidated Balance Sheets. This represented an increase to retained earnings and a decrease to accumulated other comprehensive income.

In January 2017, FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test and requiring impairment charges to be based on Step 1, which is to compare the fair value of a reporting unit with its carrying amount. A goodwill impairment should be recognized in the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company early adopted this ASU during the last quarter of fiscal 2019. The goodwill amount reported in the consolidated balance sheets all related to Journal Technologies. In connection with the Company’s annual impairment test, the fair value of Journal Technologies was less than the carrying value pursuant to a third-party appraiser’s valuation report. Consequently, the entire goodwill of $13,400,000 was concluded to be impaired and thus fully written off as of September 30, 2019.

New Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires that all leases be recognized by lessees on the balance sheet through a right-of-use asset and corresponding lease liability, including today’s operating leases. This standard is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is the Company’s fiscal year 2020. On October 1, 2019, the Company adopted this ASU and believes that there is no significant impact on the Company’s financial condition, results of operations or disclosures. The Company currently has operating lease obligations of approximately $40,000 beyond one year.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3.	INCOME TAXES

The benefit from income taxes consists of the following:

	2019	2018	2017
Current:
Federal	$132,000	$(209,000)	$(2,570,000)
State	---	(90,000)	(6,000)
	132,000	(299,000)	(2,576,000)
Deferred:
Federal	(4,685,000)	(18,577,000)	(3,854,000)
State	(1,707,000)	(664,000)	(720,000)
	(6,392,000)	(19,241,000)	(4,574,000)
	$(6,260,000)	$(19,540,000)	$(7,150,000)

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2019	2018	2017

Statutory federal income tax rate	21.0%	24.3%	34.0%
State franchise taxes (net of federal tax benefit)	4.5	5.7	6.2
Revalue of deferred taxes due to federal rate change	---	176.0	---
Effect of federal rate change on beginning net deferred tax liabilities	---	(34.0)	---
Business meals/gifts/other permanent differences	(0.1)	(0.4)	(0.8)
Goodwill impairment	(6.5)	---	---
Domestic production activity deduction and deferred revenue	---	(0.9)	---
Dividends received deduction	1.5	5.8	10.0
Reversal of uncertain and unrecognized tax position	---	---	37.6
Penalties for uncertain and unrecognized tax benefits	---	---	2.0
Prior year true-up	0.2	(1.8)	1.0
Foreign tax credits	0.1	---	2.0
Effect of state rate change on beginning balance of deferred tax liabilities	(0.2)	(0.7)	(0.3)
Others	(0.6)	(1.7)	(3.0)
Effective tax rate	19.9%	172.3%	88.7%

The Company’s deferred income tax assets and liabilities were comprised of the following:

	2019	2018
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$178,000	$(106,000)
Impairment losses on investments	2,201,000	2,215,000
Bad debt reserves not yet deductible	41,000	42,000
Depreciation and amortization	3,999,000	4,446,000
Deferred revenues	885,000	745,000
Goodwill	677,000	---
Net operating losses	5,195,000	4,643,000
Credits and other	456,000	455,000
Total deferred tax assets	13,632,000	12,440,000

Deferred tax liabilities attributable to:
Unrealized gains on investments	(37,241,000)	(42,151,000)
Goodwill	---	(290,000)
Total deferred tax liabilities	(37,241,000)	(42,441,000)
Net deferred income taxes	$(23,609,000)	$(30,001,000)

For fiscal 2019, the Company recorded an income tax benefit of $6,260,000 on a pretax loss of $31,476,000.  The effective tax rate was below the statutory rate due to the impairment of goodwill, partially offset by the dividends received deduction and a benefit for state taxes.

During the prior fiscal year, the Tax Act reduced the maximum corporate income tax rate from 35% to 21%.  The impact to the Company’s financial statements in fiscal 2018 was as follows:  (i) fiscal 2018 income tax expense or benefit was calculated using a blended rate of 24.28% pursuant to IRC Section 15, (ii) deferred tax expense included a discrete net tax benefit of approximately $16 million resulting from a revaluation of deferred tax assets and liabilities to the expected tax rate that will be applied when temporary differences are expected to reverse, (iii) items that were expected to reverse during fiscal 2018 were valued at the blended rate of 24.28% while temporary differences that will reverse after fiscal 2018 were valued at the 21% rate, and (iv) approximately $20 million of the revaluation of deferred taxes related to items that were initially recorded as accumulated other comprehensive income. This revaluation of approximately $20 million was recorded as a component of income tax expense or benefit in continuing operations.  Consequently, during fiscal 2018, the Company recorded an income tax benefit of $19,540,000 on a pretax loss of $11,339,000.  The effective tax rate (before the discrete item discussed above) was greater than the statutory rate primarily due to the dividends received deduction which increases the loss for tax purposes.

The Company’s effective tax rate was 20% for fiscal 2019 as compared with 172% in the prior fiscal year. The difference in the effective tax rate was primarily due to the effect of the tax cuts in the prior fiscal period and the prior fiscal year’s revaluation of deferred taxes related to items previously recorded in other comprehensive income as discussed above.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2016 with regard to federal income taxes and fiscal 2015 for state income taxes.

The Company has federal and state income tax net operating losses (“NOLs”). A portion of the fiscal 2017 federal and state NOLs were carried back to previous years. As of September 30, 2019, the Company had federal, California and other state NOL carryforwards of $20.9 million, $7.7 million and $3.8 million, respectively. These NOLs will expire at various dates from fiscal 2036 through 2039, as follows:

Fiscal year ended	Federal NOL	California NOL		Other State NOL
	(in millions)
September 30, 2036	$.8	$	---	$	---
September 30, 2037	6.5		.7		1.5
September 30, 2038	11.1		6.3		2.0
September 30, 2039	---		.7		.3
No expiration	2.5		---		---

The Company believes it is more likely than not that the benefit of these NOLs will be realized in the future. Consequently, the Company has not provided a valuation allowance.

4.	DEBTS AND COMMITMENTS

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2019 was 2.50%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $1.84 million as of September 30, 2019.

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through fiscal 2021. The Company leased approximately 6,200 square feet of office space in San Francisco, but the Company closed its San Francisco office upon the end of the lease in October 2019. Journal Technologies leases about 7,100 square feet of office space (expiring in May 2020) in Corona, California for a monthly rent of approximately $14,000 and 9,800 square feet of office space (expiring in August 2020) in Englewood, Colorado for a monthly rent of approximately $23,000.

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses for fiscal years 2019, 2018 and 2017 were $1,017,000, $996,000 and $742,000, respectively.

The following table represents the Company’s future obligations:

	Payments due by Fiscal Year
	2020	2021	2022	2023	2024	2025 and after	Total
Real estate loan	$126,000	$133,000	$139,000	$146,000	$153,000	$1,138,000	$1,835,000
Obligations under operating leases	474,000	40,000	---	---	---	---	514,000
Long-term accrued liabilities*	---	23,000	8,000	13,000	51,000	135,000	230,000
	$600,000	$196,000	$147,000	$159,000	$204,000	$1,273,000	$2,579,000

       * The long-term accrued liabilities for the Management Incentive Plan are discounted to the present value using a discount rate of 6%.

5.	CONTINGENCIES

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

Summarized financial information concerning the Company’s reportable segments and Corporate income and expenses is shown in the following table:

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies. Additional details about each of the reportable segments and its corporate income and expenses is set forth below:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate		Total
Fiscal 2019
Revenues
Advertising	$9,132,000	$	---	$	---	$9,132,000
Circulation	5,249,000		---		---	5,249,000
Advertising service fees and other	2,712,000		---		---	2,712,000
Licensing and maintenance fees	---		20,179,000		---	20,179,000
Consulting fees	---		5,539,000		---	5,539,000
Other public service fees	---		5,844,000		---	5,844,000
Operating expenses	16,981,000		49,898,000*		---	66,879,000*
Income (loss) from operations	112,000		(18,336,000)		---	(18,224,000)
Dividends and interest income	---		---		5,380,000	5,380,000
Other income	---		---		38,000	38,000
Net unrealized losses on investments	---		---		(17,715,000)	(17,715,000)
Interest expenses on note payable collateralized by real estate	(93,000)		---		---	(93,000)
Interest expenses on margin loans	---		---		(862,000)	(862,000)
Pretax income	19,000		(18,336,000)		(13,159,000)	(31,476,000)
Income tax expense	(5,000)		2,450,000		3,815,000	6,260,000
Net loss	14,000		(15,886,000)		(9,344,000)	(25,216,000)
Total assets	17,176,000		22,741,000		197,459,000	237,376,000
Capital expenditures	132,000		33,000		---	165,000

* included goodwill impairment of $13,400,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate		Total
Fiscal 2018
Revenues
Advertising, net	$9,112,000	$	---	$	---	$9,112,000
Circulation	5,401,000		---		---	5,401,000
Advertising service fees and other	2,659,000		---		---	2,659,000
Licensing and maintenance fees	---		17,225,000		---	17,225,000
Consulting fees	---		2,832,000		---	2,832,000
Other public service fees	---		3,474,000		---	3,474,000
Operating expenses	16,840,000		37,923,000		---	54,763,000
Income (loss) from operations	332,000		(14,392,000)		---	(14,060,000)
Dividends and interest income	---		---		4,808,000	4,808,000
Other income	---		---		37,000	37,000
Interest expense on note payable collateralized by real estate	(95,000)		---		---	(95,000)
Interest expense on margin loans	---		---		(651,000)	(651,000)
Capital gains on sales of marketable Securities and others	---		---		3,182,000	3,182,000
Other-than-temporary impairment losses on investments	---		---		(4,560,000)	(4,560,000)
Pretax (loss) income	237,000		(14,392,000)		2,816,000	(11,339,000)
Income tax benefit	490,000		695,000		18,355,000	19,540,000
Net (loss) income	727,000		(13,697,000)		21,171,000	8,201,000
Total assets	19,602,000		29,885,000		214,511,000	263,998,000
Capital expenditures	212,000		---		---	212,000
Amortization of intangible assets	---		3,058,000		---	3,058,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate		Total
Fiscal 2017
Revenues
Advertising, net	$9,104,000	$	---	$	---	$9,104,000
Circulation	5,654,000		---		---	5,654,000
Advertising service fees and other	2,812,000		---		---	2,812,000
Licensing and maintenance fees	---		16,037,000		---	16,037,000
Consulting fees	---		4,476,000		---	4,476,000
Other public service fees	---		3,301,000		---	3,301,000
Operating expenses	17,852,000		36,699,000		---	54,551,000
Loss from operations	(282,000)		(12,885,000)		---	(13,167,000)
Dividends and interest income	---		---		4,844,000	4,844,000
Other income	22,000		---		12,000	34,000
Interest expense on note payable collateralized by real estate	(100,000)		---		---	(100,000)
Interest expense on margin loans	---		---		(422,000)	(422,000)
Interest and penalty expense reversal for uncertain and unrecognized tax benefits	---		743,000		---	743,000
Pretax (loss) income	(360,000)		(12,142,000)		4,434,000	(8,068,000)
Income tax benefit (expense)	(2,000)		7,910,000		(758,000)	7,150,000
Net (loss) income	(362,000)		(4,232,000)		3,676,000	(918,000)
Total assets	16,606,000		33,461,000		230,641,000	280,708,000
Capital expenditures	160,000		93,000		---	253,000
Amortization of intangible assets	---		4,895,000		---	4,895,000

During fiscal 2019, 2018 and 2017, the Traditional Business had total operating revenues of $17,093,000, $17,172,000 and $17,570,000 of which $11,844,000, $11,771,000 and $11,916,000, respectively, were recognized after services were provided while $5,249,000, $5,401,000 and $5,654,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for Journal Technologies were $31,562,000, $23,531,000 and $23,814,000, of which $12,353,000, $7,437,000 and $8,618,000, respectively, were recognized upon completion of services while $19,209,000, $16,094,000 and $15,196,000, respectively, were recognized ratably over the subscription periods.

7.	RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

	Quarter ended
	December 31	March 31	June 30	September 30
	(in thousands except per share amounts)
2019
Revenues	$10,428	$10,712	$14,518	$12,997
Costs and expenses	12,949	13,383	13,394	27,153 *
Loss from operations	(2,521)	(2,671)	1,124	(14,156)
Other income, net	1,311	909	1,105	1,138
Unrealized (losses) gains on investments	(28,640)	8,497	3,214	(786)
Loss before taxes	(29,850)	6,735	5,443	(13,804)
Benefits from (provision for) income taxes	8,317	(1,717)	(1,620)	1,280
Net (loss) income	(21,533)	5,018	3,823	(12,524)
Basic and diluted net (loss) income per share	(15.60)	3.63	2.77	(9.06)
* Included goodwill impairment of $13.4 million
2018
Revenues	$10,252	$9,338	$11,007	$10,106
Costs and expenses	13,697	13,711	13,716	13,639
Loss from operations	(3,445)	(4,373)	(2,709)	(3,533)
Other income, net	1,334	4,041	1,027	879
Other-than-temporary impairment losses on investments	---	---	---	(4,560)
Loss before taxes	(2,111)	(332)	(1,682)	(7,214)
Benefits from income taxes	16,850	100	710	1,880
Net income (loss)	14,739	(232)	(972)	(5,334)
Basic and diluted net income (loss) per share	10.67	(.17)	(.70)	(3.86)

8.	SUBSEQUENT EVENTS

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019.  Based on that evaluation, management concluded that because of material weaknesses in its internal control over financial reporting, as further described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2019.

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

Segregation of duties: As a small company, we have one long-time knowledgeable manager overseeing both our advertising and subscription departments, eight experienced employees in the accounting department and three in the IT department. Accordingly, we are not able to segregate duties to the extent we could if we had more people. Although the Company has remediated some of the issues associated with administrative access to specific systems, these steps have not fully remediated the control issue.

Ineffective management assessment of internal control over financial reporting: The Company does not have an internal audit department due to the small size of its accounting department, and we have not sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls. Hiring an outside firm would certainly help complete the documentation of the internal control assessment to the level required by the COSO framework, but the Company questions whether that would be a wise use of shareholders’ money.

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

In the context of the COSO 2013 Framework, however, we believe that the above-mentioned control deficiencies constitute material weaknesses, and therefore we must conclude that our internal control over financial reporting was not effective as of September 30, 2019.

Squar Milner LLP, the Company’s independent registered public accounting firm, expressed an unqualified opinion for the audit of our consolidated financial statements as of and for the year ended September 30, 2019. It has also issued its report on the effectiveness of our internal control over financial reporting as of September 30, 2019, which is presented below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Daily Journal Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Daily Journal Corporation's (the Company) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018 and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the years ended in the three year period ended September 30, 2019 and our report dated December 12, 2019 expressed an unqualified opinion.

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

Inadequate segregation of duties to mitigate the risk of fraud and management override of controls pertaining to access over significant accounting applications and ineffective management assessment of internal control over financial reporting, including insufficient personnel to complete the documentation of internal control assessment and documentation of management review controls.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of fiscal 2019 financial statements, and this report does not affect our report dated December 12, 2019.

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

December 12, 2019

Changes in Internal Control over Financial Reporting

In light of the material weaknesses in the Company’s internal control over financial reporting discussed above for the fiscal year ended September 30, 2019, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019. Except as described above under Management’s Report on Internal Control over Financial Reporting, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about February 12, 2020 (the “Proxy Statement”), which Proxy Statement will be filed with the SEC within 120 days after September 30, 2019, is incorporated herein by reference.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2019 and 2018
Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2019, 2018 and 2017
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(2)	Exhibits
3.1	Articles of Incorporation of Daily Journal Corporation, as amended. (~)
3.2	Amended and Restated Bylaws of Daily Journal Corporation (~)
3.3	Amendment to Amended and Restated Bylaws of Daily Journal Corporation
4.1	Description of Common Stock of Daily Journal Corporation
10.1

Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (‡)

14	Daily Journal Corporation Code of Ethics. (~)
21	Daily Journal Corporation’s List of Subsidiaries.
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(~)	Filed as an Exhibit to the Company’s 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 28, 2015.
(‡)	Management Compensatory Plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

By:	/s/ Gerald L. Salzman
Gerald L. Salzman
President

Date:     December 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Munger	Chairman of the Board	December 12, 2019
Charles T. Munger

/s/ Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	December 12, 2019
Gerald L. Salzman

/s/ J. P. Guerin	Vice-Chairman	December 12, 2019
J. P. Guerin

Director
Peter Kaufman

/s/ Gary Wilcox	Director	December 12, 2019
Gary Wilcox

Director
Mary Conlin