Form 10-Q
period 2020-03-31
DAILY JOURNAL CORP
filed 2020-05-11
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

Yes: ☑     No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes: ☑     No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer: ☐	Accelerated Filer: ☑
Non-accelerated Filer: ☐	Smaller Reporting Company: ☐
Emerging Growth Company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: No: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,380,746 shares outstanding at April 30, 2020

DAILY JOURNAL CORPORATION

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$5,822,000	$10,630,000
Marketable securities at fair value -- common stocks of $136,901,000 at March 31, 2020 and $194,581,000 at September 30, 2019	136,901,000	194,581,000
Accounts receivable, less allowance for doubtful accounts of $200,000 at March 31, 2020 and September 30, 2019	6,347,000	7,036,000
Inventories	40,000	40,000
Prepaid expenses and other current assets	593,000	508,000
Income tax receivable	470,000	153,000
Total current assets	150,173,000	212,948,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,599,000	16,499,000
Furniture, office equipment and computer software	2,188,000	2,119,000
Machinery and equipment	1,749,000	1,750,000
	20,536,000	20,368,000
Less accumulated depreciation	(9,828,000)	(9,572,000)
	10,708,000	10,796,000
Operating lease right-of-use assets	382,000	---
Deferred income taxes - Federal	11,661,000	12,596,000
Deferred income taxes - State	1,811,000	1,036,000
	$174,735,000	$237,376,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,061,000	$4,520,000
Accrued liabilities	5,216,000	5,173,000
Note payable collateralized by real estate	129,000	126,000
Deferred subscriptions	2,884,000	3,195,000
Deferred installation contracts	1,108,000	1,932,000
Deferred maintenance agreements and others	13,201,000	15,722,000
Total current liabilities	25,599,000	30,668,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Note payable collateralized by real estate	1,644,000	1,709,000
Deferred maintenance agreements	256,000	335,000
Accrued liabilities	343,000	230,000
Deferred income taxes	21,816,000	37,241,000
Total long term liabilities	53,552,000	69,008,000

Commitments and contingencies (Notes 8 and 9)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at March 31, 2020 and September 30, 2019	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	93,815,000	135,931,000
Total shareholders' equity	95,584,000	137,700,000
	$174,735,000	$237,376,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended March 31
	2020	2019

Revenues
Advertising	$1,992,000	$2,108,000
Circulation	1,286,000	1,273,000
Advertising service fees and other	654,000	624,000
Licensing and maintenance fees	5,505,000	4,640,000
Consulting fees	1,229,000	399,000
Other public service fees	1,690,000	1,668,000
	12,356,000	10,712,000

Costs and expenses
Salaries and employee benefits	9,678,000	8,791,000
Outside services	1,154,000	1,244,000
Postage and delivery expenses	191,000	205,000
Newsprint and printing expenses	193,000	186,000
Depreciation and amortization	128,000	150,000
Equipment maintenance and software	504,000	410,000
Credit card merchant discount fees	388,000	375,000
Rent expenses	170,000	257,000
Accounting and legal fees	202,000	396,000
Other general and administrative expenses	846,000	1,369,000
	13,454,000	13,383,000
Loss from operations	(1,098,000)	(2,671,000)
Other income (expense)
Dividends and interest income	1,297,000	1,141,000
Other income	---	9,000
Net unrealized (losses) gains on investments	(77,211,000)	8,497,000
Interest expense on note payable collateralized by real estate	(21,000)	(22,000)
Interest expense on margin loans and others	(153,000)	(219,000)
(Loss) income before income taxes	(77,186,000)	6,735,000
Benefit from (provision for) income taxes	20,860,000	(1,717,000)
Net (loss) income	$(56,326,000)	$5,018,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(40.79)	$3.63

Comprehensive (loss) income	$(56,326,000)	$5,018,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Six months ended March 31
	2020	2019

Revenues
Advertising	$4,118,000	$4,300,000
Circulation	2,598,000	2,611,000
Advertising service fees and other	1,348,000	1,293,000
Licensing and maintenance fees	10,715,000	9,430,000
Consulting fees	1,918,000	940,000
Other public service fees	3,336,000	2,566,000
	24,033,000	21,140,000

Costs and expenses
Salaries and employee benefits	18,565,000	17,446,000
Outside services	2,014,000	2,402,000
Postage and delivery expenses	401,000	409,000
Newsprint and printing expenses	371,000	362,000
Depreciation and amortization	256,000	303,000
Equipment maintenance and software	826,000	753,000
Credit card merchant discount fees	770,000	645,000
Rent expenses	342,000	515,000
Accounting and legal fees	458,000	799,000
Other general and administrative expenses	2,646,000	2,698,000
	26,649,000	26,332,000
Loss from operations	(2,616,000)	(5,192,000)
Other income (expense)
Dividends and interest income	2,977,000	2,671,000
Other income	3,000	19,000
Net unrealized losses on investments	(57,680,000)	(20,143,000)
Interest expense on note payable collateralized by real estate	(43,000)	(45,000)
Interest expense on margin loans and others	(337,000)	(425,000)
Loss before income taxes	(57,696,000)	(23,115,000)
Benefit from income taxes	15,580,000	6,600,000
Net loss	$(42,116,000)	$(16,515,000)

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted loss per share	$(30.50)	$(11.96)

Comprehensive loss	$(42,116,000)	$(16,515,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 2018	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$45,361,000	$115,786,000	$162,916,000
Adoption of new accounting pronouncement	---	---	---	---	---	115,786,000	(115,786,000)	---
Net loss	---	---	---	---	---	(21,533,000)	---	(21,533,000)
Balance at December 31, 2018	1,805,053	18,000	(424,307)	(4,000)	1,755,000	139,614,000	---	141,383,000
Net income	---	---	---	---	---	5,018,000	---	5,018,000
Balance at March 31, 2019	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$144,632,000	$ ---	$146,401,000

Balance at September 30, 2019	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$135,931,000	$ ---	$137,700,000
Net income	---	---	---	---	---	14,210,000	---	14,210,000
Balance at December 31, 2019	1,805,053	18,000	(424,307)	(4,000)	1,755,000	150,141,000	---	151,910,000
Net loss	---	---	---	---	---	(56,326,000)	---	(56,326,000)
Balance at March 31, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$93,815,000	$ ---	$95,584,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31
	2020	2019
Cash flows from operating activities
Net loss	$(42,116,000)	$(16,515,000)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	256,000	304,000
Net unrealized losses on investments	57,680,000	20,143,000
Deferred income taxes	(15,265,000)	(6,486,000)
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	689,000	(2,539,000)
Inventories	---	3,000
Prepaid expenses and other assets	(85,000)	123,000
Income tax receivable	(317,000)	7,000
Increase (decrease) in liabilities
Accounts payable	(1,459,000)	1,751,000
Accrued liabilities	(226,000)	(64,000)
Deferred subscriptions	(311,000)	(196,000)
Deferred maintenance agreements and others	(2,600,000)	220,000
Deferred installation contracts	(824,000)	(126,000)
Net cash used in operating activities	(4,578,000)	(3,375,000)

Cash flows from investing activities
Purchases of property, plant and equipment	(168,000)	(84,000)
Net cash used in investing activities	(168,000)	(84,000)

Cash flows from financing activities
Payment of real estate loan principal	(62,000)	(60,000)
Net cash used in financing activities	(62,000)	(60,000)

Decrease in cash and cash equivalents	(4,808,000)	(3,519,000)

Cash and cash equivalents
Beginning of period	10,630,000	9,301,000
End of period	$5,822,000	$5,782,000

Interest paid during period	$390,000	$470,000
Net income taxes paid (refunded)	$1,000	$(121,000)

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

Essentially all of the Company’s U.S. operations are based in California, Arizona, Colorado and Utah. The Company also has a presence in Australia where Journal Technologies is working on two software installation projects.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of March 31, 2020, its results of operations for the three- and six-months periods ended March 31, 2020 and 2019, its consolidated statements of shareholders’ equity for the six months ended March 31, 2020 and 2019 and cash flows for the six months ended March 31, 2020 and 2019. The results of operations for the six months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Accounting Standards Adopted in Fiscal 2020

In February 2016, the Financial Accounting Standard Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which requires that all leases be recognized by lessees on the balance sheet through a right-of-use (ROU) asset and corresponding lease liability, including today’s operating leases. During the first quarter of fiscal 2020, the Company adopted this standard using the modified retrospective method, which does not require an adjustment to comparative period financial statements. At March 31, 2020, the Company recorded a right-of-use (ROU) asset and lease liability of approximately $382,000 for its operating office leases. As allowed by the guidance, the Company has elected not to recognize ROU assets and lease liabilities for short-term (less than one year) leases of any class of underlying asset. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make rental payments from the leases. ROU assets and liabilities are required to be recognized based on the present value of lease payments over the lease term. At March 31, 2020, the Company had office lease obligations of approximately $43,000 beyond one year; it is deemed immaterial for the present value difference. Operating office leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets. The Company’s adoption of this new standard had no significant impact on the Company’s financial condition, results of operations or disclosures.

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

Journal Technologies’ contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. Most are one-transaction contracts. These current subscription-type contract revenues include (i) implementation consulting fees to configure the system to go-live, (ii) subscription software license, maintenance (including updates and upgrades) and support fees, and (iii) third-party hosting fees when used. Revenues for consulting are recognized at point of delivery (go-live) upon completion of services. These contracts include assurance warranty provisions for limited periods and do not include financing terms. For some contracts, the Company acts as a principal with respect to certain services, such as data conversion, interfaces and hosting that are provided by third-parties, and recognizes such revenues on a gross basis. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery, and maintenance revenues are recognized ratably after the go-live. Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can efile cases and pay traffic citations and other fees.

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

Note 6 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of March 31, 2020, there were net accumulated unrealized gains of $83,012,000. At September 30, 2019, there were net accumulated unrealized gains of $140,692,000 recorded in the accompanying Consolidated Balance Sheets. Most of the accumulated unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

With the adoption in the prior fiscal year of ASU No. 2016-01, Subtopic 825-10, the Company recorded and included in its net (loss) income the net unrealized losses on investments of $77,211,000 and $57,680,000 for the three- and six-months ended March 31, 2020 as compared with net unrealized gains on investments of $8,497,000 and net unrealized losses on investments of $20,143,000, respectively, in the prior year periods.

Investments in marketable securities as of March 31, 2020 and September 30, 2019 are summarized below.

 Investments in Marketable Securities

	March 31, 2020			September 30, 2019
	Aggregate fair value	Adjusted cost basis	Pretax net unrealized gains	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$136,901,000	$53,889,000	$83,012,000	$194,581,000	$53,889,000	$140,692,000

Note 7 - Income Taxes

For the six months ended March 31, 2020, the Company recorded an income tax benefit of $15,580,000 on a pretax loss of $57,696,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2020 to the pretax loss, before the unrealized losses on investments, for the six months ended March 31, 2020.  The effective tax rate was more than the statutory rate primarily due to the dividends received deduction, which increased the taxable loss, and state tax benefits.   In addition, the Company recorded tax benefits of (i) $187,000 resulting from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act (see below) and (ii) $15,425,000 for the unrealized losses on investments during the six months ended March 31, 2020.  The effective tax rate for the six months ended March 31, 2020 was 27%, after including the tax benefits from the CARES Act and the unrealized losses on investments.

The CARES Act, which was signed into law on March 27, 2020, contains two federal tax provisions beneficial to the Company.  One provision provides that net operating losses arising in tax years beginning in 2018, that were previously only available to be carried forward, can now be carried back to the five previous years.  In addition, any alternative minimum tax credits carried forward from prior years can be claimed as a refund in years beginning in 2018.  Consequently, the Company recorded a tax benefit resulting from carrying back a portion of the net operating loss generated in fiscal 2019 to fiscal 2014.  The Company anticipates receiving a refund for all taxes and alternative minimum taxes paid in fiscal 2014.  The resulting tax benefit from carrying back the net operating loss is primarily attributable to the difference in the federal tax rates of 34% in fiscal 2014 and 21% in fiscal 2019.

For the six months ended March 31, 2019, the Company recorded an income tax benefit of $6,600,000 on a pretax loss of $23,115,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2019 to the pretax loss for the six months ended March 31, 2019. The effective tax rate was greater than the statutory rate primarily due to state tax benefits.

The Company’s effective tax rate was 27% for the six months ended March 31, 2020 as compared with 29% in the prior year period.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2016 with regard to federal income taxes and fiscal 2015 for state income taxes.

Note 8 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of March 31, 2020 was 0.75%. These investment margin account borrowings do not mature.

In 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $1.77 million as of March 31, 2020.

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

Note 10 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information regarding the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Six months ended March 31, 2020
Revenues
Advertising	$4,118,000	$	---	$	---	$4,118,000
Circulation	2,598,000		---		---	2,598,000
Advertising service fees and other	1,348,000		---		---	1,348,000
Licensing and maintenance fees	---		10,715,000		---	10,715,000
Consulting fees	---		1,918,000		---	1,918,000
Other public service fees	---		3,336,000		---	3,336,000
Operating expenses	7,906,000		18,743,000		---	26,649,000
Income (loss) from operations	158,000		(2,774,000)		---	(2,616,000)
Dividends and interest income	---		---		2,977,000	2,977,000
Other income	---		---		3,000	3,000
Net unrealized losses on investments	---		---		(57,680,000)	(57,680,000)
Interest expenses on note payable collateralized by real estate	(43,000)		---		---	(43,000)
Interest expenses on margin loans and others	---		---		(337,000)	(337,000)
Pretax income (loss)	115,000		(2,774,000)		(55,037,000)	(57,696,000)
Income tax (expense) benefit	(30,000)		925,000		14,685,000	15,580,000
Net income (loss)	85,000		(1,849,000)		(40,352,000)	(42,116,000)
Total assets	16,074,000		19,578,000		139,083,000	174,735,000
Capital expenditures	99,000		69,000		---	168,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Six months ended March 31, 2019
Revenues
Advertising	$4,300,000	$	---	$	---	$4,300,000
Circulation	2,611,000		---		---	2,611,000
Advertising service fees and other	1,293,000		---		---	1,293,000
Licensing and maintenance fees	---		9,430,000		---	9,430,000
Consulting fees	---		940,000		---	940,000
Other public service fees	---		2,566,000		---	2,566,000
Operating expenses	8,348,000		17,984,000		---	26,332,000
Loss from operations	(144,000)		(5,048,000)		---	(5,192,000)
Dividends and interest income	---		---		2,671,000	2,671,000
Other income	---		---		19,000	19,000
Net unrealized losses on investments	---		---		(20,143,000)	(20,143,000)
Interest expenses on note payable collateralized by real estate	(45,000)		---		---	(45,000)
Interest expenses on margin loans	---		---		(425,000)	(425,000)
Pretax loss	(189,000)		(5,048,000)		(17,878,000)	(23,115,000)
Income tax benefit	115,000		1,300,000		5,185,000	6,600,000
Net loss	(74,000)		(3,748,000)		(12,693,000)	(16,515,000)
Total assets	17,399,000		31,710,000		194,354,000	243,463,000
Capital expenditures	50,000		34,000		---	84,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended March 31, 2020
Revenues
Advertising	$1,992,000	$	---	$	---	$1,992,000
Circulation	1,286,000		---		---	1,286,000
Advertising service fees and other	654,000		---		---	654,000
Licensing and maintenance fees	---		5,505,000		---	5,505,000
Consulting fees	---		1,229,000		---	1,229,000
Other public service fees	---		1,690,000		---	1,690,000
Operating expenses	3,908,000		9,546,000		---	13,454,000
Income (loss) from operations	24,000		(1,122,000)		---	(1,098,000)
Dividends and interest income	---		---		1,297,000	1,297,000
Net unrealized losses on investments	---		---		(77,211,000)	(77,211,000)
Interest expenses on note payable collateralized by real estate	(21,000)		---		---	(21,000)
Interest expenses on margin loans and others	---		---		(153,000)	(153,000)
Pretax income (loss)	3,000		(1,122,000)		(76,067,000)	(77,186,000)
Income tax benefit	---		415,000		20,445,000	20,860,000
Net income (loss)	3,000		(707,000)		(55,622,000)	(56,326,000)
Total assets	16,074,000		19,578,000		139,083,000	174,735,000
Capital expenditures	64,000		7,000		---	71,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended March 31, 2019
Revenues
Advertising	$2,108,000	$	---	$	---	$2,108,000
Circulation	1,273,000		---		---	1,273,000
Advertising service fees and other	624,000		---		---	624,000
Licensing and maintenance fees	---		4,640,000		---	4,640,000
Consulting fees	---		399,000		---	399,000
Other public service fees	---		1,668,000		---	1,668,000
Operating expenses	4,140,000		9,243,000		---	13,383,000
Loss from operations	(135,000)		(2,536,000)		---	(2,671,000)
Dividends and interest income	---		---		1,141,000	1,141,000
Other income	---		---		9,000	9,000
Net unrealized gains on investments	---		---		8,497,000	8,497,000
Interest expenses on note payable collateralized by real estate	(22,000)		---		---	(22,000)
Interest expenses on margin loans	---		---		(219,000)	(219,000)
Pretax income (loss)	(157,000)		(2,536,000)		9,428,000	6,735,000
Income tax benefit (expense)	35,000		715,000		(2,467,000)	(1,717,000)
Net (loss) income	(122,000)		(1,821,000)		6,961,000	5,018,000
Total assets	17,399,000		31,710,000		194,354,000	243,463,000
Capital expenditures	---		---		---	---

During the six months ended March 31, 2020, the Traditional Business had total revenues of $8,064,000 of which $5,466,000 were recognized, at a point of time, after services were provided, and $2,598,000 were recognized ratably over the subscription terms. Total revenues for the Journal Technologies’ software business were $15,969,000 of which $5,631,000 were recognized upon completion of services with customer acceptance, while $10,338,000 were recognized ratably over the license and maintenance periods.

During the six months ended March 31, 2019, the Traditional Business had total revenues of $8,204,000 of which $5,593,000 were recognized, at a point of time, after services were provided, and $2,611,000 were recognized ratably over the subscription terms. Total revenues for the Company’s software business were $12,936,000 of which $4,035,000 were recognized upon completion of services with customer acceptance, while $8,901,000 were recognized ratably over the license and maintenance periods.

During the three months ended March 31, 2020, the Traditional Business had total revenues of $3,932,000 of which $2,646,000 were recognized, at a point of time, after services were provided, and $1,286,000 were recognized ratably over the subscription terms. Total revenues for the Journal Technologies’ software business were $8,424,000 of which $3,177,000 were recognized upon completion of services with customer acceptance, while $5,247,000 were recognized ratably over the license and maintenance periods.

During the three months ended March 31, 2019, the Traditional Business had total revenues of $4,005,000 of which $2,732,000 were recognized, at a point of time, after services were provided, and $1,273,000 were recognized ratably over the subscription terms. Total revenues for the Company’s software business were $6,707,000 of which $2,100,000 were recognized upon completion of services with customer acceptance, while $4,607,000 were recognized ratably over the subscription periods.

Approximately 68% and 66% of the Company’s revenues during the three- and six-month periods ended March 31, 2020 were derived from Journal Technologies, as compared with 63% and 61% in the prior year periods. In addition, the Company’s revenues have been primarily from the United States with approximately 1% from foreign countries. Journal Technologies’ revenues are primarily from governmental agencies.

The following table sets forth certain deferred obligations from October 1, 2019 through March 31, 2020:

	Beginning Balance Oct. 1, 2019	Addition	Recognized	Ending Balance March 31, 2020

Deferred subscriptions	$3,195,000	$2,287,000	$(2,598,000)	$2,884,000
Deferred installation contracts	1,932,000	1,471,000	(2,295,000)	1,108,000
Deferred maintenance agreements and others	16,057,000	7,738,000	(10,338,000)	13,457,000

Note 11 - Subsequent Events

On March 13, 2020, the United States declared the outbreak of COVID-19 to be a national emergency, and several states and municipalities have declared public health emergencies. Unprecedented actions have been taken by public health and governmental authorities to contain and combat the spread of COVID-19, including “stay-at-home” orders and similar mandates that restrict the daily activities of individuals and limit the operation of businesses that are deemed “non-essential.” In addition, most of Journal Technologies’ customers, which are primarily courts and governmental agencies in the United States and Canada, are either closed or have significantly scaled back their activities. Similarly, many law firms and companies from which the Traditional Business derives advertising and subscription revenues have also curtailed their operations and spending.

In light of this extraordinary and ongoing situation, on April 30, 2020, the Company made the difficult decision to reorganize its part-time and full-time workforce at both the Traditional Business and Journal Technologies, which included some layoffs and temporary furloughs.

Except for the personnel reorganization mentioned above, the Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no subsequent events occurred that required recognition to the financial statements or disclosures in the Notes to Consolidated Financial Statements.

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

Impact of the Coronavirus (COVID-19) Pandemic

Management believes that the COVID-19 pandemic has had, and will continue to have, a significant impact on the Company’s business operations. That impact started in March, and management believes it will continue to be reflected in subsequent quarterly financial results and cash flows for the foreseeable future. This includes the substantial decrease in the value of the Company’s marketable securities portfolio, which could decrease further and is likely, at a minimum, to continue to be volatile. It also includes the unprecedented closure or scaling back of operations of courts and other governmental agencies that are the customers of Journal Technologies, and fundamental changes in the way the advertisers and subscribers of the Traditional Business conduct operations. Even if courts, governmental agencies and other businesses return to a more normal operations, there are likely to be changes in those operations and personal behaviors going forward, including limitations on travel, that will adversely affect the Company, its financial results and cash flows.

For the three months ended March 31, 2020, the Company experienced a material negative impact on its financial results primarily because of the recording of the unrealized losses on investments of $77,211,000 for its marketable securities as the stock market plunged. In addition, the Company’s portfolio is concentrated in the common stocks of three U.S. financial institutions, which have experienced a greater decline than the market as a whole. In the future, dividends income from the Company’s portfolio may be reduced. (Beginning in fiscal 2019, changes in unrealized gains (losses) on investments are now included in the Company’s net income (loss) and thus may have a significant impact depending on the fluctuations of the market prices of the securities in the portfolio.)

In recent years, the newspaper industry, including our Traditional Business, has declined, and we expect this to continue at an accelerated pace due to the impacts of COVID-19 and its aftermath, as advertising and subscription revenues decrease.

For Journal Technologies, there have been delays or cancellations in government procurement processes. Also, although we have been able to complete some existing projects remotely, we have been unable to finish certain implementations and trainings because we cannot work with clients in-person. Given that we are typically paid for implementation services upon “go-live” of a system, receipt of those revenues is being delayed. In addition, there has been a reduction in efiling revenues and delayed client payments as courts and other justice agencies are temporarily closed.

Due to the uncertainties associated with the duration and severity of the COVID-19 pandemic, the efforts to contain it, and the changes in business operations and personal behaviors that are likely to follow from it, management cannot at this point estimate the magnitude of its impact on the Company’s business operations. However, it is often said that past results are not indicative of future performance, and that is especially true of the Company’s operating results for the first half of fiscal 2020, which are not likely to be replicated in the second half of the year due to COVID-19 and its aftermath.

For risk factors associated with the Company’s businesses, please see “Item 1A – Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019, as well as the information contained in “Item 1A – Risk Factors” on page 23 of this Form 10-Q.

Comparable six-month periods ended March 31, 2020 and 2019

Consolidated revenues were $24,033,000 and $21,140,000 for the six months ended March 31, 2020 and 2019, respectively. This increase of $2,893,000 (14%) was primarily from (i) increased Journal Technologies’ license and maintenance fees of $1,285,000, consulting fees of $978,000 and public service fees of $770,000, and (ii) increased Traditional Business’ legal notice advertising and service fee net revenues of $215,000 and government notice advertising and service fee net revenues of $38,000, partially offset by a reduction in the Traditional Business’ display advertising net revenues of $252,000 (including conferences), classified advertising net revenues of $40,000, trustee sale notice advertising net revenues of $57,000 and circulation revenues of $13,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 66% and 61% of the Company’s total revenues for the six months ended March 31, 2020 and 2019, respectively.

Consolidated operating expenses increased by $317,000 (1%) to $26,649,000 from $26,332,000. Total salaries and employee benefits increased by $1,119,000 (6%) to $18,565,000 from $17,446,000 primarily resulting from additional personnel costs for Journal Technologies. Outside services decreased by $388,000 (16%) to $2,014,000 from $2,402,000 mainly because of decreased contractor costs for Journal Technologies. Depreciation and amortization costs decreased by $47,000 to $256,000 from $303,000. Credit card merchant discount fees, which represent fees paid to credit card service providers to process payments for the public service fee revenues, increased by $125,000 (19%) to $770,000 from $645,000 mainly resulting from increased efilings. Rent expenses decreased by $173,000 (34%) to $342,000 from $515,000 because of the closure of both the San Francisco and Modesto offices in October 2019. Accounting and legal fees decreased by $341,000 (43%) to $458,000 from $799,000 primarily because of decreased legal fees to review and negotiate Journal Technologies’ contracts with customers, more of which was done in-house.

The Company’s non-operating income, net of expenses, decreased by $37,157,000 to a loss of $55,080,000 from a loss of $17,923,000 primarily because of the recording of net unrealized losses on investments of $57,680,000 during the six months ended March 31, 2020, as compared with $20,143,000 during the prior year period.

During the six months ended March 31, 2020, the consolidated pretax loss was $57,696,000, as compared with $23,115,000 in the prior year period. There was a consolidated net loss of $42,116,000 (-$30.50 per share) after tax benefits for the six months ended March 31, 2020, as compared with $16,515,000 (-$11.96 per share) in the prior year period.

At March 31, 2020, the aggregate fair market value of the Company’s marketable securities was $136,901,000. These securities had approximately $83,012,000 of net unrealized gains before taxes of $21,816,000, and generated approximately $2,977,000 in dividends income during the six months ended March 31, 2020, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Additional detail about each of the Company’s reportable segments, and its corporate income and expenses, is set forth below:

Overall Financial Results (000)
For the six months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2020	2019	2020		2019		2020		2019		2020	2019
Revenues
Advertising	$4,118	$4,300	$	---	$	---	$	---	$	---	$4,118	$4,300
Circulation	2,598	2,611		---		---		---		---	2,598	2,611
Advertising service fees and other	1,348	1,293		---		---		---		---	1,348	1,293
Licensing and maintenance fees	---	---		10,715		9,430		---		---	10,715	9,430
Consulting fees	---	---		1,918		940		---		---	1,918	940
Other public service fees	---	---		3,336		2,566		---		---	3,336	2,566
Total revenues	8,064	8,204		15,969		12,936		---		---	24,033	21,140
Operating expenses
Salaries and employee benefits	5,164	5,203		13,401		12,243		---		---	18,565	17,446
Others	2,742	3,145		5,342		5,741		---		---	8,084	8,886
Total operating expenses	7,906	8,348		18,743		17,984		---		---	26,649	26,332
Income (loss) from operations	158	(144)		(2,774)		(5,048)		---		---	(2,616)	(5,192)
Dividends and interest income	---	---		---		---		2,977		2,671	2,977	2,671
Other income	---	---		---		---		3		19	3	19
Net unrealized losses on investments	---	---		---		---		(57,680)		(20,143)	(57,680)	(20,143)
Interest expenses on note payable collateralized by real estate	(43)	(45)		---		---		---		---	(43)	(45)
Interest expenses on margin loans and others	---	---		---		---		(337)		(425)	(337)	(425)
Pretax income (loss)	$115	$(189)		$(2,774)		$(5,048)		$(55,037)		$(17,878)	$(57,696)	$(23,115)

The Traditional Business

The Traditional Business had pretax income of $115,000, representing a $304,000 increase from a pretax loss of $189,000 in the prior year period.

Advertising revenues decreased by $182,000 to $4,118,000 from $4,300,000, primarily because of decreased display advertising net revenues of $252,000 (including conferences), classified advertising net revenues of $40,000 and trustee sale notice advertising net revenues of $57,000, partially offset by increased legal notice advertising net revenues of $152,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 14% during the six months ended March 31, 2020 as compared to the prior year period. Unless the economic impact of the efforts to contain COVID-19 result in significant additional foreclosures in California and Arizona, management expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues for all of fiscal 2020. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 87% of the total public notice advertising revenues in the six months ended March 31, 2020. Public notice advertising revenues and related advertising and other service fees constituted about 18% and 20% of the Company’s total revenues for the six months ended March 31, 2020 and 2019, respectively. Because of this concentration, the Company’s revenues would be significantly adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as was implemented in Arizona for one notice type that had represented approximately $500,000 in annual revenues for the Company. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 91% of the Traditional Business’ total circulation revenues, which declined by $13,000 to $2,598,000 from $2,611,000. The court rule and judicial profile services generated about 7% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased by $442,000 (5%) to $7,906,000 from $8,348,000, primarily due to decreased personnel costs and outside contract printing and distributing costs.

Journal Technologies

Journal Technologies’ business segment pretax loss decreased by $2,274,000 (45%) to $2,774,000 from $5,048,000 for the six months ended March 31, 2020 and 2019, respectively.

Revenues increased by $3,033,000 (23%) to $15,969,000 from $12,936,000 in the prior year period. Licensing and maintenance fees increased by $1,285,000 (14%) to $10,715,000 from $9,430,000. Consulting fees increased by $978,000 (104%) to $1,918,000 from $940,000 due to more go-lives.

Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period. Other public service fees increased by $770,000 (30%) to $3,336,000 from $2,566,000 primarily due to additional efiling fee revenues.

Operating expenses increased by $759,000 (4%) to $18,743,000 from $17,984,000, primarily because of increased salaries and employee benefit costs.

Taxes

For the six months ended March 31, 2020, the Company recorded an income tax benefit of $15,580,000 on a pretax loss of $57,696,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2020 to the pretax loss, before the unrealized losses on investments, for the six months ended March 31, 2020.  The effective tax rate was more than the statutory rate primarily due to the dividends received deduction, which increased the taxable loss, and state tax benefits.   In addition, the Company recorded tax benefits of (i) $187,000 resulting from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act (see below) and (ii) $15,425,000 for the unrealized losses on investments during the six months ended March 31, 2020.  The effective tax rate for the six months ended March 31, 2020 was 27%, after including the tax benefits from the CARES Act and the unrealized losses on investments.

The CARES Act, which was signed into law on March 27, 2020, contains two federal tax provisions beneficial to the Company.  One provision provides that net operating losses arising in tax years beginning in 2018, that were previously only available to be carried forward, can now be carried back to the five previous years.  In addition, any alternative minimum tax credits carried forward from prior years can be claimed as a refund in years beginning in 2018.  Consequently, the Company recorded a tax benefit resulting from carrying back a portion of the net operating loss generated in fiscal 2019 to fiscal 2014.  The Company anticipates receiving a refund for all taxes and alternative minimum taxes paid in fiscal 2014.  The resulting tax benefit from carrying back the net operating loss is primarily attributable to the difference in the federal tax rates of 34% in fiscal 2014 and 21% in fiscal 2019.

For the six months ended March 31, 2019, the Company recorded an income tax benefit of $6,600,000 on a pretax loss of $23,115,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2019 to the pretax loss for the six months ended March 31, 2019. The effective tax rate was greater than the statutory rate primarily due to state tax benefits.

The Company’s effective tax rate was 27% for the six months ended March 31, 2020 as compared with 29% in the prior year period.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2016 with regard to federal income taxes and fiscal 2015 for state income taxes.

Comparable three-month periods ended March 31, 2020 and 2019

Consolidated revenues were $12,356,000 and $10,712,000 for the three months ended March 31, 2020 and 2019, respectively. This increase of $1,644,000 (15%) was primarily from increased Journal Technologies’ license and maintenance fees of $865,000, consulting fees of $830,000 and public service fees of $22,000, partially offset by a reduction in the Traditional Business’ conference revenues of $80,000, classified advertising net revenues of $24,000 and trustee sale notice advertising net revenues of $20,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 68% and 63% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

Consolidated operating expenses increased by $71,000 to $13,454,000 from $13,383,000. Total salaries and employee benefits increased by $887,000 (10%) to $9,678,000 from $8,791,000 primarily resulting from additional personnel costs for Journal Technologies. Outside services decreased by $90,000 (7%) to $1,154,000 from $1,244,000 mainly because of decreased contractor costs for Journal Technologies. Depreciation and amortization costs decreased by $22,000 to $128,000 from $150,000. Credit card merchant discount fees, which represent fees paid to credit card service providers to process payments for the public service fee revenues, increased by $13,000 (3%) to $388,000 from $375,000 mainly resulting from increased efilings. Rent expenses decreased by $87,000 (34%) to $170,000 from $257,000 because of the closure of both the San Francisco and Modesto offices in October 2019. Accounting and legal fees decreased by $194,000 (49%) to $202,000 from $396,000 primarily because of decreased legal fees to review and negotiate Journal Technologies’ contracts with customers, more of which was done in-house. Other general and administrative expenses decreased by $523,000 (38%) to $846,000 from $1,369,000 mainly resulting from reduced miscellaneous office equipment purchases.

The Company’s non-operating income, net of expenses, decreased by $85,494,000 to a loss of $76,088,000 from an income of $9,406,000 primarily because of the recording of net unrealized losses on investments of $77,211,000 during the three months ended March 31, 2020, as compared with net unrealized gains on investments of $8,497,000 during the prior year period.

During the three months ended March 31, 2020, consolidated pretax loss was $77,186,000, as compared with pretax income of $6,735,000 in the prior year period. There was consolidated net loss of $56,326,000 (-$40.79 per share) after tax benefits for the three months ended March 31, 2020, as compared with net income of $5,018,000 ($3.63 per share) in the prior year period.

Liquidity and Capital Resources

During the six months ended March 31, 2020, the Company’s cash and cash equivalents and marketable security positions decreased by $62,488,000, including unrealized losses on investments of $57,680,000. Cash and cash equivalents were used for the purchase of capital assets of $168,000 and operating activities of $4,578,000 which included net decreases of $3,735,000 in deferred subscriptions, deferred installation contracts and deferred maintenance agreements and others.

The investments in marketable securities, which had an adjusted cost basis of approximately $53,889,000 and a market value of about $136,901,000 at March 31, 2020, generated approximately $2,977,000 in dividends income during the six months ended March 31, 2020. These securities had approximately $83,012,000 of net unrealized gains before estimated taxes of $21,816,000 which will become due only when we sell securities in which there is unrealized appreciation. Beginning in fiscal 2019, changes in unrealized gains (losses) on investments are now included in the Company’s net income (loss) and thus may have a significant impact depending on the fluctuations of the market prices of the invested securities.

Cash flows from operating activities decreased by $1,203,000 during the six months ended March 31, 2020 as compared to the prior year period, primarily due to (i) decreases in accounts payable and accrued liabilities of $3,372,000 because of the timing difference in remitting efiling fees to the courts and (ii) decreases in net deferred subscriptions, deferred maintenance agreements and others and deferred installation contracts of $3,633,000, partially offset by decreases in accounts receivable of $3,228,000 resulting from more collections.

As of March 31, 2020, the Company had working capital of $124,574,000, including the liabilities for deferred subscriptions, deferred installation and maintenance agreements and others of $17,193,000.

The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operations and its current working capital and expects that any such cash flows will be invested in its businesses. COVID-19 and the efforts to contain it, however, have significantly impacted the Company’s cash flows from operations and the value of its marketable securities portfolio. The Company may or may not have the ability to borrow additional amounts against its marketable securities and, among other possibilities, it may be required to consider selling some of those securities to generate cash if needed to fund ongoing operations.

As of March 31, 2020, the investments were concentrated in just six companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and net income, as it did in the three-month and six-month periods ending March 31, 2020.

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that revenue recognition, accounting for software costs, fair value measurement and disclosures (including for the long-term Incentive Plan liabilities) and income taxes are critical accounting policies and estimates.

The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2019. The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; the impacts of COVID-19 and the efforts to contain it on the Company’s customers, advertisers and subscribers, particularly the closure or scaling back of operations of courts, justice agencies and other businesses; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; possible security breaches of the Company’s software or websites; the Company’s reliance on its president and chief executive officer, who has reduced his work schedule due to a health issue; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s market risk, refer to Item 7A – Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K for the fiscal year ended September 30, 2019. There have been no material changes to the Company’s market risk exposures since September 30, 2019.

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2019, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended March 31, 2020.

PART II

Item 1A. Risk Factors

Except as set forth below, as of the date of this report, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

The Company’s business is likely to be materially and adversely affected by an epidemic or pandemic such as COVID-19, or by a similar event or the fear of such an event, and the measures that governmental authorities implement to address it.

As COVID-19 began to spread in March and April 2020, governmental authorities and health officials implemented numerous unprecedented measures to contain the virus, including “stay at home” orders for non-essential workers, travel restrictions, quarantines and business shutdowns. Most of Journal Technologies’ customers, which are primarily courts and governmental agencies in the United States and Canada, are either closed or have significantly scaled back their activities. Similarly, many law firms and companies from which the Traditional Business derives advertising and subscription revenues have also curtailed their operations and spending.

The impact on economic activity of these actions or similar actions in the future are likely to significantly impact the Traditional Business’ advertising and subscription revenues. The trend of working from home and using on-line services is also likely to put additional pressure on the newspaper business by impacting circulation numbers that may not be replaced by on-line revenues. Actions restricting travel, requiring non-essential workers to “stay at home” or causing courts and justice agencies to close or cut back operations can impact the ability of Journal Technologies to complete certain projects that are typically done in-person (and for which payment is usually received upon completion), reduce efiling revenues, affect procurement processes and result in overall payment delays. In addition, the Company relies on its portfolio of marketable securities for dividend income and balance sheet support, and the value of the portfolio can be materially affected by declines in stock prices, particularly among the common stocks of the three U.S. financial institutions that make up a substantial portion of the portfolio.

Due to the uncertainties associated with the duration and severity of an event like COVID-19, the efforts to contain it, and the changes in business operations and personal behaviors that are likely to follow from it, it is difficult to estimate the magnitude of its impact on the Company’s business in future periods, but it could materially affect the Company’s operations, staffing levels, financial condition, liquidity and cash flows going forward.

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

DATE: May 11, 2020