Form 10-Q
period 2020-06-30
DAILY JOURNAL CORP
filed 2020-08-07
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Yes: ☐                 No: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,380,746 shares outstanding at July 31, 2020

DAILY JOURNAL CORPORATION

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$9,867,000	$10,630,000
Marketable securities at fair value -- common stocks of $153,390,000 at June 30 2020 and $194,581,000 at September 30, 2019	153,390,000	194,581,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at June 30, 2020 and $200,000 at September 30, 2019	9,352,000	7,036,000
Inventories	51,000	40,000
Prepaid expenses and other current assets	700,000	508,000
Income tax receivable	812,000	153,000
Total current assets	174,172,000	212,948,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,599,000	16,499,000
Furniture, office equipment and computer software	2,188,000	2,119,000
Machinery and equipment	1,749,000	1,750,000
	20,536,000	20,368,000
Less accumulated depreciation	(9,956,000)	(9,572,000)
	10,580,000	10,796,000
Operating lease right-of-use assets	244,000	---
Deferred income taxes - Federal	11,592,000	12,596,000
Deferred income taxes - State	1,376,000	1,036,000
	$197,964,000	$237,376,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,458,000	$4,520,000
Accrued liabilities	5,730,000	5,173,000
Note payable collateralized by real estate	131,000	126,000
Deferred subscriptions	3,014,000	3,195,000
Deferred installation contracts	483,000	1,932,000
Deferred maintenance agreements and others	16,421,000	15,722,000
Total current liabilities	29,237,000	30,668,000

Long term liabilities
Investment margin account borrowings	30,493,000	29,493,000
Note payable collateralized by real estate	1,610,000	1,709,000
Deferred maintenance agreements	562,000	335,000
Accrued liabilities	318,000	230,000
Deferred income taxes	25,886,000	37,241,000
Total long term liabilities	58,869,000	69,008,000

Commitments and contingencies (Notes 8 and 9)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at June 30, 2020 and September 30, 2019	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	108,089,000	135,931,000
Total shareholders' equity	109,858,000	137,700,000
	$197,964,000	$237,376,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30
	2020	2019

Revenues
Advertising	$1,297,000	$2,453,000
Circulation	1,259,000	1,319,000
Advertising service fees and other	575,000	735,000
Licensing and maintenance fees	5,531,000	5,814,000
Consulting fees	3,147,000	2,627,000
Other public service fees	1,065,000	1,570,000
	12,874,000	14,518,000

Costs and expenses
Salaries and employee benefits	9,662,000	8,715,000
Outside services	586,000	444,000
Postage and delivery expenses	151,000	218,000
Newsprint and printing expenses	157,000	186,000
Depreciation and amortization	128,000	141,000
Equipment maintenance and software	276,000	380,000
Credit card merchant discount fees	244,000	367,000
Rent expenses	158,000	216,000
Accounting and legal fees	272,000	499,000
Other general and administrative expenses	647,000	2,228,000
	12,281,000	13,394,000
Income from operations	593,000	1,124,000
Other income (expense)
Dividends and interest income	1,596,000	1,368,000
Other income	---	10,000
Net unrealized gains on investments	16,489,000	3,214,000
Interest expense on note payable collateralized by real estate	(20,000)	(22,000)
Interest expense on margin loans and others	(64,000)	(251,000)
Income before income taxes	18,594,000	5,443,000
Provision for income taxes	(4,320,000)	(1,620,000)
Net income	$14,274,000	$3,823,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$10.34	$2.77

Comprehensive income	$14,274,000	$3,823,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Nine months ended June 30
	2020	2019

Revenues
Advertising	$5,415,000	$6,753,000
Circulation	3,857,000	3,930,000
Advertising service fees and other	1,923,000	2,028,000
Licensing and maintenance fees	16,246,000	15,244,000
Consulting fees	5,065,000	3,567,000
Other public service fees	4,401,000	4,136,000
	36,907,000	35,658,000

Costs and expenses
Salaries and employee benefits	28,227,000	26,161,000
Outside services	2,600,000	2,846,000
Postage and delivery expenses	552,000	627,000
Newsprint and printing expenses	528,000	548,000
Depreciation and amortization	384,000	444,000
Equipment maintenance and software	1,102,000	1,133,000
Credit card merchant discount fees	1,014,000	1,012,000
Rent expenses	500,000	731,000
Accounting and legal fees	730,000	1,298,000
Other general and administrative expenses	3,293,000	4,926,000
	38,930,000	39,726,000
Loss from operations	(2,023,000)	(4,068,000)
Other income (expense)
Dividends and interest income	4,573,000	4,039,000
Other income	3,000	29,000
Net unrealized losses on investments	(41,191,000)	(16,929,000)
Interest expense on note payable collateralized by real estate	(63,000)	(67,000)
Interest expense on margin loans and others	(401,000)	(676,000)
Loss before income taxes	(39,102,000)	(17,672,000)
Benefit from income taxes	11,260,000	4,980,000
Net loss	$(27,842,000)	$(12,692,000)

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted loss per share	$(20.16)	$(9.19)

Comprehensive loss	$(27,842,000)	$(12,692,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 2018	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$45,361,000	$115,786,000	$162,916,000
Adoption of new accounting pronouncement	---	---	---	---	---	115,786,000	(115,786,000)	---
Net loss	---	---	---	---	---	(21,533,000)	---	(21,533,000)
Balance at December 31, 2018	1,805,053	18,000	(424,307)	(4,000)	1,755,000	139,614,000	---	141,383,000
Net income	---	---	---	---	---	5,018,000	---	5,018,000
Balance at March 31, 2019	1,805,053	18,000	(424,307)	(4,000)	1,755,000	144,632,000	---	146,401,000
Net income	---	---	---	---	---	3,823,000	---	3,823,000
Balance at June 30, 2019	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$148,455,000	$ ---	$150,224,000

Balance at September 30, 2019	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$135,931,000	$ ---	$137,700,000
Net income	---	---	---	---	---	14,210,000	---	14,210,000
Balance at December 31, 2019	1,805,053	18,000	(424,307)	(4,000)	1,755,000	150,141,000	---	151,910,000
Net loss	---	---	---	---	---	(56,326,000)	---	(56,326,000)
Balance at March 31, 2020	1,805,053	18,000	(424,307)	(4,000)	1,755,000	93,815,000	---	95,584,000
Net income	---	---	---	---	---	14,274,000	---	14,274,000
Balance at June 30, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$108,089,000	$ ---	$109,858,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30
	2020	2019
Cash flows from operating activities
Net loss	$(27,842,000)	$(12,692,000)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	384,000	444,000
Increase in bad debt allowance	50,000	---
Net unrealized losses on investments	41,191,000	16,929,000
Deferred income taxes	(10,691,000)	(5,087,000)
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(2,366,000)	(3,741,000)
Inventories	(11,000)	5,000
Prepaid expenses and other assets	(192,000)	278,000
Income tax receivable	(659,000)	134,000
Increase (decrease) in liabilities
Accounts payable	(1,062,000)	1,481,000
Accrued liabilities	401,000	621,000
Deferred subscriptions	(181,000)	81,000
Deferred maintenance agreements and others	926,000	1,685,000
Deferred installation contracts	(1,449,000)	(744,000)
Net cash used in operating activities	(1,501,000)	(606,000)

Cash flows from investing activities
Purchases of property, plant and equipment	(168,000)	(97,000)
Net cash used in investing activities	(168,000)	(97,000)

Cash flows from financing activities
Proceeds from margin loan borrowing	1,000,000	---
Payment of real estate loan principal	(94,000)	(90,000)
Net cash provided by (used in) financing activities	906,000	(90,000)

Decrease in cash and cash equivalents	(763,000)	(793,000)

Cash and cash equivalents
Beginning of period	10,630,000	9,301,000
End of period	$9,867,000	$8,508,000

Interest paid during period	$460,000	$760,000
Net income taxes paid (refunded)	$5,000	$(118,000)

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

Note 2 - Basis of Presentation

        In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of June 30, 2020, its results of operations for the three- and nine-months periods ended June 30, 2020 and 2019, its consolidated statements of shareholders’ equity for the nine months ended June 30, 2020 and 2019 and cash flows for the nine months ended June 30, 2020 and 2019. The results of operations for the nine months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Accounting Standards Adopted in Fiscal 2020

      In February 2016, the Financial Accounting Standard Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which requires that all leases be recognized by lessees on the balance sheet through a right-of-use (ROU) asset and corresponding lease liability, including today’s operating leases. During the first quarter of fiscal 2020, the Company adopted this standard using the modified retrospective method, which does not require an adjustment to comparative period financial statements. At June 30, 2020, the Company recorded a right-of-use (ROU) asset and lease liability of approximately $244,000 for its operating office leases. As allowed by the guidance, the Company has elected not to recognize ROU assets and lease liabilities for short-term (less than one year) leases of any class of underlying asset. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make rental payments from the leases. ROU assets and liabilities are required to be recognized based on the present value of lease payments over the lease term. At June 30, 2020, the Company had office lease obligations of approximately $18,000 beyond one year; it is deemed immaterial for the present value difference. Operating office leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets. The Company’s adoption of this new standard had no significant impact on the Company’s financial condition, results of operations or disclosures.

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

Note 6 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of June 30, 2020 and September 30, 2019, there were net accumulated unrealized gains of $99,501,000 and $140,692,000, respectively, recorded in the accompanying Consolidated Balance Sheets. Most of the accumulated unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

The Company adopted ASU No. 2016-01, Subtopic 825-10 in the prior fiscal year. For the three- and nine-months ended June 30, 2020, the Company recorded and included in its net income (loss) the net unrealized gains on investments of $16,489,000 and net unrealized losses on investments of $41,191,000 as compared with net unrealized gains on investments of $3,214,000 and net unrealized losses on investments of $16,929,000, respectively, in the prior year periods.

Investments in marketable securities as of June 30, 2020 and September 30, 2019 are summarized below.

 Investments in Marketable Securities

	June 30, 2020			September 30, 2019
	Aggregate fair value	Adjusted cost basis	Pretax net unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$153,390,000	$53,889,000	$99,501,000	$194,581,000	$53,889,000	$140,692,000

Note 7 - Income Taxes

For the nine months ended June 30, 2020, the Company recorded an income tax benefit of $11,260,000 on a pretax loss of $39,102,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2020 to the pretax loss, before the unrealized losses on investments, for the nine months ended June 30, 2020.  The effective tax rate was more than the statutory rate primarily due to the dividends received deduction, which increased the taxable loss, and state tax benefits.   In addition, the Company recorded tax benefits of (i) $187,000 resulting from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act (see below) and (ii) $11,166,000 for the unrealized losses on investments during the nine months ended June 30, 2020.  The effective tax rate for the nine months ended June 30, 2020 was 29%, after including the tax benefits from the CARES Act and the unrealized losses on investments.

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

The Company’s effective tax rate was 29% for the nine months ended June 30, 2020 as compared with 28% in the prior year period.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2016 with regard to federal income taxes and fiscal 2015 for state income taxes.

Note 8 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. During this quarter, the Company borrowed an additional $1 million from this investment margin account bringing the total up to $30.5 million as of June 30, 2020. (This additional $1 million was subsequently repaid in July 2020.) The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of June 30, 2020 was 0.75%. These investment margin account borrowings do not mature.

In 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $1.74 million as of June 30, 2020.

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through fiscal 2022.

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

Note 10 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information regarding the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Nine months ended June 30, 2020
Revenues
Advertising	$5,415,000	$	---	$	---	$5,415,000
Circulation	3,857,000		---		---	3,857,000
Advertising service fees and other	1,923,000		---		---	1,923,000
Licensing and maintenance fees	---		16,246,000		---	16,246,000
Consulting fees	---		5,065,000		---	5,065,000
Other public service fees	---		4,401,000		---	4,401,000
Operating expenses	11,766,000		27,164,000		---	38,930,000
Loss from operations	(571,000)		(1,452,000)		---	(2,023,000)
Dividends and interest income	---		---		4,573,000	4,573,000
Other income	---		---		3,000	3,000
Net unrealized losses on investments	---		---		(41,191,000)	(41,191,000)
Interest expenses on note payable collateralized by real estate	(63,000)		---		---	(63,000)
Interest expenses on margin loans and others	---		---		(401,000)	(401,000)
Pretax loss	(634,000)		(1,452,000)		(37,016,000)	(39,102,000)
Income tax benefit	185,000		380,000		10,695,000	11,260,000
Net income (loss)	(449,000)		(1,072,000)		(26,321,000)	(27,842,000)
Total assets	17,752,000		24,667,000		155,545,000	197,964,000
Capital expenditures	99,000		69,000		---	168,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Nine months ended June 30, 2019
Revenues
Advertising	$6,753,000	$	---	$	---	$6,753,000
Circulation	3,930,000		---		---	3,930,000
Advertising service fees and other	2,028,000		---		---	2,028,000
Licensing and maintenance fees	---		15,244,000		---	15,244,000
Consulting fees	---		3,567,000		---	3,567,000
Other public service fees	---		4,136,000		---	4,136,000
Operating expenses	12,485,000		27,241,000		---	39,726,000
Income (loss) from operations	226,000		(4,294,000)		---	(4,068,000)
Dividends and interest income	---		---		4,039,000	4,039,000
Other income	---		---		29,000	29,000
Net unrealized losses on investments	---		---		(16,929,000)	(16,929,000)
Interest expenses on note payable collateralized by real estate	(67,000)		---		---	(67,000)
Interest expenses on margin loans	---		---		(676,000)	(676,000)
Pretax income (loss)	159,000		(4,294,000)		(13,537,000)	(17,672,000)
Income tax (expense) benefit	(110,000)		1,155,000		3,935,000	4,980,000
Net income (loss)	49,000		(3,139,000)		(9,602,000)	(12,692,000)
Total assets	18,276,000		33,903,000		197,576,000	249,755,000
Capital expenditures	63,000		34,000		---	97,000

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended June 30, 2020
Revenues
Advertising	$1,297,000	$	---	$	---	$1,297,000
Circulation	1,259,000		---		---	1,259,000
Advertising service fees and other	575,000		---		---	575,000
Licensing and maintenance fees	---		5,531,000		---	5,531,000
Consulting fees	---		3,147,000		---	3,147,000
Other public service fees	---		1,065,000		---	1,065,000
Operating expenses	3,860,000		8,421,000		---	12,281,000
Income (loss) from operations	(729,000)		1,322,000		---	593,000
Dividends and interest income	---		---		1,596,000	1,596,000
Net unrealized losses on investments	---		---		16,489,000	16,489,000
Interest expenses on note payable collateralized by real estate	(20,000)		---		---	(20,000)
Interest expenses on margin loans and others	---		---		(64,000)	(64,000)
Pretax income (loss)	(749,000)		1,322,000		18,021,000	18,594,000
Income tax benefit (expense)	215,000		(545,000)		(3,990,000)	(4,320,000)
Net (loss) income	(534,000)		777,000		14,031,000	14,274,000
Total assets	17,752,000		24,667,000		155,545,000	197,964,000
Capital expenditures	---		---		---	---

	Reportable Segments
	Traditional Business	Journal Technologies		Corporate income and expenses		Total
Three months ended June 30, 2019
Revenues
Advertising	$2,453,000	$	---	$	---	$2,453,000
Circulation	1,319,000		---		---	1,319,000
Advertising service fees and other	735,000		---		---	735,000
Licensing and maintenance fees	---		5,814,000		---	5,814,000
Consulting fees	---		2,627,000		---	2,627,000
Other public service fees	---		1,570,000		---	1,570,000
Operating expenses	4,137,000		9,257,000		---	13,394,000
Income from operations	370,000		754,000		---	1,124,000
Dividends and interest income	---		---		1,368,000	1,368,000
Other income	---		---		10,000	10,000
Net unrealized gains on investments	---		---		3,214,000	3,214,000
Interest expenses on note payable collateralized by real estate	(22,000)		---		---	(22,000)
Interest expenses on margin loans	---		---		(251,000)	(251,000)
Pretax income	348,000		754,000		4,341,000	5,443,000
Income tax expense	(225,000)		(145,000)		(1,250,000)	(1,620,000)
Net income	123,000		609,000		3,091,000	3,823,000
Total assets	18,276,000		33,903,000		197,576,000	249,755,000
Capital expenditures	13,000		---		---	13,000

During the nine months ended June 30, 2020 and 2019, the Traditional Business had total revenues of $11,195,000 and $12,711,000 of which $7,338,000 and $8,781,000, respectively, were recognized, at a point of time, after services were provided, and $3,857,000 and $3,930,000, respectively, were recognized ratably over the subscription terms. Total revenues for the Journal Technologies’ software business were $25,712,000 and $22,947,000 of which $9,889,000 and $8,611,000, respectively, were recognized upon completion of services with customer acceptance, while $15,823,000 and $14,336,000, respectively, were recognized ratably over the license and maintenance periods.

During the three months ended June 30, 2020 and 2019, the Traditional Business had total revenues of $3,131,000 and $4,507,000 of which $1,872,000 and $3,188,000, respectively, were recognized, at a point of time, after services were provided, and $1,259,000 and $1,319,000, respectively, were recognized ratably over the subscription terms. Total revenues for the Journal Technologies’ software business were $9,743,000 and $10,011,000 of which $4,258,000 and $4,576,000, respectively, were recognized upon completion of services with customer acceptance, while $5,485,000 and $5,435,000, respectively, were recognized ratably over the license and maintenance periods.

Approximately 76% and 70% of the Company’s revenues during the three- and nine-month periods ended June 30, 2020 were derived from Journal Technologies, as compared with 69% and 64% in the prior year periods. In addition, the Company’s revenues have been primarily from the United States with approximately 1% from foreign countries. Journal Technologies’ revenues are primarily from governmental agencies.

The following table sets forth certain deferred obligations from October 1, 2019 through June 30, 2020:

	Beginning Balance Oct. 1, 2019	Addition	Recognized	Ending Balance June 30, 2020

Deferred subscriptions	$3,195,000	$3,676,000	$(3,857,000)	$3,014,000
Deferred installation contracts	1,932,000	4,039,000	(5,488,000)	483,000
Deferred maintenance agreements and others	16,057,000	16,749,000	(15,823,000)	16,983,000

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

Impact of the Coronavirus (COVID-19) Pandemic

On March 13, 2020, the United States declared the outbreak of COVID-19 to be a national emergency, and several states and municipalities also declared public health emergencies. Unprecedented actions were taken by public health and governmental authorities to contain and combat the spread of COVID-19, including “stay-at-home” orders and similar mandates that restricted the daily activities of individuals and limited the operation of businesses that were deemed “non-essential.” In addition, most of Journal Technologies’ customers, which are primarily courts and governmental agencies in the United States and Canada and Australia, were either closed or significantly scaled back their activities. Similarly, many law firms and companies from which the Traditional Business derives advertising and subscription revenues also curtailed their operations and spending.

In light of this extraordinary situation, on April 30, 2020, the Company made a difficult decision to reorganize its part-time and full-time workforce at both the Traditional Business and Journal Technologies, which included some layoffs and temporary furloughs.

Management believes that the COVID-19 pandemic has had, and will continue to have, a significant impact on the Company’s business operations. That impact started in March and continued on through the quarter ended June 30, 2020. Management believes it will continue to be reflected in subsequent quarterly financial results and cash flows for the foreseeable future. This might include a substantial decrease in the value of the Company’s marketable securities portfolio or at least a fair degree of volatility. It might also include the unprecedented continued closure or scaling back of operations of courts and other governmental agencies that are the customers of Journal Technologies, and fundamental changes in the way the advertisers and subscribers of the Traditional Business conduct operations. Even if courts, governmental agencies and other businesses return to more normal operations, there are likely to be changes in those operations and personal behaviors going forward, including limitations on travel and more working from home, that will adversely affect the Company, its financial results and cash flows.

For the three months ended June 30, 2020, the Company experienced a material negative impact on its Traditional Business’ revenues which decreased substantially by $1,376,000 (31%) to $3,131,000 from $4,507,000 due to the closures and scaling back of operations of courts and other governmental agencies. This is important to note because the Company’s quarterly pretax income of $18,594,000, which increased from $5,443,000 in the prior year period, is due primarily to the recording of unrealized gains on investments of $16,489,000 for the Company’s marketable securities portfolio, as the stock market recovered some of the ground it lost from its plunge in March 2020. This is only “income” in the sense that accountants are now required to call it that. (Beginning in fiscal 2019, changes in unrealized gains (losses) on investments are now included in the Company’s net income (loss) and thus have a significant impact depending on the fluctuations of the market prices of the securities in the portfolio.) This “income” did not generate cash for the Company. Furthermore, the Company’s portfolio is concentrated in the common stocks of three U.S. financial institutions, which have not performed as well as the market as a whole. In the future, dividends income from the Company’s portfolio is expected to decrease as some banks reduce their dividends.

In recent years, the newspaper industry, including our Traditional Business, has declined, and we expect this to continue at an accelerated pace due to the impacts of COVID-19 and its aftermath, as advertising and subscription revenues decrease.

For Journal Technologies, there have been several delays or cancellations in government procurement processes. Also, although we have been able to complete some existing projects remotely, we have been unable to finish certain implementations and trainings because we cannot work with clients in-person. Given that we are typically paid for implementation services upon “go-live” of a system, receipt of those revenues is being delayed. In addition, there has been a reduction in efiling revenues and delayed client payments as many courts and other justice agencies remained closed during the quarter.

Due to the uncertainties associated with the duration and severity of the COVID-19 pandemic, the efforts to contain it, and the changes in business operations and personal behaviors that are likely to follow from it, management cannot at this point estimate the magnitude of its impact on the Company’s business operations. For risk factors associated with the Company’s businesses, please see “Item 1A – Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019, as well as the information contained in “Item 1A – Risk Factors” on page 25 of this Form 10-Q.

Comparable nine-month periods ended June 30, 2020 and 2019

The Company’s reportable segments, and its corporate income and expenses, for the nine months ended June 30, 2020, is set forth below:

Overall Financial Results (000)
For the nine months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2020	2019	2020		2019		2020		2019		2020	2019
Revenues
Advertising	$5,415	$6,753	$	---	$	---	$	---	$	---	$5,415	$6,753
Circulation	3,857	3,930		---		---		---		---	3,857	3,930
Advertising service fees and other	1,923	2,028		---		---		---		---	1,923	2,028
Licensing and maintenance fees	---	---		16,246		15,244		---		---	16,246	15,244
Consulting fees	---	---		5,065		3,567		---		---	5,065	3,567
Other public service fees	---	---		4,401		4,136		---		---	4,401	4,136
Total revenues	11,195	12,711		25,712		22,947		---		---	36,907	35,658
Operating expenses
Salaries and employee benefits	7,778	7,833		20,449		18,328		---		---	28,227	26,161
Others	3,988	4,652		6,715		8,913		---		---	10,703	13,565
Total operating expenses	11,766	12,485		27,164		27,241		---		---	38,930	39,726
(Loss) income from operations	(571)	226		(1,452)		(4,294)		---		---	(2,023)	(4,068)
Dividends and interest income	---	---		---		---		4,573		4,039	4,573	4,039
Other income	---	---		---		---		3		29	3	29
Net unrealized losses on investments	---	---		---		---		(41,191)		(16,929)	(41,191)	(16,929)
Interest expenses on note payable collateralized by real estate	(63)	(67)		---		---		---		---	(63)	(67)
Interest expenses on margin loans and others	---	---		---		---		(401)		(676)	(401)	(676)
Pretax (loss) income	$(634)	$159		$(1,452)		$(4,294)		$(37,016)		$(13,537)	$(39,102)	$(17,672)

Consolidated revenues were $36,907,000 and $35,658,000 for the nine months ended June 30, 2020 and 2019, respectively. This increase of $1,249,000 (4%) was primarily from increased Journal Technologies’ license and maintenance fees of $1,002,000, consulting fees of $1,498,000 and public service fees of $265,000, partially offset by a reduction in the Traditional Business’ display advertising (including conferences which were discontinued) net revenues of $679,000, classified advertising net revenues of $153,000, trustee sale notice advertising net revenues of $149,000, legal notice advertising net revenues of $330,000 and circulation revenues of $73,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 70% and 64% of the Company’s total revenues for the nine months ended June 30, 2020 and 2019, respectively.

Consolidated operating expenses decreased by $796,000 (2%) to $38,930,000 from $39,726,000. Total salaries and employee benefits increased by $2,066,000 (8%) to $28,227,000 from $26,161,000 primarily resulting from additional personnel costs for Journal Technologies as independent contractors were transferred to employee status. Outside services decreased by $246,000 (9%) to $2,600,000 from $2,846,000 mainly because of decreased contractor costs for Journal Technologies. Depreciation and amortization costs decreased by $60,000 (14%) to $384,000 from $444,000 because of more fully-depreciated assets. Rent expenses decreased by $231,000 (32%) to $500,000 from $731,000 because of the closure of both the San Francisco and Modesto offices in October 2019. Accounting and legal fees decreased by $568,000 (44%) to $730,000 from $1,298,000 primarily because of decreased legal fees to review and negotiate Journal Technologies’ contracts with customers. Other general and administrative expenses decreased by $1,633,000 (33%) to $3,293,000 from $4,926,000 mainly resulting from reduced business travel expenses and miscellaneous office equipment purchases.

The Company’s non-operating income, net of expenses, decreased by $23,475,000 to a loss of $37,079,000 from $13,604,000 primarily because of the recording of net unrealized losses on investments of $41,191,000 during the nine months ended June 30, 2020, as compared with $16,929,000 during the prior year period.

During the nine months ended June 30, 2020, the consolidated pretax loss was $39,102,000, as compared with $17,672,000 in the prior year period. There was a consolidated net loss of $27,842,000 (-$20.16 per share) after tax benefits for the nine months ended June 30, 2020, as compared with $12,692,000 (-$9.19 per share) in the prior year period.

At June 30, 2020, the aggregate fair market value of the Company’s marketable securities was $153,390,000. These securities had approximately $99,501,000 of net unrealized gains before taxes of $25,886,000, and generated approximately $4,573,000 in dividends income during the nine months ended June 30, 2020, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the nine months ended June 30, 2020, the Company recorded an income tax benefit of $11,260,000 on a pretax loss of $39,102,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2020 to the pretax loss, before the unrealized losses on investments, for the nine months ended June 30, 2020.  The effective tax rate was more than the statutory rate primarily due to the dividends received deduction, which increased the taxable loss, and state tax benefits.   In addition, the Company recorded tax benefits of (i) $187,000 resulting from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act (see below) and (ii) $11,166,000 for the unrealized losses on investments during the nine months ended June 30, 2020.  The effective tax rate for the nine months ended June 30, 2020 was 29%, after including the tax benefits from the CARES Act and the unrealized losses on investments.

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

The Company’s effective tax rate was 29% for the nine months ended June 30, 2020 as compared with 28% in the prior year period.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2016 with regard to federal income taxes and fiscal 2015 for state income taxes.

The Traditional Business

The Traditional Business had a pretax loss of $634,000, representing a $793,000 decrease in income from pretax income of $159,000 in the prior year period.

Advertising revenues decreased by $1,338,000 (20%) to $5,415,000 from $6,753,000, primarily because of decreased display advertising (including conferences which were discontinued) net revenues of $679,000, classified advertising net revenues of $153,000, trustee sale notice advertising net revenues of $149,000, legal notice advertising net revenues of $330,000 and government notice advertising net revenues of $27,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 24% during the nine months ended June 30, 2020 as compared to the prior year period. Unless the economic impact of the efforts to contain COVID-19 result in significant additional foreclosures in California and Arizona, management expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues for all of fiscal 2020. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 87% of the total public notice advertising revenues in the nine months ended June 30, 2020. Public notice advertising revenues and related advertising and other service fees constituted about 16% and 18% of the Company’s total revenues for the nine months ended June 30, 2020 and 2019, respectively. Because of this concentration, the Company’s revenues would be significantly adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as was implemented in Arizona in 2017 for one notice type that had represented approximately $500,000 in annual revenues for the Company. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 91% of the Traditional Business’ total circulation revenues, which declined by $73,000 (2%) to $3,857,000 from $3,930,000. The court rule and judicial profile services generated about 7% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased by $719,000 (6%) to $11,766,000 from $12,485,000, primarily due to decreased personnel costs and outside contract printing and distributing costs.

Journal Technologies

Journal Technologies’ business segment pretax loss decreased by $2,842,000 (66%) to $1,452,000 from $4,294,000 for the nine months ended June 30, 2020 and 2019, respectively.

Revenues increased by $2,765,000 (12%) to $25,712,000 from $22,947,000 in the prior year period. Licensing and maintenance fees increased by $1,002,000 (7%) to $16,246,000 from $15,244,000. Consulting fees increased by $1,498,000 (42%) to $5,065,000 from $3,567,000 due to more go-lives.

Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period. Other public service fees increased by $265,000 (6%) to $4,401,000 from $4,136,000 primarily due to additional efiling fee revenues.

Operating expenses decreased by $77,000 to $27,164,000 from $27,241,000, primarily because of decreased business travel expenses and legal fees to review and negotiate Journal Technologies’ contracts with customers. This was partially offset by increases in personnel costs as independent contractors were transferred to employee status.

Comparable three-month periods ended June 30, 2020 and 2019

The Company’s reportable segments, and its corporate income and expenses, for the three months ended June 30, 2020, is set forth below:

Overall Financial Results (000)
For the three months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2020	2019	2020		2019		2020		2019		2020	2019
Revenues
Advertising	$1,297	$2,453	$	---	$	---	$	---	$	---	$1,297	$2,453
Circulation	1,259	1,319		---		---		---		---	1,259	1,319
Advertising service fees and other	575	735		---		---		---		---	575	735
Licensing and maintenance fees	---	---		5,531		5,814		---		---	5,531	5,814
Consulting fees	---	---		3,147		2,627		---		---	3,147	2,627
Other public service fees	---	---		1,065		1,570		---		---	1,065	1,570
Total revenues	3,131	4,507		9,743		10,011		---		---	12,874	14,518
Operating expenses
Salaries and employee benefits	2,614	2,630		7,048		6,085		---		---	9,662	8,715
Others	1,246	1,507		1,373		3,172		---		---	2,619	4,679
Total operating expenses	3,860	4,137		8,421		9,257		---		---	12,281	13,394
(Loss) income from operations	(729)	370		1,322		754		---		---	593	1,124
Dividends and interest income	---	---		---		---		1,596		1,368	1,596	1,368
Other income	---	---		---		---		---		10	---	10
Net unrealized gains on investments	---	---		---		---		16,489		3,214	16,489	3,214
Interest expenses on note payable collateralized by real estate	(20)	(22)		---		---		---		---	(20)	(22)
Interest expenses on margin loans and others	---	---		---		---		(64)		(251)	(64)	(251)
Pretax (loss) income	$(749)	$348		$1,322		$754		$18,021		$4,341	$18,594	$5,443

Consolidated revenues were $12,874,000 and $14,518,000 for the three months ended June 30, 2020 and 2019, respectively. This decrease of $1,644,000 (11%) was primarily from (i) a reduction in the Traditional Business’ display advertising (including conferences which were discontinued) net revenues of $427,000, classified advertising net revenues of $113,000, trustee sale notice advertising net revenues of $92,000 and legal notice advertising net revenues of $482,000, and (ii) Journal Technologies’ license and maintenance fees of $283,000 and public service fees of $505,000, partially offset by increased Journal Technologies’ consulting fees of $520,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 76% and 69% of the Company’s total revenues for the three months ended June 30, 2020 and 2019, respectively.

Consolidated operating expenses decreased by $1,113,000 (8%) to $12,281,000 from $13,394,000. Total salaries and employee benefits increased by $947,000 (11%) to $9,662,000 from $8,715,000 primarily resulting from additional personnel costs for Journal Technologies as independent contractors were transferred to employee status. Outside services increased by $142,000 (32%) to $586,000 from $444,000 mainly because of increased outside hosting services fees for Journal Technologies. Depreciation and amortization costs decreased by $13,000 to $128,000 from $141,000 because of more fully-depreciated assets. Credit card merchant discount fees, which represent fees paid to credit card service providers to process payments for the public service fee revenues, decreased by $123,000 (34%) to $244,000 from $367,000 mainly resulting from decreased efilings as courts and other justice agencies were temporarily closed. Rent expenses decreased by $58,000 (27%) to $158,000 from $216,000 because of the closure of both the San Francisco and Modesto offices in October 2019. Accounting and legal fees decreased by $227,000 (45%) to $272,000 from $499,000 primarily because of decreased legal fees to review and negotiate Journal Technologies’ contracts with customers. Other general and administrative expenses decreased by $1,581,000 (71%) to $647,000 from $2,228,000 mainly resulting from reduced business travel expenses.

The Company’s non-operating income, net of expenses, increased by $13,682,000 to an income of $18,001,000 from $4,319,000 primarily because of the recording of net unrealized gains on investments of $16,489,000 during the three months ended June 30, 2020, as compared with $3,214,000 during the prior year period.

During the three months ended June 30, 2020, consolidated pretax income was $18,594,000, as compared with $5,443,000 in the prior year period. There was consolidated net income of $14,274,000 ($10.34 per share) after tax expenses for the three months ended June 30, 2020, as compared with $3,823,000 ($2.77 per share) in the prior year period.

The Traditional Business (comparable three-month periods ended June 30, 2020 and 2019)

The Traditional Business had a pretax loss of $749,000, representing a $1,097,000 decrease in income from pretax income of $348,000 in the prior year period.

Advertising revenues decreased by $1,156,000 (47%) to $1,297,000 from $2,453,000, primarily because of decreased display advertising (including conferences which were discontinued) net revenues of $427,000, classified advertising net revenues of $113,000, trustee sale notice advertising net revenues of $92,000 and legal notice advertising net revenues of $482,000 and government notice advertising net revenues of $42,000.

The Traditional Business segment operating expenses decreased by $277,000 (7%) to $3,860,000 from $4,137,000, primarily due to decreased outside contract printing and distributing costs.

Journal Technologies (comparable three-month periods ended June 30, 2020 and 2019)

Journal Technologies’ business segment pretax income increased by $568,000 (75%) to $1,322,000 from $754,000 for the three months ended June 30, 2020 and 2019, respectively.

Revenues decreased by $268,000 (3%) to $9,743,000 from $10,011,000 in the prior year period. Licensing and maintenance fees decreased by $283,000 (5%) to $5,531,000 from $5,814,000. Consulting fees increased by $520,000 (20%) to $3,147,000 from $2,627,000.

Other public service fees decreased by $505,000 (32%) to $1,065,000 from $1,570,000 primarily due to reduced efilings as courts and other justice agencies were temporarily closed.

Operating expenses decreased by $836,000 to $8,421,000 from $9,257,000, primarily because of decreased business travel expenses and legal fees to review and negotiate Journal Technologies’ contracts with customers. This was partially offset by increases in personnel costs as independent contractors were transferred to employee status.

Liquidity and Capital Resources

During the nine months ended June 30, 2020, the Company’s cash and cash equivalents and marketable security positions decreased by $41,954,000, including unrealized losses on investments of $41,191,000. Cash and cash equivalents were used for the purchase of capital assets of $168,000 and operating activities of $1,501,000 which included net decreases of $704,000 in deferred subscriptions, deferred installation contracts and deferred maintenance agreements and others.

The investments in marketable securities, which had an adjusted cost basis of approximately $53,889,000 and a market value of about $153,390,000 at June 30, 2020, generated approximately $4,573,000 in dividends income during the nine months ended June 30, 2020. These securities had approximately $99,501,000 of net unrealized gains before estimated taxes of $25,886,000 which will become due only when we sell securities in which there is unrealized appreciation. Beginning in fiscal 2019, changes in unrealized gains (losses) on investments are now included in the Company’s net income (loss) and thus may have a significant impact depending on the fluctuations of the market prices of the invested securities.

Cash flows from operating activities decreased by $895,000 during the nine months ended June 30, 2020 as compared to the prior year period, primarily due to (i) decreases in accounts payable and accrued liabilities of $2,763,000 because of the timing difference in remitting efiling fees to the courts and (ii) decreases in net deferred subscriptions, deferred maintenance agreements and others and deferred installation contracts of $1,726,000, partially offset by decreases in accounts receivable of $1,375,000 resulting from more payment collections.

As of June 30, 2020, the Company had working capital of $144,935,000, including the liabilities for deferred subscriptions, deferred installation and maintenance agreements and others of $19,918,000.

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

As of June 30, 2020, the investments were concentrated in just six companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and net income.

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

Item 4.   CONTROLS AND PROCEDURES

     In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2019, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended June 30, 2020.

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

As COVID-19 began to spread in March and April 2020, governmental authorities and health officials implemented numerous unprecedented measures to contain the virus, including “stay at home” orders for non-essential workers, travel restrictions, quarantines and business shutdowns. Most of Journal Technologies’ customers, which are primarily courts and governmental agencies in the United States and Canada and Australia, either closed or significantly scaled back their activities. Similarly, many law firms and companies from which the Traditional Business derives advertising and subscription revenues also curtailed their operations and spending.

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

Item 6.   Exhibits

31	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DATE: August 7, 2020