Form 10-K
period 2020-09-30
DAILY JOURNAL CORP
filed 2020-12-17
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

           Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

       Yes ☐      No ☒

As of March 31, 2020, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $275,783,000.

As of November 30, 2020, there were outstanding 1,380,746 shares of Common Stock.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; the impacts of Coronavirus (COVID-19) and the efforts to contain it on the Company’s customers, advertisers and subscribers, particularly the closure or scaling back of operations of courts, justice agencies and other businesses; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; possible security breaches of the Company’s software or websites; the Company’s reliance on its president and chief executive officer, who has reduced his work schedule due to a health issue; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-K, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1. Business

Daily Journal Corporation (the “Company”) publishes newspapers and websites reporting California and Arizona news and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. This is sometimes referred to as the Company’s “Traditional Business”.

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of the Company, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including efiling and a website to pay traffic citations and fees online, and bar members. These products are licensed to more than 500 organizations in 42 states and internationally.

Essentially all of the Company’s U.S. operations are based in California, Arizona and Utah. The Company also has a presence in Australia where Journal Technologies is working on three software installation projects. Financial information of the Company, including information about each of the Company’s reportable segments, is set forth in Item 8 (“Financial Statements and Supplementary Data”).

Products and Services

The Traditional Business

Newspapers and related online publications. The Company publishes 10 newspapers of general circulation. Each newspaper, in addition to news of interest to the general public, has a particular area of in-depth focus for its news coverage, attracting readers interested in obtaining specific information through a newspaper format.

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

The Daily Journals share much content. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2020, the Los Angeles Daily Journal had approximately 4,000 paid subscribers and the San Francisco Daily Journal had approximately 2,300 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 6,800 at September 30, 2019. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been law firms and businesses wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 67% to subscriptions and 33% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 14% of the Company's total fiscal 2020 revenues and 16% in 2019.

It is the policy of The Daily Journals (1) to take no editorial position on the legal and political controversies of the day but instead to publish well-written editorial views of others on many sides of a controversy, and (2) to try to report on factual events with technical competence, objectivity and accuracy. It is believed that this policy suits a professional readership of exceptional intelligence and education, which is the target readership for the newspapers. Moreover, the Company believes that The Daily Journals bear a duty to their readership, particularly judges and justices, as a self-imposed public trust, regardless, within reason, of short-term income penalties. The Company believes that this policy of The Daily Journals is in the long-term interest of the Company’s shareholders.

The Daily Journals include the Daily Appellate Report, providing full text and case summaries of all opinions certified for publication by the California Supreme Court, the California Courts of Appeal, the U.S. Supreme Court, the U.S. Court of Appeals for the Ninth Circuit and the U.S. Bankruptcy Appellate Panel for the Ninth Circuit. The Daily Journals also include a monthly court directory in booklet form. This directory includes a comprehensive list of sitting judges in all California courts as well as courtroom assignments, phone numbers and courthouse addresses, plus ''Judicial Transitions'' which lists judicial appointments, elevations, confirmations, resignations, retirements and deaths.

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

The Company has several court rules services, including multi-volume, loose-leaf sets for certain state and federal courts in California. The Northern California set consists of nine volumes. The Southern California set has eight volumes. The Company updates these court rules on a monthly basis. In addition, the Company publishes single-volume rules for (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) the Ninth Circuit and the Central District of California. The single volumes are normally updated or replaced when there are rule changes.

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

The Company also provides online foreclosure information to about seven customers. This service primarily provides distressed property information, some of which also appears in some of the Company's newspapers.

Advertising and Newspaper Representative. The Company's publications carry commercial advertising and public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 4% of the Company’s total operating revenues in fiscal 2020 and 6% in 2019. Classified advertising revenues have continued to decline primarily due to the continued downturn in the employment advertising marketplace and online competition.

Public notice advertising consists of many different types of legal notices required by law to be published in an adjudicated newspaper of general circulation, including notices of death, fictitious business names, trustee sale notices and notices of governmental hearings. The major types of public notice advertisers are real estate-related businesses and trustees, governmental agencies, attorneys, and businesses or individuals filing fictitious business name statements. Many government agencies use the Company’s Internet-based advertising system to produce and send their notices to the Company for publication. A fictitious business name website enables individuals to send their statements to the Company for filing and publication, and another website enables attorneys and individuals to send probate, civil, corporate, public sale and other types of public notices to the Company.  California Newspaper Service Bureau (“CNSB”), a division of the Company, is a statewide newspaper representative (commission-earning selling agent) specializing since 1934 in public notice advertising. CNSB places public notices and other forms of advertising with adjudicated newspapers of general circulation, most of which are not owned by the Company, and produces a legal advertising page for some other newspapers.

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 15% of the Company's total operating revenues in fiscal 2020 and 18% in 2019. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising was placed, and (iii) service fees to file notices with government agencies.

Trustee sales legal advertising revenues alone represented about 1% of the Company’s total operating revenues in fiscal 2020 and 2% in 2019. For several years, these revenues were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law, but the number of foreclosures has continued to decline since 2010. In addition, in many states, including California and Arizona, legislatures have considered various proposals which would result in the elimination or reduction of the amount of public notice advertising required by statute, and Arizona approved one such proposal effective in 2017 that virtually eliminated the publication of one particular notice type. There is a risk that such laws could change in a manner that would have a significant adverse impact on the Company’s public notice advertising revenues.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name databases, fees from attorneys taking continuing legal education tests published in The Daily Journals and online, and other miscellaneous fees.

Journal Technologies

Journal Technologies provides case management software and related services to courts and other justice agencies. Its operations constituted about 71% of the Company’s total operating revenues in fiscal 2020 and 65% in 2019. Journal Technologies earns revenue from license, maintenance and support fees paid by customers to use its software products; consulting fees paid by customers for installation, implementation and training services; and fees generated by the use of secure websites through which the general public can pay traffic citations and fees and e-file cases.  Journal Technologies has the following main “eSeries” products:

eCourt®, eProsecutor™, eDefender™ and eProbation™ — browser-based case processing systems that can be used by courts and other justice agencies for all case types because the screens, data elements, business rules, work queues, searches and alerts are highly configurable.

eFile™ — a browser-based interface that allows attorneys and the general public to electronically file documents with the court.

ePayIt™ — a service primarily for the online payment of traffic citations.  Users can pay traffic citations by credit card, and get information on traffic school.

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

The Company’s revenues from Journal Technologies’ foreign customers were $1,687,000 in fiscal 2020 and $436,000 in 2019. All of the Company’s other revenues in those years were attributable to the United States.

Materials and Postage

After personnel costs (included in “Salaries and employee benefits” and in “Outside services” in the accompanying consolidated statements of comprehensive income (loss)), postage and paper costs are typically the next two largest expenses for The Traditional Business. Paper and postage accounted for approximately 4% of our traditional publishing segment's operating costs in both fiscal 2020 and 2019. Paper prices may fluctuate substantially in the future, and periodic postal rate increases could significantly impact income from operations. Further, we may not be able to pass on such increases to our customers.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although past shortages of newsprint have sometimes resulted in higher prices. The price of newsprint did not increase during fiscal 2020, but we anticipate future increases.

We use the U.S. Postal Service for distribution of roughly 45% of our newspapers. During the past several years, the Company has instituted changes in an attempt to mitigate higher postage costs. These changes have included contracting for hand delivery in selected sections of the San Francisco Bay area and in Santa Clara, Alameda, San Diego, Riverside, San Bernardino, Orange and Los Angeles counties, delivering pre-sorted newspapers to the post office on pallets, which facilitates delivery and improves service, and bundling newspapers to reduce per-piece charges. In addition, the Company has an ink jet labeler which eliminates paper labels and enables the Company to receive bar code discounts from the postal service on some of its newspapers.

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, the U.S. Postal Service has increased postal rates. (Decreases in the Company’s aggregate postage costs during fiscal 2020 were primarily due to subscriber loss and increased online-only subscribers during the COVID-19 period.)

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

The Company receives, on a non-exclusive basis, public notice advertising for a number of service providers. Such agencies ordinarily receive a commission of 15% to 25% on their sales of advertising in Company publications. Commercial advertising agencies also place advertising in Company publications and receive commissions for advertising sales.

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

The Company's court rules publications face competition from case management systems and the courts themselves. Subscriptions to the single and multi-volume court rules continued to decline during fiscal 2020. The Company's Judicial Profile services have indirect competition because some of the same information is available through other sources, including the courts.

The steady decline in recent years in the number of subscriptions to The Daily Journals and court rule publications is likely to continue and will certainly impact the Company’s future revenues.

In attracting commercial advertisers, the Company competes with other newspapers and magazines, television, radio and other media, including electronic and online systems for employment-related classified advertising. Factors which may affect competition for advertisers are the cost for such advertising compared with other media, and the size and characteristics of the readership of the Company's publications. Internet sites devoted to personnel recruitment have become significant competitors of our newspapers and websites for classified advertising.

In addition, there has been a steady consolidation of companies serving the legal marketplace, resulting in an ever-smaller group of companies placing display advertising. Consequently, retaining advertising revenues remains a challenge. To reduce costs, the Company has contracted with an outside advertising agency to conduct sales of its display advertising.

The Company competes with at least one serious competitor for public notice advertising revenue in each of its markets. Large metropolitan general interest newspapers normally do not carry a significant amount of legal advertising, although recently they too have solicited certain types of public notice advertising. CNSB, the Company’s commission-earning selling agent, faces competition from a number of companies based in California, some of which specialize in placing certain types of notices.

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

Many customers desire Internet-based solutions to centralize operations, facilitate electronic filing, interface with other justice partners and the public, and publish certain information from case management systems. Journal Technologies’ product lines provide versions of these services, but there are many uncertainties in the process of courts and other agencies migrating to newer Internet-based systems, including whether Journal Technologies’ versions of case management systems will find general acceptance and whether the update, upgrade and modification of such systems can be done in a cost-effective manner. To focus on supporting the Company’s main eSeries products, the Company has announced an end to the maintenance of legacy software products purchased as part of the New Dawn and ISD acquisitions in fiscal 2013 on June 30, 2021. The Company competes on a variety of factors, including price, technological capabilities and services to accommodate the individual requirements of each customer.

Employees

The Company had approximately 312 full-time employees and contractors and about 8 part-time employees as of September 30, 2020, including about 215 full-time employees and contractors at Journal Technologies. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

Working Capital

Traditionally, the Company had generated sufficient cash flow and dividends from operations to cover all its needs without significant borrowing. The Company owns marketable securities with significant appreciation, providing the Company with additional working capital, subject, of course, to the normal risks associated with owning securities. To a considerable extent, the Company also benefits from the fact that subscriptions and some licenses, maintenance, customer support and consulting fees are paid in advance. In fiscal 2013, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn Technologies, Inc. (“New Dawn”), and another $15.5 million to acquire substantially all of the operating assets and liabilities of ISD Technologies, Inc. (“ISD”), in each case pledging its marketable securities to obtain favorable financing.

The Company believes it has sufficient cash and marketable securities for the foreseeable future. If the Company’s overall cash needs exceed cash flow and its current working capital, the Company may still have the ability to borrow against its marketable securities on favorable terms, or it may attempt to secure additional financing which may or may not be available on acceptable terms. The Company has sold some securities and could sell additional marketable securities to generate cash, if necessary.

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

Inflation

The effects of inflation are not significantly any more or less adverse on the Company's businesses than they are on other publishing and software companies. The Company has experienced the effects of inflation primarily through increases in costs of personnel. These costs have generally been offset by increased license, maintenance and support fees, which often contain a periodic cost-of- living adjustment.

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

Risks Associated with Coronavirus (COVID-19) Pandemic

The Company’s business is likely to be materially and adversely affected by an epidemic or pandemic such as COVID-19, or by a similar event or the fear of such an event, and the measures that governmental authorities implement to address it.

As COVID-19 began to spread in March and April 2020, and again more recently, governmental authorities and health officials implemented numerous unprecedented measures to contain the virus, including “stay at home” orders for non-essential workers, travel restrictions, quarantines and business shutdowns. Most of Journal Technologies’ customers, which are primarily courts and governmental agencies in the United States, Canada and Australia, either closed or significantly scaled back their activities. Similarly, many law firms and companies from which the Traditional Business derives advertising and subscription revenues also curtailed their operations and spending.

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

Due to the uncertainties associated with the duration and severity of an event like COVID-19, the efforts to contain it, and the changes in business operations and personal behaviors that are likely to follow from it, it is difficult to estimate the magnitude of its impact on the Company’s business in future periods, but it could materially affect the Company’s operations, staffing levels, financial condition, liquidity and cash flows going forward. Also, while the vast majority of the Company’s employees are currently working from home effectively, a resurgence in serious COVID-19 infections could cause the Company to experience a lack of availability of employees to perform key job functions at particular points in time.

Risks Associated with the Traditional Business

A continuing reduction in the number of residential foreclosures in California and Arizona will result in fewer trustee sale notices being published in the Company’s newspapers.

For several years, the revenues of The Traditional Business were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law. With improvements in the economy, the number of foreclosures continued to decline in 2020. We expect this trend to continue, and it will significantly and adversely impact the earnings of The Traditional Business because it will be impractical for the Company to offset the expected revenue loss with expense reductions.

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

The Traditional Business also competes with serious competitors for public notice advertising in all of its markets. As the amount of this advertising has decreased due to the reduction in the number of foreclosures discussed above, the competition to publish the remaining public notices has intensified and may result in a further decline in The Traditional Business’ public notice advertising revenues.

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

Circulation revenues have continued to decline as more and more information has become available online. Law firm mergers have also reduced the number of firms that purchase multiple subscriptions of our newspapers. It is not practical to assume that we will be able to offset the decline in subscriptions with increases in the subscription rate, and we expect that our circulation revenues will continue to decline.

The Traditional Business is exposed to risks associated with fluctuations in postage and paper costs.

After personnel costs, postage and paper costs are typically the Company’s next two largest expenses. An adequate supply of newsprint and other paper is important to the operations of The Traditional Business. The Company currently does not have a contract with any paper supplier, and in the past, shortages of newsprint have sometimes resulted in higher prices. The price of newsprint did not increase in fiscal 2020, but we anticipate future increases.

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

As of September 30, 2020, the Company held marketable securities worth approximately $179,368,000, with an unrealized gain for financial statement purposes of $137,593,000. While this portfolio has enabled the Company to borrow on very favorable terms for acquisitions and to better compete for case management software opportunities that are usually limited to “large” firms, it is unusual for a public company to invest a significant amount of its available cash in the marketable securities of other public companies. The value of these securities could decline, which would adversely affect net income and shareholders’ equity.

Also, as of September 30, 2020, the Company’s holdings of marketable securities were concentrated in just five companies and included one based in foreign currency. Accordingly, a significant decline in the market value and unfavorable changes in the foreign exchange rates of one or more of the Company’s holdings may not be offset by hypothetically better performance of other holdings. This concentration of risk may result in a more pronounced effect on net income and shareholders’ equity.

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

Gerald Salzman, 81, serves as the Company’s president, chief executive officer, chief financial officer, treasurer and assistant secretary. He is also the president, chief executive officer, chief financial officer and secretary of Journal Technologies. Although Mr. Salzman has started delegating certain of his duties to other managers, it is unlikely that the Company could find a single replacement to perform the rest of the duties now handled by him, and it could have a significant adverse effect on the Company’s business. The Company does not carry key man life insurance, nor has it entered into an employment agreement with Mr. Salzman.

Changes in accounting guidance could have a significant effect on the Company’s reported financial results.

Preparing consolidated financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies and the prevailing accounting guidance. The Company considers fair value measurement and disclosures, revenue recognition, accounting for software costs and income taxes to be critical accounting policies and estimates. A change in the accounting guidance with respect to one or more of these areas could materially affect the Company’s reported financial results.

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

The Company has identified material weaknesses in its internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide management and the Board of Directors with reasonable assurance regarding the preparation and fair presentation of the Company’s consolidated financial statements. As a small company, we are not able to segregate duties to the extent we could if we had more people, and we have not sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls. Further, the Company does not have an internal audit group, and has not engaged an outside firm to complete the documentation of its internal control assessment to the level required by the applicable criteria.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns office and printing facilities in Los Angeles and an office building in Logan, Utah, and leases space for its other offices under operating leases which expire at various dates through 2022.

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

	High	Low
Fiscal 2020
Quarter ended December 31, 2019	$293.18	$249.76
Quarter ended March 31, 2020	298.00	187.53
Quarter ended June 30, 2020	300.30	250.75
Quarter ended September 30, 2020	317.01	234.59

Fiscal 2019
Quarter ended December 31, 2018	$257.70	$212.20
Quarter ended March 31, 2019	240.00	192.83
Quarter ended June 30, 2019	238.00	213.68
Quarter ended September 30, 2019	262.50	197.00

As of December 15, 2020, there were approximately 410 holders of record of the Company’s common stock, and the last trade was at $301.50 per share.

The Company did not declare or pay any dividends during fiscal 2020 or 2019. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past three fiscal years.

From time to time, the Company has repurchased shares of its common stock and may do so in the future. The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan. See Note 2 of Notes to Consolidated Financial Statements for more information. The Company’s stock repurchase program remains in effect, but the Company did not repurchase any shares during fiscal 2020 and 2019.

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

Impact of the COVID-19 Pandemic

On March 13, 2020, the United States declared the outbreak of COVID-19 to be a national emergency, and several states and municipalities also declared public health emergencies. Unprecedented actions were taken by public health and governmental authorities to contain and combat the spread of COVID-19, including “stay-at-home” orders and similar mandates that restricted the daily activities of individuals and limited the operation of businesses that were deemed “non-essential.” In addition, most of Journal Technologies’ customers, which are primarily courts and governmental agencies in the United States, Canada and Australia, were either closed or significantly scaled back their activities. Similarly, many law firms and companies from which the Traditional Business derives advertising and subscription revenues also curtailed their operations and spending.

In light of this extraordinary situation, on April 30, 2020, the Company made a difficult decision to reorganize its part-time and full-time workforce at both The Traditional Business and Journal Technologies, which included some layoffs and temporary furloughs.

Management believes that the COVID-19 pandemic has had, and, with the recent resurgence of COVID-19 cases, will continue to have a significant impact on the Company’s business operations. This might include a substantial decrease in the value of the Company’s marketable securities portfolio, which is concentrated in the common stocks of three U.S. financial institutions, or at least a fair degree of volatility. In the future, dividends from the Company’s portfolio are expected to decrease as some banks reduce their dividends. It might also include the unprecedented continued closure, renewed closure or scaling back of operations of courts and other governmental agencies that are the customers of Journal Technologies, and fundamental changes in the way the advertisers and subscribers of the Traditional Business conduct operations. Even if courts, governmental agencies and other businesses return to more normal operations, there are likely to be changes in those operations and personal behaviors going forward, including limitations on travel and more working from home, that will adversely affect the Company, its financial results and cash flows.

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

For Journal Technologies, there have been several delays or cancellations in government procurement processes. Also, although we have been able to complete some existing projects remotely, we have been unable to finish certain implementations and trainings because of inability to work with clients in-person. Given that we are typically paid for implementation services upon “go-live” of a system, receipt of those revenues is being delayed. In addition, there has been a reduction in efiling revenues and delayed client payments as many courts and other justice agencies were closed for much of the year. On the other side of the coin, the Company has seen a reduction in operating costs due to less business travel.

Fiscal 2020 compared with fiscal 2019

The Company’s reportable segments, and its corporate income and expenses, for the fiscal 2020 and 2019, is set forth below:

Overall Financial Results (000)

For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Revenues
Advertising	$7,104	$9,132	$—	$—	$—	$—	$7,104	$9,132
Circulation	5,090	5,249	—	—	—	—	5,090	5,249
Advertising service fees and other	2,501	2,712	—	—	—	—	2,501	2,712
Licensing and maintenance fees	—	—	21,647	20,179	—	—	21,647	20,179
Consulting fees	—	—	7,718	5,539	—	—	7,718	5,539
Other public service fees	—	—	5,882	5,844	—	—	5,882	5,844
Total operating revenues	14,695	17,093	35,247	31,562	—	—	49,942	48,655
Operating expenses
Salaries and employee benefits	11,290	10,637	26,512	24,377	—	—	37,802	35,014
Goodwill impairment	—	—	—	13,400	—	—	—	13,400
Others	5,135	6,344	8,288	12,121	—	—	13,423	18,465
Total operating expenses	16,425	16,981	34,800	49,898	—	—	51,225	66,879
Income (loss) from operations	(1,730)	112	447	(18,336)	—	—	(1,283)	(18,224)

Dividends and interest income	—	—	—	—	4,965	5,380	4,965	5,380
Other income	—	—	—	—	3	38	3	38
Net unrealized losses on investments	—	—	—	—	(3,099)	(17,715)	(3,099)	(17,715)
Interest expenses on note payable collateralized by real estate and other	(84)	(93)	—	—	(35)	—	(119)	(93)
Interest expense on margin loans	—	—	—	—	(434)	(862)	(434)	(862)
Gains on sales of marketable securities, net	—	—	—	—	4,193	—	4,193	—
Pretax income (loss)	$(1,814)	$19	$447	$(18,336)	$5,593	$(13,159)	$4,226	$(31,476)

Consolidated revenues were $49,942,000 and $48,655,000 for the fiscal 2020 and 2019, respectively. This increase of $1,287,000 (3%) was primarily from increased Journal Technologies’ license and maintenance fees of $1,468,000, consulting fees of $2,179,000 and public service fees of $38,000, partially offset by a reduction in the Traditional Business’ display advertising (including conferences which were discontinued) net revenues of $1,009,000, classified advertising net revenues of $218,000, trustee sale notice advertising net revenues of $282,000, legal notice advertising net revenues of $523,000 and circulation revenues of $159,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 71% and 65% of the Company’s total revenues for fiscal 2020 and 2019, respectively.

Consolidated operating expenses, excluding last year’s goodwill impairment write-off of $13,400,000, decreased by $2,254,000 (4%) to $51,225,000 from $53,479,000. Total salaries and employee benefits increased by $2,788,000 (8%) to $37,802,000 from $35,014,000 primarily resulting from additional personnel costs for Journal Technologies as independent contractors were transferred to employee status. Outside services decreased by $446,000 (12%) to $3,428,000 from $3,874,000 mainly because of decreased contractor costs for Journal Technologies. Depreciation and amortization costs decreased by $65,000 (11%) to $524,000 from $589,000 because of more fully-depreciated assets. Rent expenses decreased by $405,000 (40%) to $612,000 from $1,017,000 because of the closure of both the San Francisco and Modesto offices in October 2019 and the Colorado office in August 2020. Accounting and legal fees decreased by $666,000 (41%) to $939,000 from $1,605,000 primarily because of decreased legal fees to review and negotiate Journal Technologies’ contracts with customers, more of which was done in-house. Other general and administrative expenses decreased by $3,042,000 (44%) to $3,848,000 from $6,890,000 mainly resulting from reduced business travel expenses and miscellaneous office equipment purchases.

The Company’s non-operating income, net of expenses, increased by $18,761,000 to a gain of $5,509,000 from a loss of $13,252,000 primarily because of the recording of (i) net gains of $4,193,000 on partial sales of marketable securities as compared with none in the prior fiscal year and (ii) net unrealized losses on investments of $3,099,000 during the fiscal 2020 as compared with $17,715,000 during the prior fiscal year.

During fiscal 2020, consolidated pretax income was $4,226,000, as compared with a pretax loss of $31,476,000 in the prior fiscal year. There was consolidated net income of $4,041,000 ($2.93 per share) for fiscal 2020, as compared with net loss of $25,216,000 (-$18.26 per share) in the prior fiscal year.

During fiscal 2020, the Company’s cash and restricted cash and cash equivalents increased by $18,333,000 to $28,963,000 from $10,630,000, primarily because of the proceeds of $16,307,000 from the sales of some marketable securities. At September 30, 2020, the aggregate fair market value of the Company’s marketable securities was $179,368,000. These securities had approximately $137,593,000 of net unrealized gains before taxes of $35,870,000, and generated approximately $4,965,000 in dividends income during fiscal 2020, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For fiscal 2020, the Company recorded an income tax provision of $185,000 on pretax income of $4,226,000.  The effective tax rate was less than the statutory rate primarily due to the dividends received deduction (“DRD”), a benefit resulting from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and net state tax benefits.   The effective tax rate for fiscal 2020 was 4.4%, after including the DRD, the tax benefits from the CARES Act and state taxes, as compared with 20% in the prior fiscal year.

The CARES Act, which was signed into law on March 27, 2020, contains two federal tax provisions beneficial to the Company.  One provision provides that net operating losses arising in tax years beginning in 2018, that were previously only available to be carried forward, can now be carried back to the five previous years.  In addition, any alternative minimum tax credits carried forward from prior years can be claimed as a refund in years beginning in 2018.  Consequently, the Company recorded a tax benefit resulting from carrying back a portion of the net operating loss generated in fiscal 2019 to fiscal 2014.  The Company anticipates receiving a refund for all taxes and alternative minimum taxes paid in fiscal 2014.  The tax benefit of $187,000 resulting from carrying back the net operating loss is primarily attributable to the difference in the federal tax rates of 34% in fiscal 2014 and 21% in fiscal 2019.

During fiscal 2020, the Company recorded net unrealized losses on investments of $3,099,000. An income tax benefit of $1,371,000 resulting from these losses was recorded as a temporary difference in deferred income taxes. The Company also recorded a net gain of $4,193,000 on the sales of marketable securities.

For fiscal 2019, the Company recorded an income tax benefit of $6,260,000 on a pretax loss of $31,476,000.  The effective tax rate was below the statutory rate due to the impairment of goodwill, partially offset by the DRD and a benefit for state taxes.

      The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2017 with regard to federal income taxes and fiscal 2016 for state income taxes.

The Traditional Business

The Traditional Business had a pretax loss of $1,814,000, representing a $1,833,000 decrease in income from pretax income of $19,000 in the prior fiscal year.

Advertising revenues decreased by $2,028,000 (22%) to $7,104,000 from $9,132,000, primarily because of decreased display advertising (including conferences which were discontinued) net revenues of $1,009,000, classified advertising net revenues of $218,000, trustee sale notice advertising net revenues of $282,000 and legal notice advertising net revenues of $523,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 34% during fiscal 2020 as compared to the prior fiscal year. Unless the economic impact of the efforts to contain COVID-19 result in significant additional foreclosures in California and Arizona, management expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues for fiscal 2021. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 86% of the total public notice advertising revenues in the twelve months ended September 30, 2020. Public notice advertising revenues and related advertising and other service fees constituted about 15% and 18% of the Company’s total revenues for fiscal 2020 and 2019, respectively. Because of this concentration, the Company’s revenues would be significantly adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as was implemented in Arizona in 2017 for one notice type that had represented approximately $500,000 in annual revenues for the Company. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 91% of the Traditional Business’ total circulation revenues, which declined by $159,000 (3%) to $5,090,000 from $5,249,000. The court rule and judicial profile services generated about 7% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased by $556,000 (3%) to $16,425,000 from $16,981,000, primarily due to decreased rent, outside contract printing and distributing costs.

Journal Technologies

During fiscal 2020, Journal Technologies’ business segment pretax income increased by $5,383,000 (109%) to $447,000 from a pretax loss of $4,936,000 in the prior fiscal year, excluding the goodwill impairment loss of $13,400,000 in 2019.

Revenues increased by $3,685,000 (12%) to $35,247,000 from $31,562,000 in the prior fiscal year. Licensing and maintenance fees increased by $1,468,000 (7%) to $21,647,000 from $20,179,000. Consulting fees increased by $2,179,000 (39%) to $7,718,000 from $5,539,000 due to more go-lives.

Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period. Other public service fees increased by $38,000 (1%) to $5,882,000 from $5,844,000 primarily due to additional efiling fee revenues.

Operating expenses decreased by $1,698,000 (5%) to $34,800,000 from $36,498,000, excluding prior year’s goodwill impairment loss of $13,400,000, primarily because of decreased business travel expenses and legal fees to review and negotiate Journal Technologies’ contracts with customers, more of which was done in-house.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies. Additional details about each of the reportable segments and its corporate income and expenses is set forth below:

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate	Total
Fiscal 2020
Revenues
Advertising	$7,104,000	$—	$—	$7,104,000
Circulation	5,090,000	—	—	5,090,000
Advertising service fees and other	2,501,000	—	—	2,501,000
Licensing and maintenance fees	—	21,647,000	—	21,647,000
Consulting fees	—	7,718,000	—	7,718,000
Other public service fees	—	5,882,000	—	5,882,000
Operating expenses	16,425,000	34,800,000	—	51,225,000
Income (loss) from operations	(1,730,000)	447,000	—	(1,283,000)
Dividends and interest income	—	—	4,965,000	4,965,000
Other income	—	—	3,000	3,000
Net unrealized losses on investments	—	—	(3,099,000)	(3,099,000)
Interest expenses on note payable collateralized by real estate	(84,000)	—	(35,000)	(119,000)
Interest expenses on margin loans	—	—	(434,000)	(434,000)
Gains on sales of marketable securities, net	—	—	4,193,000	4,193,000
Pretax income	(1,814,000)	447,000	5,593,000	4,226,000
Income tax expense	685,000	100,000	(970,000)	(185,000)
Net loss	(1,129,000)	547,000	4,623,000	4,041,000
Total assets	35,896,000	22,277,000	180,402,000	238,575,000
Capital expenditures	121,000	63,000	—	184,000

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate	Total
Fiscal 2019
Revenues
Advertising	$9,132,000	$—	$—	$9,132,000
Circulation	5,249,000	—	—	5,249,000
Advertising service fees and other	2,712,000	—	—	2,712,000
Licensing and maintenance fees	—	20,179,000	—	20,179,000
Consulting fees	—	5,539,000	—	5,539,000
Other public service fees	—	5,844,000	—	5,844,000
Operating expenses	16,981,000	49,898,000*	—	66,879,000*
Income (loss) from operations	112,000	(18,336,000)	—	(18,224,000)
Dividends and interest income	—	—	5,380,000	5,380,000
Other income	—	—	38,000	38,000
Net unrealized losses on investments	—	—	(17,715,000)	(17,715,000)
Interest expenses on note payable collateralized by real estate	(93,000)	—	—	(93,000)
Interest expenses on margin loans	—	—	(862,000)	(862,000)
Pretax income	19,000	(18,336,000)	(13,159,000)	(31,476,000)
Income tax expense	(5,000)	2,450,000	3,815,000	6,260,000
Net loss	14,000	(15,886,000)	(9,344,000)	(25,216,000)
Total assets	17,176,000	22,741,000	197,459,000	237,376,000
Capital expenditures	132,000	33,000	—	165,000

* included goodwill impairment of $13,400,000

During fiscal 2020 and 2019, the Traditional Business had total operating revenues of $14,695,000 and $17,093,000 of which $9,605,000 and $11,844,000, respectively, were recognized after services were provided while $5,090,000 and $5,249,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for the Company’s software business were $35,247,000 and $31,562,000, of which $14,025,000 and $12,353,000, respectively, were recognized upon completion of services while $21,222,000 and $19,209,000, respectively, were recognized ratably over the subscription periods.

Approximately 71% of the Company’s revenues during fiscal 2020 were derived from Journal Technologies, as compared with 65% in the prior fiscal year. In addition, the Company’s revenues have been primarily from the United States, with approximately 1% from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Liquidity and Capital Resources

During fiscal 2020, the Company’s cash and restricted cash and cash equivalents and marketable security positions increased by $3,120,000, including net unrealized losses on investments of $3,099,000. Cash and cash equivalents were used for the purchase of capital assets of $184,000 and payment for loan principal of $126,000. There were cash provided by operating activities of $2,336,000 which included net decreases of $1,808,000 in deferred subscriptions, deferred installation contracts and deferred maintenance agreements and others.

The investments in marketable securities, which had an adjusted cost basis of approximately $41,775,000 and a market value of about $179,368,000 at September 30, 2020, generated approximately $4,965,000 in dividends income during fiscal 2020. These securities had approximately $137,593,000 of net unrealized gains before estimated taxes of $35,870,000 which will become due only when we sell securities in which there is unrealized appreciation. Beginning in fiscal 2019, changes in unrealized gains (losses) on investments are included in the Company’s net income (loss) and thus may have a significant impact depending on the fluctuations of the market prices of the invested securities.

Cash flows from operating activities increased by $721,000 during fiscal 2020 as compared to the prior fiscal year, primarily due to increases in net income of $29,257,000, decreases in deferred tax assets of $6,982,000 and decreases in accounts receivable of $2,542,000 primarily resulting from more payment collections, partially offset by this year’s net gains on sales of marketable securities of $4,193,000, last year’s goodwill impairment expenses of $13,400,000 and decreases in (i) unrealized losses on investments of $14,616,000, (ii) accounts payable and accrued liabilities of $2,208,000 because of the timing difference in remitting efiling fees to the courts and (iii) net deferred subscriptions, deferred maintenance agreements and others and deferred installation contracts of $2,902,000.

As of September 30, 2020, the Company had working capital of $188,318,000, including the liabilities for deferred subscriptions, deferred installation and maintenance agreements and others of $18,926,000.

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

As of September 30, 2020, the investments were concentrated in just five companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and net income.

The Company is not a smaller version of Berkshire Hathaway Inc.  Instead, it hopes to be a significant software company while it also holds its traditional business.

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that revenue recognition, accounting for software costs, fair value measurement and disclosures, income taxes and segment reporting are critical accounting policies and estimates.

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

ASC 820, Fair Value Measurement and Disclosures, requires the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of its investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company made no transfers in and out of Level 1 and Level 2 measurements in fiscal years 2020 and 2019. During that time all of the Company’s investments have been quoted on public markets and, therefore, all fair value calculations have been based on Level 1 measurements. The estimated Incentive Plan’s future commitment is calculated using Level 3 inputs, based on an average of the prior fiscal year (fiscal 2019) and the current year’s pretax earnings before certain items, discounted to the present value at 6% since each granted Incentive Plan Unit will expire over its remaining life term of up to 10 years.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Daily Journal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation (the Company) as of September 30, 2020 and 2019, the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows for years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

 \s\ Baker Tilly US, LLP

 We have served as the Company's auditor since 2016.

Los Angeles, California

December 17, 2020

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	September 30
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$26,922,000	$8,615,000
Restricted cash	2,041,000	2,015,000
Marketable securities at fair value -- common stocks of $179,368,000 at September 30, 2020 and $194,581,000 at September 30, 2019	179,368,000	194,581,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at September 30, 2020 and $200,000 at September 30, 2019	6,727,000	7,036,000
Inventories	36,000	40,000
Prepaid expenses and other current assets	613,000	508,000
Income tax receivable	601,000	153,000
Total current assets	216,308,000	212,948,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,572,000	16,499,000
Furniture, office equipment and computer software	1,782,000	2,119,000
Machinery and equipment	1,524,000	1,750,000
	19,878,000	20,368,000
Less accumulated depreciation	(9,422,000)	(9,572,000)
	10,456,000	10,796,000
Operating lease right-of-use assets	140,000	—
Deferred income taxes - Federal	11,137,000	12,596,000
Deferred income taxes - State	534,000	1,036,000
	$238,575,000	$237,376,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,926,000	$4,520,000
Accrued liabilities	5,005,000	5,173,000
Note payable collateralized by real estate	133,000	126,000
Deferred subscriptions	2,899,000	3,195,000
Deferred installation contracts	140,000	1,932,000
Deferred maintenance agreements and others	15,887,000	15,722,000
Total current liabilities	27,990,000	30,668,000

Long term liabilities
Investment margin account borrowings	29,493,000	29,493,000
Note payable collateralized by real estate	1,576,000	1,709,000
Deferred maintenance agreements	450,000	335,000
Accrued liabilities	1,455,000	230,000
Deferred income taxes	35,870,000	37,241,000
Total long term liabilities	68,844,000	69,008,000

Commitments and contingencies (Notes 4 and 5)	—	—

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares,at September 30, 2020 and September 30, 2019	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	139,972,000	135,931,000
Total shareholders' equity	141,741,000	137,700,000
	$238,575,000	$237,376,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2020	2019
Revenues
Advertising, net	$7,104,000	$9,132,000
Circulation	5,090,000	5,249,000
Advertising service fees and other	2,501,000	2,712,000
Licensing and maintenance fees	21,647,000	20,179,000
Consulting fees	7,718,000	5,539,000
Other public service fees	5,882,000	5,844,000
	49,942,000	48,655,000
Costs and expenses
Salaries and employee benefits	37,802,000	35,014,000
Outside services	3,428,000	3,874,000
Postage and delivery expenses	712,000	838,000
Newsprint and printing expenses	699,000	727,000
Depreciation and amortization	524,000	589,000
Goodwill impairment	—	13,400,000
Equipment maintenance and software	1,268,000	1,516,000
Credit card merchant discount fees	1,393,000	1,409,000
Rent expenses	612,000	1,017,000
Accounting and legal fees	939,000	1,605,000
Other general and administrative expenses	3,848,000	6,890,000
	51,225,000	66,879,000
Loss from operations	(1,283,000)	(18,224,000)
Other income (expenses)
Dividends and interest income	4,965,000	5,380,000
Other income	3,000	38,000
Net unrealized losses on investments	(3,099,000)	(17,715,000)
Interest expense on note payable collateralized by real estate and others	(119,000)	(93,000)
Interest expense on margin loans	(434,000)	(862,000)
Gains on sales of marketable securities, net	4,193,000	—
Income (loss) before taxes	4,226,000	(31,476,000)
(Provision for) benefit from income taxes	(185,000)	6,260,000
Net income (loss)	$4,041,000	$(25,216,000)
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746
Basic and diluted net income (loss) per share	$2.93	$(18.26)

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 2018	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$45,361,000	$115,786,000	$162,916,000
Net loss	—	—	—	—	—	(25,216,000)	—	(25,216,000)
Adoption of new accounting pronouncement	—	—	—	—	—	115,786,000	(115,786,000)	—
Balance at September 30, 2019	1,805,053	18,000	(424,307)	(4,000)	1,755,000	135,931,000	—	137,700,000
Net income	—	—	—	—	—	4,041,000	—	4,041,000
Balance at September 30, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$139,972,000	$—	$141,741,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2020	2019
Cash flows from operating activities
Net income (loss)	$4,041,000	$(25,216,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	524,000	589,000
Goodwill impairment	—	13,400,000
Gains on sales of marketable securities, net	(4,193,000)	—
Deferred income taxes	590,000	(6,392,000)
Unrealized losses on investments	3,099,000	17,715,000
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	309,000	(2,233,000)
Inventories	4,000	6,000
Prepaid expenses and other assets	(105,000)	4,000
Income tax receivable	(448,000)	117,000
Increase (decrease) in liabilities
Accounts payable	(594,000)	1,700,000
Accrued liabilities	917,000	831,000
Deferred subscription	(296,000)	21,000
Deferred installation contracts	(1,792,000)	1,695,000
Deferred maintenance agreements and others	280,000	(622,000)
Net cash provided by operating activities	2,336,000	1,615,000

Cash flows from investing activities
Sales of marketable securities	16,307,000	—
Purchases of property, plant and equipment, net	(184,000)	(165,000)
Net cash provided by (used in) investing activities	16,123,000	(165,000)

Cash flows from financing activities
Proceeds from margin loan borrowing	1,000,000	—
Payment to margin loan borrowing	(1,000,000)	—
Payment of loan principal	(126,000)	(121,000)
Net cash used in financing activities	(126,000)	(121,000)

Increase in cash and restricted cash and cash equivalents	18,333,000	1,329,000

Cash and restricted cash and cash equivalents
Beginning of year	10,630,000	9,301,000
End of year	$28,963,000	$10,630,000

Interest paid during year	$529,000	$963,000
Income taxes refunded during year	$(47,000)	$(121,000)

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

Essentially all of the Company’s U.S. operations are based in California, Arizona and Utah. The Company also has a presence in Australia where Journal Technologies is working on three software installation projects.

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

Restricted Cash:      The Company considers cash to be restricted when withdrawal or general use is legally restricted. Restricted cash of $2,041,000 and $2,015,000 at September 30, 2020 and 2019, respectively, represents cash held to secure two letters of credit issued by a bank for a software installation contract in Australia.

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in marketable securities, all categorized as “available-for-sale” and stated at fair market value. In fiscal 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires an entity that holds financial assets or owes financial liabilities to, among other things, measure equity investments at fair value and recognize unrealized gains (losses) through net income (loss). Accordingly, the Company’s net income of $4,041,000 for fiscal 2020, included net unrealized losses on investments of $3,099,000. In fiscal 2019, the Company’s net loss of $25,216,000 included net unrealized losses on investments of $17,715,000. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures. At September 30, 2020, the aggregate fair market value of the Company’s marketable securities was $179,368,000. These investments had approximately $137,593,000 of net unrealized gains before taxes of $35,870,000. Most of the unrealized net gains were in the common stocks of three U.S. financial institutions.   At September 30, 2019, the Company had marketable securities at fair market value of approximately $194,581,000, including approximately $140,692,000 of unrealized net gains before taxes of $37,241,000.

All investments are classified as “Current assets” because they are available for sale at any time. In August 2020, the Company sold part of its investments for $16,307,000, realizing a net gain of approximately $4,193,000.

 Investment in Financial Instruments

	September 30, 2020			September 30, 2019
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$179,368,000	$41,775,000	$137,593,000	$194,581,000	$53,889,000	$140,692,000

As of September 30, 2020, there were no unrealized losses related to the marketable securities.

Goodwill: The entire goodwill of $13,400,000 was concluded to be impaired and thus fully written off as of September 30, 2019 (fiscal 2019).

Inventories: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current net realizable value.

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost or fair value for assets acquired in business combinations. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2020, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes. Depreciation and amortization expenses were $524,000 and $589,000 for fiscal 2020 and 2019, respectively.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were no such impairments identified during fiscal 2020 and 2019.

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

Approximately 71% and 65% of the Company’s revenues in fiscal 2020 and 2019, respectively, were derived from sales of software licenses, annual software licenses, maintenance and support agreements and consulting services that typically include implementation and training.

The change in allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Accounts Charged off less Recoveries	Balance at End of Year
Fiscal 2020
Allowance for doubtful accounts	$200,000	$116,000	$(66,000)	$250,000
Fiscal 2019
Allowance for doubtful accounts	$200,000	$8,000	$(8,000)	$200,000

Management Incentive Plan: In fiscal 1987, the Company implemented a Management Incentive Plan (the “Incentive Plan”) that entitles a participant to participate in pretax earnings before adjustment for certain items of the Company for ten years.

Certificate interests entitled participants to receive 7.51% and 6.79% (amounting to $502,700 and $465,500, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and certain other items, 9.4% and 9.00% (amounting to $0 and $0 for fiscal 2020 and 2019, respectively) for Journal Technologies and 8.2% and 8.2% (amounting to $452,900 and $0, respectively) for Daily Journal consolidated in fiscal 2020 and 2019, respectively. The Company accrued $1,445,000 and $230,000 as of September 30, 2020 and 2019, respectively, for the Plan’s future commitment for those who will still have Certificates at the age of 65. This future commitment included an increase in the accrual in fiscal 2020 of $1,215,000 or $.88 per outstanding share on an adjusted pretax basis as compared with an increase in fiscal 2019 of $60,000 or $.04 per outstanding share, in each case due to increased estimated future pretax income. The estimated Incentive Plan’s future commitment is calculated based on an average of the past year and the current year pretax earnings before certain items, discounted to the present value at 6% since each granted Certificate will expire over its remaining life term of up to 10 years.

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

Net income (loss) per common share:   The net income (loss) per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,380,746 for fiscal 2020 and 2019. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

Accounting Standards Adopted in Fiscal 2020

At the beginning of fiscal 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which requires that all leases be recognized by lessees on the balance sheet through a right-of-use asset and corresponding lease liability, including today’s operating leases. There has been no significant impact on the Company’s financial condition, results of operations or disclosures. At September 30, 2020, the Company recorded a right-of-use asset and lease liability of approximately $140,000 for its operating office leases, including approximately $10,000 beyond one year.  Operating office leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

New Accounting Pronouncement:

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3. INCOME TAXES

The provision (benefit) from income taxes consists of the following:

	2020	2019
Current:
Federal	$(420,000)	$132,000
State	15,000	—
	(405,000)	132,000
Deferred:
Federal	808,000	(4,685,000)
State	(218,000)	(1,707,000)
	590,000	(6,392,000)
	$185,000	$(6,260,000)

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2020	2019

Statutory federal income tax rate	21.0%	21.0%
State franchise taxes (net of federal tax benefit)	5.6	4.5
Effect of state rate change on beginning balance of deferred tax liabilities	(9.4)	(0.2)
Business meals/gifts/other permanent differences	0.6	(0.1)
Goodwill impairment	—	(6.5)
Dividends received deduction	(11.1)	1.5
Revenue recognized for book but not tax	0.4	—
Prior year true-up	—	0.2
Foreign tax credits	(0.4)	0.1
CARES Act benefits	(4.4)	—
Others	2.1	(0.6)
Effective tax rate	4.4%	19.9%

The Company’s deferred income tax assets and liabilities were comprised of the following:

	2020	2019
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$415,000	$178,000
Impairment losses on investments	1,016,000	2,201,000
Bad debt reserves not yet deductible	55,000	41,000
Depreciation and amortization	3,482,000	3,999,000
Deferred revenues	913,000	885,000
Goodwill	590,000	677,000
Net operating losses	4,768,000	5,195,000
Credits and other	432,000	456,000
Total deferred tax assets	11,671,000	13,632,000

Deferred tax liabilities attributable to:
Unrealized gains on investments	(35,870,000)	(37,241,000)
Net deferred income taxes	$(24,199,000)	$(23,609,000)

For fiscal 2020, the Company recorded an income tax provision of $185,000 on pretax income of $4,226,000.  The effective tax rate was less than the statutory rate primarily due to the dividends received deduction (“DRD”), a benefit resulting from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and net state tax benefits.   The effective tax rate for the fiscal 2020 was 4.4%, after including the DRD, the tax benefits from the CARES Act and state taxes.

The CARES Act, which was signed into law on March 27, 2020, contains two federal tax provisions beneficial to the Company.  One provision provides that net operating losses arising in tax years beginning in 2018, that were previously only available to be carried forward, can now be carried back to the five previous years.  In addition, any alternative minimum tax credits carried forward from prior years can be claimed as a refund in years beginning in 2018.  Consequently, the Company recorded a tax benefit resulting from carrying back a portion of the net operating loss generated in fiscal 2019 to fiscal 2014.  The Company anticipates receiving a refund for all taxes and alternative minimum taxes paid in fiscal 2014.  The tax benefit of $187,000 resulting from carrying back the net operating loss is primarily attributable to the difference in the federal tax rates of 34% in fiscal 2014 and 21% in fiscal 2019.

During fiscal 2020, the Company recorded net unrealized losses on investments of $3,099,000. An income tax benefit of $1,371,000 resulting from these losses was recorded as a temporary difference in deferred income taxes. The Company also recorded a net gain of $4,193,000 on the sales of marketable securities.

For fiscal 2019, the Company recorded an income tax benefit of $6,260,000 on a pretax loss of $31,476,000.  The effective tax rate was below the statutory rate due to the impairment of goodwill, partially offset by the dividends received deduction and a benefit for state taxes.

The Company’s effective tax rate was 4.4% for fiscal 2020 as compared with 20% in the prior fiscal year.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2017 with regard to federal income taxes and fiscal 2016 for state income taxes.

The Company has federal and state income tax net operating losses (“NOLs”). A portion of the fiscal 2017 federal and state NOLs were carried back to previous years and a portion of the fiscal 2019 federal NOL was carried back to fiscal 2014. As of September 30, 2020, the Company had federal, California and other state NOL carryforwards of $20.1 million, $6.1 million and $2.6 million, respectively. These NOLs will expire at various dates from fiscal 2036 through 2039, as follows:

Fiscal Year ended	Federal NOL	California NOL	Other State NOL
	(in millions)
September 30, 2036	$.8	$—	$—
September 30, 2037	6.6	—	.3
September 30, 2038	11.1	5.4	2.0
September 30, 2039	—	.7	.3
No expiration	1.6	—	—

The Company believes it is more likely than not that the benefit of these NOLs will be realized in the future. Consequently, the Company has not provided a valuation allowance.

4. DEBTS AND COMMITMENTS

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2020 was .75%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which bears a fixed interest rate of 4.66% and is repayable in equal monthly installments of about $17,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $1.71 million as of September 30, 2020. (In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining of its 10 years.)

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through fiscal 2022. The Company leased approximately 6,200 square feet of office space in San Francisco, but the Company closed its San Francisco office upon the end of the lease in October 2019.

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses for fiscal years 2020 and 2019 were $612,000 and $1,017,000, respectively.

The following table represents the Company’s future obligations

	Payments due by Fiscal Year
	2021	2022	2023	2024	2025	2026 and after	Total
Real estate loan	$131,000	$148,000	$153,000	$158,000	$164,000	$955,000	$1,709,000
Obligations under operating leases	129,000	11,000	—	—	—	—	140,000
Long-term accrued liabilities and other*	10,000	434,000	191,000	215,000	160,000	445,000	1,455,000
	$270,000	$593,000	$344,000	$373,000	$324,000	$1,400,000	$3,304,000

*	The long-term accrued liabilities for the Management Incentive Plan are discounted to the present value using a discount rate of 6%.

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

Summarized financial information concerning the Company’s reportable segments and Corporate income and expenses is shown in the following table.

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies. Additional details about each of the reportable segments and its corporate income and expenses is set forth below:

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate	Total
Fiscal 2020
Revenues
Advertising	$7,104,000	$—	$—	$7,104,000
Circulation	5,090,000	—	—	5,090,000
Advertising service fees and other	2,501,000	—	—	2,501,000
Licensing and maintenance fees	—	21,647,000	—	21,647,000
Consulting fees	—	7,718,000	—	7,718,000
Other public service fees	—	5,882,000	—	5,882,000
Operating expenses	16,425,000	34,800,000	—	51,225,000
Income (loss) from operations	(1,730,000)	447,000	—	(1,283,000)
Dividends and interest income	—	—	4,965,000	4,965,000
Other income	—	—	3,000	3,000
Net unrealized losses on investments	—	—	(3,099,000)	(3,099,000)
Interest expenses on note payable collateralized by real estate	(84,000)	—	(35,000)	(119,000)
Interest expenses on margin loans	—	—	(434,000)	(434,000)
Gains on sales of marketable securities, net	—	—	4,193,000	4,193,000
Pretax income	(1,814,000)	447,000	5,593,000	4,226,000
Income tax expense	685,000	100,000	(970,000)	(185,000)
Net loss	(1,129,000)	547,000	4,623,000	4,041,000
Total assets	35,896,000	22,277,000	180,402,000	238,575,000
Capital expenditures	121,000	63,000	—	184,000

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate	Total
Fiscal 2019
Revenues
Advertising	$9,132,000	$—	$—	$9,132,000
Circulation	5,249,000	—	—	5,249,000
Advertising service fees and other	2,712,000	—	—	2,712,000
Licensing and maintenance fees	—	20,179,000	—	20,179,000
Consulting fees	—	5,539,000	—	5,539,000
Other public service fees	—	5,844,000	—	5,844,000
Operating expenses	16,981,000	49,898,000*	—	66,879,000 *
Income (loss) from operations	112,000	(18,336,000)	—	(18,224,000)
Dividends and interest income	—	—	5,380,000	5,380,000
Other income	—	—	38,000	38,000
Net unrealized losses on investments	—	—	(17,715,000)	(17,715,000)
Interest expenses on note payable collateralized by real estate	(93,000)	—	—	(93,000)
Interest expenses on margin loans	—	—	(862,000)	(862,000)
Pretax income	19,000	(18,336,000)	(13,159,000)	(31,476,000)
Income tax expense	(5,000)	2,450,000	3,815,000	6,260,000
Net loss	14,000	(15,886,000)	(9,344,000)	(25,216,000)
Total assets	17,176,000	22,741,000	197,459,000	237,376,000
Capital expenditures	132,000	33,000	—	165,000

* included goodwill impairment of $13,400,000

During fiscal 2020 and 2019, the Traditional Business had total operating revenues of $14,695,000 and $17,093,000 of which $9,605,000 and $11,844,000, respectively, were recognized after services were provided while $5,090,000 and $5,249,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for the Company’s software business were $35,247,000 and $31,562,000, of which $14,025,000 and $12,353,000, respectively, were recognized upon completion of services while $21,222,000 and $19,209,000, respectively, were recognized ratably over the subscription periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020.  Based on that evaluation, management concluded that its disclosure controls and procedures were not effective as of September 30, 2020. There exist material weaknesses in its internal control over financial reporting because the Company does not segregate duties to the extent it could if it had more people and the Company does not have an “independent” internal audit group due to the small size of its accounting department.

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

In the context of the COSO 2013 Framework, however, we believe that the above-mentioned control deficiencies constitute material weaknesses, and therefore we must conclude that our internal control over financial reporting was not effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

Except as described above under Management’s Report on Internal Control over Financial Reporting, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in February 2021 (the “Proxy Statement”), which Proxy Statement will be filed with the SEC within 120 days after September 30, 2020, is incorporated herein by reference.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2020 and 2019
Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2020 and 2019
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended September 30, 2020 and 2019
Notes to Consolidated Financial Statements

(2)	Exhibits
3.1	Articles of Incorporation of Daily Journal Corporation, as amended.
3.2	Amended and Restated Bylaws of Daily Journal Corporation
4.1	Description of Common Stock of Daily Journal Corporation (~)
10.1

Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis. (~) (‡)

14	Daily Journal Corporation Code of Ethics.
21	Daily Journal Corporation’s List of Subsidiaries.
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(~)	Filed as an Exhibit to the Company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 12, 2019.
(‡)	Management Compensatory Plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

By:	/s/ Gerald L. Salzman
Gerald L. Salzman
President

Date:     December 17, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Munger	Chairman of the Board	December 17, 2020
Charles T. Munger

/s/ Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	December 17, 2020
Gerald L. Salzman

Director
Peter Kaufman

Director
Gary Wilcox

/s/ Mary Conlin	Director	December 17, 2020
Mary Conlin