Form 10-Q
period 2020-12-31
DAILY JOURNAL CORP
filed 2021-02-12
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,380,746 shares outstanding at January 31, 2021

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30
	2020	2020
ASSETS
Current assets
Cash and cash equivalents	$9,622,000	$26,922,000
Restricted cash	2,042,000	2,041,000
Marketable securities at fair value -- common stocks	260,580,000	179,368,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at December 31, 2020 and September 30, 2020	6,855,000	6,727,000
Inventories	27,000	36,000
Prepaid expenses and other current assets	552,000	613,000
Income tax receivable	597,000	601,000
Total current assets	280,275,000	216,308,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,572,000	16,572,000
Furniture, office equipment and computer software	1,782,000	1,782,000
Machinery and equipment	1,524,000	1,524,000
	19,878,000	19,878,000
Less accumulated depreciation	(9,537,000)	(9,422,000)
	10,341,000	10,456,000
Operating lease right-of-use assets	210,000	140,000
Deferred income taxes - Federal	12,517,000	11,137,000
Deferred income taxes - State	-	534,000
	$303,343,000	$238,575,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,683,000	$3,926,000
Accrued liabilities	3,995,000	5,005,000
Note payable collateralized by real estate	144,000	133,000
Deferred subscriptions	2,584,000	2,899,000
Deferred installation contracts	140,000	140,000
Deferred professional fees	4,783,000	4,728,000
Deferred maintenance agreements and others	9,954,000	11,159,000
Total current liabilities	25,283,000	27,990,000

Long term liabilities
Investment margin account borrowings	15,000,000	29,493,000
Note payable collateralized by real estate	1,542,000	1,576,000
Deferred maintenance agreements	338,000	450,000
Accrued liabilities	1,281,000	1,455,000
Deferred income taxes - State	658,000	-
Deferred income taxes	58,230,000	35,870,000
Total long term liabilities	77,049,000	68,844,000

Debts and commitments and contingencies (Notes 9 and 10)	-	-

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	-	-
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at December 31, 2020 and September 30, 2020	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	199,242,000	139,972,000
Total shareholders' equity	201,011,000	141,741,000
	$303,343,000	$238,575,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31
	2020	2019

Revenues
Advertising	$1,692,000	$2,126,000
Circulation	1,203,000	1,312,000
Advertising service fees and other	634,000	694,000
Licensing and maintenance fees	5,033,000	5,210,000
Consulting fees	244,000	689,000
Other public service fees	1,614,000	1,646,000
	10,420,000	11,677,000

Costs and expenses
Salaries and employee benefits	7,892,000	8,887,000
Outside services	723,000	1,214,000
Postage and delivery expenses	169,000	210,000
Newsprint and printing expenses	154,000	178,000
Depreciation and amortization	115,000	128,000
Equipment maintenance and software	253,000	322,000
Credit card merchant discount fees	450,000	382,000
Rent expenses	72,000	172,000
Accounting and legal fees	350,000	256,000
Other general and administrative expenses	557,000	1,446,000
	10,735,000	13,195,000
Loss from operations	(315,000)	(1,518,000)
Other income (expense)
Dividends and interest income	638,000	1,680,000
Other income	-	3,000
Net unrealized gains on marketable securities	81,212,000	19,531,000
Interest expense on note payable collateralized by real estate	(21,000)	(22,000)
Interest expense on margin loans and others	(64,000)	(184,000)
Income before income taxes	81,450,000	19,490,000
Provision for income taxes	(22,180,000)	(5,280,000)
Net income	$59,270,000	$14,210,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$42.93	$10.29

Comprehensive income	$59,270,000	$14,210,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2019	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$135,931,000	$137,700,000
Net income	-	-	-	-	-	14,210,000	14,210,000
Balance at December 31, 2019	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$150,141,000	$151,910,000

Balance at September 30, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$139,972,000	$141,741,000
Net income	-	-	-	-	-	59,270,000	59,270,000
Balance at December 31, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$199,242,000	$201,011,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2020	2019
Cash flows from operating activities
Net income	$59,270,000	$14,210,000
Adjustments to reconcile net income to net cash used in operations
Depreciation and amortization	115,000	128,000
Net unrealized gains on marketable securities	(81,212,000)	(19,531,000)
Deferred income taxes	22,172,000	5,197,000
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(128,000)	(496,000)
Inventories	9,000	(9,000)
Prepaid expenses and other assets	61,000	(250,000)
Income tax receivable	4,000	81,000
Increase (decrease) in liabilities
Accounts payable	(243,000)	(663,000)
Accrued liabilities	(1,254,000)	(495,000)
Deferred subscriptions	(315,000)	(303,000)
Deferred installation contracts	-	80,000
Deferred professional fees	55,000	242,000
Deferred maintenance agreements and others	(1,317,000)	(1,317,000)
Net cash used in operating activities	(2,783,000)	(3,126,000)

Cash flows from investing activities
Purchases of property, plant and equipment	-	(97,000)
Net cash used in investing activities	-	(97,000)

Cash flows from financing activities
Payment to margin loan principal	(14,493,000)	-
Payment of real estate loan principal	(23,000)	(31,000)
Net cash used in financing activities	(14,516,000)	(31,000)

Decrease in cash and restricted cash and cash equivalents	(17,299,000)	(3,254,000)

Cash and restricted cash and cash equivalents
Beginning of period	28,963,000	10,630,000
End of period	$11,664,000	$7,376,000

Interest paid during period	$90,000	$220,000
Net income taxes paid	$5,000	$1,000

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

Note 2 - Basis of Presentation

        In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of December 31, 2020, its results of operations for the three-month periods ended December 31, 2020 and 2019, its consolidated statements of shareholders’ equity for the three months ended December 31, 2020 and 2019 and cash flows for the three months ended December 31, 2020 and 2019. The results of operations for the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full year.

       The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

       Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 3 – New Accounting Pronouncement

No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

Note 4 – Right-of-Use (ROU) Asset

       At the beginning of fiscal 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which requires that all leases be recognized by lessees on the balance sheet through a right-of-use (ROU) asset and corresponding lease liability, including today’s operating leases. There has been no significant impact on the Company’s financial condition, results of operations or disclosures. At December 31, 2020, the Company recorded a right-of-use asset and lease liability of approximately $210,000 for its operating office leases, including approximately $86,000 beyond one year.  Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

Note 5 – Revenue Recognition

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

      Journal Technologies contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. Most are one-transaction contracts. These current subscription-type contract revenues include (i) implementation consulting fees (professional fees) to configure the system to go-live, (ii) subscription software license, maintenance (including updates and upgrades) and support fees, and (iii) third-party hosting fees when used. Revenues for consulting are generally recognized at point of delivery (go-live) upon completion of services. These contracts include assurance warranty provisions for limited periods and do not include financing terms. For some contracts, the Company acts as a principal with respect to certain services, such as data conversion, interfaces and hosting that are provided by third-parties, and recognizes such revenues on a gross basis. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery (go-live), and maintenance revenues are recognized ratably after the go-live. Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can efile cases and pay traffic citations and other fees.

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

Since the Company generally recognizes revenues when it can invoice the customer pursuant to the contract for the value of completed performance, as a practical expedient and because reliable estimates cannot be made, it has elected not to include the transaction price allocated to unsatisfied performance obligations. Also, as a practical expedient, the Company has elected not to include its evaluation of variable consideration of certain usage based fees (i.e. public service fees) that are included in some contracts. Furthermore, there are no fulfillment costs to be capitalized for the software contracts because these costs do not generate or enhance resources that will be used in satisfying future performance obligations.

Note 6 - Basic and Diluted Net Income Per Share

The Company does not have any common stock equivalents, and therefore basic and diluted net income per share are the same.

Note 7 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of December 31, 2020 and September 30, 2020, there were net accumulated pretax unrealized gains of $218,805,000 and $137,593,000, respectively, recorded in the accompanying Consolidated Balance Sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

The Company adopted ASU No. 2016-01, Subtopic 825-10 in fiscal 2019. For the three months ended December 31, 2020, the Company recorded and included in its net income the net unrealized gains on marketable securities of $81,212,000 as compared with $19,531,000 in the prior year period. At December 31, 2020, there were no unrealized losses related to the marketable securities.

Investments in marketable securities as of December 31, 2020 and September 30, 2020 are summarized below.

   Investment in Marketable Securities

	December 31, 2020			September 30, 2020
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$260,580,000	$41,775,000	$218,805,000	$179,368,000	$41,775,000	$137,593,000

Note 8 - Income Taxes

For the three months ended December 31, 2020, the Company recorded a provision for income taxes of $22,180,000 on pretax income of $81,450,000.   The income tax provision consisted of a tax provision of $63,000 on income from operations, a tax benefit of $84,000 for the dividends received deduction and other permanent book and tax differences, a tax provision of $22,360,000 on the unrealized gains on marketable securities and a tax benefit of $159,000 related to restating state deferred taxes to the current state rate. The overall effective tax rate for the three months ended December 31, 2020 was 27%, after including the taxes on the unrealized gains on marketable securities.

For the three months ended December 31, 2019, the Company recorded a provision for income taxes of $5,280,000 on pretax income of $19,490,000.   This was the net result of applying the 19% effective tax rate that had been anticipated for fiscal 2020 to the pretax loss, before the unrealized gains on marketable securities, for the three months ended December 31, 2019.  The 19% effective tax rate was less than the statutory rate primarily due to the dividends received deduction and state tax benefits.  In addition, the Company recorded taxes on its unrealized gains on marketable securities of $19,531,000 during the three months ended December 31, 2019.  The overall effective tax rate for the three months ended December 31, 2019 was 27%, after including the taxes on the unrealized gains on marketable securities.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2017 with regard to federal income taxes and fiscal 2016 for state income taxes.

Note 9 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29,500,000 for two acquisitions, in each case pledging its marketable securities as collateral. During this quarter, the Company decided to pay down this investment margin account by $14,493,000 reducing the balance to $15,000,000 as of December 31, 2020. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of December 31, 2020 was 0.75%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah, that had been previously leased by Journal Technologies. The Company paid $1,240,000 and financed the balance with a real estate bank loan of $2,260,000, which bore a fixed interest rate of 4.66% with a monthly installment of $17,600. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining of its 10 years with equal monthly installments of about $16,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time. This real estate loan had a balance of approximately $1,686,000 as of December 31, 2020.

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

Note 11 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information regarding the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate income and expenses	Total
Three months ended December 31, 2020
Revenues
Advertising	$1,692,000	$-	$-	$1,692,000
Circulation	1,203,000	-	-	1,203,000
Advertising service fees and other	634,000	-	-	634,000
Licensing and maintenance fees	-	5,033,000	-	5,033,000
Consulting fees	-	244,000	-	244,000
Other public service fees	-	1,614,000	-	1,614,000
Operating expenses	2,981,000	7,754,000	-	10,735,000
Income (loss) from operations	548,000	(863,000)	-	(315,000)
Dividends and interest income	-	-	638,000	638,000
Net unrealized gains on marketable securities	-	-	81,212,000	81,212,000
Interest expenses on note payable collateralized by real estate	(21,000)	-	-	(21,000)
Interest expenses on margin loans and others	-	-	(64,000)	(64,000)
Pretax income (loss)	527,000	(863,000)	81,786,000	81,450,000
Income tax (expense) benefit	(105,000)	405,000	(22,480,000)	(22,180,000)
Net income (loss)	422,000	(458,000)	59,306,000	59,270,000
Total assets	21,799,000	19,923,000	261,621,000	303,343,000
Capital expenditures	-	-	-	-

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate income and expenses	Total
Three months ended December 31, 2019
Revenues
Advertising	$2,126,000	$-	$-	$2,126,000
Circulation	1,312,000	-	-	1,312,000
Advertising service fees and other	694,000	-	-	694,000
Licensing and maintenance fees	-	5,210,000	-	5,210,000
Consulting fees	-	689,000	-	689,000
Other public service fees	-	1,646,000	-	1,646,000
Operating expenses	3,858,000	9,337,000	-	13,195,000
Income (loss) from operations	274,000	(1,792,000)	-	(1,518,000)
Dividends and interest income	-	-	1,680,000	1,680,000
Other income	-	-	3,000	3,000
Net unrealized gains on marketable securities	-	-	19,531,000	19,531,000
Interest expenses on note payable collateralized by real estate	(22,000)	-	-	(22,000)
Interest expenses on margin loans	-	-	(184,000)	(184,000)
Pretax income (loss)	252,000	(1,792,000)	21,030,000	19,490,000
Income tax (expense) benefit	(30,000)	510,000	(5,760,000)	(5,280,000)
Net income (loss)	222,000	(1,282,000)	15,270,000	14,210,000
Total assets	17,541,000	20,993,000	216,325,000	254,859,000
Capital expenditures	35,000	62,000	-	97,000

During the three months ended December 31, 2020 and 2019, the Traditional Business had total operating revenues of $3,529,000 and $4,132,000 of which $2,326,000 and $2,820,000, respectively, were recognized after services were provided while $1,203,000 and $1,312,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for the Company’s software business were $6,891,000 and $7,545,000, of which $1,869,000 and $2,454,000, respectively, were recognized upon completion of services while $5,022,000 and $5,091,000, respectively, were recognized ratably over the subscription periods.

Approximately 66% of the Company’s revenues during the three-month period ended December 31, 2020 were derived from Journal Technologies, as compared with 65% in the prior year period. In addition, the Company’s revenues have been primarily from the United States with approximately 4% from foreign countries during the three-months ended December 31, 2020. Journal Technologies’ revenues are primarily from governmental agencies.

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

Management believes that the COVID-19 pandemic has had, and, with the continued surge of COVID-19 cases, will continue to have a significant impact on the Company’s business operations. This might include a substantial decrease in the value of the Company’s marketable securities portfolio, which is concentrated in the common stocks of three U.S. financial institutions and one foreign manufacturer, or at least a fair degree of volatility. Dividends from the Company’s portfolio have declined and are expected to remain lower than in the past as some banks reduce their dividends. It might also include the unprecedented continued closure, renewed closure or scaling back of operations of courts and other governmental agencies that are the customers of Journal Technologies, and fundamental changes in the way the advertisers and subscribers of the Traditional Business conduct operations. Even if courts, governmental agencies and other businesses return to more normal operations, there are likely to be changes in those operations and personal behaviors going forward, including limitations on travel and more working from home, that will adversely affect the Company, its financial results and cash flows.

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

For Journal Technologies, there have been several delays or cancellations in government procurement processes. Also, although we have been able to complete some existing projects remotely, we have been unable to finish certain implementations and trainings because of our inability to work with clients in-person. Given that we are typically paid for implementation services upon “go-live” of a system, receipt of those revenues is being delayed. In addition, there has been a reduction in efiling revenues and delayed client payments as many courts and other justice agencies were closed for most of the period. On the other side of the coin, the Company has seen a reduction in operating costs due to less business travel.

Comparable three-month periods ended December 31, 2020 and 2019

The Company’s reportable segments, and its corporate income and expenses, for the three months ended December 31, 2020 and 2019, are set forth below:

Overall Financial Results (000)
For the three months ended December 31

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate income and expenses		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Revenues
Advertising	$1,692	$2,126	$-	$-	$-	$-	$1,692	$2,126
Circulation	1,203	1,312	-	-	-	-	1,203	1,312
Advertising service fees and other	634	694	-	-	-	-	634	694
Licensing and maintenance fees	-	-	5,033	5,210	-	-	5,033	5,210
Consulting fees	-	-	244	689	-	-	244	689
Other public service fees	-	-	1,614	1,646	-	-	1,614	1,646
Total revenues	3,529	4,132	6,891	7,545	-	-	10,420	11,677
Operating expenses
Salaries and employee benefits	1,920	2,537	5,972	6,350	-	-	7,892	8,887
Others	1,061	1,321	1,782	2,987	-	-	2,843	4,308
Total operating expenses	2,981	3,858	7,754	9,337	-	-	10,735	13,195
Income (loss) from operations	548	274	(863)	(1,792)	-	-	(315)	(1,518)
Dividends and interest income	-	-	-	-	638	1,680	638	1,680
Other income	-	-	-	-	-	3	-	3
Net unrealized gains on marketable securities	-	-	-	-	81,212	19,531	81,212	19,531
Interest expenses on note payable collateralized by real estate	(21)	(22)	-	-	-	-	(21)	(22)
Interest expenses on margin loans	-	-	-	-	(64)	(184)	(64)	(184)
Pretax (loss) income	$527	$252	$(863)	$(1,792)	$81,786	$21,030	$81,450	$19,490

Consolidated revenues were $10,420,000 and $11,677,000 for the three months ended December 31, 2020 and 2019, respectively. This decrease of $1,257,000 (11%) was primarily from (i) decreased Journal Technologies’ license and maintenance fees of $177,000, consulting fees of $445,000 and public service fees of $32,000, and (ii) a reduction in the Traditional Business’ display advertising net revenues of $164,000, classified advertising net revenues of $65,000, trustee sale notice advertising net revenues of $102,000, legal notice advertising net revenues of $53,000, government notice advertising net revenues of $50,000 and circulation revenues of $109,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 66% and 65% of the Company’s total revenues for the three months ended December 31, 2020 and 2019, respectively.

Consolidated operating expenses decreased by $2,460,000 (19%) to $10,735,000 from $13,195,000. Total salaries and employee benefits decreased by $995,000 (11%) to $7,892,000 from $8,887,000 primarily resulting from the pandemic layoff in April 2020. Outside services decreased by $491,000 (40%) to $723,000 from $1,214,000 mainly because of decreased contractor costs for Journal Technologies. Rent expenses decreased by $100,000 (58%) to $72,000 from $172,000 because of the closure of Colorado office in August 2020. Accounting and legal fees increased by $94,000 (37%) to $350,000 from $256,000 primarily because of increased legal fees. Other general and administrative expenses decreased by $889,000 (61%) to $557,000 from $1,446,000 mainly resulting from reduced business travel expenses due to the pandemic.

The Company’s non-operating income, net of expenses, increased by $60,757,000 (289%) to $81,765,000 from $21,008,000 primarily because of the recording of net unrealized gains on marketable securities of $81,212,000 during the three months ended December 31, 2020 as compared with $19,531,000 during the prior fiscal year period.

During the three months ended December 31, 2020, consolidated pretax income was $81,450,000, as compared $19,490,000 in the prior fiscal year period. There was consolidated net income of $59,270,000 ($42.93 per share) for the three months ended December 31, 2020, as compared with $14,210,000 ($10.29 per share) in the prior fiscal year period.

During the three months ended December 31, 2020, the Company’s cash and restricted cash and cash equivalents decreased by $17,299,000 to $11,664,000 from $28,963,000, primarily because of the payment of $14,493,000 to the margin loan account. At December 31, 2020, the aggregate fair market value of the Company’s marketable securities was $260,580,000. These securities had approximately $218,805,000 of net unrealized gains before taxes of $58,230,000. They generated approximately $638,000 in dividends income during the three months ended December 31, 2020, which lowers the Company’s effective income tax rate because of the dividends received deduction. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

       For the three months ended December 31, 2020, the Company recorded a provision for income taxes of $22,180,000 on pretax income of $81,450,000.   The income tax provision consisted of a tax provision of $63,000 on income from operations, a tax benefit of $84,000 for the dividends received deduction and other permanent book and tax differences, a tax provision of $22,360,000 on the unrealized gains on marketable securities and a tax benefit of $159,000 related to restating state deferred taxes to the current state rate. The overall effective tax rate for the three months ended December 31, 2020 was 27%, after including the taxes on the unrealized gains on marketable securities.

       For the three months ended December 31, 2019, the Company recorded a provision for income taxes of $5,280,000 on pretax income of $19,490,000.   This was the net result of applying the 19% effective tax rate that had been anticipated for fiscal 2020 to the pretax loss, before the unrealized gains on marketable securities, for the three months ended December 31, 2019.  The 19% effective tax rate was less than the statutory rate primarily due to the dividends received deduction and state tax benefits.  In addition, the Company recorded taxes on its unrealized gains on marketable securities of $19,531,000 during the three months ended December 31, 2019.  The overall effective tax rate for the three months ended December 31, 2019 was 27%, after including the taxes on the unrealized gains on marketable securities.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2017 with regard to federal income taxes and fiscal 2016 for state income taxes.

The Traditional Business

The Traditional Business’ pretax income increased by $275,000 (109%) to $527,000 from $252,000 in the prior fiscal year period.

Advertising revenues decreased by $434,000 (20%) to $1,692,000 from $2,126,000, primarily because of decreased display advertising net revenues of $164,000, classified advertising net revenues of $65,000, trustee sale notice advertising net revenues of $102,000, legal notice advertising net revenues of $53,000 and government notice advertising net revenues of $50,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 61% during the three months ended December 31, 2020 as compared to the prior fiscal year period. Unless the economic impact of the efforts to contain COVID-19 result in significant additional foreclosures in California and Arizona, management expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues for fiscal 2021. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 87% of the total public notice advertising revenues in the three months ended December 30, 2020. Public notice advertising revenues and related advertising and other service fees constituted about 19% of the Company’s total revenues for each of the three-month periods ended December 31, 2020 and 2019. Because of this concentration, the Company’s revenues would be significantly adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation, as was implemented in Arizona in 2017 for one notice type that had represented approximately $500,000 in annual revenues for the Company. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 90% of the Traditional Business’ total circulation revenues, which declined by $109,000 (8%) to $1,203,000 from $1,312,000. The court rule and judicial profile services generated about 7% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased by $877,000 (23%) to $2,981,000 from $3,858,000, primarily due to decreased personnel costs.

Journal Technologies

During the three months ended December 31, 2020, Journal Technologies’ business segment pretax loss decreased by $929,000 (9%) to $863,000 from $1,792,000 in the prior fiscal year period.

Revenues decreased by $654,000 (9%) to $6,891,000 from $7,545,000 in the prior fiscal year period. Licensing and maintenance fees decreased by $177,000 (3%) to $5,033,000 from $5,210,000 primarily due to the non-renewal of some legacy software products’ maintenance and support contracts. (To focus on supporting the Company’s main eSeries products, the Company has announced an end to the maintenance of its legacy software products purchased as part of the New Dawn and ISD acquisitions in fiscal 2013 effective July 1, 2021.) Consulting fees decreased by $445,000 (65%) to $244,000 from $689,000 due to fewer go-lives.

Deferred revenues on installation contracts primarily represent the fair value of advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period. Other public service fees decreased by $32,000 (2%) to $1,614,000 from $1,646,000 primarily due to reduced efiling revenues.

Operating expenses decreased by $1,583,000 (17%) to $7,754,000 from $9,337,000 primarily because of decreased personnel costs due to the pandemic layoff and reduced business travel expenses.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Liquidity and Capital Resources

During the three months ended December 31, 2020, the Company’s cash and restricted cash and cash equivalents and marketable security positions increased by $63,913,000, including net pretax unrealized gains on marketable securities of $81,212,000. Cash and cash equivalents were used to pay down the margin loan principal of $14,493,000 as well as the real estate loan principal of $23,000. There was cash used in operating activities of $2,783,000 which included net decreases of $1,577,000 in deferred subscriptions, deferred professional fees and deferred maintenance agreements and others.

The investments in marketable securities, which had an adjusted cost basis of approximately $41,775,000 and a market value of about $260,580,000 at December 31, 2020, generated approximately $638,000 in dividends income during the three months ended December 31, 2020. These securities had approximately $218,805,000 of net unrealized gains before estimated taxes of $58,230,000 which will become due only when we sell securities in which there is unrealized appreciation. Beginning in fiscal 2019, changes in unrealized gains (losses) on marketable securities are now included in the Company’s net income (loss) and thus may have a significant impact depending on the fluctuations of the market prices of the invested securities.

Cash flows from operating activities increased by $343,000 during the three months ended December 31, 2020 as compared to the prior fiscal year period, primarily due to increases in net income of $45,060,000, decreases in deferred tax assets of $16,975,000 and decreases in accounts receivable of $368,000 primarily resulting from more payment collections, partially offset by (i) increases in unrealized gains on marketable securities of $61,681,000 and (ii) decreases in accounts payable and accrued liabilities of $339,000 because of the timing difference in remitting efiling fees to the courts and net deferred subscriptions, deferred professional fees, deferred installation contracts and deferred maintenance agreements and others of $279,000.

As of December 31, 2020, the Company had working capital of $254,992,000, including the liabilities for deferred subscriptions, deferred installation, deferred professional fees and deferred maintenance agreements and others of $17,461,000.

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

As of December 31, 2020, the investments were concentrated in just five companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and net income.

The Company is not a smaller version of Berkshire Hathaway Inc.  Instead, it hopes to be a significant software company while it also operates its Traditional Business.

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

The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2020. The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; the impacts of COVID-19 and the efforts to contain it on the Company’s customers, advertisers and subscribers, particularly the closure or scaling back of operations of courts, justice agencies and other businesses; a further decline in public notice advertising revenues because of fewer foreclosures; a further decline in subscriber and commercial advertising revenues; possible security breaches of the Company’s software or websites; the Company’s reliance on its president and chief executive officer, who has reduced his work schedule due to a health issue; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 4. CONTROLS AND PROCEDURES

     In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2020, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2020.

PART II

Item 6.	Exhibits

	31	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	Inline XBRL Instance

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

	101.LAB	Inline XBRL Taxonomy Extension Labels

	101.PRE	Inline XBRL Taxonomy Extension Presentation

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

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

DATE: February 12, 2021