Form 10-Q
period 2021-03-31
DAILY JOURNAL CORP
filed 2021-05-12
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,380,746 shares outstanding at April 30, 2021

DAILY JOURNAL CORPORATION

INDEX

		Page Nos.

PART I	Financial Information

	Item 1. Financial Statements (Unaudited)

	Consolidated Balance Sheets ‑March 31, 2021 and September 30, 2020	3

	Consolidated Statements of Income and Comprehensive Income (Loss) ‑ Three months ended March 31, 2021 and 2020	4

	Consolidated Statements of Income and Comprehensive Income (Loss) ‑ Six months ended March 31, 2021 and 2020	5

	Consolidated Statements of Shareholders Equity ‑ Six months ended March 31, 2021 and 2020	6

	Consolidated Statements of Cash Flows ‑Six months ended March 31, 2021 and 2020	7

	Notes to Consolidated Financial Statements	8

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 4. Controls and Procedures	21

Part II	Other Information

	Item 6. Exhibits	22

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$6,169,000	$26,922,000
Restricted cash	2,042,000	2,041,000
Marketable securities at fair value -- common stocks	293,907,000	179,368,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at March 31, 2021 and September 30, 2020	9,429,000	6,727,000
Inventories	30,000	36,000
Prepaid expenses and other current assets	484,000	613,000
Income tax receivable	-	601,000
Total current assets	312,061,000	216,308,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,559,000	16,572,000
Furniture, office equipment and computer software	1,791,000	1,782,000
Machinery and equipment	1,524,000	1,524,000
	19,874,000	19,878,000
Less accumulated depreciation	(9,619,000)	(9,422,000)
	10,255,000	10,456,000
Operating lease right-of-use assets	205,000	140,000
Deferred income taxes - Federal	8,124,000	11,137,000
Deferred income taxes - State	-	534,000
	$330,645,000	$238,575,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,684,000	$3,926,000
Accrued liabilities	5,221,000	5,005,000
Income tax payable	816,000	-
Note payable collateralized by real estate	145,000	133,000
Deferred subscriptions	2,501,000	2,899,000
Deferred professional fees	4,884,000	4,868,000
Deferred maintenance agreements and others	7,598,000	11,159,000
Total current liabilities	24,849,000	27,990,000

Long term liabilities
Investment margin account borrowings	32,000,000	29,493,000
Note payable collateralized by real estate	1,505,000	1,576,000
Deferred maintenance agreements	224,000	450,000
Accrued liabilities	2,298,000	1,455,000
Deferred income taxes - State	732,000	-
Deferred income taxes	55,550,000	35,870,000
Total long term liabilities	92,309,000	68,844,000

Debts and commitments and contingencies (Notes 9 and 10)	-	-

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	-	-
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at March 31, 2021 and September 30, 2020	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	211,718,000	139,972,000
Total shareholders' equity	213,487,000	141,741,000
	$330,645,000	$238,575,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31
	2021	2020

Revenues
Advertising	$1,762,000	$1,992,000
Circulation	1,129,000	1,286,000
Advertising service fees and other	568,000	654,000
Licensing and maintenance fees	6,355,000	5,505,000
Consulting fees	2,305,000	1,229,000
Other public service fees	1,851,000	1,690,000
	13,970,000	12,356,000

Costs and expenses
Salaries and employee benefits	9,901,000	9,678,000
Outside services	719,000	1,154,000
Postage and delivery expenses	161,000	191,000
Newsprint and printing expenses	153,000	193,000
Depreciation and amortization	115,000	128,000
Equipment maintenance and software	395,000	504,000
Credit card merchant discount fees	485,000	388,000
Rent expenses	90,000	170,000
Accounting and legal fees	144,000	202,000
Other general and administrative expenses	502,000	846,000
	12,665,000	13,454,000
Income (loss) from operations	1,305,000	(1,098,000)
Other income (expense)
Dividends and interest income	649,000	1,297,000
Realized gains on sales of marketable securities	18,478,000	-
Net unrealized losses on marketable securities	(5,144,000)	(77,211,000)
Interest expense on note payable collateralized by real estate	(13,000)	(21,000)
Interest expense on margin loans and others	(64,000)	(153,000)
Income (loss) before income taxes	15,211,000	(77,186,000)
Income tax (provisions) benefits	(2,735,000)	20,860,000
Net income (loss)	$12,476,000	$(56,326,000)

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income (loss) per share	$9.04	$(40.79)

Comprehensive income (loss)	$12,476,000	$(56,326,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Six months ended March 31
	2021	2020

Revenues
Advertising	$3,454,000	$4,118,000
Circulation	2,332,000	2,598,000
Advertising service fees and other	1,202,000	1,348,000
Licensing and maintenance fees	11,388,000	10,715,000
Consulting fees	2,549,000	1,918,000
Other public service fees	3,465,000	3,336,000
	24,390,000	24,033,000

Costs and expenses
Salaries and employee benefits	17,793,000	18,565,000
Outside services	1,442,000	2,014,000
Postage and delivery expenses	330,000	401,000
Newsprint and printing expenses	307,000	371,000
Depreciation and amortization	230,000	256,000
Equipment maintenance and software	648,000	826,000
Credit card merchant discount fees	935,000	770,000
Rent expenses	162,000	342,000
Accounting and legal fees	494,000	458,000
Other general and administrative expenses	1,059,000	2,646,000
	23,400,000	26,649,000
Income (loss) from operations	990,000	(2,616,000)
Other income (expense)
Dividends and interest income	1,287,000	2,977,000
Other income	-	3,000
Realized gains on sales of marketable securities	18,478,000	-
Net unrealized gains on marketable securities	76,068,000	(57,680,000)
Interest expense on note payable collateralized by real estate	(34,000)	(43,000)
Interest expense on margin loans and others	(128,000)	(337,000)
Income (loss) before income taxes	96,661,000	(57,696,000)
Income tax (provisions) benefits	(24,915,000)	15,580,000
Net income (loss)	$71,746,000	$(42,116,000)

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income (loss) per share	$51.96	$(30.50)

Comprehensive income (loss)	$71,746,000	$(42,116,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2019	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$135,931,000	$137,700,000
Net income	-	-	-	-	-	14,210,000	14,210,000
Balance at December 31, 2019	1,805,053	18,000	(424,307)	(4,000)	1,755,000	150,141,000	151,910,000
Net loss	-	-	-	-	-	(56,326,000)	(56,326,000)
Balance at March 31, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$93,815,000	$95,584,000

Balance at September 30, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$139,972,000	$141,741,000
Net income	-	-	-	-	-	59,270,000	59,270,000
Balance at December 31, 2020	1,805,053	18,000	(424,307)	(4,000)	1,755,000	199,242,000	201,011,000
Net income	-	-	-	-	-	12,476,000	12,476,000
Balance at March 31, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$211,718,000	$213,487,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31
	2021	2020
Cash flows from operating activities
Net income (loss)	$71,746,000	$(42,116,000)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization	230,000	256,000
Net unrealized (gains) losses on marketable securities	(76,068,000)	57,680,000
Realized gains on sales of marketable securities	(18,478,000)	-
Deferred income taxes	23,227,000	(15,265,000)
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(2,702,000)	689,000
Inventories	6,000	-
Prepaid expenses and other assets	129,000	(85,000)
Income tax receivable	601,000	(317,000)
Increase (decrease) in liabilities
Accounts payable	(242,000)	(1,459,000)
Accrued liabilities	994,000	(226,000)
Income tax payable	1,548,000	-
Deferred subscriptions	(398,000)	(311,000)
Deferred professional fees	16,000	(849,000)
Deferred maintenance agreements and others	(3,787,000)	(2,575,000)
Net cash used in operating activities	(3,178,000)	(4,578,000)

Cash flows from investing activities
Proceeds from sales of marketable securities	20,002,000	-
Purchases of marketable securities	(39,995,000)	-
Purchases of property, plant and equipment	(29,000)	(168,000)
Net cash used in investing activities	(20,022,000)	(168,000)

Cash flows from financing activities
Payment to margin loan principal	(14,493,000)	-
Borrowing from margin loan account	17,000,000	-
Payment of real estate loan principal	(59,000)	(62,000)
Net cash provided from (used in) financing activities	2,448,000	(62,000)

Decrease in cash and restricted cash and cash equivalents	(20,752,000)	(4,808,000)

Cash and restricted cash and cash equivalents
Beginning of period	28,963,000	10,630,000
End of period	$8,211,000	$5,822,000

Interest paid during period	$163,000	$390,000
Net income taxes (refunded) paid	$(441,000)	$1,000

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

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of March 31, 2021, its results of operations for the three- and six-month periods ended March 31, 2021 and 2020, its consolidated statements of shareholders’ equity for the six months ended March 31, 2021 and 2020 and cash flows for the six months ended March 31, 2021 and 2020. The results of operations for the six months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Note 4 – Right-of-Use (ROU) Asset

At the beginning of fiscal 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which requires that all leases be recognized by lessees on the balance sheet through a right-of-use (ROU) asset and corresponding lease liability, including today’s operating leases. There has been no significant impact on the Company’s financial condition, results of operations or disclosures. At March 31, 2021, the Company recorded a right-of-use asset and lease liability of approximately $205,000 for its operating office and equipment leases, including approximately $98,000 beyond one year.  Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

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

Since the Company generally recognizes revenues when it can invoice the customer pursuant to the contract for the value of completed performance, as a practical expedient and because reliable estimates cannot be made, it has elected not to include as revenues the transaction price allocated to unsatisfied performance obligations. Also, as a practical expedient, the Company has elected not to include its evaluation of variable consideration of certain usage based fees (i.e. public service fees) that are included in some contracts. Furthermore, there are no fulfillment costs to be capitalized for the software contracts because these costs do not generate or enhance resources that will be used in satisfying future performance obligations.

Note 6 - Basic and Diluted Net Income Per Share

The Company does not have any common stock equivalents, and therefore basic and diluted net income per share are the same.

Note 7 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of March 31, 2021 and September 30, 2020, there were net accumulated pretax unrealized gains of $213,661,000 and $137,593,000, respectively, recorded in the accompanying Consolidated Balance Sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

The Company adopted ASU No. 2016-01, Subtopic 825-10 in fiscal 2019. For the six months ended March 31, 2021, the Company recorded and included in its net income the net unrealized gains on marketable securities of $76,068,000, as compared with the net unrealized losses on marketable securities of $57,680,000, in the prior year period. (For the three months ended March 31, 2021, the Company had net unrealized losses on marketable securities of $5,144,000, as compared with $77,211,000 in the prior year period.)

In January 2021, the Company sold part of its marketable securities for $20,002,000, realizing gains on the sales of those marketable securities of $18,478,000, and simultaneously purchased marketable securities of another company with a total cost of approximately $39,995,000. At March 31, 2021, there were unrealized losses of $2,512,000 related to the newly purchased marketable securities.

Investments in marketable securities as of March 31, 2021 and September 30, 2020 are summarized below.

Investment in Marketable Securities

	March 31, 2021			September 30, 2020
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$293,907,000	$80,246,000	$213,661,000	$179,368,000	$41,775,000	$137,593,000

Note 8 - Income Taxes

For the six months ended March 31, 2021, the Company recorded a provision for income taxes of $24,915,000 on pretax income of $96,661,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2021 to pretax income before the realized and unrealized gains on investments for the six months ended March 31, 2021. The effective rate of 19.28% was lower than the statutory rate of 21% primarily due to the dividends received deduction, of which the reduction is partially offset by state taxes, resulting in a tax provision of $408,000. In addition, the Company recorded a tax provision of $19,680,000 on the unrealized gains on marketable securities, a tax provision of $4,804,000 on the realized gain on marketable securities and a tax provision of $23,000 for the effect of a change in state apportionment on the beginning of the year deferred tax liability. The overall effective tax rate for the six months ended March 31, 2021 was 25.8%, after including the taxes on the realized and unrealized gains on marketable securities.

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

Note 9 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29,493,000 for two acquisitions, in each case pledging its marketable securities as collateral. During the six months ended March 31, 2021, there was additional net borrowing of $2,507,000, bringing this margin loan account balance to $32,000,000 as of March 31, 2021. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of March 31, 2021 was 0.75%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah, that had been previously leased by Journal Technologies. The Company paid $1,240,000 and financed the balance with a real estate bank loan of $2,260,000, which bore a fixed interest rate of 4.66%. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% with equal monthly installments of about $16,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time with no penalties. This real estate loan had a balance of approximately $1,650,000 as of March 31, 2021.

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through fiscal 2023.

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

Note 11 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information regarding the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate income and expenses	Total
Six months ended March 31, 2021
Revenues
Advertising	$3,454,000	$-	$-	$3,454,000
Circulation	2,332,000	-	-	2,332,000
Advertising service fees and other	1,202,000	-	-	1,202,000
Licensing and maintenance fees	-	11,388,000	-	11,388,000
Consulting fees	-	2,549,000	-	2,549,000
Other public service fees	-	3,465,000	-	3,465,000
Operating expenses	7,336,000	16,064,000	-	23,400,000
Income (loss) from operations	(348,000)	1,338,000	-	990,000
Dividends and interest income	-	-	1,287,000	1,287,000
Realized gains on sales of marketable securities	-	-	18,478,000	18,478,000
Net unrealized gains on marketable securities	-	-	76,068,000	76,068,000
Interest expenses on note payable collateralized by real estate	(34,000)	-	-	(34,000)
Interest expenses on margin loans and others	-	-	(128,000)	(128,000)
Pretax income (loss)	(382,000)	1,338,000	95,705,000	96,661,000
Income tax (expense) benefit	160,000	(325,000)	(24,750,000)	(24,915,000)
Net income (loss)	(222,000)	1,013,000	70,955,000	71,746,000
Total assets	14,586,000	21,639,000	294,420,000	330,645,000
Capital expenditures	22,000	7,000	-	29,000

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate income and expenses	Total
Six months ended March 31, 2020
Revenues
Advertising	$4,118,000	$-	$-	$4,118,000
Circulation	2,598,000	-	-	2,598,000
Advertising service fees and other	1,348,000	-	-	1,348,000
Licensing and maintenance fees	-	10,715,000	-	10,715,000
Consulting fees	-	1,918,000	-	1,918,000
Other public service fees	-	3,336,000	-	3,336,000
Operating expenses	7,620,000	19,029,000	-	26,649,000
Income (loss) from operations	444,000	(3,060,000)	-	(2,616,000)
Dividends and interest income	-	-	2,977,000	2,977,000
Other income	-	-	3,000	3,000
Net unrealized losses on marketable securities	-	-	(57,680,000)	(57,680,000)
Interest expenses on note payable collateralized by real estate	(43,000)	-	-	(43,000)
Interest expenses on margin loans and others	-	-	(337,000)	(337,000)
Pretax income (loss)	401,000	(3,060,000)	(55,037,000)	(57,696,000)
Income tax (expense) benefit	(110,000)	925,000	14,765,000	15,580,000
Net income (loss)	291,000	(2,135,000)	(40,272,000)	(42,116,000)
Total assets	16,074,000	19,578,000	139,083,000	174,735,000
Capital expenditures	99,000	69,000	-	168,000

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate income and expenses	Total
Three months ended March 31, 2021
Revenues
Advertising	$1,762,000	$-	$-	$1,762,000
Circulation	1,129,000	-	-	1,129,000
Advertising service fees and other	568,000	-	-	568,000
Licensing and maintenance fees	-	6,355,000	-	6,355,000
Consulting fees	-	2,305,000	-	2,305,000
Other public service fees	-	1,851,000	-	1,851,000
Operating expenses	4,355,000	8,310,000	-	12,665,000
Income (loss) from operations	(896,000)	2,201,000	-	1,305,000
Dividends and interest income	-	-	649,000	649,000
Realized gains on sales of marketable securities	-	-	18,478,000	18,478,000
Net unrealized losses on marketable securities	-	-	(5,144,000)	(5,144,000)
Interest expenses on note payable collateralized by real estate	(13,000)	-	-	(13,000)
Interest expenses on margin loans and others	-	-	(64,000)	(64,000)
Pretax income (loss)	(909,000)	2,201,000	13,919,000	15,211,000
Income tax (expense) benefit	265,000	(730,000)	(2,270,000)	(2,735,000)
Net income (loss)	(644,000)	1,471,000	11,649,000	12,476,000
Total assets	14,586,000	21,639,000	294,420,000	330,645,000
Capital expenditures	22,000	7,000	-	29,000

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate income and expenses	Total
Three months ended March 31, 2020
Revenues
Advertising	$1,992,000	$-	$-	$1,992,000
Circulation	1,286,000	-	-	1,286,000
Advertising service fees and other	654,000	-	-	654,000
Licensing and maintenance fees	-	5,505,000	-	5,505,000
Consulting fees	-	1,229,000	-	1,229,000
Other public service fees	-	1,690,000	-	1,690,000
Operating expenses	3,762,000	9,692,000	-	13,454,000
Income (loss) from operations	170,000	(1,268,000)	-	(1,098,000)
Dividends and interest income	-	-	1,297,000	1,297,000
Net unrealized losses on marketable securities	-	-	(77,211,000)	(77,211,000)
Interest expenses on note payable collateralized by real estate	(21,000)	-	-	(21,000)
Interest expenses on margin loans and others	-	-	(153,000)	(153,000)
Pretax income (loss)	149,000	(1,268,000)	(76,067,000)	(77,186,000)
Income tax benefit	(40,000)	415,000	20,485,000	20,860,000
Net income (loss)	109,000	(853,000)	(55,582,000)	(56,326,000)
Total assets	16,074,000	19,578,000	139,083,000	174,735,000
Capital expenditures	64,000	7,000	-	71,000

During the six months ended March 31, 2021, the Traditional Business had total operating revenues of $6,988,000 with $4,656,000 recognized after services were provided and $2,332,000 recognized ratably over the subscription terms, as compared with total operating revenues of $8,064,000 with $5,466,000 recognized after services were provided and $2,598,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $17,402,000 with $6,717,000 recognized upon completion of services and $10,685,000 recognized ratably over the subscription periods, as compared with total operating revenues of $15,969,000 with $5,631,000 recognized upon completion of services and $10,338,000 recognized ratably over the subscription periods in the prior fiscal year period.

During the three months ended March 31, 2021, the Traditional Business had total operating revenues of $3,459,000 with $2,330,000 recognized after services were provided and $1,129,000 recognized ratably over the subscription terms, as compared with total operating revenues of $3,932,000 with $2,646,000 recognized after services were provided and $1,286,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $10,511,000 with $4,848,000 recognized upon completion of services and $5,663,000 recognized ratably over the subscription periods, as compared with total operating revenues of $8,424,000 with $3,177,000 recognized upon completion of services and $5,247,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 71% of the Company’s revenues during the six-month period ended March 31, 2021 were derived from Journal Technologies, as compared with 66% in the prior year period. In addition, the Company’s revenues have been primarily from the United States with approximately 7% from foreign countries during the six-months ended March 31, 2021. Journal Technologies’ revenues are primarily from governmental agencies.

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

Impact of the COVID-19 Pandemic

On March 13, 2020, the United States declared the outbreak of COVID-19 to be a national emergency, and several states and municipalities also declared public health emergencies. Unprecedented actions were taken by public health and governmental authorities to contain and combat the spread of COVID-19, including “stay-at-home” orders and similar mandates that restricted the daily activities of individuals and limited the operation of businesses that were deemed “non-essential”. In addition, most of Journal Technologies’ customers, which are primarily courts and governmental agencies in the United States, Canada and Australia, were either closed or significantly scaled back their activities. Similarly, many law firms and companies from which the Traditional Business derives advertising and subscription revenues also curtailed their operations and spending.

In light of this extraordinary situation, on April 30, 2020, the Company made a difficult decision to reorganize its part-time and full-time workforce at both The Traditional Business and Journal Technologies, which included some layoffs and temporary furloughs.

Management believes that the COVID-19 pandemic has had, and will continue to have a significant impact on the Company’s business operations, including a substantial decrease in the value of the Company’s marketable securities portfolio or at least a fair degree of volatility. Dividends from the Company’s portfolio have declined and are expected to remain lower than in the past as some banks reduce their dividends. It might also include the unprecedented continued or renewed closure, or scaling back of operations of courts and other governmental agencies that are the customers of Journal Technologies, and fundamental changes in the way the advertisers and subscribers of the Traditional Business conduct operations. Even as courts, governmental agencies and other businesses return to more normal operations, there are likely to be changes in those operations and personal behaviors going forward, including limitations on travel and more working from home, that will adversely affect the Company, its financial results and cash flows.

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

For Journal Technologies, there have been several delays or cancellations in government procurement processes. Also, although we have been able to complete some existing projects remotely, we have been unable to finish certain implementations and trainings because of our inability to work with clients in-person. Given that we are typically paid for implementation services upon “go-live” of a system, receipt of those revenues has been delayed. In addition, there has been a reduction in efiling revenues and delayed client payments as many courts and other justice agencies were closed for most of the period. On the other side of the coin, the Company has seen a reduction in operating costs due to less business travel.

Comparable six-month periods ended March 31, 2021 and 2020

The Company’s reportable segments, and its corporate income and expenses, for the six months ended March 31, 2021 and 2020, are set forth below:

Overall Financial Results (000)
For the six months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate income and expenses		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Revenues
Advertising	$3,454	$4,118	$-	$-	$-	$-	$3,454	$4,118
Circulation	2,332	2,598	-	-	-	-	2,332	2,598
Advertising service fees and other	1,202	1,348	-	-	-	-	1,202	1,348
Licensing and maintenance fees	-	-	11,388	10,715	-	-	11,388	10,715
Consulting fees	-	-	2,549	1,918	-	-	2,549	1,918
Other public service fees	-	-	3,465	3,336	-	-	3,465	3,336
Total revenues	6,988	8,064	17,402	15,969	-	-	24,390	24,033
Operating expenses
Salaries and employee benefits	5,361	5,164	12,432	13,401	-	-	17,793	18,565
Others	1,975	2,456	3,632	5,628	-	-	5,607	8,084
Total operating expenses	7,336	7,620	16,064	19,029	-	-	23,400	26,649
Income (loss) from operations	(348)	444	1,338	(3,060)	-	-	990	(2,616)
Dividends and interest income	-	-	-	-	1,287	2,977	1,287	2,977
Other income	-	-	-	--	-	3	-	3
Realized gains on sales of marketable securities	-	-	-	-	18,478	-	18,478	-
Net unrealized gains (losses) on marketable securities	-	-	-	-	76,068	(57,680)	76,068	(57,680)
Interest expenses on note payable collateralized by real estate	(34)	(43)	-	-	-	-	(34)	(43)
Interest expenses on margin loans	-	-	-	-	(128)	(337)	(128)	(337)
Pretax income (loss)	$(382)	$401	$1,338	$(3,060)	$95,705	$(55,037)	$96,661	$(57,696)

Consolidated revenues were $24,390,000 and $24,033,000 for the six months ended March 31, 2021 and 2019, respectively. This increase of $357,000 (1%) was primarily from increased Journal Technologies’ license and maintenance fees of $673,000, consulting fees of $631,000 and public service fees of $129,000, partially offset by a reduction in the Traditional Business’ display advertising net revenues of $221,000, classified advertising net revenues of $92,000, trustee sale notice advertising net revenues of $235,000, legal notice advertising net revenues of $134,000 and circulation revenues of $266,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 71% and 66% of the Company’s total revenues for the six months ended March 31, 2021 and 2020, respectively.

Consolidated operating expenses decreased by $3,249,000 (19%) to $23,400,000 from $26,649,000. Total salaries and employee benefits decreased by $772,000 (4%) to $17,793,000 from $18,565,000 primarily resulting from the pandemic layoff in April 2020. Outside services decreased by $572,000 (28%) to $1,442,000 from $2,014,000 mainly because of decreased contractor costs for Journal Technologies. Equipment maintenance and software decreased by $178,000 (22%) to $648,000 from $826,000 primarily resulted from reduced maintenance and software costs due to the closure of the Colorado office. Rent expenses decreased by $180,000 (53%) to $162,000 from $342,000 because of the closure of the Colorado office in August 2020. Other general and administrative expenses decreased by $1,587,000 (60%) to $1,059,000 from $2,646,000 mainly resulting from reduced business travel expenses due to the pandemic.

The Company’s non-operating income, net of expenses, increased by $150,751,000 (274%) to $95,671,000 from a loss of $55,080,000 in the prior fiscal year period primarily because of (i) the realized gains on sales of marketable securities of $18,478,000 and (ii) the recording of net unrealized gains on marketable securities of $76,068,000 during the six months ended March 31, 2021 as compared with no realized gains and unrealized losses of $57,680,000 during the prior fiscal year period.

During the six months ended March 31, 2021, consolidated pretax income was $96,661,000, as compared pretax loss of $57,696,000 in the prior fiscal year period. There was consolidated net income of $71,746,000 ($51.96 per share) for the six months ended March 31, 2021, as compared with net loss of $42,116,000 (-$30.50 per share) in the prior fiscal year period.

During the six months ended March 31, 2021, the Company’s cash and restricted cash and cash equivalents decreased by $20,752,000 to $8,211,000 from $28,963,000, primarily because of the purchase of additional marketable securities. At March 31, 2021, the aggregate fair market value of the Company’s marketable securities was $293,907,000. These securities had approximately $213,661,000 of net unrealized gains before taxes of $55,550,000. They generated approximately $1,287,000 in dividends income during the six months ended March 31, 2021, as compared with $2,977,000 in the prior fiscal year period. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the six months ended March 31, 2021, the Company recorded a provision for income taxes of $24,915,000 on pretax income of $96,661,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2021 to pretax income before the realized and unrealized gains on investments for the six months ended March 31, 2021. The effective rate of 19.28% was lower than the statutory rate of 21% primarily due to the dividends received deduction, of which the reduction is partially offset by state taxes, resulting in a tax provision of $408,000. In addition, the Company recorded a tax provision of $19,680,000 on the unrealized gains on marketable securities, a tax provision of $4,804,000 on the realized gain on marketable securities and a tax provision of $23,000 for the effect of a change in state apportionment on the beginning of the year deferred tax liability. The overall effective tax rate for the six months ended March 31, 2021 was 25.8%, after including the taxes on the realized and unrealized gains on marketable securities.

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

The Traditional Business (for the six-months ended March 31, 2021)

The Traditional Business’ pretax income decreased by $783,000 (195%) to a pretax loss of $382,000 from pretax income of $401,000 in the prior fiscal year period.

Advertising revenues decreased by $664,000 (16%) to $3,454,000 from $4,118,000, primarily because of decreased display advertising net revenues of $221,000, classified advertising net revenues of $92,000, trustee sale notice advertising net revenues of $235,000 and legal notice advertising net revenues of $134,000, partially offset by increased government notice advertising net revenues of $18,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 62% during the six months ended March 31, 2021 as compared to the prior fiscal year period, primarily because of limited foreclosures due to the temporary halt or suspension of mortgage foreclosures in accordance with the federal COVID-19 related “Eviction and Foreclosure Orders” which went into effect in February 2020 and has been extended through June 2021. Management expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues for fiscal 2021. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 87% of the total public notice advertising revenues in the six months ended March 31, 2021. Public notice advertising revenues and related advertising and other service fees constituted about 16% and 18% of the Company’s total revenues for the six-month periods ended March 31, 2021 and 2020, respectively. Because of this concentration, the Company’s revenues would be significantly adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have a material adverse effect on the Company’s revenues.

The Daily Journals accounted for about 91% of the Traditional Business’ total circulation revenues, which declined by $266,000 (10%) to $2,332,000 from $2,598,000. The court rule and judicial profile services generated about 7% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased by $284,000 (4%) to $7,336,000 from $7,620,000, primarily due to decreased outside contractor services.

Journal Technologies (for the six-months ended March 31, 2021)

During the six months ended March 31, 2021, Journal Technologies’ business segment pretax income increased by $4,398,000 (144%) to $1,338,000 from a pretax loss of $3,060,000 in the prior fiscal year period.

Revenues increased by $1,433,000 (9%) to $17,402,000 from $15,969,000 in the prior fiscal year period. Licensing and maintenance fees increased by $673,000 (6%) to $11,388,000 from $10,715,000 primarily because there was a legacy-type project that expanded and accounted for approximately $690,000 in one-time license fee revenues. (To focus on supporting the Company’s main eSeries products, the Company has announced an end to the maintenance of its legacy software products purchased as part of the New Dawn and ISD acquisitions in fiscal 2013 effective July 1, 2021.) Consulting fees increased by $631,000 (33%) to $2,549,000 from $1,918,000 due to more go-lives. Other public service fees increased by $129,000 (4%) to $3,465,000 from $3,336,000 primarily due to increased traffic citations and fees revenues.

Deferred professional fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period.

Operating expenses decreased by $2,965,000 (16%) to $16,064,000 from $19,029,000 primarily because of decreased personnel costs due to the pandemic layoff and reduced business travel expenses.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Comparable three-month periods ended March 31, 2021 and 2020

The Company’s reportable segments, and its corporate income and expenses, for the three months ended March 31, 2021 and 2020, are set forth below:

Overall Financial Results (000)
For the three months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate income and expenses		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Revenues
Advertising	$1,762	$1,992	$-	$-	$-	$-	$1,762	$1,992
Circulation	1,129	1,286	-	-	-	-	1,129	1,286
Advertising service fees and other	568	654	-	-	-	-	568	654
Licensing and maintenance fees	-	-	6,355	5,505	-	-	6,355	5,505
Consulting fees	-	-	2,305	1,229	-	-	2,305	1,229
Other public service fees	-	-	1,851	1,690	-	-	1,851	1,690
Total revenues	3,459	3,932	10,511	8,424	-	-	13,970	12,356
Operating expenses
Salaries and employee benefits	3,441	2,627	6,460	7,051	-	-	9,901	9,678
Others	914	1,135	1,850	2,641	-	-	2,764	3,776
Total operating expenses	4,355	3,762	8,310	9,692	-	-	12,665	13,454
Income (loss) from operations	(896)	170	2,201	(1,268)	-	-	1,305	(1,098)
Dividends and interest income	-	-	-	-	649	1,297	649	1,297
Realized gains on sales of marketable securities	-	-	-	-	18,478	-	18,478	-
Net unrealized losses on marketable securities	-	-	-	-	(5,144)	(77,211)	(5,144)	(77,211)
Interest expenses on note payable collateralized by real estate	(13)	(21)	-	-	-	-	(13)	(21)
Interest expenses on margin loans	-	-	-	-	(64)	(153)	(64)	(153)
Pretax (loss) income	$(909)	$149	$2,201	$(1,268)	$13,919	$(76,067)	$15,211	$(77,186)

Consolidated revenues were $13,970,000 and $12,356,000 for the three months ended March 31, 2021 and 2020, respectively. This increase of $1,614,000 (13%) was primarily from increased Journal Technologies’ license and maintenance fees of $850,000, consulting fees of $1,076,000 and public service fees of $161,000, partially offset by a reduction in the Traditional Business’ display advertising net revenues of $57,000, classified advertising net revenues of $27,000, trustee sale notice advertising net revenues of $133,000, legal notice advertising net revenues of $81,000 and circulation revenues of $157,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 75% and 68% of the Company’s total revenues for the three months ended March 31, 2021 and 2020, respectively.

Consolidated operating expenses decreased by $789,000 (6%) to $12,665,000 from $13,454,000. Total salaries and employee benefits increased by $223,000 (2%) to $9,901,000 from $9,678,000 primarily resulting from the additional accrual for the long-term supplemental compensation expenses of $685,000. Outside services decreased by $435,000 (38%) to $719,000 from $1,154,000 mainly because of decreased contractor costs for Journal Technologies. Equipment maintenance and software decreased by $109,000 (22%) to $395,000 from $504,000 primarily resulted from reduced maintenance and software costs due to the closure of the Colorado office. Rent expenses decreased by $80,000 (47%) to $90,000 from $170,000 because of the closure of Colorado office in August 2020. Accounting and legal fees decreased by $58,000 (29%) to $144,000 from $202,000 primarily because of decreased legal fees. Other general and administrative expenses decreased by $344,000 (41%) to $502,000 from $846,000 mainly resulting from reduced business travel expenses due to the pandemic.

The Company’s non-operating income, net of expenses, increased by $89,994,000 (118%) to $13,906,000 from a loss of $76,088,000 primarily because of the realized gains of $18,478,000 on sales of marketable securities, partially offset by the recording of net unrealized losses on marketable securities of $5,144,000 during the three months ended March 31, 2021 as compared with $77,211,000 during the prior fiscal year period.

During the three months ended March 31, 2020, there were consolidated pretax income of $15,211,000, as compared with pretax loss of $77,186,000 in the prior fiscal year period. There was consolidated net income of $12,476,000 ($9.04 per share) for the three months ended March 31, 2021, as compared with net loss of $56,326,000 (-$40.79 per share) in the prior fiscal year period.

The Traditional Business (for the three months ended March 31, 2021)

The Traditional Business’ pretax income decreased by $1,058,000 (710%) to a pretax loss of $909,000 from pretax income of $149,000 in the prior fiscal year period.

Advertising revenues decreased by $230,000 (12%) to $1,762,000 from $1,992,000, primarily because of decreased display advertising net revenues of $57,000, classified advertising net revenues of $27,000, trustee sale notice advertising net revenues of $133,000, legal notice advertising net revenues of $81,000, partially offset by increased government notice advertising net revenues of $68,000.

The Traditional Business segment operating expenses increased by $593,000 (16%) to $4,355,000 from $3,762,000, primarily resulting from the additional accrual for the long-term supplemental compensation expenses of $975,000.

Journal Technologies (for the three months ended March 31, 2021)

During the three months ended March 31, 2021, Journal Technologies’ business segment pretax income increased by $3,469,000 (274%) to pretax income of $2,201,000 from a pretax loss of $1,268,000 in the prior fiscal year period.

Revenues increased by $2,087,000 (25%) to $10,511,000 from $8,424,000 in the prior fiscal year period. Licensing and maintenance fees increased by $850,000 (15%) to $6,355,000 from $5,505,000 primarily because there was a legacy-type project that expanded and accounted for approximately $690,000 in one-time license fee revenues. Consulting fees increased by $1,076,000 (88%) to $2,305,000 from $1,229,000 due to more go-lives. Other public service fees increased by $161,000 (10%) to $1,851,000 from $1,690,000 primarily due to increased traffic citations and fees revenues.

Operating expenses decreased by $1,382,000 (14%) to $8,310,000 from $9,692,000 primarily because of decreased personnel costs due to the pandemic layoff and reduced business travel expenses.

Liquidity and Capital Resources

During the six months ended March 31, 2021, the Company’s cash and restricted cash and cash equivalents and marketable security positions increased by $93,787,000, after including additional net borrowing of $2,507,000 and net pretax unrealized gains on marketable securities of $76,068,000. Cash and cash equivalents were used to purchase additional marketable securities of $39,995,000 and pay the real estate loan principal of $29,000. There was cash used in operating activities of $3,178,000 which included net decreases of $4,169,000 in total current and long-term deferred revenues of $15,207,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $80,246,000 and a market value of about $293,907,000 at March 31, 2021, generated approximately $1,287,000 in dividends income during the six months ended March 31, 2021. These securities had approximately $213,661,000 of net unrealized gains before estimated taxes of $55,550,000 which will become due only when we sell securities in which there is unrealized appreciation. Beginning in fiscal 2019, changes in unrealized gains (losses) on marketable securities are now included in the Company’s net income (loss) and thus may have a significant impact depending on the fluctuations of the market prices of the invested securities.

Cash flows from operating activities increased by $1,400,000 during the six months ended March 31, 2021 as compared to the prior fiscal year period, primarily due to (i) decreases in income tax receivable of $918,000 and deferred tax assets of $38,492,000 and (ii) increases in income tax payable of $1,548,000, accounts payable and accrued liabilities of $2,437,000 because of the timing difference in remitting efiling fees to the courts and the additional accrual to the long-term supplemental compensation accrual of $685,000, partially offset by (i) a decrease in net income of $38,364,000 excluding the additional realized gains on sales of marketable securities of $18,478,000 and increases in unrealized gains on marketable securities of $133,748,000, (ii) a net decrease in deferred revenues of $434,000 and (iii) an increase in accounts receivable of $3,391,000 primarily resulting from more billings.

As of March 31, 2021, the Company had working capital of $287,212,000, including the liabilities for deferred subscriptions, deferred professional fees and deferred maintenance agreements and others of $14,983,000.

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

As of March 31, 2021, the investments were concentrated in just six companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and net income.

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

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2020, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended March 31, 2021.

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

DATE: May 12, 2021