Form 10-Q
period 2021-06-30
DAILY JOURNAL CORP
filed 2021-08-12
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,380,746 shares outstanding at July 31, 2021

DAILY JOURNAL CORPORATION

INDEX

		Page Nos.

PART I	Financial Information

	Item 1. Financial Statements (Unaudited)

	Consolidated Balance Sheets ‑ June 30, 2021 and September 30, 2020	3

	Consolidated Statements of Income and Comprehensive Income ‑ Three months ended June 30, 2021 and 2020	4

	Consolidated Statements of Income and Comprehensive Income (Loss) ‑ Nine months ended June 30, 2021 and 2020	5

	Consolidated Statements of Shareholders Equity ‑ Nine months ended June 30, 2021 and 2020	6

	Consolidated Statements of Cash Flows ‑Nine months ended June 30, 2021 and 2020	7

	Notes to Consolidated Financial Statements	8

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 4. Controls and Procedures	23

Part II	Other Information

	Item 6. Exhibits	24

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$9,333,000	$26,922,000
Restricted cash	2,043,000	2,041,000
Marketable securities at fair value -- common stocks	349,593,000	179,368,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at June 30, 2021 and September 30, 2020	10,015,000	6,727,000
Inventories	55,000	36,000
Prepaid expenses and other current assets	629,000	613,000
Income tax receivable	-	601,000
Total current assets	371,668,000	216,308,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,559,000	16,572,000
Furniture, office equipment and computer software	1,788,000	1,782,000
Machinery and equipment	1,524,000	1,524,000
	19,871,000	19,878,000
Less accumulated depreciation	(9,730,000)	(9,422,000)
	10,141,000	10,456,000
Operating lease right-of-use assets	171,000	140,000
Deferred income taxes	7,520,000	11,671,000
	$389,500,000	$238,575,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,022,000	$3,926,000
Accrued liabilities	5,633,000	5,005,000
Income tax payable	375,000	-
Note payable collateralized by real estate	147,000	133,000
Deferred subscriptions	2,708,000	2,899,000
Deferred consulting fees	4,859,000	4,868,000
Deferred maintenance agreements and others	8,804,000	11,159,000
Total current liabilities	26,548,000	27,990,000

Long term liabilities
Investment margin account borrowings	32,000,000	29,493,000
Note payable collateralized by real estate	1,468,000	1,576,000
Deferred maintenance agreements	211,000	450,000
Accrued liabilities	2,938,000	1,455,000
Deferred income taxes	70,275,000	35,870,000
Total long term liabilities	106,892,000	68,844,000

Debts and commitments and contingencies (Notes 9 and 10)	-	-

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	-	-
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at June 30, 2021 and September 30, 2020	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	254,291,000	139,972,000
Total shareholders' equity	256,060,000	141,741,000
	$389,500,000	$238,575,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30
	2021	2020

Revenues
Advertising	$2,195,000	$1,297,000
Circulation	1,126,000	1,259,000
Advertising service fees and other	762,000	575,000
Licensing and maintenance fees	5,602,000	5,531,000
Consulting fees	2,100,000	3,147,000
Other public service fees	1,777,000	1,065,000
	13,562,000	12,874,000

Costs and expenses
Salaries and employee benefits	9,435,000	9,662,000
Outside services	794,000	586,000
Postage and delivery expenses	160,000	151,000
Newsprint and printing expenses	162,000	157,000
Depreciation and amortization	114,000	128,000
Equipment maintenance and software	298,000	276,000
Credit card merchant discount fees	462,000	244,000
Rent expenses	66,000	158,000
Accounting and legal fees	252,000	272,000
Other general and administrative expenses	495,000	647,000
	12,238,000	12,281,000
Income from operations	1,324,000	593,000
Other income (expense)
Dividends and interest income	776,000	1,596,000
Other income	69,000	-
Net unrealized gains on marketable securities	55,686,000	16,489,000
Interest expense on note payable collateralized by real estate	(14,000)	(20,000)
Interest expense on margin loans and others	(68,000)	(64,000)
Income before income taxes	57,773,000	18,594,000
Income tax provisions	(15,200,000)	(4,320,000)
Net income	$42,573,000	$14,274,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$30.83	$10.34

Comprehensive income	$42,573,000	$14,274,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine months ended June 30
	2021	2020

Revenues
Advertising	$5,649,000	$5,415,000
Circulation	3,458,000	3,857,000
Advertising service fees and other	1,964,000	1,923,000
Licensing and maintenance fees	16,990,000	16,246,000
Consulting fees	4,649,000	5,065,000
Other public service fees	5,242,000	4,401,000
	37,952,000	36,907,000

Costs and expenses
Salaries and employee benefits	27,228,000	28,227,000
Outside services	2,236,000	2,600,000
Postage and delivery expenses	490,000	552,000
Newsprint and printing expenses	469,000	528,000
Depreciation and amortization	344,000	384,000
Equipment maintenance and software	946,000	1,102,000
Credit card merchant discount fees	1,397,000	1,014,000
Rent expenses	228,000	500,000
Accounting and legal fees	746,000	730,000
Other general and administrative expenses	1,554,000	3,293,000
	35,638,000	38,930,000
Income (loss) from operations	2,314,000	(2,023,000)
Other income (expense)
Dividends and interest income	2,063,000	4,573,000
Other income	69,000	3,000
Realized gains on sales of marketable securities	18,478,000	-
Net unrealized gains (losses) on marketable securities	131,754,000	(41,191,000)
Interest expense on note payable collateralized by real estate	(48,000)	(63,000)
Interest expense on margin loans and others	(196,000)	(401,000)
Income (loss) before income taxes	154,434,000	(39,102,000)
Income tax (provisions) benefits	(40,115,000)	11,260,000
Net income (loss)	$114,319,000	$(27,842,000)

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income (loss) per share	$82.80	$(20.16)

Comprehensive income (loss)	$114,319,000	$(27,842,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2019	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$135,931,000	$137,700,000
Net income	-	-	-	-	-	14,210,000	14,210,000
Balance at December 31, 2019	1,805,053	18,000	(424,307)	(4,000)	1,755,000	150,141,000	151,910,000
Net loss	-	-	-	-	-	(56,326,000)	(56,326,000)
Balance at March 31, 2020	1,805,053	18,000	(424,307)	(4,000)	1,755,000	93,815,000	95,584,000
Net income	-	-	-	-	-	14,274,000	14,274,000
Balance at June 30, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$108,089,000	$109,858,000

Balance at September 30, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$139,972,000	$141,741,000
Net income	-	-	-	-	-	59,270,000	59,270,000
Balance at December 31, 2020	1,805,053	18,000	(424,307)	(4,000)	1,755,000	199,242,000	201,011,000
Net income	-	-	-	-	-	12,476,000	12,476,000
Balance at March 31, 2021	1,805,053	18,000	(424,307)	(4,000)	1,755,000	211,718,000	213,487,000
Net income	-	-	-	-	-	42,573,000	42,573,000
Balance at June 30, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$254,291,000	$256,060,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30
	2021	2020
Cash flows from operating activities
Net income (loss)	$114,319,000	$(27,842,000)
Adjustments to reconcile net income (loss) to net cash provided from (used in) operations
Depreciation and amortization	344,000	384,000
Increase in bad debt allowance	-	50,000
Net unrealized (gains) losses on marketable securities	(131,754,000)	41,191,000
Realized gains on sales of marketable securities	(18,478,000)	-
Deferred income taxes	38,556,000	(10,691,000)
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(3,288,000)	(2,366,000)
Inventories	(19,000)	(11,000)
Prepaid expenses and other assets	(16,000)	(192,000)
Income tax receivable	601,000	(659,000)
Increase (decrease) in liabilities
Accounts payable	96,000	(1,062,000)
Accrued liabilities	2,080,000	401,000
Income tax payable	375,000	-
Deferred subscriptions	(191,000)	(181,000)
Deferred consulting fees	131,000	478,000
Deferred maintenance agreements and others	(2,734,000)	(1,001,000)
Net cash provided from (used in) operating activities	22,000	(1,501,000)

Cash flows from investing activities
Proceeds from sales of marketable securities	20,002,000	-
Purchases of marketable securities	(39,995,000)	-
Purchases of property, plant and equipment	(29,000)	(168,000)
Net cash used in investing activities	(20,022,000)	(168,000)

Cash flows from financing activities
Payment to margin loan principal	(14,493,000)	-
Borrowing from margin loan account	17,000,000	1,000,000
Payment of real estate loan principal	(94,000)	(94,000)
Net cash provided from financing activities	2,413,000	906,000

Decrease in cash and restricted cash and cash equivalents	(17,587,000)	(763,000)

Cash and restricted cash and cash equivalents
Beginning of period	28,963,000	10,630,000
End of period	$11,376,000	$9,867,000

Interest paid during period	$245,000	$460,000
Net income taxes paid	$580,000	$5,000

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

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of the Company, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including efiling and a website to pay traffic citations and fees online. These products are licensed in 42 states and internationally.

Essentially all of the Company’s U.S. operations are based in California, Arizona and Utah. The Company also has a presence in Australia where Journal Technologies is working on three software installation projects.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of June 30, 2021, its results of operations for the three- and nine-month periods ended June 30, 2021 and 2020, its consolidated statements of shareholders’ equity for the nine months ended June 30, 2021 and 2020 and cash flows for the nine months ended June 30, 2021 and 2020. The results of operations for the nine months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Note 4 – Right-of-Use (ROU) Asset

At the beginning of fiscal 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which requires that all leases be recognized by lessees on the balance sheet through a right-of-use (ROU) asset and corresponding lease liability, including today’s operating leases. There has been no significant impact on the Company’s financial condition, results of operations or disclosures. At June 30, 2021, the Company recorded a right-of-use asset and lease liability of approximately $171,000 for its operating office and equipment leases, including approximately $83,000 beyond one year.  Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

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

Note 7 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of June 30, 2021 and September 30, 2020, there were net accumulated pretax unrealized gains of $269,347,000 and $137,593,000, respectively, recorded in the accompanying Consolidated Balance Sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

The Company adopted ASU No. 2016-01, Subtopic 825-10 in fiscal 2019. For the nine months ended June 30, 2021, the Company recorded and included in its net income the net unrealized gains on marketable securities of $131,754,000, as compared with the net unrealized losses on marketable securities of $41,191,000, in the prior year period. (For the three months ended June 30, 2021, the Company had net unrealized gains on marketable securities of $55,686,000, as compared with $16,489,000 in the prior year period.)

In January 2021, the Company sold part of its marketable securities for $20,002,000, realizing gains on the sales of those marketable securities of $18,478,000, and simultaneously purchased marketable securities of another company with a total cost of approximately $39,995,000. At June 30, 2021, there were unrealized losses of $2,504,000 related to the newly purchased marketable securities.

Investments in marketable securities as of June 30, 2021 and September 30, 2020 are summarized below.

Investment in Marketable Securities

	June 30, 2021			September 30, 2020
	Aggregate fair value	Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$349,593,000	$80,246,000	$269,347,000	$179,368,000	$41,775,000	$137,593,000

Note 8 - Income Taxes

For the nine months ended June 30, 2021, the Company recorded a provision for income taxes of $40,115,000 on pretax income of $154,434,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2021 to pretax income before the unrealized and realized gains on marketable securities for the nine months ended June 30, 2021. The effective rate of 21.32%, which was higher than the statutory rate of 21% primarily due to state taxes which were offset by the dividends received deduction, resulted in a tax provision of $896,000 on pretax income before the unrealized and realized gains on marketable securities. In addition, the Company recorded a tax provision of $34,405,000 on the unrealized gains on marketable securities, and a tax provision of $4,821,000 on the realized gains on marketable securities, both of which were offset by a tax benefit of $7,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the nine months ended June 30, 2021 was 26%, after including the taxes on the realized and unrealized gains on marketable securities.

For the nine months ended June 30, 2020, the Company recorded an income tax benefit of $11,260,000 on a pretax loss of $39,102,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2020 to the pretax loss, before the unrealized losses on marketable securities, for the nine months ended June 30, 2020.  The effective tax rate was more than the statutory rate primarily due to the dividends received deduction, which increased the taxable loss, and state tax benefits.   In addition, the Company recorded tax benefits of (i) $187,000 resulting from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and (ii) $11,166,000 for the unrealized losses on investments during the nine months ended June 30, 2020.  The effective tax rate for the nine months ended June 30, 2020 was 29%, after including the tax benefits from the CARES Act and the unrealized losses on investments.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2017 with regard to federal income taxes and fiscal 2016 for state income taxes.

Note 9 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29,493,000 for two acquisitions, in each case pledging its marketable securities as collateral. During the nine months ended June 30, 2021, there was additional net borrowing of $2,507,000 for the purchase of additional marketable securities, bringing this margin loan account balance to $32,000,000 as of June 30, 2021. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of June 30, 2021 was 0.75%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah, that had been previously leased by Journal Technologies. The Company paid $1,240,000 and financed the balance with a real estate bank loan of $2,260,000, which bore a fixed interest rate of 4.66%. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% with equal monthly installments of about $16,600 through 2030. This loan is secured by the Logan facility and can be paid off at any time with no penalties. This real estate loan had a balance of approximately $1,615,000 as of June 30, 2021.

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

Note 11 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information regarding the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate income and expenses	Total
Nine months ended June 30, 2021
Revenues
Advertising	$5,649,000	$-	$-	$5,649,000
Circulation	3,458,000	-	-	3,458,000
Advertising service fees and other	1,964,000	-	-	1,964,000
Licensing and maintenance fees	-	16,990,000	-	16,990,000
Consulting fees	-	4,649,000	-	4,649,000
Other public service fees	-	5,242,000	-	5,242,000
Operating expenses	11,001,000	24,637,000	-	35,638,000
Income from operations	70,000	2,244,000	-	2,314,000
Dividends and interest income	-	-	2,063,000	2,063,000
Other income	-	-	69,000	69,000
Realized gains on sales of marketable securities	-	-	18,478,000	18,478,000
Net unrealized gains on marketable securities	-	-	131,754,000	131,754,000
Interest expenses on note payable collateralized by real estate	-	-	(48,000)	(48,000)
Interest expenses on margin loans and others	-	-	(196,000)	(196,000)
Pretax income	70,000	2,244,000	152,120,000	154,434,000
Income tax expense	(15,000)	(785,000)	(39,315,000)	(40,115,000)
Net income	55,000	1,459,000	112,805,000	114,319,000
Total assets	17,894,000	21,498,000	350,108,000	389,500,000
Capital expenditures	22,000	7,000	-	29,000

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate income and expenses	Total
Nine months ended June 30, 2020
Revenues
Advertising	$5,415,000	$-	$-	$5,415,000
Circulation	3,857,000	-	-	3,857,000
Advertising service fees and other	1,923,000	-	-	1,923,000
Licensing and maintenance fees	-	16,246,000	-	16,246,000
Consulting fees	-	5,065,000	-	5,065,000
Other public service fees	-	4,401,000	-	4,401,000
Operating expenses	11,319,000	27,611,000	-	38,930,000
Loss from operations	(124,000)	(1,899,000)	-	(2,023,000)
Dividends and interest income	-	-	4,573,000	4,573,000
Other income	-	-	3,000	3,000
Net unrealized losses on investments	-	-	(41,191,000)	(41,191,000)
Interest expenses on note payable collateralized by real estate	-	-	(63,000)	(63,000)
Interest expenses on margin loans and others	-	-	(401,000)	(401,000)
Pretax loss	(124,000)	(1,899,000)	(37,079,000)	(39,102,000)
Income tax benefit	15,000	380,000	10,865,000	11,260,000
Net loss	(109,000)	(1,519,000)	(26,214,000)	(27,842,000)
Total assets	17,752,000	24,667,000	155,545,000	197,964,000
Capital expenditures	99,000	69,000	-	168,000

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate income and expenses	Total
Three months ended June 30, 2021
Revenues
Advertising	$2,195,000	$-	$-	$2,195,000
Circulation	1,126,000	-	-	1,126,000
Advertising service fees and other	762,000	-	-	762,000
Licensing and maintenance fees	-	5,602,000	-	5,602,000
Consulting fees	-	2,100,000	-	2,100,000
Other public service fees	-	1,777,000	-	1,777,000
Operating expenses	3,665,000	8,573,000	-	12,238,000
Income from operations	418,000	906,000	-	1,324,000
Dividends and interest income	-	-	776,000	776,000
Other income	-	-	69,000	69,000
Net unrealized losses on marketable securities	-	-	55,686,000	55,686,000
Interest expenses on note payable collateralized by real estate	-	-	(14,000)	(14,000)
Interest expenses on margin loans and others	-	-	(68,000)	(68,000)
Pretax income	418,000	906,000	56,449,000	57,773,000
Income tax expense	(175,000)	(460,000)	(14,565,000)	(15,200,000)
Net income	243,000	446,000	41,884,000	42,573,000
Total assets	17,894,000	21,498,000	350,108,000	389,500,000
Capital expenditures	-	-	-	-

	Reportable Segments
	Traditional Business	Journal Technologies	Corporate income and expenses	Total
Three months ended June 30, 2020
Revenues
Advertising	$1,297,000	$-	$-	$1,297,000
Circulation	1,259,000	-	-	1,259,000
Advertising service fees and other	575,000	-	-	575,000
Licensing and maintenance fees	-	5,531,000	-	5,531,000
Consulting fees	-	3,147,000	-	3,147,000
Other public service fees	-	1,065,000	-	1,065,000
Operating expenses	3,699,000	8,582,000	-	12,281,000
Income (loss) from operations	(568,000)	1,161,000	-	593,000
Dividends and interest income	-	-	1,596,000	1,596,000
Net unrealized losses on investments	-	-	16,489,000	16,489,000
Interest expenses on note payable collateralized by real estate	-	-	(20,000)	(20,000)
Interest expenses on margin loans and others	-	-	(64,000)	(64,000)
Pretax (loss) income	(568,000)	1,161,000	18,001,000	18,594,000
Income tax benefit (expense)	125,000	(545,000)	(3,900,000)	(4,320,000)
Net (loss) income	(443,000)	616,000	14,101,000	14,274,000
Total assets	17,752,000	24,667,000	155,545,000	197,964,000
Capital expenditures	-	-	-	-

During the nine months ended June 30, 2021, the Traditional Business had total operating revenues of $11,071,000 with $7,613,000 recognized after services were provided and $3,458,000 recognized ratably over the publication subscription terms, as compared with total operating revenues of $11,195,000 with $7,338,000 recognized after services were provided and $3,857,000 recognized ratably over the publication subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $26,881,000 with $11,029,000 recognized upon completion of services and $15,852,000 recognized ratably over the subscription periods, as compared with total operating revenues of $25,712,000 with $9,889,000 recognized upon completion of services and $15,823,000 recognized ratably over the subscription periods in the prior fiscal year period.

During the three months ended June 30, 2021, the Traditional Business had total operating revenues of $4,083,000 with $2,957,000 recognized after services were provided and $1,126,000 recognized ratably over the publication subscription terms, as compared with total operating revenues of $3,131,000 with $1,872,000 recognized after services were provided and $1,259,000 recognized ratably over the publication subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $9,479,000 with $4,312,000 recognized upon completion of services and $5,167,000 recognized ratably over the subscription periods, as compared with total operating revenues of $9,743,000 with $4,258,000 recognized upon completion of services and $5,485,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 71% of the Company’s revenues during the nine-month period ended June 30, 2021 were derived from Journal Technologies, as compared with 70% in the prior year period. In addition, the Company’s revenues have been primarily from the United States with approximately 4% from foreign countries during the nine-months ended June 30, 2021. Journal Technologies’ revenues are primarily from governmental agencies.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a software development company, and (2) Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including efiling and a website to pay traffic citations and fees online. These products are licensed in 42 states and internationally.

Impact of the COVID-19 Pandemic

On March 13, 2020, the United States declared the outbreak of COVID-19 to be a national emergency, and several states and municipalities also declared public health emergencies. Unprecedented actions were taken by public health and governmental authorities to contain and combat the spread of COVID-19, including “stay-at-home” orders and similar mandates that restricted the daily activities of individuals and limited the operation of businesses that were deemed “non-essential”. In addition, most of Journal Technologies’ customers, which are primarily courts and governmental agencies in the United States, Canada and Australia, were either closed or significantly scaled back their activities. Similarly, many law firms and companies from which the Traditional Business derives advertising and subscription revenues also curtailed their in-person operations and spending.

Management believes that the COVID-19 pandemic has had, and, with the recent rise of Delta variant cases, will continue to have, a significant impact on the Company’s business operations. Among other things, dividends from the Company’s securities portfolio have declined and are expected to remain lower than in the past. It is also possible that governments may again take extreme actions in response to the pandemic and the Delta variant, such as the renewed closure, or scaling back of operations, of courts and other governmental agencies that are the customers of the Company. Furthermore, even as courts, governmental agencies and other businesses return to more normal operations, there are likely to be changes in those operations and personal behaviors going forward, including limitations on travel and more working from home, that will adversely affect the Company, its financial results and cash flows.

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

Comparable nine-month periods ended June 30, 2021 and 2020

The Company’s reportable segments, and its corporate income and expenses, for the nine months ended June 30, 2021 and 2020, are set forth below:

Overall Financial Results (000)
For the nine months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate income and expenses		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Revenues
Advertising	$5,649	$5,415	$-	$-	$-	$-	$5,649	$5,415
Circulation	3,458	3,857	-	-	-	-	3,458	3,857
Advertising service fees and other	1,964	1,923	-	-	-	-	1,964	1,923
Licensing and maintenance fees	-	-	16,990	16,246	-	-	16,990	16,246
Consulting fees	-	-	4,649	5,065	-	-	4,649	5,065
Other public service fees	-	-	5,242	4,401	-	-	5,242	4,401
Total revenues	11,071	11,195	26,881	25,712	-	-	37,952	36,907
Operating expenses
Salaries and employee benefits	8,097	7,778	19,131	20,449	-	-	27,228	28,227
Others	2,904	3,541	5,506	7,162	-	-	8,410	10,703
Total operating expenses	11,001	11,319	24,637	27,611	-	-	35,638	38,930
Income (loss) from operations	70	(124)	2,244	(1,899)	-	-	2,314	(2,023)
Dividends and interest income	-	-	-	-	2,063	4,573	2,063	4,573
Other income	-	-	-	-	69	3	69	3
Realized gains on sales of marketable securities	-	-	-	-	18,478	-	18,478	-
Net unrealized gains (losses) on marketable securities	-	-	-	-	131,754	(41,191)	131,754	(41,191)
Interest expenses on note payable collateralized by real estate	-	-	-	-	(48)	(63)	(48)	(63)
Interest expenses on margin loans	-	-	-	-	(196)	(401)	(196)	(401)
Pretax income (loss)	$70	$(124)	$2,244	$(1,899)	$152,120	$(37,079)	$154,434	$(39,102)

Consolidated revenues were $37,952,000 and $36,907,000 for the nine months ended June 30, 2021 and 2020, respectively. This increase of $1,045,000 (3%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $744,000 and public service fees of $841,000 and (ii) the Traditional Business’ legal notice advertising net revenues of $471,000 and government notice advertising net revenues of $173,000, partially offset by reductions in (i) Journal Technologies’ consulting fees of $416,000 and (ii) the Traditional Business’ display advertising net revenues of $44,000, classified advertising net revenues of $31,000, trustee sale notice advertising net revenues of $335,000, and circulation revenues of $399,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 71% and 70% of the Company’s total revenues for the nine months ended June 30, 2021 and 2020, respectively.

Consolidated operating expenses decreased by $3,292,000 (8%) to $35,638,000 from $38,930,000. Total salaries and employee benefits decreased by $999,000 (4%) to $27,228,000 from $28,227,000 primarily resulting from a pandemic-related layoff in April 2020. Outside services decreased by $364,000 (14%) to $2,236,000 from $2,600,000 mainly because of decreased independent contractor costs for Journal Technologies, because many of them became employees in January 2020. Rent expenses decreased by $272,000 (54%) to $228,000 from $500,000 because of the closures of the Colorado office in August 2020 and the Corona, California office in March 2021. Equipment maintenance and software decreased by $156,000 (14%) to $946,000 from $1,102,000 primarily resulted from reduced maintenance and software costs due to the above-mentioned office closures. Other general and administrative expenses decreased by $1,739,000 (53%) to $1,554,000 from $3,293,000 mainly resulting from reduced business travel expenses due to the pandemic.

The Company’s non-operating income, net of expenses, increased by $189,199,000 (510%) to a gain of $152,120,000 from a loss of $37,079,000 in the prior fiscal year period primarily because of (i) the realized gains on sales of marketable securities of $18,478,000 and (ii) the recording of net unrealized gains on marketable securities of $131,754,000 during the nine months ended June 30, 2021 as compared with no realized gains and unrealized losses of $41,191,000 during the prior fiscal year period.

During the nine months ended June 30, 2021, consolidated pretax income was $154,434,000, as compared to a pretax loss of $39,102,000 in the prior fiscal year period. There was consolidated net income of $114,319,000 ($82.80 per share) for the nine months ended June 30, 2021, as compared with a net loss of $27,842,000 (-$20.16 per share) in the prior fiscal year period.

During the nine months ended June 30, 2021, the Company’s cash and restricted cash and cash equivalents decreased by $17,587,000 to $11,376,000 from $28,963,000, primarily because of the purchase of additional marketable securities. At June 30, 2021, the aggregate fair market value of the Company’s marketable securities was $349,593,000. These securities had approximately $269,347,000 of net unrealized gains before taxes of $70,275,000. They generated approximately $2,063,000 in dividends income during the nine months ended June 30, 2021, as compared with $4,573,000 in the prior fiscal year period. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the nine months ended June 30, 2021, the Company recorded a provision for income taxes of $40,115,000 on pretax income of $154,434,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2021 to pretax income before the unrealized and realized gains on marketable securities for the nine months ended June 30, 2021. The effective rate of 21.32%, which was higher than the statutory rate of 21% primarily due to state taxes which were offset by the dividends received deduction, resulted in a tax provision of $896,000 on pretax income before the unrealized and realized gains on marketable securities. In addition, the Company recorded a tax provision of $34,405,000 on the unrealized gains on marketable securities, and a tax provision of $4,821,000 on the realized gains on marketable securities, both of which were offset by a tax benefit of $7,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the nine months ended June 30, 2021 was 26%, after including the taxes on the realized and unrealized gains on marketable securities.

For the nine months ended June 30, 2020, the Company recorded an income tax benefit of $11,260,000 on a pretax loss of $39,102,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2020 to the pretax loss, before the unrealized losses on marketable securities, for the nine months ended June 30, 2020.  The effective tax rate was more than the statutory rate primarily due to the dividends received deduction, which increased the taxable loss, and state tax benefits.   In addition, the Company recorded tax benefits of (i) $187,000 resulting from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and (ii) $11,166,000 for the unrealized losses on investments during the nine months ended June 30, 2020.  The effective tax rate for the nine months ended June 30, 2020 was 29%, after including the tax benefits from the CARES Act and the unrealized losses on investments.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2017 with regard to federal income taxes and fiscal 2016 for state income taxes.

The Traditional Business (for the nine-months ended June 30, 2021)

The Traditional Business’ pretax income increased by $194,000 (156%) to $70,000 from a pretax loss of $124,000 in the prior fiscal year period.

Advertising revenues increased by $234,000 (4%) to $5,649,000 from $5,415,000, primarily because of increased legal notice advertising net revenues of $471,000 mainly from fictitious business name publishing (as counties have tried to catch up with their backlogs), and government notice advertising net revenues of $173,000.  The increases were partially offset by decreased display advertising net revenues of $44,000, classified advertising net revenues of $31,000, and trustee sale notice advertising net revenues of $335,000 primarily because of limited foreclosures due to the temporary halt or suspension of mortgage foreclosures in accordance with the federal COVID-19 related “Eviction and Foreclosure Orders” which started in February 2020 and expired in July 2021 although the eviction portion has been extended through the end of September 2021.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 56% during the nine months ended June 30, 2021 as compared to the prior fiscal year period, primarily because of limited foreclosures, as discussed above. Management expects there will be fewer foreclosure notice and other public notice advertisements and declining revenues for fiscal 2021. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 87% of the total public notice advertising revenues in the nine months ended June 30, 2021. Public notice advertising revenues and related advertising and other service fees constituted about 16% of the Company’s total revenues for both the nine-month periods ended June 30, 2021 and 2020. Accordingly, the Company’s revenues would be adversely affected if California and Arizona eliminated the legal requirement to publish public notices in adjudicated newspapers of general circulation. Also, if the adjudication of one or more of the Company’s newspapers was challenged and revoked, those newspapers would no longer be eligible to publish public notice advertising, and it could have an adverse effect on the Company’s revenues.

The Daily Journals accounted for about 91% of the Traditional Business’ total circulation revenues, which declined by $399,000 (10%) to $3,458,000 from $3,857,000. The court rule and judicial profile services generated about 7% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased by $318,000 (3%) to $11,001,000 from $11,319,000, primarily resulting from reduced outside contractor services.

Journal Technologies (for the nine-months ended June 30, 2021)

During the nine months ended June 30, 2021, Journal Technologies’ business segment pretax income increased by $4,143,000 (218%) to $2,244,000 from a pretax loss of $1,899,000 in the prior fiscal year period.

Revenues increased by $1,169,000 (5%) to $26,881,000 from $25,712,000 in the prior fiscal year period. Licensing and maintenance fees increased by $744,000 (5%) to $16,990,000 from $16,246,000 primarily because there were a few legacy-type projects that expanded and accounted for approximately $1,134,000 in one-time license fee revenues. (To focus on supporting the Company’s main eSeries products, the Company ended effective July 1, 2021 the maintenance of its legacy software products purchased as part of the acquisitions in fiscal 2013. As such, the Company expects a reduction in the legacy software licensing and maintenance revenues in the future.) Consulting fees decreased by $416,000 (8%) to $4,649,000 from $5,065,000 due to fewer go-lives. Other public service fees increased by $841,000 (19%) to $5,242,000 from $4,401,000 primarily due to increased traffic citation fee revenues and efiling fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period.

Operating expenses decreased by $2,974,000 (11%) to $24,637,000 from $27,611,000 primarily because of decreased personnel costs due to the pandemic-related layoff and reduced business travel expenses.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Comparable three-month periods ended June 30, 2021 and 2020

The Company’s reportable segments, and its corporate income and expenses, for the three months ended June 30, 2021 and 2020, are set forth below:

Overall Financial Results (000)
For the three months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate income and expenses		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Revenues
Advertising	$2,195	$1,297	$-	$-	$-	$-	$2,195	$1,297
Circulation	1,126	1,259	-	-	-	-	1,126	1,259
Advertising service fees and other	762	575	-	-	-	-	762	575
Licensing and maintenance fees	-	-	5,602	5,531	-	-	5,602	5,531
Consulting fees	-	-	2,100	3,147	-	-	2,100	3,147
Other public service fees	-	-	1,777	1,065	-	-	1,777	1,065
Total revenues	4,083	3,131	9,479	9,743	-	-	13,562	12,874
Operating expenses
Salaries and employee benefits	2,736	2,614	6,699	7,048	-	-	9,435	9,662
Others	929	1,085	1,874	1,534	-	-	2,803	2,619
Total operating expenses	3,665	3,699	8,573	8,582	-	-	12,238	12,281
Income (loss) from operations	418	(568)	906	1,161	-	-	1,324	593
Dividends and interest income	-	-	-	-	776	1,596	776	1,596
Other income	-	-	-	-	69	-	69	-
Net unrealized gains on marketable securities	-	-	-	-	55,686	16,489	55,686	16,489
Interest expenses on note payable collateralized by real estate	-	-	-	-	(14)	(20)	(14)	(20)
Interest expenses on margin loans	-	-	-	-	(68)	(64)	(68)	(64)
Pretax (loss) income	$418	$(568)	$906	$1,161	$56,449	$18,001	$57,773	$18,594

Consolidated revenues were $13,562,000 and $12,874,000 for the three months ended June 30, 2021 and 2020, respectively. This increase of $688,000 (5%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $71,000 and public service fees of $712,000 and (ii) the Traditional Business’ legal notice advertising net revenues of $605,000, government notice advertising net revenues of $155,000, display advertising net revenues of $177,000 and classified advertising net revenues of $61,000, partially offset by reductions in (i) Journal Technologies’ consulting fees of $1,047,000 and (ii) the Traditional Business’ trustee sale notice advertising net revenues of $100,000, and circulation revenues of $133,000. The Company’s revenues derived from Journal Technologies’ operations constituted about 70% and 76% of the Company’s total revenues for the three months ended June 30, 2021 and 2020, respectively.

Consolidated operating expenses decreased by $43,000 to $12,238,000 from $12,281,000. Total salaries and employee benefits decreased by $227,000 (2%) to $9,435,000 from $9,662,000 primarily resulting from a pandemic-related layoff in April 2020. Outside services increased by $208,000 (35%) to $794,000 from $586,000 mainly because there were reduced contractor costs for Journal Technologies during the prior year’s pandemic closures. Rent expenses decreased by $92,000 (58%) to $66,000 from $158,000 because of the closures of Colorado office in August 2020 and Corona, California office in March 2021. Other general and administrative expenses decreased by $152,000 (23%) to $495,000 from $647,000 mainly resulting from reduced business travel expenses due to the pandemic.

The Company’s non-operating income, net of expenses, increased by $38,448,000 (214%) to $56,449,000 from $18,001,000 primarily because of the recording of net unrealized gains on marketable securities of $55,686,000 during the three months ended June 30, 2021 as compared with $16,489,000 during the prior fiscal year period.

During the three months ended June 30, 2021, there was consolidated pretax income of $57,773,000, as compared with $18,594,000 in the prior fiscal year period. There was consolidated net income of $42,573,000 ($30.83 per share) for the three months ended June 30, 2021, as compared with $14,274,000 ($10.34 per share) in the prior fiscal year period.

The Traditional Business (for the three months ended June 30, 2021)

The Traditional Business’ pretax income increased by $986,000 (174%) to pretax income of $418,000 from a pretax loss of $568,000 in the prior fiscal year period.

Advertising revenues increased by $898,000 (69%) to $2,195,000 from $1,297,000, primarily because of increased legal notice advertising net revenues of $605,000 primarily for fictitious business name publishing (as the courts have tried to catch up with their backlogs), government notice advertising net revenues of $155,000, display advertising net revenues of $177,000 and classified advertising net revenues of $61,000, partially offset by a reduction in trustee sale notice advertising net revenues of $100,000 primarily because of limited foreclosures, as discussed above.

The Traditional Business segment operating expenses decreased by $34,000 to $3,665,000 from $3,699,000

Journal Technologies (for the three months ended June 30, 2021)

During the three months ended June 30, 2021, Journal Technologies’ business segment pretax income decreased by $255,000 (22%) to $906,000 from $1,161,000 in the prior fiscal year period.

Revenues decreased by $264,000 (3%) to $9,479,000 from $9,743,000 in the prior fiscal year period. Licensing and maintenance fees increased by $71,000 (1%) to $5,602,000 from $5,531,000 primarily because there were a few legacy-type projects that expanded and accounted for approximately $444,000 in one-time license fee revenues, partially offset by decreased legacy software maintenance revenues as the Company ended the maintenance of its legacy software products effective July 1, 2021. Consulting fees decreased by $1,047,000 (33%) to $2,100,000 from $3,147,000 due to fewer go-lives. Other public service fees increased by $712,000 (67%) to $1,777,000 from $1,065,000 primarily due to increased traffic citation fee revenues and efiling fee revenues.

Operating expenses decreased by $9,000 to $8,573,000 from $8,582,000.

Liquidity and Capital Resources

During the nine months ended June 30, 2021, the Company’s cash, restricted cash, cash equivalents and marketable security positions increased by $152,638,000, after additional net borrowing of $2,413,000 and net pretax unrealized gains on marketable securities of $131,754,000. Cash, cash equivalents and the proceeds from the sales of marketable securities were primarily used to purchase additional marketable securities of $39,995,000 and pay the real estate loan principal of $94,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $80,246,000 and a market value of about $349,593,000 at June 30, 2021, generated approximately $2,063,000 in dividends income during the nine months ended June 30, 2021. These securities had approximately $269,347,000 of net unrealized gains before estimated taxes of $70,275,000 which will become due only when we sell securities in which there is unrealized appreciation. Beginning in fiscal 2019, changes in unrealized gains (losses) on marketable securities are now included in the Company’s net income (loss) and thus may have a significant impact on the Company’s financial statements depending on the fluctuations of the market prices of the invested securities.

Cash flows from operating activities increased by $1,523,000 during the nine months ended June 30, 2021 as compared to the prior fiscal year period, primarily due to (i) decreases in income tax receivable of $1,260,000 and deferred tax assets of $49,247,000 and (ii) increases in income tax payable of $375,000; accounts payable and accrued liabilities of $1,427,000 (because of the timing difference in remitting efiling fees to the courts) and the additional accrual to the long-term supplemental compensation accrual of $1,410,000. This was partially offset by (i) a decrease in net income of $49,262,000, excluding the additional realized gains on sales of marketable securities of $18,478,000 and increases in unrealized gains on marketable securities of $172,945,000, (ii) a net decrease in deferred revenues of $2,090,000 and (iii) an increase in accounts receivable of $922,000 primarily resulting from more billings. Cash provided from operating activities of $22,000 included net decreases of $2,794,000 in total current and long-term deferred revenues of $16,582,000.

As of June 30, 2021, the Company had working capital of $345,120,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $16,371,000.

The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operations and its current working capital and expects that any such cash flows will be invested in its businesses. The Company may or may not have the ability to borrow additional amounts against its marketable securities and, among other possibilities, it may be required to consider selling some of those securities to generate cash if needed to fund ongoing operations. The amount available for borrowing is based on the market value of the Company’s investment portfolio and fluctuates depending on the value of the underlying securities.  In addition, the Company could be subject to margin calls should the balance of the investment decrease significantly.

As of June 30, 2021, the investments were concentrated in just nine companies. Accordingly, a significant decline in the market value of one or more of the Company’s investments may not be offset by the hypothetically better performance of other investments, and that could result in a large decrease in the Company’s shareholders’ equity and net income.

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

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2020, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended June 30, 2021.

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

DATE: August 12, 2021