Form 10-K
period 2021-09-30
DAILY JOURNAL CORP
filed 2021-12-17
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2021

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

Yes ☐ No ☒

As of March 31, 2021, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $379,566,000.

As of November 30, 2021, there were outstanding 1,380,746 shares of Common Stock.

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

The Daily Journals share much content. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2021, the Los Angeles Daily Journal had approximately 3,600 paid subscribers and the San Francisco Daily Journal had approximately 2,100 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 6,300 at September 30, 2020. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been law firms and businesses wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 59% to subscriptions and 41% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately ‐‐14% of the Company's total revenues in both fiscal 2021 and 2020.

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

The Daily Journals are distributed by mail and hand delivery. The regular yearly subscription rate for each of The Daily Journals is $870 plus tax.

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

The Company has several court rules services, including multi-volume, loose-leaf sets for certain state and federal courts in California. The Northern California set consists of nine volumes. The Southern California set has eight volumes. The Company updates these court rules on a monthly basis. In addition, the Company publishes single-volume rules for (1) Los Angeles County; (2) Orange County; (3) San Diego County; (4) the Ninth Circuit and the Central District of California. The single volumes are replaced when there are rule changes.

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

Advertising and Newspaper Representative. The Company's publications carry commercial advertising and public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 4% of the Company’s total operating revenues in both fiscal 2021 in 2020. Classified advertising revenues have continued to decline primarily due to online competition.

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

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about ‐‐17% of the Company's total operating revenues in fiscal 2021 and 15% in 2020. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising was placed, and (iii) service fees to file notices with government agencies.

For several years, trustee sales legal advertising revenues were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law. Recently, however, there have been far fewer foreclosures, and trustee sales legal advertising revenues represented only about 1% of the Company’s total operating revenues in both fiscal 2021 and 2020.

Other revenues are attributable to service fees from users of an online foreclosure/fictitious business name databases, fees from attorneys taking continuing legal education tests published in The Daily Journals and online, and other miscellaneous fees including reprint services of articles published in The Daily Journals.

Journal Technologies

Journal Technologies provides case management software and related services to courts and other justice agencies. Its operations constituted about 70% of the Company’s total operating revenues in fiscal 2021 and 71% in 2020. Journal Technologies earns revenue from license, maintenance and support fees paid by customers to use its software products; consulting fees paid by customers for installation, implementation and training services; and fees generated by the use of secure websites through which the general public can pay traffic citations and e-file cases.  Journal Technologies has the following main “eSeries” products:

eCourt®, eProsecutor™, eDefender™ and eProbation™ ― browser-based case processing systems that can be used by courts and other justice agencies for all case types because the screens, data elements, business rules, work queues, searches and alerts are highly configurable.

eFile™ ― a browser-based interface that allows attorneys and the general public to electronically file documents with the court.

ePayIt™ ― a service primarily for the online payment of traffic citations.  Users can pay traffic citations by credit card, and get information on traffic school.

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

The Company’s revenues from Journal Technologies’ foreign customers were $2,055,000 in fiscal 2021 and $1,687,000 in 2020. All of the Company’s other revenues in those years were attributable to the United States.

Materials and Postage

After personnel costs (included in “Salaries and employee benefits” and in “Outside services” in the accompanying consolidated statements of comprehensive income), postage and paper costs are typically the next two largest expenses for The Traditional Business. Paper and postage accounted for approximately 5% of our traditional publishing segment's operating costs in fiscal 2021 and 4% in fiscal 2020.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although past shortages of newsprint have sometimes resulted in higher prices. The price of newsprint increased by 7% toward the end of fiscal 2021.

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

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, the U.S. Postal Service has increased postal rates. During fiscal 2021, postage increased by $23,000 (6%) to $436,000 from $413,000.

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

The Company receives, on a non-exclusive basis, public notice advertising from a number of service providers. Such agencies ordinarily receive a commission of 15% to 25% on their sales of advertising in Company and other publications. Commercial advertising agencies also place advertising in Company publications and receive commissions for advertising sales.

Journal Technologies’ staff includes employees who provide marketing and consulting services which may also result in additional consulting projects and the licensing of products. Most of Journal Technologies’ new projects come from a competitive bidding process.

Competition

Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. The Daily Journals face aggressive competition in Los Angeles and San Francisco. All of the Company's publications and products face strong competition from other publications and service companies. Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company's newspapers provide, along with general news coverage, attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage as does the Company, but the Company believes its coverage, particularly that of The Daily Journals, is more complete. The Company believes that The Daily Journals are the most important newspapers serving California lawyers on a daily basis.

The Company's court rules publications face competition from case management systems and the courts themselves. Subscriptions to the single and multi-volume court rules continued to decline during fiscal 2021. The Company's Judicial Profile services have indirect competition because some of the same information is available through other sources, including the courts.

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

Employees

The Company had approximately 290 full-time employees and contractors and about 10 part-time employees as of September 30, 2021, including about 200 full-time employees and contractors at Journal Technologies. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

Working Capital

Traditionally, the Company had generated sufficient cash flow from operations to cover all its needs without significant borrowing. The Company owns marketable securities with dividends and significant appreciation, providing the Company with additional working capital, subject, of course, to the normal risks associated with owning securities. To a considerable extent, the Company also benefits from the fact that subscriptions and some licenses, maintenance, customer support and some are paid in advance. In fiscal 2013, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn Technologies, Inc. (“New Dawn”), and another $15.5 million to acquire substantially all of the operating assets and liabilities of ISD Technologies, Inc. (“ISD”), in each case pledging its marketable securities to obtain favorable financing.

The Company believes it has sufficient cash and marketable securities for the foreseeable future. If the Company’s overall cash needs exceed cash flow and its current working capital, the Company may still have the ability to borrow against its marketable securities on favorable terms, or it may attempt to secure additional financing which may or may not be available on acceptable terms.

The Company extends unsecured credit to most of its advertising customers and some government agencies. The Company maintains a reserve account for estimated losses resulting from the inability of these customers to make required payments, but if the financial conditions of these customers were to deteriorate or the Company’s judgments about their abilities to pay are incorrect, additional allowances might be required, and the Company’s cash flows and results of operations could be materially affected.

Inflation

The effects of inflation are not significantly any more or less adverse on the Company's businesses than they are on other publishing and software companies. The Company has experienced the effects of inflation primarily through increases in costs of personnel. These costs have generally been offset by increased license, maintenance and support fees, which often contain a periodic cost-of-living adjustment.

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

The impact on economic activity of these actions or similar actions in the future are likely to significantly impact the Traditional Business’ advertising and subscription revenues. The trend of working from home and using on-line services is also likely to put additional pressure on the newspaper business by impacting circulation numbers that may not be replaced by on-line revenues. Actions restricting travel, requiring non-essential workers to “stay at home” or causing courts and justice agencies to close or cut back operations can impact the ability of Journal Technologies to complete certain projects that are typically done in-person (and for which payment is usually received upon completion), reduce efiling revenues, affect procurement processes and result in overall payment delays. In addition, the Company relies on its portfolio of marketable securities for dividend income and balance sheet support, and the value of the portfolio can be materially affected by declines in stock prices, particularly among the common stocks of the three U.S. financial institutions and one foreign manufacturer that make up a substantial portion of the portfolio.

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

   Internet sites devoted to recruitment have become significant competitors of our newspapers and websites for classified advertising. In addition, there has been a steady consolidation of companies serving the legal marketplace, resulting in an ever-smaller group of companies placing display advertising. Furthermore, newspapers like ours have been struggling to compete for display advertising generally, given the many other forums (including Internet sites) that compete for advertising dollars. These trends are expected to continue and would adversely affect The Traditional Business. The Company has contracted with a third-party agency to sell display advertising for the Company.

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

After personnel costs, postage and paper costs are typically the Company’s next two largest expenses. An adequate supply of newsprint and other paper is important to the operations of The Traditional Business. The Company currently does not have a contract with any paper supplier, and in the past, shortages of newsprint have sometimes resulted in higher prices. Recently, there have been consolidations of newsprint suppliers, and paper prices may fluctuate substantially in the future.

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

As of September 30, 2021, the Company held marketable securities worth approximately $347,573,000, with an unrealized gain for financial statement purposes of $244,093,000. While this portfolio has enabled the Company to borrow on very favorable terms for acquisitions and to better compete for case management software opportunities that are usually limited to “large” firms, it is unusual for a public company to invest a significant amount of its available cash in the marketable securities of other public companies. The value of these securities could decline, which would adversely affect net income and shareholders’ equity.

Also, as of September 30, 2021, the Company’s holdings of marketable securities were concentrated in just seven companies. Accordingly, a significant decline in the market value of one or more of the Company’s holdings may not be offset by hypothetically better performance of other holdings. This concentration of risk may result in a more pronounced effect on net income and shareholders’ equity.

The Company is required to recognize losses in a particular security for financial statement purposes even though the Company has not actually sold the security.

Under accounting rules that became effective in fiscal 2019, changes in the unrealized gains and losses on marketable securities are included in the Company’s reported net income (loss), even though the Company has not actually realized any gain or loss by selling such marketable securities. Accordingly, changes in the market prices of the Company’s marketable securities can have a significant impact on the Company’s reported results for a particular period, even though those changes do not bear on the performance of the Company’s operating businesses.

The Company may be subject to fluctuations in foreign currency rates for marketable securities that are not denominated in the United States Dollar.

At times, the Company may hold marketable securities denominated in currencies other than the United States Dollar. When it does, the Company may be at risk for significant fluctuations in the applicable foreign currency exchange rates, which would affect the profitability of such marketable securities. The Company currently owns one such investment that is denominated in Hong Kong Dollar.

General Corporate Risks

The Company relies heavily on the services of Gerald Salzman.

Gerald Salzman, 82, serves as the Company’s president, chief executive officer, chief financial officer, treasurer and assistant secretary. He is also the president, chief executive officer, chief financial officer and secretary of Journal Technologies. Although Mr. Salzman has started transitioning and delegating certain of his duties to other managers, a sudden loss of Mr. Salzman’s services would be challenging for the Company given the number of roles he fills for both The Traditional Business and Journal Technologies.

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

As noted above, beginning in fiscal 2019, changes in unrealized gains (losses) on marketable securities are included in the Company’s net income (loss) and thus may have a significant impact on the Company’s reported results depending on the fluctuations of the prices of the marketable securities owned by the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns office and printing facilities in Los Angeles and an office building in Logan, Utah, and leases space for its other offices under operating leases which expire at various dates through October 2023.

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

	High	Low
Fiscal 2021
Quarter ended December 31, 2020	$405.00	$238.00
Quarter ended March 31, 2021	416.69	311.40
Quarter ended June 30, 2021	363.47	298.00
Quarter ended September 30, 2021	350.00	303.05

Fiscal 2020
Quarter ended December 31, 2019	$293.18	$249.76
Quarter ended March 31, 2020	298.00	187.53
Quarter ended June 30, 2020	300.30	250.75
Quarter ended September 30, 2020	317.01	234.59

As of December 10, 2021, there were approximately 360 holders of record of the Company’s common stock, and the last trade was at $362 per share.

The Company did not declare or pay any dividends during fiscal 2021 or 2020. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past two fiscal years.

From time to time, the Company has repurchased shares of its common stock and may do so in the future. The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan. See Note 2 of Notes to Consolidated Financial Statements for more information. The Company’s stock repurchase program remains in effect, but the Company did not repurchase any shares during fiscal 2021 and 2020.

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

Management believes that the COVID-19 pandemic has had, and, with the Delta and Omicron variant cases, will continue to have, a significant impact on the Company’s business operations. Among other things, dividends from the Company’s securities portfolio have declined and are expected to remain lower than in the past even though some banks have recently started to increase their dividends. It is also possible that governments may again take extreme actions in response to the pandemic and the Delta and Omicron variants, such as the renewed closure, or scaling back of operations, of courts and other governmental agencies that are the customers of the Company. Furthermore, even as courts, governmental agencies and other businesses return to more normal operations, there are likely to be changes in those operations and personal behaviors going forward, including limitations on travel and more working from home, that will adversely affect the Company, its financial results and cash flows.

Due to the uncertainties associated with the duration and severity of the COVID-19 pandemic, the efforts to contain it, and the changes in business operations and personal behaviors that are likely to follow from it, management cannot at this point estimate the magnitude of its impact on the Company’s business operations. In recent years, the newspaper industry, including our Traditional Business, has declined, and we expect this to continue due to the impacts of COVID-19 and its aftermath, as advertising and subscription revenues decrease.

For Journal Technologies, there have been several delays or cancellations in government procurement processes. Also, although we have been able to complete some existing projects remotely, we have been unable to finish certain implementations and trainings because of our inability to work with clients in-person. Given that we are typically paid for implementation services upon “go-live” of a system, receipt of those revenues has been delayed. On the other side of the coin, the Company has seen a reduction in operating costs primarily due to lower headcount and reduced business travel.

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies. Additional details about each of the reportable segments and its corporate income and expenses is set forth below:

Overall Financial Results (000)
For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2021	2020	2021		2020		2021		2020		2021	2020
Revenues
Advertising	$7,635	$7,104	$	---	$	---	$	---	$	---	$7,635	$7,104
Circulation	4,576	5,090		---		---		---		---	4,576	5,090
Advertising service fees and other	2,684	2,501		---		---		---		---	2,684	2,501
Licensing and maintenance fees	---	---		21,044		21,647		---		---	21,044	21,647
Consulting fees	---	---		6,319		7,718		---		---	6,319	7,718
Other public service fees	---	---		7,131		5,882		---		---	7,131	5,882
Total operating revenues	14,895	14,695		34,494		35,247		---		---	49,389	49,942
Operating expenses
Salaries and employee benefits	10,021	10,420		26,044		27,382		---		---	36,065	37,802
Others	4,431	4,787		6,741		8,636		---		---	11,172	13,423
Total operating expenses	14,452	15,207		32,785		36,018		---		---	47,237	51,225
Income (loss) from operations	443	(512)		1,709		(771)		---		---	2,152	(1,283)

Dividends and interest income	---	---		---		---		2,908		4,965	2,908	4,965
Other income	---	---		---		---		69		3	69	3
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(94)		(119)	(94)	(119)
Interest expense on margin loans	---	---		---		---		(233)		(434)	(233)	(434)
Gains on sales of marketable securities, net	---	---		---		---		41,749		4,193	41,749	4,193
Net unrealized gains (losses) on marketable securities	---	---		---		---		106,499		(3,099)	106,499	(3,099)
Pretax income (loss)	443	(512)		1,709		(771)		150,898		5,509	153,050	4,226
Income tax (expense) benefit	(115)	100		(425)		100		(39,610)		(385)	(40,150)	(185)
Net income (loss)	$328	$(412)		$1,284		$(671)		$111,288		$5,124	$112,900	$4,041
Total assets	$22,412	$35,896		$20,480		$22,277		$347,685		$180,402	$390,577	$238,575
Capital expenditures	$22	$121		$7		$63		---		---	$29	$184

During fiscal 2021 and 2020, the Traditional Business had total operating revenues of $14,895,000 and $14,695,000 of which $10,319,000 and $9,605,000, respectively, were recognized after services were provided while $4,576,000 and $5,090,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for the Company’s software business were $34,494,000 and $35,247,000, of which $14,787,000 and $14,025,000, respectively, were recognized upon completion of services while $19,707,000 and $21,222,000, respectively, were recognized ratably over the subscription periods.

Fiscal 2021 compared with fiscal 2020

Consolidated Financial Comparison

Consolidated revenues were $49,389,000 and $49,942,000 for fiscal 2021 and 2020, respectively. This decrease of $553,000 (1%) was primarily from decreases in (i) Journal Technologies’ license and maintenance fees of $603,000 and consulting fees of $1,399,000, and (ii) the Traditional Business’ trustee sale notice advertising net revenues of $264,000, display advertising net revenues of $92,000 and circulation revenues of $514,000, partially offset by increases in (i) Journal Technologies’ public service fees of $1,249,000 and (ii) the Traditional Business’ classified advertising net revenues of $13,000, legal notice advertising net revenues of $663,000 and government notice advertising net revenues of $158,000.

Approximately 70% of the Company’s revenues during fiscal 2021 were derived from Journal Technologies, as compared with 71% in the prior fiscal year. In addition, the Company’s revenues have been primarily from the United States, with approximately 4% from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses decreased by $3,988,000 (8%) to $47,237,000 from $51,225,000. Total salaries and employee benefits decreased by $1,737,000 (5%) to $36,065,000 from $37,802,000 primarily resulting from lower headcount. Outside services decreased by $344,000 (10%) to $3,084,000 from $3,428,000 mainly because of decreased independent contractor costs for Journal Technologies. Postage and delivery expenses decreased by $58,000 (8%), and newsprint and printing expenses also decreased by $74,000 (11%) to $625,000 from $699,000 primarily resulting from reduced subscribers. Depreciation and amortization costs decreased by $44,000 (8%) to $480,000 from $524,000 because of more fully-depreciated assets. Rent expenses decreased by $326,000 (53%) to $286,000 from $612,000 because of the closures of the Colorado office in August 2020 and the Corona, California office in March 2021. Equipment maintenance and software decreased by $229,000 (18%) to $1,039,000 from $1,268,000 primarily resulted from reduced maintenance and software costs due to the above-mentioned office closures. Other general and administrative expenses decreased by $1,612,000 (42%) to $2,236,000 from $3,848,000 mainly resulting from reduced business travel expenses due to the pandemic.

The Company’s non-operating income, net of expenses, increased by $145,389,000 to a gain of $150,898,000 from $5,509,000 in the prior fiscal year primarily because of the realized gains on sales of marketable securities of $41,749,000 and the recording of net unrealized gains on marketable securities of $106,499,000 during fiscal 2021, as compared with realized gains of $4,193,000 and unrealized losses of $3,099,000 during the prior fiscal year.

During fiscal 2021, consolidated pretax income was $153,050,000, as compared to $4,226,000 in the prior fiscal year. There was consolidated net income of $112,900,000 ($81.77 per share) for fiscal 2021, as compared with $4,041,000 ($2.93 per share) in the prior fiscal year.

During fiscal 2021, the Company’s cash and cash equivalents and restricted cash decreased by $14,324,000 to $14,639,000 from $28,963,000, primarily because of the purchase of additional marketable securities. At September 30, 2021, the aggregate fair market value of the Company’s marketable securities was $347,573,000. These securities had approximately $244,093,000 of net unrealized gains before taxes of $64,115,000. They generated approximately $2,908,000 in dividends income during fiscal 2021, as compared with $4,965,000 in the prior fiscal year. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For fiscal 2021, the Company recorded a provision for income taxes of $40,150,000 on pretax income of $153,050,000.   The effective rate of 26% was higher than the statutory rate of 21% primarily due to the recording of (i) state taxes, which were offset by the dividends received deduction (“DRD”), resulting in a tax provision of $1,260,000 on pretax income before the unrealized and realized gains on marketable securities, (ii) a tax provision of $27,938,000 on the unrealized gains on marketable securities and (iii) a tax provision of $10,952,000 on the realized gains on marketable securities.  The Company was able to utilize all of its federal and certain state net operating losses (“NOLs”) carryforward in fiscal 2021.

For fiscal 2020, the Company recorded an income tax provision of $185,000 on pretax income of $4,226,000.  The effective tax rate was less than the statutory rate primarily due to the DRD, a benefit resulting from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and net state tax benefits.   The effective tax rate for fiscal 2020 was 4.4%, after including the DRD, the tax benefits from the CARES Act and state taxes.

The CARES Act, which was signed into law on March 27, 2020, contained two federal tax provisions beneficial to the Company: (i) net operating losses arising in tax years beginning in 2018, that were previously only available to be carried forward, were allowed to be carried back to the five previous years, and (ii) any alternative minimum tax credits carried forward from prior years could be claimed as a refund in years beginning in 2018. Consequently, the Company recorded a tax benefit, in fiscal 2020, resulting from carrying back a portion of the net operating loss generated in fiscal 2019 to fiscal 2014.  The Company received refunds for all taxes and alternative minimum taxes paid in fiscal 2014.  The tax benefit of $187,000 resulting from carrying back the net operating loss was primarily attributable to the difference in the federal tax rates of 34% in fiscal 2014 and 21% in fiscal 2019.

During fiscal 2020, the Company recorded net unrealized losses on marketable securities of $3,099,000. An income tax benefit of $1,371,000 resulting from these losses was recorded as a temporary difference in deferred income taxes. The Company also recorded a net gain of $4,193,000 on the sales of marketable securities.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2018 with regard to federal income taxes and fiscal 2017 for state income taxes.

The Traditional Business

The Traditional Business’ pretax income increased by $955,000 (187%) to $443,000 from a pretax loss of $512,000 in the prior fiscal year.

Advertising revenues increased by $531,000 (7%) to $7,635,000 from $7,104,000, primarily because of increased legal notice advertising net revenues of $663,000 mainly from fictitious business name publishing (as counties have tried to catch up with their backlogs), government notice advertising net revenues of $158,000 and classified advertising net revenues of $13,000. These increases were partially offset by decreased display advertising net revenues of $92,000 and trustee sale notice advertising net revenues of $264,000 primarily because of limited foreclosures due to the temporary halt or suspension of mortgage foreclosures in accordance with the federal COVID-19 related “Eviction and Foreclosure Orders” which started in February 2020 and expired in July 2021 with the eviction portion extended through the end of September 2021. In addition, although the national eviction ban has lapsed, many states or cities continue to have their own moratoriums. For example, Los Angeles County’s “COVID-19 Tenant Protection” essentially prevents evictions for residential and commercial tenants through January 31, 2022.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 43% during the twelve months ended September 30, 2021 as compared to the prior fiscal year, primarily because of limited foreclosures, as discussed above. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 87% of the total public notice advertising revenues in fiscal 2021. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 17% of the Company's total operating revenues in fiscal 2021 and 15% in 2020.

The Daily Journals accounted for about 91% of the Traditional Business’ total circulation revenues, which declined by $514,000 (10%) to $4,576,000 from $5,090,000. The court rule and judicial profile services generated about 6% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses decreased by $755,000 (5%) to $14,452,000 from $15,207,000, primarily resulting from reduced outside services.

Journal Technologies

During fiscal 2021, Journal Technologies’ business segment pretax income increased by $2,480,000 (322%) to $1,709,000 from a pretax loss of $771,000 in the prior fiscal year.

Revenues decreased by $753,000 (2%) to $34,494,000 from $35,247,000 in the prior fiscal year. Licensing and maintenance fees decreased by $603,000 (3%) to $21,044,000 from $21,647,000 primarily resulting from the reduction in legacy software products’ maintenance and support revenues as the Company ended effective July 1, 2021 the maintenance of these legacy software products, so as to focus on supporting the Company’s main eSeries products. Consulting fees decreased by $1,399,000 (18%) to $6,319,000 from $7,718,000 due to fewer go-lives. Other public service fees increased by $1,249,000 (21%) to $7,131,000 from $5,882,000 primarily due to increased traffic citation fee revenues and efiling fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period.

Operating expenses decreased by $3,233,000 (9%) to $32,785,000 from $36,018,000 primarily because of decreased personnel costs primarily due to lower headcount and reduced business travel expenses.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Liquidity and Capital Resources

During fiscal 2021, the Company’s cash and cash equivalents, restricted cash, and marketable security positions increased by $153,881,000, after additional net borrowing of $2,507,000 and net pretax unrealized gains on marketable securities of $106,499,000. Cash, cash equivalents and the proceeds from the sales of marketable securities were primarily used to purchase additional marketable securities of $64,990,000 and pay down the real estate loan principal of $131,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $103,480,000 and a market value of about $347,573,000 at September 30, 2021, generated approximately $2,908,000 in dividends income during fiscal 2021. These securities had approximately 244,093,000 of net unrealized gains before estimated taxes of $64,115,000 which will become due only when we sell securities in which there is unrealized appreciation.

Cash flows from operating activities increased by $950,000 during fiscal 2021 as compared to the prior fiscal year, primarily due to (i) decreases in the Company’s income tax receivable of $1,049,000 and deferred tax assets of $31,305,000, (ii) increases in the Company’s income tax payable of $6,244,000; accounts payable and accrued liabilities of $1,055,000 (because of the timing difference in remitting efiling fees to the courts) and the additional accrual to the long-term supplemental compensation accrual of $1,835,000 and (iii) a net increase in deferred revenues of $757,000. This was partially offset by (i) a decrease in net income of $38,295,000, excluding the additional realized gains on sales of marketable securities of $37,556,000 and increases in unrealized gains on marketable securities of $109,598,000 and (ii) an increase in accounts receivable of $3,106,000 primarily resulting from more billings. Cash provided from operating activities of $3,286,000 included net decreases of $1,051,000 in total current and long-term deferred revenues of $18,325,000.

As of September 30, 2021, the Company had working capital of $338,324,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $17,330,000.

The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operations and its current working capital and expects that any such cash flows will be invested in its businesses. The Company may or may not have the ability to borrow additional amounts against its marketable securities and, among other possibilities, it may be required to consider selling some of those securities to generate cash if needed to fund ongoing operations. The amount available for borrowing is based on the market value of the Company’s investment portfolio and fluctuates depending on the value of the underlying securities.  In addition, the Company could be subject to margin calls should the balance of the investment decrease significantly.  (Also see “Risks Associated with Our Holdings of Marketable Securities” mentioned above.)

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

ASC 820, Fair Value Measurement and Disclosures, requires the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of its investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company made no transfers in and out of Level 1 and Level 2 measurements in fiscal years 2021 and 2020. During that time all of the Company’s investments have been quoted on public markets and, therefore, all fair value calculations have been based on Level 1 measurements. The estimated Incentive Plan’s future commitment is calculated using Level 3 inputs, based on an average of the prior fiscal year (fiscal 2020) and the current year’s pretax earnings before certain items, discounted to the present value at 6% since each granted Incentive Plan Unit will expire over its remaining life term of up to 10 years.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Daily Journal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation (the Company) as of September 30, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Software Revenue Recognition

As discussed in Notes 2 to the consolidated financial statements, the Company generates revenue from the sale of products that include software licenses, maintenance, support fees, and services. The Company’s contracts with customers often include promises to transfer multiple products and services to a customer related to the Journal Technologies segment. Arrangements with customers can involve multiple performance obligations and rights.  The Company recognized $21.04 million of licensing and maintenance fees for the year ended September 30, 2021.

We identified the evaluation of the Company’s analysis of terms and conditions in significant software and license contracts with customers and their effect on revenue recognition as a critical audit matter. Complex auditor judgment was required to assess the Company’s determination of the performance obligations and allocation of transaction price.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s revenue recognition policy and evaluated for appropriateness

●

Evaluating the design and implementation of certain internal controls related to the Company’s revenue recognition process, including controls related to the Company’s analysis of terms and conditions in software and license contracts with customers and their effect on revenue recognition.

●	Inquiring of personnel outside of the accounting function to corroborate our understanding of certain terms and conditions for a selection of revenue transactions.

●

Testing a sample of software and license transactions by inspecting the underlying customer agreements and invoices, and evaluating the Company’s recognition in accordance with revenue recognition policy.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2016.

Los Angeles, California

December 17, 2021

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	September 30
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$12,596,000	$26,922,000
Restricted cash	2,043,000	2,041,000
Marketable securities at fair value -- common stocks	347,573,000	179,368,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at September 30, 2021 and 2020	9,524,000	6,727,000
Inventories	43,000	36,000
Prepaid expenses and other current assets	557,000	613,000
Income tax receivable	---	601,000
Total current assets	372,336,000	216,308,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,499,000	16,572,000
Furniture, office equipment and computer software	1,688,000	1,782,000
Machinery and equipment	1,524,000	1,524,000
	19,711,000	19,878,000
Less accumulated depreciation	(9,706,000)	(9,422,000)
	10,005,000	10,456,000
Operating lease right-of-use assets	215,000	140,000
Deferred income taxes	8,021,000	11,671,000
	$390,577,000	$238,575,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,239,000	$3,926,000
Accrued liabilities	6,052,000	5,005,000
Income tax payable	6,244,000	---
Note payable collateralized by real estate	147,000	133,000
Deferred subscriptions	2,694,000	2,899,000
Deferred consulting fees	5,498,000	4,868,000
Deferred maintenance agreements and others	9,138,000	11,159,000
Total current liabilities	34,012,000	27,990,000

Long term liabilities
Investment margin account borrowings	32,000,000	29,493,000
Note payable collateralized by real estate	1,431,000	1,576,000
Deferred maintenance agreements	995,000	450,000
Accrued liabilities	3,383,000	1,455,000
Deferred income taxes	64,115,000	35,870,000
Total long term liabilities	101,924,000	68,844,000

Commitments and contingencies (Notes 4 and 5)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at September 30, 2021 and September 30, 2020	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	252,872,000	139,972,000
Total shareholders' equity	254,641,000	141,741,000
	$390,577,000	$238,575,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2021	2020
Revenues
Advertising, net	$7,635,000	$7,104,000
Circulation	4,576,000	5,090,000
Advertising service fees and other	2,684,000	2,501,000
Licensing and maintenance fees	21,044,000	21,647,000
Consulting fees	6,319,000	7,718,000
Other public service fees	7,131,000	5,882,000
	49,389,000	49,942,000
Costs and expenses
Salaries and employee benefits	36,065,000	37,802,000
Outside services	3,084,000	3,428,000
Postage and delivery expenses	654,000	712,000
Newsprint and printing expenses	625,000	699,000
Depreciation and amortization	480,000	524,000
Equipment maintenance and software	1,039,000	1,268,000
Credit card merchant discount fees	1,831,000	1,393,000
Rent expenses	286,000	612,000
Accounting and legal fees	937,000	939,000
Other general and administrative expenses	2,236,000	3,848,000
	47,237,000	51,225,000
Income (loss) from operations	2,152,000	(1,283,000)
Other income (expenses)
Dividends and interest income	2,908,000	4,965,000
Other income	69,000	3,000
Net unrealized gains (losses) on investments	106,499,000	(3,099,000)
Interest expense on note payable collateralized by real estate and others	(94,000)	(119,000)
Interest expense on margin loans	(233,000)	(434,000)
Gains on sales of marketable securities, net	41,749,000	4,193,000
Income before taxes	153,050,000	4,226,000
Provision for income taxes	(40,150,000)	(185,000)
Net income	$112,900,000	$4,041,000
Weighted average number of common shares outstanding – basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$81.77	$2.93

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2019	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$135,931,000	$137,700,000
Net income	---	---	---	---	---	4,041,000	4,041,000
Balance at September 30, 2020	1,805,053	18,000	(424,307)	(4,000)	1,755,000	139,972,000	141,741,000
Net income	---	---	---	---	---	112,900,000	112,900,000
Balance at September 30, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$252,872,000	$254,641,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2021	2020
Cash flows from operating activities
Net income	$112,900,000	$4,041,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	480,000	524,000
Gains on sales of marketable securities, net	(41,749,000)	(4,193,000)
Deferred income taxes	31,895,000	590,000
Unrealized (gains) losses on marketable securities	(106,499,000)	3,099,000
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(2,797,000)	309,000
Inventories	(7,000)	4,000
Prepaid expenses and other current assets	56,000	(105,000)
Income tax receivable	601,000	(448,000)
Increase (decrease) in liabilities
Accounts payable	313,000	(594,000)
Accrued liabilities	2,900,000	917,000
Income tax payable	6,244,000	---
Deferred subscriptions	(205,000)	(296,000)
Deferred consulting fees	630,000	156,000
Deferred maintenance agreements and others	(1,476,000)	(1,668,000)
Net cash provided by operating activities	3,286,000	2,336,000

Cash flows from investing activities
Sales of marketable securities	45,033,000	16,307,000
Purchases of marketable securities	(64,990,000)	---
Purchases of property, plant and equipment, net	(29,000)	(184,000)
Net cash (used in) provided by investing activities	(19,986,000)	16,123,000

Cash flows from financing activities
Proceeds from margin loan borrowing	17,000,000	1,000,000
Payment to margin loan borrowing	(14,493,000)	(1,000,000)
Payment of real estate loan principal	(131,000)	(126,000)
Net cash provided by (used in) financing activities	2,376,000	(126,000)

(Decrease) increase in cash and cash equivalents and restricted cash	(14,324,000)	18,333,000

Cash and cash equivalents and restricted cash
Beginning of year	28,963,000	10,630,000
End of year	$14,639,000	$28,963,000

Interest paid during year	$329,000	$529,000
Income taxes paid (refunded) during year	$1,946,000	$(47,000)

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

Restricted Cash:    The Company considers cash to be restricted when withdrawal or general use is legally restricted. Restricted cash of $2,043,000 and $2,041,000 at September 30, 2021 and 2020, respectively, represents cash held to secure two letters of credit issued by a bank for a software installation contract in Australia.

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in marketable securities, all categorized as “available-for-sale” and stated at fair market value. In fiscal 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires an entity that holds financial assets or owes financial liabilities to, among other things, measure equity investments at fair value and recognize unrealized gains (losses) through net income (loss). Accordingly, the Company’s net income of $112,900,000 for fiscal 2021, included net unrealized gains on marketable securities of $106,499,000. In fiscal 2020, the Company’s net income of $4,041,000 included net unrealized losses on marketable securities of $3,099,000. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its marketable securities on a recurring basis pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures. At September 30, 2021, the aggregate fair market value of the Company’s marketable securities was $347,573,000. These marketable securities had approximately $244,093,000 of net unrealized gains before taxes of $64,115,000. Most of the unrealized net gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer. At September 30, 2020, the Company had marketable securities at fair market value of approximately $179,368,000, including approximately $137,593,000 of unrealized net gains before taxes of $35,870,000.

All marketable securities are classified as “Current assets” because they are available for sale at any time. During fiscal 2021, the Company sold part of its marketable securities for approximately $45,033,000, realizing a total gain of approximately $41,749,000, and simultaneously bought some other companies’ marketable securities for an aggregated cost of approximately $64,990,000. During the prior fiscal year, the Company sold part of its marketable securities for $16,307,000, realizing a net gain of approximately $4,193,000.

Investment in Financial Instruments

	September 30, 2021			September 30, 2020
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$347,573,000	$103,480,000	$244,093,000	$179,368,000	$41,775,000	$137,593,000

As of September 30, 2021, there existed unrealized losses related to one of the newly acquired marketable securities.

Inventories: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current net realizable value.

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost or fair value for assets acquired in business combinations. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2021, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes. Depreciation and amortization expenses were $480,000 and $524,000 for fiscal 2021 and 2020, respectively.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were no such impairments identified during fiscal 2021 and 2020.

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

Approximately 70% and 71% of the Company’s revenues in fiscal 2021 and 2020, respectively, were derived from sales of software licenses, annual software licenses, maintenance and support agreements and consulting services that typically include implementation and training.

The change in allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Accounts Charged off less Recoveries	Balance at End of Year

Fiscal 2021
Allowance for doubtful accounts	$250,000	$(3,000)	$3,000	$250,000
Fiscal 2020
Allowance for doubtful accounts	$200,000	$116,000	$(66,000)	$250,000

Management Incentive Plan: In fiscal 1987, the Company implemented a Management Incentive Plan (the “Incentive Plan”) that entitles a participant to participate in pretax earnings before adjustment for certain items of the Company for ten years.

Certificate interests entitled participants to receive 4.96% and 7.51% (amounting to $332,940 and $502,700, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and certain other items, 12.33% and 9.78% (amounting to $255,300 and $0, respectively) for Journal Technologies and 12.24% and 8.2% (amounting to $1,049,750 and $452,900, respectively) for Daily Journal consolidated in fiscal 2021 and 2020, respectively. (During fiscal 2021, three employees were transferred from the “Daily Journal non-consolidated” program to the “Daily Journal consolidated” program.) The Company accrued $3,280,000 and $1,445,000 as of September 30, 2021 and 2020, respectively, for the Plan’s future commitment for those who will still have Certificates at the age of 65. This future commitment included an increase in the accrual in fiscal 2021 of $1,835,000 or $1.33 per outstanding share on an adjusted pretax basis as compared with an increase in fiscal 2020 of $1,215,000 or $.88 per outstanding share, in each case due to increased estimated future pretax income. The estimated Incentive Plan’s future commitment is calculated based on an average of the past year and the current year pretax earnings before certain items, discounted to the present value at 6% because each granted Certificate will expire over its remaining life term of up to 10 years.

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

Net income per common share: The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,380,746 for fiscal 2021 and 2020. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

Right-of-Use (ROU) Asset

At the beginning of fiscal 2020, the Company adopted ASU 2016-02, Leases (Topic 842) which requires that all leases be recognized by lessees on the balance sheet through a right-of-use (ROU) asset and corresponding lease liability, including today’s operating leases. There has been no significant impact on the Company’s financial condition, results of operations or disclosures. At September 30, 2021, the Company recorded a ROU asset and lease liability of approximately $215,000 for its operating office and equipment leases, including approximately $103,000 beyond one year.  Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities primarily consisted of accrued payroll at September 30, 2021 and 2020.

New Accounting Pronouncement:

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3. INCOME TAXES

The provision (benefit) from income taxes consists of the following:

	2021	2020
Current:
Federal	$5,420,000	$(420,000)
State	2,835,000	15,000
	8,255,000	(405,000)
Deferred:
Federal	24,385,000	808,000
State	7,510,000	(218,000)
	31,895,000	590,000
	$40,150,000	$185,000

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2021	2020

Statutory federal income tax rate	21.0%	21.0%
State franchise taxes (net of federal tax benefit)	5.2	5.6
Effect of state rate change on beginning balance of deferred tax liabilities	0.1	(9.4)
Business meals/gifts/other permanent differences	---	0.6
Dividends received deduction	(0.2)	(11.1)
Revenue recognized for book but not tax	---	0.4
Foreign tax credits	---	(0.4)
CARES Act benefits	---	(4.4)
Others	0.1	2.1
Effective tax rate	26.2%	4.4%

The Company’s deferred income tax assets and liabilities were comprised of the following:

	2021	2020
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$1,603,000	$415,000
Impairment losses on marketable securities	113,000	1,016,000
Bad debt reserves not yet deductible	55,000	55,000
Depreciation and amortization	3,065,000	3,482,000
Deferred revenues	1,836,000	913,000
Goodwill	520,000	590,000
Net operating losses	561,000	4,768,000
Credits and other	268,000	432,000
Total deferred tax assets	8,021,000	11,671,000

Deferred tax liabilities attributable to:
Unrealized gains on marketable securities	(64,115,000)	(35,870,000)
Net deferred income taxes	$(56,094,000)	$(24,199,000)

For fiscal 2021, the Company recorded a provision for income taxes of $40,150,000 on pretax income of $153,050,000.   The effective rate of 26% was higher than the statutory rate of 21% primarily due to the recording of (i) state taxes, which were offset by the dividends received deduction, resulting in a tax provision of $1,260,000 on pretax income before the unrealized and realized gains on marketable securities, (ii) a tax provision of $27,938,000 on the unrealized gains on marketable securities and (iii) a tax provision of $10,952,000 on the realized gains on marketable securities.

For fiscal 2020, the Company recorded an income tax provision of $185,000 on pretax income of $4,226,000.  The effective tax rate was less than the statutory rate primarily due to the DRD, a benefit resulting from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and net state tax benefits.   The effective tax rate for fiscal 2020 was 4.4%, after including the DRD, the tax benefits from the CARES Act and state taxes.

The CARES Act, which was signed into law on March 27, 2020, contained two federal tax provisions beneficial to the Company: (i) net operating losses arising in tax years beginning in 2018, that were previously only available to be carried forward, were allowed to be carried back to the five previous years, and (ii) any alternative minimum tax credits carried forward from prior years could be claimed as a refund in years beginning in 2018. Consequently, the Company recorded a tax benefit, in fiscal 2020, resulting from carrying back a portion of the net operating loss generated in fiscal 2019 to fiscal 2014.  The Company received refunds for all taxes and alternative minimum taxes paid in fiscal 2014.  The tax benefit of $187,000 resulting from carrying back the net operating loss was primarily attributable to the difference in the federal tax rates of 34% in fiscal 2014 and 21% in fiscal 2019.

During fiscal 2020, the Company recorded net unrealized losses on marketable securities of $3,099,000. An income tax benefit of $1,371,000 resulting from these losses was recorded as a temporary difference in deferred income taxes. The Company also recorded a net gain of $4,193,000 on the sales of marketable securities.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2018 with regard to federal income taxes and fiscal 2017 for state income taxes.

The Company is utilizing all of its federal and certain state net operating losses in fiscal 2021. California has suspended the use of NOLs for fiscal years beginning in 2020, 2021 and 2022. As a result, the Company has $5.5 million of California NOLs expiring in fiscal years 2038 and 2039. The Company also has NOLs in other states, expiring as follows:

Fiscal Year ended	California NOLs		Other State NOLs

September 30, 2032	$	---	$.1
September 30, 2037		---	.1
September 30, 2038		4.8	.2
September 30, 2039		.7	.1
No expiration		---	1.9
Total		$5.5	$2.4

4. DEBTS AND COMMITMENTS

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2021 was .75%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining of its 10 years. This real estate loan had a balance of approximately $1.58 million as of September 30, 2021. Each monthly installment payment is about $16,700.

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through October 2023.

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses, inclusive of these expenses, for fiscal years 2021 and 2020 were $286,000 and $612,000, respectively.

The following table represents the Company’s future obligations

	Payments due by Fiscal Year
	2022	2023	2024	2025	2026	2027 and after	Total
Real estate loan	$148,000	$153,000	$158,000	$164,000	$169,000	$786,000	$1,578,000
Obligations under operating leases	155,000	67,000	3,000	---	---	---	225,000
Long-term accrued liabilities*	---	1,102,000	539,000	424,000	377,000	838,000	3,280,000
	$303,000	$1,322,000	$700,000	$588,000	$546,000	$1,624,000	$5,083,000

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

Additional details about each of the reportable segments and its corporate income and expenses is set forth below:

Overall Financial Results (000)
For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2021	2020	2021		2020		2021		2020		2021	2020
Revenues
Advertising	$7,635	$7,104	$	---	$	---	$	---	$	---	$7,635	$7,104
Circulation	4,576	5,090		---		---		---		---	4,576	5,090
Advertising service fees and other	2,684	2,501		---		---		---		---	2,684	2,501
Licensing and maintenance fees	---	---		21,044		21,647		---		---	21,044	21,647
Consulting fees	---	---		6,319		7,718		---		---	6,319	7,718
Other public service fees	---	---		7,131		5,882		---		---	7,131	5,882
Total operating revenues	14,895	14,695		34,494		35,247		---		---	49,389	49,942
Operating expenses
Salaries and employee benefits	10,021	10,420		26,044		27,382		---		---	36,065	37,802
Others	4,431	4,787		6,741		8,636		---		---	11,172	13,423
Total operating expenses	14,452	15,207		32,785		36,018		---		---	47,237	51,225
Income (loss) from operations	443	(512)		1,709		(771)		---		---	2,152	(1,283)

Dividends and interest income	---	---		---		---		2,908		4,965	2,908	4,965
Other income	---	---		---		---		69		3	69	3
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(94)		(119)	(94)	(119)
Interest expense on margin loans	---	---		---		---		(233)		(434)	(233)	(434)
Gains on sales of marketable securities, net	---	---		---		---		41,749		4,193	41,749	4,193
Net unrealized gains (losses) on marketable securities	---	---		---		---		106,499		(3,099)	106,499	(3,099)
Pretax income (loss)	443	(512)		1,709		(771)		150,898		5,509	153,050	4,226
Income tax (expense) benefit	(115)	100		(425)		100		(39,610)		(385)	(40,150)	(185)
Net income (loss)	$328	$(412)		$1,284		$(671)		$111,288		$5,124	$112,900	$4,041
Total assets	$22,412	$35,896		$20,480		$22,277		$347,685		$180,402	$390,577	$238,575
Capital expenditures	$22	$121		$7		$63		---		---	$29	$184

During fiscal 2021 and 2020, the Traditional Business had total operating revenues of $14,895,000 and $14,695,000 of which $10,319,000 and $9,605,000, respectively, were recognized after services were provided while $4,576,000 and $5,090,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for the Company’s software business were $34,494,000 and $35,247,000, of which $14,787,000 and $14,025,000, respectively, were recognized upon completion of services while $19,707,000 and $21,222,000, respectively, were recognized ratably over the subscription periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Gerald L. Salzman, its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021.  Based on that evaluation, management concluded that its disclosure controls and procedures were not effective as of September 30, 2021. There exist material weaknesses in its internal control over financial reporting because the Company does not segregate duties to the extent it could if it had more people and the Company does not have sufficient controls to support an effective management assessment of internal control over financial reporting.

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

Ineffective management assessment of internal control over financial reporting: The Company does not have an internal audit group due to the small size of its accounting department, and we have not sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls. Hiring an outside firm would certainly help complete the documentation of the internal control assessment to the level required by the COSO framework, but the Company questions whether that would be a wise use of shareholders’ money.

Recognizing our deficiencies, we use mitigating controls, including a variety of internal procedures to check and double-check the areas where one person is responsible for multiple duties. Among other things, the Company’s monitoring activities include monthly review and comparative analysis of financial, production and public information with prior periods by the Company’s department supervisors, the CEO/CFO and the Board of Directors. We will continue to review our compensating controls and procedures in our efforts to mitigate or remediate the above mentioned material weaknesses.

In addition, we believe our most important internal control is our hiring and retention of honest and capable people, whom we trust to do their jobs well. Accordingly, we believe our overall internal control environment is sufficient for a company of our size.

In the context of the COSO 2013 Framework, however, we believe that the above-mentioned control deficiencies constitute material weaknesses, and therefore we must conclude that our internal control over financial reporting was not effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

Except as described above under Management’s Report on Internal Control over Financial Reporting, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in February 2022 (the “Proxy Statement”), which Proxy Statement will be filed with the SEC within 120 days after September 30, 2021, is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, Chief Financial Officer and Controller. The Company’s Code of Ethics was filed as Exhibit 14 to the fiscal 2020 Form 10-K.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended September 30, 2021 and 2020
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended September 30, 2021 and 2020
Notes to Consolidated Financial Statements
(2)	Exhibits
3.1	Articles of Incorporation of Daily Journal Corporation, as amended (*)
3.2	Amended and Restated Bylaws of Daily Journal Corporation (*)
4.1	Description of Common Stock of Daily Journal Corporation (~)
10.1

Form of Non-Negotiable Certificate Representing an Employee Participant Interest in the Daily Journal Corporation (“DJC”) Plan for Supplemental Compensation to an Employee as long as that Employee Remains Employed by DJC or one of its Subsidiaries, Based on Pre-tax Earnings of DJC and its Subsidiaries on a Consolidated Basis (~) (‡)

14	Daily Journal Corporation Code of Ethics (*)
21	Daily Journal Corporation’s List of Subsidiaries
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(*)	Filed as an Exhibit to the Company’s 2020 Annual Report on Form 10-K, field with the Securities and Exchange Commission on December 17, 2020
(~)	Filed as an Exhibit to the Company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 12, 2019
(‡)	Management Compensatory Plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

/s/ Gerald L. Salzman
By
Gerald L. Salzman
President
Date:	December 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles T. Munger	Chairman of the Board	December 17, 2021
Charles T. Munger
/s/ Gerald L. Salzman	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	December 17, 2021
Gerald L. Salzman
/s/ Peter Kaufman	Director	December 17, 2021
Peter Kaufman
/s/ Mary Conlin	Director	December 17, 2021
Mary Conlin