Form 10-Q
period 2021-12-31
DAILY JOURNAL CORP
filed 2022-02-11
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,380,746 shares outstanding at January 31, 2022

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets ‑
December 31, 2021 and September 30, 2021	3

Consolidated Statements of Income and Comprehensive Income ‑
Three months ended December 31, 2021 and 2020	4

Consolidated Statements of Shareholders' Equity ‑
Three months ended December 31, 2021 and 2020	5

Consolidated Statements of Cash Flows ‑
Three months ended December 31, 2021 and 2020	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	19

Part II Other Information

Item 6. Exhibits	20

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30
	2021	2021
ASSETS
Current assets
Cash and cash equivalents	$12,793,000	$12,596,000
Restricted cash	2,044,000	2,043,000
Marketable securities at fair value -- common stocks	395,284,000	347,573,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at December 31, 2021 and September 30, 2021	7,175,000	9,524,000
Inventories	55,000	43,000
Prepaid expenses and other current assets	523,000	557,000
Total current assets	417,874,000	372,336,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,499,000	16,499,000
Furniture, office equipment and computer software	1,688,000	1,688,000
Machinery and equipment	1,524,000	1,524,000
	19,711,000	19,711,000
Less accumulated depreciation	(9,810,000)	(9,706,000)
	9,901,000	10,005,000
Operating lease right-of-use assets	184,000	215,000
Deferred income taxes	8,048,000	8,021,000
	$436,007,000	$390,577,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,704,000	$4,239,000
Accrued liabilities	3,729,000	6,052,000
Income tax payable	18,771,000	6,244,000
Note payable collateralized by real estate	149,000	147,000
Deferred subscriptions	2,605,000	2,694,000
Deferred consulting fees	6,404,000	5,498,000
Deferred maintenance agreements and others	8,661,000	9,138,000
Total current liabilities	44,023,000	34,012,000

Long term liabilities
Investment margin account borrowings	69,014,000	32,000,000
Note payable collateralized by real estate	1,393,000	1,431,000
Deferred maintenance agreements and others	656,000	995,000
Accrued liabilities	3,227,000	3,383,000
Deferred income taxes	56,175,000	64,115,000
Total long term liabilities	130,465,000	101,924,000

Commitments and contingencies (Notes 9 and 10)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized;
1,805,053 shares issued, including 424,307 treasury shares, at December 31, 2021 and September 30, 2021	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	259,750,000	252,872,000
Total shareholders' equity	261,519,000	254,641,000
	$436,007,000	$390,577,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31
	2021	2020

Revenues
Advertising	$1,794,000	$1,692,000
Circulation	1,110,000	1,203,000
Advertising service fees and other	670,000	634,000
Licensing and maintenance fees	4,480,000	5,033,000
Consulting fees	1,761,000	244,000
Other public service fees	1,713,000	1,614,000
	11,528,000	10,420,000

Costs and expenses
Salaries and employee benefits	8,347,000	7,892,000
Outside services	924,000	723,000
Postage and delivery expenses	163,000	169,000
Newsprint and printing expenses	159,000	154,000
Depreciation and amortization	104,000	115,000
Equipment maintenance and software	240,000	253,000
Credit card merchant discount fees	411,000	450,000
Rent expenses	65,000	72,000
Accounting and legal fees	320,000	350,000
Other general and administrative expenses	739,000	557,000
	11,472,000	10,735,000
Income (loss) from operations	56,000	(315,000)
Other income (expense)
Dividends and interest income	875,000	638,000
Realized gains on sales of marketable securities	46,694,000	---
Net unrealized (losses) gains on marketable securities	(36,088,000)	81,212,000
Interest expense on margin loans and others	(86,000)	(64,000)
Interest expense on note payable collateralized by real estate	(13,000)	(21,000)
Income before income taxes	11,438,000	81,450,000
Income tax provisions	(4,560,000)	(22,180,000)
Net income	$6,878,000	$59,270,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net income per share	$4.98	$42.93

Comprehensive income	$6,878,000	$59,270,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$139,972,000	$141,741,000
Net income	---	---	---	---	---	59,270,000	59,270,000
Balance at December 31, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$199,242,000	$201,011,000

Balance at September 30, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$252,872,000	$254,641,000
Net income	---	---	---	---	---	6,878,000	6,878,000
Balance at December 31, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$259,750,000	$261,519,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2021	2020
Cash flows from operating activities
Net income	$6,878,000	$59,270,000
Adjustments to reconcile net income to net cash provided by (used in) operations
Depreciation and amortization	104,000	115,000
Net unrealized losses (gains) on marketable securities	36,088,000	(81,212,000)
Realized gains on sales of marketable securities	(46,694,000)	---
Deferred income taxes	(7,967,000)	22,172,000
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	2,349,000	(128,000)
Inventories	(12,000)	9,000
Prepaid expenses and other assets	3,000	131,000
Income tax receivable	---	4,000
Increase (decrease) in liabilities
Accounts payable	(535,000)	(243,000)
Accrued liabilities	(2,417,000)	(1,324,000)
Income tax payable	12,527,000	(315,000)
Deferred subscriptions	(89,000)	---
Deferred consulting fees	906,000	55,000
Deferred maintenance agreements and others	(816,000)	(1,317,000)
Net cash provided from (used in) operating activities	325,000	(2,783,000)

Cash flows from investing activities
Proceeds from sales of marketable securities	50,020,000	---
Purchases of marketable securities	(87,125,000)	---
Net cash used in investing activities	(37,105,000)	---

Cash flows from financing activities
Payment to margin loan principal	---	(14,493,000)
Borrowing from margin loan account	37,014,000	---
Payment of real estate loan principal	(36,000)	(23,000)
Net cash provided from (used in) financing activities	36,978,000	(14,516,000)

Increase (decrease) in cash and restricted cash and cash equivalents	198,000	(17,299,000)

Cash and restricted cash and cash equivalents
Beginning of period	14,639,000	28,963,000
End of period	$14,837,000	$11,664,000

Interest paid during period	$92,000	$90,000
Net income taxes paid	$ ---	$5,000

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

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of the Company, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including efiling and a website to pay traffic citations and fees online. These products are licensed in 30 states and internationally.

Essentially all of the Company’s U.S. operations are based in California, Arizona and Utah. The Company also has a presence in Australia where Journal Technologies is working on three software installation projects.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of December 31, 2021, its results of operations for the three-month periods ended December 31, 2021 and 2020, its consolidated statements of shareholders’ equity for the three months ended December 31, 2021 and 2020 and cash flows for the three months ended December 31, 2021 and 2020. The results of operations for the three months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 3 – New Accounting Pronouncement

No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

Note 4 – Right-of-Use (ROU) Asset

Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) requires that all leases be recognized by lessees on the balance sheet through a right-of-use (ROU) asset and corresponding lease liability, including today’s operating leases. At December 31, 2021, the Company recorded a right-of-use asset and lease liability of approximately $184,000 for its operating office and equipment leases, including approximately $77,000 beyond one year.  Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

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

Note 7 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of December 31, 2021 and September 30, 2021, there were net accumulated pretax unrealized gains of $208,005,000 and $244,093,000, respectively, recorded in the accompanying Consolidated Balance Sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

The Company adopted ASU No. 2016-01, Subtopic 825-10 in fiscal 2019. For the three months ended December 31, 2021, the Company recorded and included in its net income the net unrealized losses on marketable securities of $36,088,000, as compared with the net unrealized gains on marketable securities of $81,212,000, in the prior year period.

In December 2021, the Company sold part of its marketable securities for approximately $50,020,000, realizing gains on the sales of those marketable securities of $46,694,000, and simultaneously borrowed an additional $37,014,000 from the margin loan account to purchase additional marketable securities with a total cost of approximately $87,125,000. At December 31, 2021, there were unrealized losses of $29,921,000 related to these recently purchased marketable securities.

Investments in marketable securities as of December 31, 2021 and September 30, 2021 are summarized below.

Investment in Marketable Securities

	December 31, 2021			September 30, 2021
	Aggregate fair value	Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$395,284,000	$187,279,000	$208,005,000	$347,573,000	$103,480,000	$244,093,000

Note 8 - Income Taxes

For the three months ended December 31, 2021, the Company recorded a provision for income taxes of $4,560,000 on pretax income of $11,438,000.   The income tax provision consisted of a tax provision of $230,000 on income from operations, a tax benefit of $91,000 for the dividends received deduction and other permanent book and tax differences, a tax benefit of $9,747,000 on the unrealized losses on marketable securities, a tax provision of $12,612,000 on the realized gains on marketable securities and a tax provision of $1,556,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the three months ended December 31, 2021 was 40%, after including the taxes on the realized gains and unrealized losses on marketable securities.

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

Note 9 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of December 31, 2021 was .75%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining of its 10 years. This real estate loan had a balance of approximately $1.54 million as of December 31, 2021. Each monthly installment payment is about $16,600.

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

Note 11 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information regarding the Company’s reportable segments is shown in the following table:

Overall Financial Results (000)
For the three months ended December 31, 2021 and 2020

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2021	2020	2021		2020		2021		2020		2021	2020
Revenues
Advertising	$1,794	$1,692	$	---	$	---	$	---	$	---	$1,794	$1,692
Circulation	1,110	1,203		---		---		---		---	1,110	1,203
Advertising service fees and other	670	634		---		---		---		---	670	634
Licensing and maintenance fees	---	---		4,480		5,033		---		---	4,480	5,033
Consulting fees	---	---		1,761		244		---		---	1,761	244
Other public service fees	---	---		1,713		1,614		---		---	1,713	1,614
Total operating revenues	3,574	3,529		7,954		6,891		---		---	11,528	10,420
Operating expenses
Salaries and employee benefits	2,225	1,920		6,122		5,972		---		---	8,347	7,892
Others	843	1,061		2,282		1,782		---		---	3,125	2,843
Total operating expenses	3,068	2,981		8,404		7,754		---		---	11,472	10,735
Income (loss) from operations	506	548		(450)		(863)		---		---	56	(315)

Dividends and interest income	---	---		---		---		875		638	875	638
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(13)		(21)	(13)	(21)
Interest expense on margin loans	---	---		---		---		(86)		(64)	(86)	(64)
Gains on sales of marketable securities, net	---	---		---		---		46,694		---	46,694	---
Net unrealized gains (losses) on marketable securities	---	---		---		---		(36,088)		81,212	(36,088)	81,212
Pretax income (loss)	506	548		(450)		(863)		11,382		81,765	11,438	81,450
Income tax (expense) benefit	(205)	(110)		250		405		(4,605)		(22,475)	(4,560)	(22,180)
Net income (loss)	$301	$438		$(200)		$(458)		$6,777		$59,290	$6,878	$59,270
Total assets	$21,984	$21,799		$18,925		$19,923		$395,098		$261,621	$436,007	$303,343
Capital expenditures	---	---		---		---		---		---	---	---

During the three months ended December 31, 2021, the Traditional Business had total operating revenues of $3,574,000 with $2,464,000 recognized after services were provided and $1,110,000 recognized ratably over the publication subscription terms, as compared with total operating revenues of $3,529,000 with $2,326,000 recognized after services were provided and $1,203,000 recognized ratably over the publication subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $7,954,000 with $3,476,000 recognized upon completion of services and $4,478,000 recognized ratably over the subscription periods, as compared with total operating revenues of $6,891,000 with $1,869,000 recognized upon completion of services and $5,022,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 69% of the Company’s revenues during the three-month period ended December 31, 2021 were derived from Journal Technologies, as compared with 66% in the prior year period. In addition, the Company’s revenues have been primarily from the United States with approximately 6% from foreign countries during the three-months ended December 31, 2021. Journal Technologies’ revenues are primarily from governmental agencies.

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

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a software development company, and (2) Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including efiling and a website to pay traffic citations and fees online. These products are licensed in 30 states and internationally.

Impact of the COVID-19 Pandemic

On March 13, 2020, the United States declared the outbreak of COVID-19 to be a national emergency, and several states and municipalities also declared public health emergencies. Unprecedented actions were taken by public health and governmental authorities to contain and combat the spread of COVID-19, including “stay-at-home” orders and similar mandates that restricted the daily activities of individuals and limited the operation of businesses that were deemed “non-essential”. In addition, most of Journal Technologies’ customers, which are primarily courts and other governmental agencies in the United States, Canada and Australia, were either closed or significantly scaled back their activities. Similarly, many law firms and companies from which the Traditional Business derives advertising and subscription revenues also curtailed their in-person operations and spending.

Management believes that the COVID-19 pandemic has had, and, with the Delta and Omicron variant cases, will continue to have, a significant impact on the Company’s business operations. Among other things, dividends from the Company’s securities portfolio have declined and are expected to remain lower than in the past even though some banks have recently started to increase their dividends. It is also possible that governments may again take actions in response to the pandemic and new variants, such as the renewed closure, or scaling back of operations, of courts and other governmental agencies that are the customers of the Company. Furthermore, even as courts, governmental agencies and other businesses return to more normal operations, there are likely to be changes in those operations and personal behaviors going forward, including limitations on travel and more working from home, that will adversely affect the Company, its financial results and cash flows.

Due to the uncertainties associated with the duration and severity of the COVID-19 pandemic, the efforts to contain it, and the changes in business operations and personal behaviors that are likely to follow from it, management cannot at this point estimate the magnitude of its impact on the Company’s business operations. In recent years, the newspaper industry, including our Traditional Business, has declined, and we expect this general trend to continue due to the impacts of COVID-19 and its aftermath.

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

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies. Additional details about each of the reportable segments and its corporate income and expenses is set forth below:

Overall Financial Results (000)
For the three months ended December 31, 2021 and 2020

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2021	2020	2021		2020		2021		2020		2021	2020
Revenues
Advertising	$1,794	$1,692	$	---	$	---	$	---	$	---	$1,794	$1,692
Circulation	1,110	1,203		---		---		---		---	1,110	1,203
Advertising service fees and other	670	634		---		---		---		---	670	634
Licensing and maintenance fees	---	---		4,480		5,033		---		---	4,480	5,033
Consulting fees	---	---		1,761		244		---		---	1,761	244
Other public service fees	---	---		1,713		1,614		---		---	1,713	1,614
Total operating revenues	3,574	3,529		7,954		6,891		---		---	11,528	10,420
Operating expenses
Salaries and employee benefits	2,225	1,920		6,122		5,972		---		---	8,347	7,892
Others	843	1,061		2,282		1,782		---		---	3,125	2,843
Total operating expenses	3,068	2,981		8,404		7,754		---		---	11,472	10,735
Income (loss) from operations	506	548		(450)		(863)		---		---	56	(315)

Dividends and interest income	---	---		---		---		875		638	875	638
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(13)		(21)	(13)	(21)
Interest expense on margin loans	---	---		---		---		(86)		(64)	(86)	(64)
Gains on sales of marketable securities	---	---		---		---		46,694		---	46,694	---
Net unrealized (losses) gains on marketable securities	---	---		---		---		(36,088)		81,212	(36,088)	81,212
Pretax income (loss)	506	548		(450)		(863)		11,382		81,765	11,438	81,450
Income tax (expense) benefit	(205)	(110)		250		405		(4,605)		(22,475)	(4,560)	(22,180)
Net income (loss)	$301	$438		$(200)		$(458)		$6,777		$59,290	$6,878	$59,270
Total assets	$21,984	$21,799		$18,925		$19,923		$395,098		$261,621	$436,007	$303,343
Capital expenditures	---	---		---		---		---		---	---	---

Comparable three-month periods ended December 31, 2021 and 2020

Consolidated Financial Comparison

Consolidated revenues were $11,528,000 and $10,420,000 for the three months ended December 31, 2021 and 2020, respectively. This increase of $1,108,000 (11%) was primarily from increases in (i) Journal Technologies’ consulting fees of $1,517,000 and public service fees of $99,000, and (ii) the Traditional Business’ advertising net revenues of $102,000, partially offset by decreases in (i) Journal Technologies’ license and maintenance fees of $553,000 and (ii) the Traditional Business’ circulation revenues of $93,000.

Approximately 69% of the Company’s revenues during the three months ended December 31, 2021 were derived from Journal Technologies, as compared with 66% in the prior fiscal year period. In addition, the Company’s revenues have been primarily from the United States, with approximately 6% from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $737,000 (7%) to $11,472,000 from $10,735,000 for the three months ended December 31, 2021. Total salaries and employee benefits increased by $455,000 (6%) to $8,347,000 from $7,892,000 primarily because of annual salary adjustments. Outside services increased by $201,000 (28%) to $924,000 from $723,000 mainly because of increased third-party hosting fees which were billed to clients. Other general and administrative expenses increased by $182,000 (33%) to $739,000 from $557,000 mainly because there were increased business travel expenses as compared to the prior fiscal year period which had nominal business travels.

The Company’s non-operating income, net of expenses, decreased by $70,383,000 to a gain of $11,382,000 from $81,765,000 in the prior fiscal year period primarily because of the recording of net unrealized losses on marketable securities of $36,088,000 during the three months ended December 31, 2021 as compared with unrealized gains of $81,212,000 in the prior year period. This decrease was partially offset by the realized gains on sales of marketable securities of $46,694,000.

During the three months ended December 31, 2021, consolidated pretax income was $11,438,000, as compared to $81,450,000 in the prior fiscal year period. There was consolidated net income of $6,878,000 ($4.98 per share) for the three months ended December 31, 2021, as compared with $59,270,000 ($42.93 per share) in the prior fiscal year period.

At December 31, 2021, the aggregate fair market value of the Company’s marketable securities was $395,284,000. These securities had approximately $208,005,000 of net unrealized gains before taxes of $56,175,000. They generated approximately $875,000 in dividends income during the three months ended December 31, 2021, as compared with $638,000 in the prior fiscal year period. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the three months ended December 31, 2021, the Company recorded a provision for income taxes of $4,560,000 on pretax income of $11,438,000.   The income tax provision consisted of a tax provision of $230,000 on income from operations, a tax benefit of $91,000 for the dividends received deduction and other permanent book and tax differences, a tax benefit of $9,747,000 on the unrealized losses on marketable securities, a tax provision of $12,612,000 on the realized gains on marketable securities and a tax provision of $1,556,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the three months ended December 31, 2021 was 40%, after including the taxes on the realized gains and unrealized losses on marketable securities.

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

The Traditional Business

The Traditional Business’ pretax income decreased by $42,000 (8%) to $506,000 from $548,000 in the prior fiscal year period.

During the three months ended December 31, 2021, the Traditional Business had total operating revenues of $3,574,000, as compared with $3,529,000 in the prior fiscal year period. Advertising revenues increased by $102,000 (6%) to $1,794,000 from $1,692,000, primarily because of increased commercial advertising net revenues of $12,000, legal notice advertising net revenues of $35,000, government notice advertising net revenues of $8,000 and trustee sale notice advertising net revenues of $47,000 primarily resulting from the lifting of the foreclosure moratoriums relative to the “Eviction and Foreclosure Orders” and lenders’ processing files that were already in the pipeline when the pandemic struck. (The volume of new foreclosures is expected to remain relatively low through 2022 because of the good housing market.)

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company increased by 32% during the three months ended December 31, 2021 as compared to the prior fiscal year period, primarily because of the lifting of foreclosure moratoriums, as discussed above. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 86% of the total public notice advertising revenues during the three months ended December 31, 2021. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 18% of the Company's total operating revenues for the three months ended December 31, 2021 and 19% in the prior fiscal year period.

The Daily Journals accounted for about 92% of the Traditional Business’ total circulation revenues, which declined by $93,000 (8%) to $1,110,000 from $1,203,000. The court rule and judicial profile services generated about 6% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses increased by $87,000 (3%) to $3,068,000 from $2,981,000, primarily resulting from increased personnel costs.

Journal Technologies

During the three months ended December 31, 2021, Journal Technologies’ business segment pretax loss decreased by $413,000 (48%) to $450,000 from $863,000 in the prior fiscal year period.

Revenues increased by $1,063,000 (15%) to $7,954,000 from $6,891,000 in the prior fiscal year period. Licensing and maintenance fees decreased by $553,000 (11%) to $4,480,000 from $5,033,000 primarily resulting from the reduction in legacy software products’ maintenance and support revenues as the Company ended effective July 1, 2021 the maintenance of these legacy software products, so as to focus on supporting the Company’s main eSeries products. Consulting fees increased by $1,517,000 (622%) to $1,761,000 from $244,000 due to more go-lives. Other public service fees increased by $99,000 (6%) to $1,713,000 from $1,614,000 primarily due to increased traffic citation fee revenues and efiling fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period.

Operating expenses increased by $650,000 (8%) to $8,404,000 from $7,754,000 primarily because of increased personnel costs resulting from annual salary adjustments and increased third-party’s hosting fees which were billed to clients.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Liquidity and Capital Resources

For the three months ended December 31, 2021, the Company’s cash and cash equivalents, restricted cash, and marketable security positions increased by $47,909,000, after the sales of marketable securities of approximately $50,020,000 and additional net borrowing of $37,014,000 from the margin loan account, partially offset by the recording of net pretax unrealized losses on marketable securities of $36,088,000. Cash, cash equivalents, the proceeds from the sales of marketable securities and additional net borrowing were primarily used to purchase additional marketable securities of $87,125,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $187,279,000 and a market value of about $395,284,000 at December 31, 2021, generated approximately $875,000 in dividends income during the three months ended December 31, 2021. These securities had approximately $208,005,000 of net unrealized gains before estimated taxes of $56,175,000 which will become due only when we sell securities in which there is unrealized appreciation.

Cash flows from operating activities increased by $3,108,000 during the three months ended December 31, 2021 as compared to the prior fiscal year period, primarily due to (i) an increase in net income of $18,214,000, excluding the additional realized gains on sales of marketable securities of $46,694,000 and increases in unrealized losses on marketable securities of $117,300,000, (ii) decreases in the Company’s accounts receivable of $2,477,000 mainly resulting from more collections, (iii) increases in the Company’s income tax payable of $12,842,000 and (iv) a net increase in deferred revenues of $1,263,000. This was partially offset by (i) an increase in deferred tax assets of $30,139,000 and (ii) decreases in accounts payable and accrued liabilities of $1,385,000 (because of the timing difference in remitting efiling fees to the courts).

As of December 31, 2021, the Company had working capital of $373,851,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $17,670,000.

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

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that revenue recognition, accounting for software costs, fair value measurement and disclosures (including the long-term Incentive Plan liabilities) and income taxes are critical accounting policies and estimates.

The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2021. The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; the impacts of COVID-19 variants and the efforts to contain it on the Company’s customers, advertisers and subscribers, particularly the closure or scaling back of operations of courts, justice agencies and other businesses; a further decline in subscriber revenues; possible security breaches of the Company’s software or websites; the Company’s reliance on its president and chief executive officer, who continues to work a reduced schedule; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2021, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2021.

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

DATE: February 11, 2022