Form 10-Q
period 2022-03-31
DAILY JOURNAL CORP
filed 2022-05-12
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,380,746 shares outstanding at April 30, 2022

DAILY JOURNAL CORPORATION

INDEX

Page Nos.
PART I Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets ‑ March 31, 2022 and September 30, 2021	3

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income ‑ Three months ended March 31, 2022 and 2021	4

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income ‑ Six months ended March 31, 2022 and 2021	5

Consolidated Statements of Shareholders’ Equity ‑ Six months ended March 31, 2022 and 2021	6

Consolidated Statements of Cash Flows ‑ Six months ended March 31, 2022 and 2021	7

Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4. Controls and Procedures	24

Part II Other Information

Item 6. Exhibits	25

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$5,285,000	$12,596,000
Restricted cash	2,044,000	2,043,000
Marketable securities at fair value -- common stocks	354,521,000	347,573,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at March 31, 2022 and September 30, 2021	7,333,000	9,524,000
Inventories	51,000	43,000
Income tax receivable	3,501,000	---
Prepaid expenses and other current assets	568,000	557,000
Total current assets	373,303,000	372,336,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,440,000	16,499,000
Furniture, office equipment and computer software	1,691,000	1,688,000
Machinery and equipment	1,524,000	1,524,000
	19,655,000	19,711,000
Less accumulated depreciation	(9,874,000)	(9,706,000)
	9,781,000	10,005,000
Operating lease right-of-use assets	156,000	215,000
Deferred income taxes	6,850,000	8,021,000
	$390,090,000	$390,577,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,959,000	$4,239,000
Accrued liabilities	4,453,000	6,052,000
Income tax payable	---	6,244,000
Note payable collateralized by real estate	150,000	147,000
Deferred subscriptions	2,538,000	2,694,000
Deferred consulting fees	6,194,000	5,498,000
Deferred maintenance agreements and others	7,085,000	9,138,000
Total current liabilities	24,379,000	34,012,000

Long term liabilities
Investment margin account borrowings	75,000,000	32,000,000
Note payable collateralized by real estate	1,355,000	1,431,000
Deferred maintenance agreements and others	544,000	995,000
Accrued liabilities	1,281,000	3,383,000
Deferred income taxes	53,825,000	64,115,000
Total long term liabilities	132,005,000	101,924,000

Commitments and contingencies (Notes 9 and 10)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 424,307 treasury shares, at March 31, 2022 and September 30, 2021	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	231,937,000	252,872,000
Total shareholders' equity	233,706,000	254,641,000
	$390,090,000	$390,577,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended March 31
	2022	2021

Revenues
Advertising	$1,896,000	$1,762,000
Circulation	1,072,000	1,129,000
Advertising service fees and other	743,000	568,000
Licensing and maintenance fees	4,608,000	6,355,000
Consulting fees	669,000	2,305,000
Other public service fees	1,729,000	1,851,000
	10,717,000	13,970,000

Costs and expenses
Salaries and employee benefits	8,847,000	8,896,000
(Decrease) increase to the long-term supplemental compensation accrual	(1,920,000)	1,005,000
Outside services	914,000	719,000
Postage and delivery expenses	164,000	161,000
Newsprint and printing expenses	196,000	153,000
Depreciation and amortization	124,000	115,000
Equipment maintenance and software	378,000	395,000
Credit card merchant discount fees	409,000	485,000
Rent expenses	58,000	90,000
Accounting and legal fees	222,000	144,000
Other general and administrative expenses	952,000	502,000
	10,344,000	12,665,000
Income from operations	373,000	1,305,000
Other income (expense)
Dividends and interest income	2,113,000	649,000
Realized (losses) gains on sales of marketable securities	(32,445,000)	18,478,000
Net unrealized losses on marketable securities	(8,321,000)	(5,144,000)
Interest expense on margin loans and others	(150,000)	(64,000)
Interest expense on note payable collateralized by real estate	(13,000)	(13,000)

(Loss) income before income taxes	(38,443,000)	15,211,000
Income tax benefits (provisions)	10,630,000	(2,735,000)
Net (loss) income	$(27,813,000)	$12,476,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(20.14)	$9.04

Comprehensive (loss) income	$(27,813,000)	$12,476,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Six months ended March 31
	2022	2021

Revenues
Advertising	$3,690,000	$3,454,000
Circulation	2,182,000	2,332,000
Advertising service fees and other	1,413,000	1,202,000
Licensing and maintenance fees	9,088,000	11,388,000
Consulting fees	2,430,000	2,549,000
Other public service fees	3,442,000	3,465,000
	22,245,000	24,390,000

Costs and expenses
Salaries and employee benefits	17,324,000	17,038,000
(Decrease) increase to the long-term supplemental compensation accrual	(2,050,000)	755,000
Outside services	1,838,000	1,442,000
Postage and delivery expenses	327,000	330,000
Newsprint and printing expenses	355,000	307,000
Depreciation and amortization	228,000	230,000
Equipment maintenance and software	618,000	648,000
Credit card merchant discount fees	820,000	935,000
Rent expenses	123,000	162,000
Accounting and legal fees	542,000	494,000
Other general and administrative expenses	1,691,000	1,059,000
	21,816,000	23,400,000
Income from operations	429,000	990,000
Other income (expense)
Dividends and interest income	2,988,000	1,287,000
Realized gains on sales of marketable securities	14,249,000	18,478,000
Net unrealized (losses) gains on marketable securities	(44,409,000)	76,068,000
Interest expense on margin loans and others	(236,000)	(128,000)
Interest expense on note payable collateralized by real estate	(26,000)	(34,000)
(Loss) income before income taxes	(27,005,000)	96,661,000
Income tax benefits (provisions)	6,070,000	(24,915,000)
Net (loss) income	$(20,935,000)	$71,746,000

Weighted average number of common shares outstanding - basic and diluted	1,380,746	1,380,746
Basic and diluted net (loss) income per share	$(15.16)	$51.96

Comprehensive (loss) income	$(20,935,000)	$71,746,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$139,972,000	$141,741,000
Net income	---	---	---	---	---	59,270,000	59,270,000
Balance at December 31, 2020	1,805,053	18,000	(424,307)	(4,000)	1,755,000	199,242,000	201,011,000
Net income	---	---	---	---	---	12,476,000	12,476,000
Balance at March 31, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$211,718,000	$213,487,000

Balance at September 30, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$252,872,000	$254,641,000
Net income	---	---	---	---	---	6,878,000	6,878,000
Balance at December 31, 2021	1,805,053	18,000	(424,307)	(4,000)	1,755,000	259,750,000	261,519,000
Net loss	---	---	---	---	---	(27,813,000)	(27,813,000)
Balance at March 31, 2022	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$231,937,000	$233,706,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31
	2022	2021
Cash flows from operating activities
Net (loss) income	$(20,935,000)	$71,746,000
Adjustments to reconcile net (loss) income to net cash used in operations
Depreciation and amortization	227,000	230,000
Net unrealized losses (gains) on marketable securities	44,409,000	(76,068,000)
Realized gains on sales of marketable securities	(14,249,000)	(18,478,000)
Deferred income taxes	(9,119,000)	23,227,000
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	2,191,000	(2,702,000)
Inventories	(8,000)	6,000
Prepaid expenses and other assets	(70,000)	129,000
Income tax receivable	(3,501,000)	601,000
Increase (decrease) in liabilities
Accounts payable	(280,000)	(242,000)
Accrued liabilities	(3,583,000)	994,000
Income tax payable	(6,244,000)	1,548,000
Deferred subscriptions	(156,000)	(398,000)
Deferred consulting fees	696,000	16,000
Deferred maintenance agreements and others	(2,504,000)	(3,787,000)
Net cash used in operating activities	(13,126,000)	(3,178,000)

Cash flows from investing activities
Proceeds from sales of marketable securities	80,570,000	20,002,000
Purchases of marketable securities	(117,678,000)	(39,995,000)
Purchases of property, plant and equipment	(3,000)	(29,000)
Net cash used in investing activities	(37,111,000)	(20,022,000)

Cash flows from financing activities
Payment to margin loan principal	(14,000)	(14,493,000)
Borrowing from margin loan account	43,014,000	17,000,000
Payment of real estate loan principal	(73,000)	(59,000)
Net cash provided from financing activities	42,927,000	2,448,000

Decrease in cash and restricted cash and cash equivalents	(7,310,000)	(20,752,000)

Cash and restricted cash and cash equivalents
Beginning of period	14,639,000	28,963,000
End of period	$7,329,000	$8,211,000

Interest paid during period	$269,000	$163,000
Net income taxes paid (refunded)	$12,794,000	$(441,000)

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

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of the Company, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including efiling and a website to pay traffic citations and fees online. These products are licensed in approximately 30 states and internationally.

Essentially all of the Company’s U.S. operations are based in California, Arizona and Utah. The Company also has a presence in Australia where Journal Technologies is working on three software installation projects.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of March 31, 2022, its results of operations for the three- and six-month periods ended March 31, 2022 and 2021, its consolidated statements of shareholders’ equity for the six months ended March 31, 2022 and 2021 and cash flows for the six months ended March 31, 2022 and 2021. The results of operations for the six months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Note 4 – Right-of-Use (ROU) Asset

At March 31, 2022, the Company had a right-of-use asset and lease liability of approximately $156,000 for its operating office and equipment leases, including approximately $51,000 beyond one year.  Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

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

Note 7 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of March 31, 2022 and September 30, 2021, there were net accumulated pretax unrealized gains of $199,684,000 and $244,093,000, respectively, recorded in the accompanying Consolidated Balance Sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

For the six months ended March 31, 2022, the Company recorded and included in its net income the net unrealized losses on marketable securities of $44,409,000, as compared with the net unrealized gains on marketable securities of $76,068,000, in the prior year period.

In December 2021 and March 2022, the Company sold part of its marketable securities for approximately $80,570,000, realizing net gains on the sales of those marketable securities of $14,249,000, and borrowed an additional net $43,000,000 from the margin loan account to primarily purchase additional marketable securities with a total cost of approximately $117,678,000.

Investments in marketable securities as of March 31, 2022 and September 30, 2021 are summarized below.

Investment in Marketable Securities

	March 31, 2022			September 30, 2021
	Aggregate fair value	Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$354,521,000	$154,837,000	$199,684,000	$347,573,000	$103,480,000	$244,093,000

Note 8 - Income Taxes

 For the six months ended March 31, 2022, the Company recorded an income tax benefit of $6,070,000 on the pretax loss of $27,005,000.   The income tax benefit consisted of a tax benefit of $11,971,000 on the unrealized losses on marketable securities, a tax provision of $3,841,000 on the realized gains on marketable securities, a tax provision of $740,000 on income from operations, a tax benefit of $125,000 for the dividends received deduction and other permanent book and tax differences, and a tax provision of $1,445,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability.  Consequently, the overall effective tax rate for the six months ended March 31, 2022 was 22.5%, after including the taxes on the realized gains and unrealized losses on marketable securities.

For the six months ended March 31, 2021, the Company recorded a provision for income taxes of $24,915,000 on pretax income of $96,661,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2021 to pretax income before the realized and unrealized gains on investments for the six months ended March 31, 2021. The effective rate of 19.28% was lower than the statutory rate of 21% primarily due to the dividends received deduction, which was partially offset by state taxes, resulting in a tax provision of $408,000. In addition, the Company recorded a tax provision of $19,680,000 on the unrealized gains on marketable securities, a tax provision of $4,804,000 on the realized gain on marketable securities and a tax provision of $23,000 for the effect of a change in state apportionment on the beginning of the year deferred tax liability. The overall effective tax rate for the six months ended March 31, 2021 was 25.8%, after including the taxes on the realized and unrealized gains on marketable securities.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2018 with regard to federal income taxes and fiscal 2017 for state income taxes.

Note 9 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. There were also subsequent borrowings of net $45.5 million to purchase additional marketable securities bringing the margin loan balance up to $75 million as of March 31, 2022. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of March 31, 2022 was 1%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining of its 10 years. This real estate loan had a balance of approximately $1.5 million as of March 31, 2022. Each monthly installment payment is about $16,600. (In April 2022, the Company sold approximately 17,564 square feet of the land along the front of its Logan building to the City of Logan for approximately $381,000 in connection with the City of Logan’s street widening project.)

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

Note 11 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information regarding the Company’s reportable segments is shown in the following table:

Overall Financial Results (000)

For the six months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2022	2021	2022		2021		2022		2021		2022	2021
Revenues
Advertising	$3,690	$3,454	$	---	$	---	$	---	$	---	$3,690	$3,454
Circulation	2,182	2,332		---		---		---		---	2,182	2,332
Advertising service fees and other	1,413	1,202		---		---		---		---	1,413	1,202
Licensing and maintenance fees	---	---		9,088		11,388		---		---	9,088	11,388
Consulting fees	---	---		2,430		2,549		---		---	2,430	2,549
Other public service fees	---	---		3,442		3,465		---		---	3,442	3,465
Total operating revenues	7,285	6,988		14,960		17,402		---		---	22,245	24,390
Operating expenses
Salaries and employee benefits	4,730	4,606		12,594		12,432		---		---	17,324	17,038
(Decrease) increase to the long-term supplemental compensation accrual	(2,010)	755		(40)		---		---		---	(2,050)	755
Others	1,973	1,975		4,569		3,632		---		---	6,542	5,607
Total operating expenses	4,693	7,336		17,123		16,064		---		---	21,816	23,400
Income (loss) from operations	2,592	(348)		(2,163)		1,338		---		---	429	990

Dividends and interest income	---	---		---		---		2,988		1,287	2,988	1,287
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(26)		(34)	(26)	(34)
Interest expense on margin loans	---	---		---		---		(236)		(128)	(236)	(128)
Gains on sales of marketable securities, net	---	---		---		---		14,249		18,478	14,249	18,478
Net unrealized (losses) gains on marketable securities	---	---		---		---		(44,409)		76,068	(44,409)	76,068
Pretax income (loss)	2,592	(348)		(2,163)		1,338		(27,434)		95,671	(27,005)	96,661
Income tax (expense) benefit	(560)	160		705		(325)		5,925		(24,750)	6,070	(24,915)
Net income (loss)	$2,032	$(188)		$(1,458)		$1,013		$(21,509)		$70,921	$(20,935)	$71,746
Total assets	$19,924	$14,586		$15,830		$21,639		$354,336		$294,420	$390,090	$330,645
Capital expenditures	---	$22		$3		$7		---		---	$3	$29

Overall Financial Results (000)

For the three months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2022	2021	2022		2021		2022		2021		2022	2021
Revenues
Advertising	$1,896	$1,762	$	---	$	---	$	---	$	---	$1,896	$1,762
Circulation	1,072	1,129		---		---		---		---	1,072	1,129
Advertising service fees and other	743	568		---		---		---		---	743	568
Licensing and maintenance fees	---	---		4,608		6,355		---		---	4,608	6,355
Consulting fees	---	---		669		2,305		---		---	669	2,305
Other public service fees	---	---		1,729		1,851		---		---	1,729	1,851
Total operating revenues	3,711	3,459		7,006		10,511		---		---	10,717	13,970
Operating expenses
Salaries and employee benefits	2,415	2,436		6,432		6,460		---		---	8,847	8,896
(Decrease) increase to the long-term supplemental compensation accrual	(1,920)	1,005		---		---		---		---	(1,920)	1,005
Others	1,130	914		2,287		1,850		---		---	3,417	2,764
Total operating expenses	1,625	4,355		8,719		8,310		---		---	10,344	12,665
Income (loss) from operations	2,086	(896)		(1,713)		2,201		---		---	373	1,305

Dividends and interest income	---	---		---		---		2,113		649	2,113	649
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(13)		(13)	(13)	(13)
Interest expense on margin loans	---	---		---		---		(150)		(64)	(150)	(64)
(Losses) gains on sales of marketable securities	---	---		---		---		(32,445)		18,478	(32,445)	18,478
Net unrealized losses on marketable securities	---	---		---		---		(8,321)		(5,144)	(8,321)	(5,144)
Pretax income (loss)	2,086	(896)		(1,713)		2,201		(38,816)		13,906	(38,443)	15,211
Income tax (expense) benefit	(355)	270		455		(730)		10,530		(2,275)	10,630	(2,735)
Net income (loss)	$1,731	$(626)		$(1,258)		$1,471		$(28,286)		$11,631	$(27,813)	$12,476
Total assets	$19,924	$14,586		$15,830		$21,639		$354,336		$294,420	$390,090	$330,645
Capital expenditures	---	$22		$3		$7		---		---	$3	$29

During the six months ended March 31, 2022, the Traditional Business had total operating revenues of $7,285,000 with $5,103,000 recognized after services were provided and $2,182,000 recognized ratably over the subscription terms, as compared with total operating revenues of $6,988,000 with $4,656,000 recognized after services were provided and $2,332,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $14,960,000 with $5,943,000 recognized upon completion of services and $9,017,000 recognized ratably over the subscription periods, as compared with total operating revenues of $17,402,000 with $6,717,000 recognized upon completion of services and $10,685,000 recognized ratably over the subscription periods in the prior fiscal year period.

During the three months ended March 31, 2022, the Traditional Business had total operating revenues of $3,711,000 with $2,639,000 recognized after services were provided and $1,072,000 recognized ratably over the subscription terms, as compared with total operating revenues of $3,459,000 with $2,330,000 recognized after services were provided and $1,129,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $7,006,000 with $2,467,000 recognized upon completion of services and $4,539,000 recognized ratably over the subscription periods, as compared with total operating revenues of $10,511,000 with $4,848,000 recognized upon completion of services and $5,663,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 67% of the Company’s revenues during the six-month period ended March 31, 2022 were derived from Journal Technologies, as compared with 71% in the prior year period. In addition, the Company’s revenues have been primarily from the United States with approximately 4% from foreign countries during the six-months ended March 31, 2022. Journal Technologies’ revenues are primarily from governmental agencies.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a software development company, and (2) Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including efiling and a website to pay traffic citations and fees online. These products are licensed in approximately 30 states and internationally.

Impact of the COVID-19 Pandemic

On March 13, 2020, the United States declared the outbreak of COVID-19 to be a national emergency, and several states and municipalities also declared public health emergencies. Unprecedented actions were taken by public health and other governmental authorities to contain and combat the spread of COVID-19, including “stay-at-home” orders and similar mandates that restricted the daily activities of individuals and limited the operation of businesses that were deemed “non-essential”. In addition, most of Journal Technologies’ customers, which are primarily courts and governmental agencies in the United States, Canada and Australia, were either closed or significantly scaled back their activities. Similarly, many law firms and companies from which the Traditional Business derives advertising and subscription revenues also curtailed their in-person operations and spending.

Management believes that the COVID-19 pandemic has had, and, with the Delta and Omicron variant cases, and the recently reported elevated and more contagious BA.2 and BA.2.12.1 sub-variant cases, will continue to have, a significant impact on the Company’s business operations. It is also possible that governments may again take actions in response to the pandemic and new variants and sub-variants, such as a renewed closure, or scaling back of operations, of courts and other governmental agencies that are the customers of the Company. Furthermore, even as courts, governmental agencies and other businesses return to more normal operations, there are likely to be changes in those operations and personal behaviors going forward, including limitations on travel and more working from home, which will adversely affect the Company, its financial results and cash flows.

Due to the uncertainties associated with the duration and severity of the COVID-19 pandemic, the efforts to contain it, and the related changes in business operations and personal behaviors, management cannot at this point estimate the magnitude of its impact on the Company’s business operations. In recent years, the newspaper industry, including our Traditional Business, has declined, and we expect this general trend to continue due to the impacts of COVID-19 and its aftermath, including fewer lawyers receiving our newspapers at their offices as they continue to work from home.

For Journal Technologies, there have been several delays or cancellations in government procurement processes. Also, although we have been able to complete some existing projects remotely, we have been delayed in finishing certain implementations and trainings because of our inability to work with clients in-person. Given that we are typically paid for implementation services upon “go-live” of a system, receipt of those revenues has been delayed.

Reportable Segments (for the six months ended March 31, 2022 and 2021)

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies. Additional details about each of the reportable segments and its corporate income and expenses is set forth below:

Overall Financial Results (000)

For the six months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2022	2021	2022		2021		2022		2021		2022	2021
Revenues
Advertising	$3,690	$3,454	$	---	$	---	$	---	$	---	$3,690	$3,454
Circulation	2,182	2,332		---		---		---		---	2,182	2,332
Advertising service fees and other	1,413	1,202		---		---		---		---	1,413	1,202
Licensing and maintenance fees	---	---		9,088		11,388		---		---	9,088	11,388
Consulting fees	---	---		2,430		2,549		---		---	2,430	2,549
Other public service fees	---	---		3,442		3,465		---		---	3,442	3,465
Total operating revenues	7,285	6,988		14,960		17,402		---		---	22,245	24,390
Operating expenses
Salaries and employee benefits	4,730	4,606		12,594		12,432		---		---	17,324	17,038
(Decrease) increase to the long-term supplemental compensation accrual	(2,010)	755		(40)		---		---		---	(2,050)	755
Others	1,973	1,975		4,569		3,632		---		---	6,542	5,607
Total operating expenses	4,693	7,336		17,123		16,064		---		---	21,816	23,400
Income (loss) from operations	2,592	(348)		(2,163)		1,338		---		---	429	990

Dividends and interest income	---	---		---		---		2,988		1,287	2,988	1,287
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(26)		(34)	(26)	(34)
Interest expense on margin loans	---	---		---		---		(236)		(128)	(236)	(128)
Gains on sales of marketable securities, net	---	---		---		---		14,249		18,478	14,249	18,478
Net unrealized (losses) gains on marketable securities	---	---		---		---		(44,409)		76,068	(44,409)	76,068
Pretax income (loss)	2,592	(348)		(2,163)		1,338		(27,434)		95,671	(27,005)	96,661
Income tax (expense) benefit	(560)	160		705		(325)		5,925		(24,750)	6,070	(24,915)
Net income (loss)	$2,032	$(188)		$(1,458)		$1,013		$(21,509)		$70,921	$(20,935)	$71,746
Total assets	$19,924	$14,586		$15,830		$21,639		$354,336		$294,420	$390,090	$330,645
Capital expenditures	---	$22		$3		$7		---		---	$3	$29

Comparable six-month periods ended March 31, 2022 and 2021

Consolidated Financial Comparison

Consolidated revenues were $22,245,000 and $24,390,000 for the six months ended March 31, 2022 and 2021, respectively. This decrease of $2,145,000 (9%) was primarily from decreases in (i) Journal Technologies’ license and maintenance fees of $2,300,000, consulting fees of $119,000 and public service fees of $23,000, and (ii) the Traditional Business’ circulation revenues of $150,000, partially offset by increases in the Traditional Business’ advertising net revenues of $236,000 and advertising service fees and other of $211,000.

Approximately 67% of the Company’s revenues during the six months ended March 31, 2022 were derived from Journal Technologies, as compared with 71% in the prior fiscal year period. In addition, the Company’s revenues have been primarily from the United States, with approximately 4% from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses decreased by $1,584,000 (7%) to $21,816,000 from $23,400,000 for the six months ended March 31, 2022. Total salaries and employee benefits increased by $286,000 (2%) to $17,324,000 from $17,038,000 primarily because of annual salary adjustments. Outside services increased by $396,000 (27%) to $1,838,000 from $1,442,000 mainly because of increased third-party hosting fees which were billed to clients. Newsprint and printing expenses increased by $48,000 (16%) to $355,000 from $307,000 primarily resulting from newsprint price increases and additional purchases of printing supplies. Other general and administrative expenses increased by $632,000 (60%) to $1,691,000 from $1,059,000 mainly because there were increased miscellaneous office equipment purchases and business travel expenses as compared to the prior fiscal year period. Accounting and legal fees increased by $48,000 (10%) to $542,000 from $494,000.

The Company’s non-operating income, net of expenses, decreased by $123,105,000 to a loss of $27,434,000 from a gain of $95,671,000 in the prior fiscal year period primarily because of the recordings of (i) net unrealized losses on marketable securities of $44,409,000 during the six months ended March 31, 2022 as compared with net unrealized gains of $76,068,000 in the prior year period, and (ii) realized net gains on sales of marketable securities of $14,249,000 during the six months ended March 31, 2022 as compared with $18,478,000 in the prior year period.

During the six months ended March 31, 2022, the Company’s consolidated pretax loss was $27,005,000, as compared to pretax income of $96,661,000 in the prior fiscal year period. There was consolidated net loss of $20,935,000 (-$15.16 per share) for the six months ended March 31, 2022, as compared with consolidated net income of $71,746,000 ($51.96 per share) in the prior fiscal year period.

At March 31, 2022, the aggregate fair market value of the Company’s marketable securities was $354,521,000. These securities had approximately $199,684,000 of net unrealized gains before taxes of $53,825,000. They generated approximately $2,988,000 in dividends income during the six months ended March 31, 2022, as compared with $1,287,000 in the prior fiscal year period. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

 For the six months ended March 31, 2022, the Company recorded an income tax benefit of $6,070,000 on the pretax loss of $27,005,000.   The income tax benefit consisted of a tax benefit of $11,971,000 on the unrealized losses on marketable securities, a tax provision of $3,841,000 on the realized gains on marketable securities, a tax provision of $740,000 on income from operations, a tax benefit of $125,000 for the dividends received deduction and other permanent book and tax differences, and a tax provision of $1,445,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability.  Consequently, the overall effective tax rate for the six months ended March 31, 2022 was 22.5%, after including the taxes on the realized gains and unrealized losses on marketable securities.

For the six months ended March 31, 2021, the Company recorded a provision for income taxes of $24,915,000 on pretax income of $96,661,000.   This was the net result of applying the effective tax rate anticipated for fiscal 2021 to pretax income before the realized and unrealized gains on investments for the six months ended March 31, 2021. The effective rate of 19.28% was lower than the statutory rate of 21% primarily due to the dividends received deduction, which was partially offset by state taxes, resulting in a tax provision of $408,000. In addition, the Company recorded a tax provision of $19,680,000 on the unrealized gains on marketable securities, a tax provision of $4,804,000 on the realized gain on marketable securities and a tax provision of $23,000 for the effect of a change in state apportionment on the beginning of the year deferred tax liability. The overall effective tax rate for the six months ended March 31, 2021 was 25.8%, after including the taxes on the realized and unrealized gains on marketable securities.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2018 with regard to federal income taxes and fiscal 2017 for state income taxes.

The Traditional Business (for the six-month periods ended March 31, 2022 and 2021)

The Traditional Business’ pretax income increased by $2,940,000 (845%) to $2,592,000 from a pretax loss of $348,000 in the prior fiscal year period, primarily resulting from a reduction to the long-term supplemental compensation accrual of $2,010,000 as compared with an increase of $755,000 in the prior fiscal year period.

During the six months ended March 31, 2022, the Traditional Business had total operating revenues of $7,285,000, as compared with $6,988,000 in the prior fiscal year period. Advertising revenues increased by $236,000 (7%) to $3,690,000 from $3,454,000, primarily because of increased commercial advertising net revenues of $52,000, legal notice advertising net revenues of $84,000 and trustee sale notice advertising net revenues of $126,000 primarily resulting from the lifting of the foreclosure moratoriums relative to the “Eviction and Foreclosure Orders” and lenders’ processing files that were already in the pipeline when the pandemic struck. These increases were offset by decreased government notice advertising net revenues of $26,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company increased by 70% during the six months ended March 31, 2022 as compared to the prior fiscal year period, primarily because of the lifting of foreclosure moratoriums, as discussed above. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 86% of the total public notice advertising revenues during the six months ended March 31, 2022. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 19% of the Company's total operating revenues for the six months ended March 31, 2022 and 16% in the prior fiscal year period.

The Daily Journals accounted for about 92% of the Traditional Business’ total circulation revenues, which declined by $150,000 (6%) to $2,182,000 from $2,332,000. The court rule and judicial profile services generated about 6% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $122,000 (2%) to $6,703,000 from $6,581,000, primarily resulting from the annual salary adjustments.

Journal Technologies (for the six-month periods ended March 31, 2022 and 2021)

During the six months ended March 31, 2022, Journal Technologies’ business segment pretax loss increased by $3,501,000 to $2,163,000 from pretax income of $1,338,000 in the prior fiscal year period.

Revenues decreased by $2,442,000 (14%) to $14,960,000 from $17,402,000 in the prior fiscal year period. Licensing and maintenance fees decreased by $2,300,000 (20%) to $9,088,000 from $11,388,000 primarily resulting from the reduction in legacy software products’ maintenance and support revenues as the Company ended effective July 1, 2021 the maintenance of these legacy software products, so as to focus on supporting the Company’s main eSeries products. Consulting fees decreased by $119,000 (5%) to $2,430,000 from $2,549,000. Other public service fees decreased by $23,000 (1%) to $3,442,000 from $3,465,000 primarily due to decreased traffic citation fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period.

Operating expenses increased by $1,059,000 (7%) to $17,123,000 from $16,064,000 primarily resulting from (i) increased third-party hosting fees which were billed to clients and (ii) additional miscellaneous office equipment purchases and increased business travel expenses.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Reportable Segments (for the three-month periods ended March 31, 2022 and 2021)

Overall Financial Results (000)

For the three months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2022	2021	2022		2021		2022		2021		2022	2021
Revenues
Advertising	$1,896	$1,762	$	---	$	---	$	---	$	---	$1,896	$1,762
Circulation	1,072	1,129		---		---		---		---	1,072	1,129
Advertising service fees and other	743	568		---		---		---		---	743	568
Licensing and maintenance fees	---	---		4,608		6,355		---		---	4,608	6,355
Consulting fees	---	---		669		2,305		---		---	669	2,305
Other public service fees	---	---		1,729		1,851		---		---	1,729	1,851
Total operating revenues	3,711	3,459		7,006		10,511		---		---	10,717	13,970
Operating expenses
Salaries and employee benefits	2,415	2,436		6,432		6,460		---		---	8,847	8,896
(Decrease) increase to the long-term supplemental compensation accrual	(1,920)	1,005		---		---		---		---	(1,920)	1,005
Others	1,130	914		2,287		1,850		---		---	3,417	2,764
Total operating expenses	1,625	4,355		8,719		8,310		---		---	10,344	12,665
Income (loss) from operations	2,086	(896)		(1,713)		2,201		---		---	373	1,305

Dividends and interest income	---	---		---		---		2,113		649	2,113	649
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(13)		(13)	(13)	(13)
Interest expense on margin loans	---	---		---		---		(150)		(64)	(150)	(64)
(Losses) gains on sales of marketable securities	---	---		---		---		(32,445)		18,478	(32,445)	18,478
Net unrealized (losses) on marketable securities	---	---		---		---		(8,321)		(5,144)	(8,321)	(5,144)
Pretax income (loss)	2,086	(896)		(1,713)		2,201		(38,816)		13,906	(38,443)	15,211
Income tax (expense) benefit	(355)	270		455		(730)		10,530		(2,275)	10,630	(2,735)
Net income (loss)	$1,731	$(626)		$(1,258)		$1,471		$(28,286)		$11,631	$(27,813)	$12,476
Total assets	$19,924	$14,586		$15,830		$21,639		$354,336		$294,420	$390,090	$330,645
Capital expenditures	---	$22		$3		$7		---		---	$3	$29

Comparable three-month periods ended March 31, 2022 and 2021

Consolidated Financial Comparison

Consolidated revenues were $10,717,000 and $13,970,000 for the three months ended March 31, 2022 and 2021, respectively. This decrease of $3,253,000 (23%) was primarily from decreases in (i) Journal Technologies’ license and maintenance fees of $1,747,000, consulting fees of $1,636,000 and public service fees of $122,000, and (ii) the Traditional Business’ circulation revenues of $57,000, partially offset by increases in the Traditional Business’ advertising net revenues of $134,000 and advertising service fees and other of $175,000.

Approximately 65% of the Company’s revenues during the three months ended March 31, 2022 were derived from Journal Technologies, as compared with 75% in the prior fiscal year period.

Consolidated operating expenses decreased by $2,321,000 (18%) to $10,344,000 from $12,665,000 for the three months ended March 31, 2022. Total salaries and employee benefits decreased by $49,000 to $8,847,000 from $8,896,000 primarily because of a reduced head-count. Outside services increased by $195,000 (27%) to $914,000 from $719,000 mainly because of increased third-party hosting fees which were billed to clients. Newsprint and printing expenses increased by $43,000 (28%) to $196,000 from $153,000 primarily resulting from newsprint price increases and additional purchases of printing supplies. Other general and administrative expenses increased by $450,000 (90%) to $952,000 from $502,000 mainly because there were increased miscellaneous office equipment purchases and business travel expenses as compared to the prior fiscal year period. Accounting and legal fees increased by $78,000 (54%) to $222,000 from $144,000.

The Company’s non-operating income, net of expenses, decreased by $52,722,000 to a loss of $38,816,000 from a gain of $13,906,000 in the prior fiscal year period primarily because of the recording of (i) net unrealized losses on marketable securities of $8,321,000 during the three months ended March 31, 2022 as compared with $5,144,000 in the prior fiscal year period and (ii) realized losses on sales of marketable securities of $32,445,000 during the three months ended March 31, 2022, as compared with realized gains of $18,478,000 in the prior fiscal year period.

During the three months ended March 31, 2022, consolidated pretax loss was $38,443,000, as compared to pretax income of $15,211,000 in the prior fiscal year period. There was consolidated net loss of $27,813,000 (-$20.14 per share) for the three months ended March 31, 2022, as compared with consolidated net income of $12,476,000 ($9.04 per share) in the prior fiscal year period.

The Traditional Business (for the three-month periods ended March 31, 2022 and 2021)

The Traditional Business’ pretax income increased by $2,982,000 to $2,086,000 from a pretax loss of $896,000 in the prior fiscal year period, primarily resulting from a reduction to the long-term supplemental compensation accrual of $1,920,000 as compared with an increase of $1,005,000 in the prior fiscal year period.

During the three months ended March 31, 2022, the Traditional Business had total operating revenues of $3,711,000, as compared with $3,459,000 in the prior fiscal year period. Advertising revenues increased by $134,000 (8%) to $1,896,000 from $1,762,000, primarily because of increased commercial advertising net revenues of $40,000, legal notice advertising net revenues of $49,000 and trustee sale notice advertising net revenues of $79,000 primarily resulting from the lifting of the foreclosure moratoriums. These increases were offset by decreased government notice advertising net revenues of $34,000.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $195,000 (6%) to $3,545,000 from $3,350,000, primarily resulting from additional purchases of printing supplies and miscellaneous office equipment.

Journal Technologies (for the three-month periods ended March 31, 2022 and 2021)

During the three months ended March 31, 2022, Journal Technologies’ business segment pretax loss increased by $3,914,000 to $1,713,000 from pretax income of $2,201,000 in the prior fiscal year period.

Revenues decreased by $3,505,000 (33%) to $7,006,000 from $10,511,000 in the prior fiscal year period. Licensing and maintenance fees decreased by $1,747,000 (27%) to $4,608,000 from $6,355,000 primarily resulting from the reduction in legacy software products’ maintenance and support revenues. Consulting fees decreased by $1,636,000 (71%) to $669,000 from $2,305,000 due to fewer go-lives. Other public service fees decreased by $122,000 (7%) to $1,729,000 from $1,851,000 primarily due to decreased traffic citation fee revenues.

Operating expenses increased by $409,000 (5%) to $8,719,000 from $8,310,000 primarily resulting from (i) increased third-party hosting fees which were billed to clients and (ii) additional miscellaneous office equipment purchases and increased business travel expenses.

Liquidity and Capital Resources

For the six months ended March 31, 2022, the Company’s cash and cash equivalents, restricted cash, and marketable security positions decreased by $362,000, after the sales of marketable securities of approximately $80,570,000 and additional net borrowing of $43,000,000 from the margin loan account, partially offset by the recording of net pretax unrealized losses on marketable securities of $44,409,000. Cash, cash equivalents, the proceeds from the sales of marketable securities and additional net borrowing were primarily used to purchase additional marketable securities of $117,678,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $154,837,000 and a market value of about $354,521,000 at March 31, 2022, generated approximately $2,988,000 in dividends income during the six months ended March 31, 2022. These securities had approximately $199,684,000 of net unrealized gains before estimated taxes of $53,825,000 which will become due only when we sell securities in which there is unrealized appreciation.

Cash flows from operating activities decreased by $9,948,000 during the six months ended March 31, 2022 as compared to the prior fiscal year period, primarily due to (i) increases in deferred tax assets of $32,346,000 and income tax receivable of $4,102,000, (ii) decreases in the Company’s income tax payable of $7,792,000 and (iii) decreases in accounts payable and accrued liabilities of $4,615,000 (because of the timing difference in remitting efiling fees to the courts). This was partially offset by (i) increases in net income of $32,025,000, excluding the increases in unrealized losses on marketable securities of $120,477,000 and decreases in realized net gains on sales of marketable securities of $4,229,000, and (ii) decreases in the Company’s accounts receivable of $4,893,000 mainly resulting from more collections and (iii) increases in deferred revenues of $2,205,000.

As of March 31, 2022, the Company had working capital of $348,924,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $15,817,000.

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

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2021, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended March 31, 2022.

PART II

Item 6. Exhibits

31	Certifications by Chief Financial Officer and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by Chief Financial Officer and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAILY JOURNAL CORPORATION
(Registrant)

/s/ Tu To

Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Steven Myhill-Jones

Interim Chief Executive Officer
Chairman of the Board
(Principal Executive Officer)

DATE: May 12, 2022