Form 10-Q
period 2022-06-30
DAILY JOURNAL CORP
filed 2022-08-12
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,377,026 shares outstanding at July 31, 2022

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets ‑ June 30, 2022 and September 30, 2021	3

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income ‑ Three months ended June 30, 2022 and 2021	4

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income ‑ Nine months ended June 30, 2022 and 2021	5

Consolidated Statements of Shareholders’ Equity ‑ Nine months ended June 30, 2022 and 2021	6

Consolidated Statements of Cash Flows ‑ Nine months ended June 30, 2022 and 2021	7

Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4. Controls and Procedures	25

Part II Other Information

Item 6. Exhibits	26

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$8,879,000	$12,596,000
Restricted cash	2,044,000	2,043,000
Marketable securities at fair value -- common stocks	341,855,000	347,573,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at June 30, 2022 and September 30, 2021	10,694,000	9,524,000
Inventories	70,000	43,000
Income tax receivable	3,950,000	---
Prepaid expenses and other current assets	552,000	557,000
Total current assets	368,044,000	372,336,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,330,000	16,499,000
Furniture, office equipment and computer software	1,702,000	1,688,000
Machinery and equipment	1,524,000	1,524,000
	19,556,000	19,711,000
Less accumulated depreciation	(9,947,000)	(9,706,000)
	9,609,000	10,005,000
Operating lease right-of-use assets	130,000	215,000
Deferred income taxes	6,791,000	8,021,000
	$384,574,000	$390,577,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,407,000	$4,239,000
Accrued liabilities	5,391,000	6,052,000
Income tax payable	---	6,244,000
Note payable collateralized by real estate	152,000	147,000
Deferred subscriptions	2,800,000	2,694,000
Deferred consulting fees	6,695,000	5,498,000
Deferred maintenance agreements and others	10,796,000	9,138,000
Total current liabilities	30,241,000	34,012,000

Long term liabilities
Investment margin account borrowings	75,000,000	32,000,000
Note payable collateralized by real estate	1,316,000	1,431,000
Deferred maintenance agreements and others	383,000	995,000
Accrued liabilities	3,250,000	3,383,000
Deferred income taxes	50,540,000	64,115,000
Total long term liabilities	130,489,000	101,924,000

Commitments and contingencies (Notes 10 and 11)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 428,027 and 424,307 treasury shares, at June 30, 2022 and September 30, 2021, respectively	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	222,075,000	252,872,000
Total shareholders' equity	223,844,000	254,641,000
	$384,574,000	$390,577,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended June 30
	2022	2021

Revenues
Advertising	$1,989,000	$2,195,000
Circulation	1,097,000	1,126,000
Advertising service fees and other	787,000	762,000
Licensing and maintenance fees	4,633,000	5,602,000
Consulting fees	2,267,000	2,100,000
Other public service fees	1,779,000	1,777,000
	12,552,000	13,562,000

Costs and expenses
Salaries and employee benefits	9,421,000	8,780,000
Increase to the long-term supplemental compensation accrual	1,985,000	655,000
Outside services	1,074,000	794,000
Postage and delivery expenses	165,000	160,000
Newsprint and printing expenses	174,000	162,000
Depreciation and amortization	73,000	114,000
Equipment maintenance and software	263,000	298,000
Credit card merchant discount fees	429,000	462,000
Rent expenses	64,000	66,000
Accounting and legal fees	206,000	252,000
Other general and administrative expenses	801,000	495,000
	14,655,000	12,238,000
(Loss) income from operations	(2,103,000)	1,324,000
Other income (expense)
Dividends and interest income	1,263,000	776,000
Gains on sale of land	272,000	---
Other income	---	69,000
Net unrealized (losses) gains on marketable securities	(12,666,000)	55,686,000
Interest expense on margin loans and others	(281,000)	(68,000)
Interest expense on note payable collateralized by real estate	(12,000)	(14,000)

(Loss) income before income taxes	(13,527,000)	57,773,000
Income tax benefits (provisions)	3,665,000	(15,200,000)
Net (loss) income	$(9,862,000)	$42,573,000

Weighted average number of common shares outstanding - basic and diluted	1,380,133	1,380,746
Basic and diluted net (loss) income per share	$(7.15)	$30.83

Comprehensive (loss) income	$(9,862,000)	$42,573,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Nine months ended June 30
	2022	2021
Revenues
Advertising	$5,679,000	$5,649,000
Circulation	3,279,000	3,458,000
Advertising service fees and other	2,200,000	1,964,000
Licensing and maintenance fees	13,721,000	16,990,000
Consulting fees	4,697,000	4,649,000
Other public service fees	5,221,000	5,242,000
	34,797,000	37,952,000

Costs and expenses
Salaries and employee benefits	26,745,000	25,818,000
(Decrease) increase to the long-term supplemental compensation accrual	(65,000)	1,410,000
Outside services	2,912,000	2,236,000
Postage and delivery expenses	492,000	490,000
Newsprint and printing expenses	529,000	469,000
Depreciation and amortization	301,000	344,000
Equipment maintenance and software	881,000	946,000
Credit card merchant discount fees	1,249,000	1,397,000
Rent expenses	187,000	228,000
Accounting and legal fees	748,000	746,000
Other general and administrative expenses	2,492,000	1,554,000
	36,471,000	35,638,000
(Loss) income from operations	(1,674,000)	2,314,000
Other income (expense)
Dividends and interest income	4,251,000	2,063,000
Gains on sale of land	272,000	---
Other income	---	69,000
Realized gains on sales of marketable securities	14,249,000	18,478,000
Net unrealized (losses) gains on marketable securities	(57,075,000)	131,754,000
Interest expense on margin loans and others	(517,000)	(196,000)
Interest expense on note payable collateralized by real estate	(38,000)	(48,000)
(Loss) income before income taxes	(40,532,000)	154,434,000
Income tax benefits (provisions)	9,735,000	(40,115,000)
Net (loss) income	$(30,797,000)	$114,319,000

Weighted average number of common shares outstanding - basic and diluted	1,380,542	1,380,746
Basic and diluted net (loss) income per share	$(22.31)	$82.80

Comprehensive (loss) income	$(30,797,000)	$114,319,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$139,972,000	$141,741,000
Net income	---	---	---	---	---	59,270,000	59,270,000
Balance at December 31, 2020	1,805,053	18,000	(424,307)	(4,000)	1,755,000	199,242,000	201,011,000
Net income	---	---	---	---	---	12,476,000	12,476,000
Balance at March 31, 2021	1,805,053	18,000	(424,307)	(4,000)	1,755,000	211,718,000	213,487,000
Net income	---	---	---	---	---	42,573,000	42,573,000
Balance at June 30, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$254,291,000	$256,060,000

Balance at September 30, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$252,872,000	$254,641,000
Net income	---	---	---	---	---	6,878,000	6,878,000
Balance at December 31, 2021	1,805,053	18,000	(424,307)	(4,000)	1,755,000	259,750,000	261,519,000
Net loss	---	---	---	---	---	(27,813,000)	(27,813,000)
Balance at March 31, 2022	1,805,053	$18,000	(424,307)	(4,000)	1,755,000	231,937,000	233,706,000
Receipt of donated treasury stock	---	---	(3,720)	---	---	---	---
Net loss	---	---	---	---	---	(9,862,000)	(9,862,000)
Balance at June 30, 2022	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$222,075,000	$223,844,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended June 30
	2022	2021
Cash flows from operating activities
Net (loss) income	$(30,797,000)	$114,319,000
Adjustments to reconcile net (loss) income to net cash (used in) provided from operations
Depreciation and amortization	301,000	344,000
Net unrealized losses (gains) on marketable securities	57,075,000	(131,754,000)
Realized gains on sales of marketable securities	(14,249,000)	(18,478,000)
Gains on sale of land	(272,000)	---
Deferred income taxes	(12,345,000)	38,556,000
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(1,170,000)	(3,288,000)
Inventories	(27,000)	(19,000)
Prepaid expenses and other assets	90,000	(16,000)
Income tax receivable	(3,950,000)	601,000
Increase (decrease) in liabilities
Accounts payable	168,000	96,000
Accrued liabilities	(794,000)	2,080,000
Income tax payable	(6,244,000)	375,000
Deferred subscriptions	106,000	(191,000)
Deferred consulting fees	1,197,000	131,000
Deferred maintenance agreements and others	1,046,000	(2,734,000)
Net cash (used in) provided from operating activities	(9,865,000)	22,000

Cash flows from investing activities
Proceeds from sales of marketable securities	80,570,000	20,002,000
Purchases of marketable securities	(117,678,000)	(39,995,000)
Sale of land	381,000	---
Purchases of property, plant and equipment	(14,000)	(29,000)
Net cash used in investing activities	(36,741,000)	(20,022,000)

Cash flows from financing activities
Payment to margin loan principal	(14,000)	(14,493,000)
Borrowing from margin loan account	43,014,000	17,000,000
Payment of real estate loan principal	(110,000)	(94,000)
Net cash provided from financing activities	42,890,000	2,413,000

Decrease in cash and restricted cash and cash equivalents	(3,716,000)	(17,587,000)

Cash and restricted cash and cash equivalents
Beginning of period	14,639,000	28,963,000
End of period	$10,923,000	$11,376,000

Interest paid during period	$509,000	$245,000
Net income taxes paid	$12,801,000	$580,000

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

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of June 30, 2022, its results of operations for the three- and nine-month periods ended June 30, 2022 and 2021, its consolidated statements of shareholders’ equity for the nine months ended June 30, 2022 and 2021 and cash flows for the nine months ended June 30, 2022 and 2021. The results of operations for the nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Note 4 – Right-of-Use (ROU) Asset

At June 30, 2022, the Company had a right-of-use asset and lease liability of approximately $130,000 for its operating office and equipment leases, including approximately $35,000 beyond one year.  Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

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

Note 6 - Treasury stock and net (loss) income per common share

In June 2022, the Company received from Director Charles T. Munger 3,720 shares of Daily Journal common stock as his gracious personal gift (worth approximately $1 million on the date of the gift) for the purpose of establishing a new senior management equity incentive plan. These donated shares are now considered treasury stock, and the Company accounted for them using the par method which resulted in an immaterial effected amount on Treasury Stock and Additional Paid-in Capital. In addition, the number of outstanding shares of the Company was reduced by these 3,720 shares to reflect the actual number of outstanding shares of 1,377,026 as of June 30, 2022. The net (loss) income per common share is based on the weighted average number of shares outstanding during the comparable financial periods. The shares used in the calculation were 1,380,542 and 1,380,133 for the nine- and three-month periods ended June 30, 2022 respectively. For both the nine- and three-month periods ended June 30, 2021, the weighted average number of shares outstanding was 1,380,746.

Note 7 - Basic and Diluted Net Income Per Share

The Company does not have any common stock equivalents, and therefore basic and diluted net income per share are the same.

Note 8 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of June 30, 2022 and September 30, 2021, there were net accumulated pretax unrealized gains of $187,018,000 and $244,093,000, respectively, recorded in the accompanying Consolidated Balance Sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

For the nine months ended June 30, 2022, the Company recorded and included in its net income the net unrealized losses on marketable securities of $57,075,000, as compared with the net unrealized gains on marketable securities of $131,754,000, in the prior year period.

In December 2021 and March 2022, the Company sold part of its marketable securities for approximately $80,570,000, realizing net gains of $14,249,000, and borrowed an additional net $43,000,000 from the margin loan account to primarily purchase additional marketable securities with a total cost of approximately $117,678,000.

Investments in marketable securities as of June 30, 2022 and September 30, 2021 are summarized below.

Investment in Marketable Securities

	June 30, 2022			September 30, 2021
	Aggregate fair value	Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$341,855,000	$154,837,000	$187,018,000	$347,573,000	$103,480,000	$244,093,000

Note 9 - Income Taxes

For the nine months ended June 30, 2022, the Company recorded an income tax benefit of $9,735,000 on the pretax loss of $40,532,000.   The income tax benefit consisted of a tax benefit of $15,425,000 on the unrealized losses on marketable securities and a benefit of $250,000 for the dividends received deduction and other permanent book and tax differences, offset by tax provisions of $3,850,000 on the realized gains on marketable securities, $500,000 on income from operations, and $1,590,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability.  Consequently, the overall effective tax rate for the nine months ended June 30, 2022 was 24%, after including the taxes on the realized gains and unrealized losses on marketable securities.

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

Note 10 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. There were also subsequent borrowings of net $45.5 million to purchase additional marketable securities bringing the margin loan balance up to $75 million as of June 30, 2022. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of June 30, 2022 was 2.25%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining 10 years. This real estate loan had a balance of approximately $1.47 million as of June 30, 2022. Each monthly installment payment is about $16,600. In April 2022, the Company sold approximately 17,564 square feet of the land along the front of its Logan building to the City of Logan for approximately $381,000 in connection with the City of Logan’s street widening project.

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

Note 12 - Operating Segments

The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies. All inter-segment transactions were eliminated. Summarized financial information regarding the Company’s reportable segments is shown in the following table:

Overall Financial Results (000)

For the nine months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2022	2021	2022		2021		2022		2021		2022	2021
Revenues
Advertising	$5,679	$5,649	$	---	$	---	$	---	$	---	$5,679	$5,649
Circulation	3,279	3,458		---		---		---		---	3,279	3,458
Advertising service fees and other	2,200	1,964		---		---		---		---	2,200	1,964
Licensing and maintenance fees	---	---		13,721		16,990		---		---	13,721	16,990
Consulting fees	---	---		4,697		4,649		---		---	4,697	4,649
Other public service fees	---	---		5,221		5,242		---		---	5,221	5,242
Total revenues	11,158	11,071		23,639		26,881		---		---	34,797	37,952
Operating expenses
Salaries and employee benefits	6,864	6,687		19,881		19,131		---		---	26,745	25,818
(Decrease) increase to the long-term supplemental compensation accrual	(25)	1,410		(40)		---		---		---	(65)	1,410
Others	2,877	2,904		6,914		5,506		---		---	9,791	8,410
Total operating expenses	9,716	11,001		26,755		24,637		---		---	36,471	35,638
Income (loss) from operations	1,442	70		(3,116)		2,244		---		---	(1,674)	2,314
Dividends and interest income	---	---		---		---		4,251		2,063	4,251	2,063
Gains on sale of land	---	---		---		---		272		---	272	---
Other income	---	---		---		---		---		69	---	69
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(38)		(48)	(38)	(48)
Interest expenses on margin loans	---	---		---		---		(517)		(196)	(517)	(196)
Net realized gains on sales of marketable securities	---	---		---		---		14,249		18,478	14,249	18,478
Net unrealized (losses) gains on marketable securities	---	---		---		---		(57,075)		131,754	(57,075)	131,754
Pretax income (loss)	1,442	70		(3,116)		2,244		(38,858)		152,120	(40,532)	154,434
Income tax (expense) benefit	(335)	(15)		985		(785)		9,085		(39,315)	9,735	(40,115)
Net income (loss)	$1,107	$55		$(2,131)		$1,459		$(29,773)		$112,805	$(30,797)	$114,319
Total assets	$22,091	$17,894		$20,814		$21,498		$341,669		$350,108	$384,574	$389,500
Capital expenditures	$4	$22		$10		$7	$	---	$	---	$14	$29

Overall Financial Results (000)

For the three months ended June 30

	Reportable Segments
	Traditional Business			Journal Technologies				Corporate income and expenses				Total
	2022	2021		2022		2021		2022		2021		2022	2021
Revenues
Advertising	$1,989		$2,195	$	---	$	---	$	---	$	---	$1,989		$2,195
Circulation	1,097		1,126		---		---		---		---	1,097		1,126
Advertising service fees and other	787		762		---		---		---		---	787		762
Licensing and maintenance fees	---		---		4,633		5,602		---		---	4,633		5,602
Consulting fees	---		---		2,267		2,100		---		---	2,267		2,100
Other public service fees	---		---		1,779		1,777		---		---	1,779		1,777
Total revenues	3,873		4,083		8,679		9,479		---		---	12,552		13,562
Operating expenses
Salaries and employee benefits	2,134		2,081		7,287		6,699		---		---	9,421		8,780
Increase to the long-term Supplemental compensation accrual	1,985		655		---		---		---		---	1,985		655
Others	904		929		2,345		1,874		---		---	3,249		2,803
Total operating expenses	5,023		3,665		9,632		8,573		---		---	14,655		12,238
Income (loss) from operations	(1,150)		418		(953)		906		---		---	(2,103)		1,324
Dividends and interest income	---		---		---		---		1,263		776	1,263		776
Gains on land sale	---		---		---		---		272		---	272		---
Other income	---		---		---		---		---		69	---		69
Interest expenses on note payable collateralized by real estate and other	---		---		---		---		(12)		(14)	(12)		(14)
Interest expenses on margin loans	---		---		---		---		(281)		(68)	(281)		(68)
Net unrealized (losses) gains on marketable securities	---		---		---		---		(12,666)		55,686	(12,666)		55,686
Pretax (loss) income	(1,150)		418		(953)		906		(11,424)		56,449	(13,527)		57,773
Income tax benefit (expense)	225		(175)		280		(460)		3,160		(14,565)	3,665		(15,200)
Net (loss) income	$(925)		$243		$(673)		$446		$(8,264)		$41,884	$(9,862)		$42,573
Total assets	$22,091		$17,894		$20,814		$21,498		$341,669		$350,108	$384,574		$389,500
Capital expenditures	$4	$	---		$7	$	---	$	---	$	---	$11	$	---

During the nine months ended June 30, 2022, the Traditional Business had total operating revenues of $11,158,000 with $7,879,000 recognized after services were provided and $3,279,000 recognized ratably over the subscription terms, as compared with total operating revenues of $11,071,000 with $7,613,000 recognized after services were provided and $3,458,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $23,639,000 with $9,989,000 recognized upon completion of services and $13,650,000 recognized ratably over the subscription periods, as compared with total operating revenues of $26,881,000 with $11,029,000 recognized upon completion of services and $15,852,000 recognized ratably over the subscription periods in the prior fiscal year period.

During the three months ended June 30, 2022, the Traditional Business had total operating revenues of $3,873,000 with $2,776,000 recognized after services were provided and $1,097,000 recognized ratably over the subscription terms, as compared with total operating revenues of $4,083,000 with $2,957,000 recognized after services were provided and $1,126,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $8,679,000 with $4,046,000 recognized upon completion of services and $4,633,000 recognized ratably over the subscription periods, as compared with total operating revenues of $9,479,000 with $4,312,000 recognized upon completion of services and $5,167,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 68% of the Company’s revenues during the nine-month period ended June 30, 2022 were derived from Journal Technologies, as compared with 71% in the prior year period. In addition, the Company’s revenues have been primarily from the United States with approximately 5% from foreign countries during the nine-months ended June 30, 2022. Journal Technologies’ revenues are primarily from governmental agencies.

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

Management believes that the COVID-19 pandemic has had, and, with the Delta and Omicron variant cases, and most recently the more contagious BA.4 and BA.5 sub-variant cases, will continue to have, a significant impact on the Company’s business operations. It is also possible that governments may again take actions in response to the pandemic and new variants and sub-variants, such as a renewed closure, or scaling back of operations, of courts and other governmental agencies that are the customers of the Company. Furthermore, even as courts, governmental agencies and other businesses return to more normal operations, there are likely to be changes in those operations and personal behaviors going forward, including limitations on travel and more working from home, which will adversely affect the Company, its financial results and cash flows.

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

Reportable Segments (for the nine months ended June 30, 2022 and 2021)

The Company’s Traditional Business is one reportable segment, and the other is Journal Technologies. Additional details about each of the reportable segments and its corporate income and expenses is set forth below:

Overall Financial Results (000)

For the nine months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total
	2022	2021	2022		2021		2022		2021		2022	2021
Revenues
Advertising	$5,679	$5,649	$	---	$	---	$	---	$	---	$5,679	$5,649
Circulation	3,279	3,458		---		---		---		---	3,279	3,458
Advertising service fees and other	2,200	1,964		---		---		---		---	2,200	1,964
Licensing and maintenance fees	---	---		13,721		16,990		---		---	13,721	16,990
Consulting fees	---	---		4,697		4,649		---		---	4,697	4,649
Other public service fees	---	---		5,221		5,242		---		---	5,221	5,242
Total revenues	11,158	11,071		23,639		26,881		---		---	34,797	37,952
Operating expenses
Salaries and employee benefits	6,864	6,687		19,881		19,131		---		---	26,745	25,818
(Decrease) increase to the long-term supplemental compensation accrual	(25)	1,410		(40)		---		---		---	(65)	1,410
Others	2,877	2,904		6,914		5,506		---		---	9,791	8,410
Total operating expenses	9,716	11,001		26,755		24,637		---		---	36,471	35,638
Income (loss) from operations	1,442	70		(3,116)		2,244		---		---	(1,674)	2,314
Dividends and interest income	---	---		---		---		4,251		2,063	4,251	2,063
Gains on sale of land	---	---		---		---		272		---	272	---
Other income	---	---		---		---		---		69	---	69
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(38)		(48)	(38)	(48)
Interest expenses on margin loans	---	---		---		---		(517)		(196)	(517)	(196)
Net realized gains on sales of marketable securities	---	---		---		---		14,249		18,478	14,249	18,478
Net unrealized (losses) gains on marketable securities	---	---		---		---		(57,075)		131,754	(57,075)	131,754
Pretax income (loss)	1,442	70		(3,116)		2,244		(38,858)		152,120	(40,532)	154,434
Income tax (expense) benefit	(335)	(15)		985		(785)		9,085		(39,315)	9,735	(40,115)
Net income (loss)	$1,107	$55		$(2,131)		$1,459		$(29,773)		$112,805	$(30,797)	$114,319
Total assets	$22,091	$17,894		$20,814		$21,498		$341,669		$350,108	$384,574	$389,500
Capital expenditures	$4	$22		$10		$7	$	---	$	---	$14	$29

Comparable nine-month periods ended June 30, 2022 and 2021

Consolidated Financial Comparison

Consolidated revenues were $34,797,000 and $37,952,000 for the nine months ended June 30, 2022 and 2021, respectively. This decrease of $3,155,000 (8%) was primarily from decreases in (i) Journal Technologies’ license and maintenance fees of $3,269,000 and public service fees of $21,000, and (ii) the Traditional Business’ circulation revenues of $179,000, partially offset by increases in Journal Technologies’ consulting fees of $48,000 and the Traditional Business’ advertising net revenues of $30,000 and advertising service fees and other of $236,000.

Approximately 68% of the Company’s revenues during the nine months ended June 30, 2022 were derived from Journal Technologies, as compared with 71% in the prior fiscal year period. In addition, the Company’s revenues have been primarily from the United States, with approximately 5% from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $833,000 (2%) to $36,471,000 from $35,638,000 for the nine months ended June 30, 2022. Total salaries and employee benefits increased by $927,000 (4%) to $26,745,000 from $25,818,000 primarily because of (i) salary adjustments and some Australian payroll tax accruals. Outside services increased by $676,000 (30%) to $2,912,000 from $2,236,000 mainly because of increased third-party hosting fees which were billed to clients. Newsprint and printing expenses increased by $60,000 (13%) to $529,000 from $469,000 primarily resulting from newsprint price increases and additional purchases of printing supplies. Other general and administrative expenses increased by $938,000 (60%) to $2,492,000 from $1,554,000 mainly because there were increased miscellaneous office equipment purchases and business travel expenses as compared to the prior fiscal year period.

The Company’s non-operating income, net of expenses, decreased by $190,978,000 to a loss of $38,858,000 from a gain of $152,120,000 in the prior fiscal year period primarily because of the recordings of (i) net unrealized losses on marketable securities of $57,075,000 during the nine months ended June 30, 2022 as compared with net unrealized gains of $131,754,000 in the prior year period, and (ii) realized net gains on sales of marketable securities of $14,249,000 during the nine months ended June 30, 2022 as compared with $18,478,000 in the prior year period. In addition, there were gains of $272,000 on a partial land sale associated with the City of Logan’s street widening project.

During the nine months ended June 30, 2022, the Company’s consolidated pretax loss was $40,532,000, as compared to pretax income of $154,434,000 in the prior fiscal year period. There was consolidated net loss of $30,797,000 (-$22.31 per share) for the nine months ended June 30, 2022, as compared with consolidated net income of $114,319,000 ($82.80 per share) in the prior fiscal year period.

At June 30, 2022, the aggregate fair market value of the Company’s marketable securities was $341,855,000. These securities had approximately $187,018,000 of net unrealized gains before taxes of $50,540,000. They generated approximately $4,251,000 in dividends income during the nine months ended June 30, 2022, as compared with $2,063,000 in the prior fiscal year period. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the nine months ended June 30, 2022, the Company recorded an income tax benefit of $9,735,000 on the pretax loss of $40,532,000.   The income tax benefit consisted of a tax benefit of $15,425,000 on the unrealized losses on marketable securities and a benefit of $250,000 for the dividends received deduction and other permanent book and tax differences, offset by tax provisions of $3,850,000 on the realized gains on marketable securities, $500,000 on income from operations, and $1,590,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability.  Consequently, the overall effective tax rate for the nine months ended June 30, 2022 was 24%, after including the taxes on the realized gains and unrealized losses on marketable securities.

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

The Traditional Business (for the nine-month periods ended June 30, 2022 and 2021)

The Traditional Business’ pretax income increased by $1,372,000 to $1,442,000 from $70,000 in the prior fiscal year period, primarily resulting from a reduction to the long-term supplemental compensation accrual of $25,000 as compared with an increase of $1,410,000 in the prior fiscal year period.

During the nine months ended June 30, 2022, the Traditional Business had total operating revenues of $11,158,000, as compared with $11,071,000 in the prior fiscal year period. Advertising revenues increased by $30,000 (1%) to $5,679,000 from $5,649,000, primarily because of increased legal notice advertising net revenues of $122,000 and trustee sale notice advertising net revenues of $130,000 primarily resulting from the lifting of the foreclosure moratoriums relative to the “Eviction and Foreclosure Orders” and lenders’ processing files that were already in the pipeline when the pandemic struck. These increases were offset by decreased government notice advertising net revenues of $149,000 and commercial advertising net revenues of $73,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company increased by 63% during the nine months ended June 30, 2022 as compared to the prior fiscal year period, primarily because of the lifting of foreclosure moratoriums, as discussed above. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 87% of the total public notice advertising revenues during the nine months ended June 30, 2022. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 19% of the Company's total operating revenues for the nine months ended June 30, 2022 and 16% in the prior fiscal year period.

The Daily Journals accounted for about 92% of the Traditional Business’ total circulation revenues, which declined by $179,000 (5%) to $3,279,000 from $3,458,000. The court rule and judicial profile services generated about 5% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $150,000 (2%) to $9,741,000 from $9,591,000, primarily resulting from the annual salary adjustments.

Journal Technologies (for the nine-month periods ended June 30, 2022 and 2021)

During the nine months ended June 30, 2022, Journal Technologies’ business segment pretax loss increased by $5,360,000 to $3,116,000 from pretax income of $2,244,000 in the prior fiscal year period.

Revenues decreased by $3,242,000 (12%) to $23,639,000 from $26,881,000 in the prior fiscal year period. Licensing and maintenance fees decreased by $3,269,000 (19%) to $13,721,000 from $16,990,000 primarily resulting from the reduction in legacy software products’ maintenance and support revenues as the Company ended effective July 1, 2021 the maintenance of these legacy software products, so as to focus on supporting the Company’s main eSeries products. Consulting fees increased by $48,000 (1%) to $4,697,000 from $4,649,000. Other public service fees decreased by $21,000 to $5,221,000 from $5,242,000 primarily due to decreased traffic citation fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period.

Operating expenses increased by $2,118,000 (9%) to $26,755,000 from $24,637,000 primarily because of (i) increased personnel costs resulting from the salary adjustments and some Australian payroll tax accruals, (ii) increased third-party hosting fees which were billed to clients and (iii) additional miscellaneous office equipment purchases and increased business travel expenses.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Reportable Segments (for the three-month periods ended June 30, 2022 and 2021)

Overall Financial Results (000)

For the three months ended June 30

	Reportable Segments
	Traditional Business			Journal Technologies				Corporate income and expenses				Total
	2022	2021		2022		2021		2022		2021		2022	2021
Revenues
Advertising	$1,989		$2,195	$	---	$	---	$	---	$	---	$1,989		$2,195
Circulation	1,097		1,126		---		---		---		---	1,097		1,126
Advertising service fees and other	787		762		---		---		---		---	787		762
Licensing and maintenance fees	---		---		4,633		5,602		---		---	4,633		5,602
Consulting fees	---		---		2,267		2,100		---		---	2,267		2,100
Other public service fees	---		---		1,779		1,777		---		---	1,779		1,777
Total revenues	3,873		4,083		8,679		9,479		---		---	12,552		13,562
Operating expenses
Salaries and employee benefits	2,134		2,081		7,287		6,699		---		---	9,421		8,780
Increase to the long-term Supplemental compensation accrual	1,985		655		---		---		---		---	1,985		655
Others	904		929		2,345		1,874		---		---	3,249		2,803
Total operating expenses	5,023		3,665		9,632		8,573		---		---	14,655		12,238
Income (loss) from operations	(1,150)		418		(953)		906		---		---	(2,103)		1,324
Dividends and interest income	---		---		---		---		1,263		776	1,263		776
Gains on land sale	---		---		---		---		272		---	272		---
Other income	---		---		---		---		---		69	---		69
Interest expenses on note payable collateralized by real estate and other	---		---		---		---		(12)		(14)	(12)		(14)
Interest expenses on margin loans	---		---		---		---		(281)		(68)	(281)		(68)
Net unrealized (losses) gains on marketable securities	---		---		---		---		(12,666)		55,686	(12,666)		55,686
Pretax (loss) income	(1,150)		418		(953)		906		(11,424)		56,449	(13,527)		57,773
Income tax benefit (expense)	225		(175)		280		(460)		3,160		(14,565)	3,665		(15,200)
Net (loss) income	$(925)		$243		$(673)		$446		$(8,264)		$41,884	$(9,862)		$42,573
Total assets	$22,091		$17,894		$20,814		$21,498		$341,669		$350,108	$384,574		$389,500
Capital expenditures	$4	$	---		$7	$	---	$	---	$	---	$11	$	---

Comparable three-month periods ended June 30, 2022 and 2021

Consolidated Financial Comparison

Consolidated revenues were $12,552,000 and $13,562,000 for the three months ended June 30, 2022 and 2021, respectively. This decrease of $1,010,000 (7%) resulted primarily from decreases in Journal Technologies’ license and maintenance fees of $969,000, and the Traditional Business’ advertising net revenues of $206,000 and circulation revenues of $29,000, partially offset by increases in (i) Journal Technologies’ consulting fees of $167,000 and public service fees of $2,000, and (ii) the Traditional Business’ advertising service fees and other of $25,000.

Approximately 69% of the Company’s revenues during the three months ended June 30, 2022 were derived from Journal Technologies, as compared with 70% in the prior fiscal year period.

Consolidated operating expenses increased by $2,417,000 (20%) to $14,655,000 from $12,238,000 for the three months ended June 30, 2022. Total salaries and employee benefits increased by $641,000 to $9,421,000 from $8,780,000 primarily because of the salary adjustments and some Australian payroll tax accruals. Outside services increased by $280,000 (35%) to $1,074,000 from $794,000 mainly because of increased third-party hosting fees which were billed to clients. Newsprint and printing expenses increased by $12,000 (7%) to $174,000 from $162,000 primarily resulting from newsprint price increases and additional purchases of printing supplies. Other general and administrative expenses increased by $306,000 (62%) to $801,000 from $495,000 mainly because there were increased miscellaneous office equipment purchases and business travel expenses as compared to the prior fiscal year period.

The Company’s non-operating income, net of expenses, decreased by $67,873,000 to a loss of $11,424,000 from a gain of $56,449,000 in the prior fiscal year period primarily because of the recording of net unrealized losses on marketable securities of $12,666,000 during the three months ended June 30, 2022 as compared with net unrealized gains of $55,686,000 in the prior fiscal year period. In addition, there were gains of $272,000 on partial land sale associated with the City of Logan’s street widening project.

During the three months ended June 30, 2022, consolidated pretax loss was $13,527,000, as compared to pretax income of $57,773,000 in the prior fiscal year period. There was consolidated net loss of $9,862,000 (-$7.15 per share) for the three months ended June 30, 2022, as compared with consolidated net income of $42,573,000 ($30.83 per share) in the prior fiscal year period.

The Traditional Business (for the three-month periods ended June 30, 2022 and 2021)

The Traditional Business’ pretax loss increased by $1,568,000 to $1,150,000 from pretax income of $418,000 in the prior fiscal year period, primarily resulting from an increase to the long-term supplemental compensation accrual of $1,985,000 as compared with an increase of $655,000 in the prior fiscal year period.

During the three months ended June 30, 2022, the Traditional Business had total operating revenues of $3,873,000, as compared with $4,083,000 in the prior fiscal year period. Advertising revenues decreased by $206,000 (9%) to $1,989,000 from $2,195,000, primarily because of decreased commercial advertising net revenues of $125,000 and government notice advertising net revenues of $123,000. These increases were offset by increased legal notice advertising net revenues of $38,000 and trustee sale notice advertising net revenues of $4,000.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $28,000 (1%) to $3,038,000 from $3,010,000, primarily resulting from the annual salary adjustments.

Journal Technologies (for the three-month periods ended June 30, 2022 and 2021)

During the three months ended June 30, 2022, Journal Technologies’ business segment pretax loss increased by $1,859,000 to $953,000 from pretax income of $906,000 in the prior fiscal year period.

Revenues decreased by $800,000 (8%) to $8,679,000 from $9,479,000 in the prior fiscal year period. Licensing and maintenance fees decreased by $969,000 (17%) to $4,633,000 from $5,602,000 primarily resulting from the reduction in legacy software products’ maintenance and support revenues. Consulting fees increased by $167,000 (8%) to $2,267,000 from $2,100,000. Other public service fees increased slightly by $2,000 to $1,779,000 from $1,777,000.

Operating expenses increased by $1,059,000 (12%) to $9,632,000 from $8,573,000 primarily because of (i) increased personnel costs resulting from the salary adjustments and some Australian payroll tax accruals, (ii) increased third-party hosting fees which were billed to clients and (iii) additional miscellaneous office equipment purchases and increased business travel expenses.

Liquidity and Capital Resources

For the nine months ended June 30, 2022, the Company’s cash and cash equivalents, restricted cash, and marketable security positions decreased by $9,434,000, after the sales of marketable securities of approximately $80,570,000 and additional net borrowing of $43,000,000 from the margin loan account, partially offset by the recording of net pretax unrealized losses on marketable securities of $57,075,000. Cash, cash equivalents, the proceeds from the sales of marketable securities and additional net borrowing were primarily used to purchase additional marketable securities of $117,678,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $154,837,000 and a market value of about $341,855,000 at June 30, 2022, generated approximately $4,251,000 in dividends income during the nine months ended June 30, 2022. These securities had approximately $187,018,000 of net unrealized gains before estimated taxes of $50,540,000 which will become due only when we sell securities in which there is unrealized appreciation.

Cash flows from operating activities decreased by $9,887,000 during the nine months ended June 30, 2022 as compared to the prior fiscal year period, primarily due to (i) increases in deferred tax assets of $50,901,000 and the Company’s income tax receivable of $4,551,000, (ii) decreases in the Company’s income tax payable of $6,619,000 and (iii) decreases in net accounts payable and accrued liabilities of $2,802,000 (because of the timing difference in remitting efiling fees to the courts). This was partially offset by (i) increases in net income of $47,942,000, excluding the increases in unrealized losses on marketable securities of $188,829,000 and decreases in realized net gains on sales of marketable securities of $4,229,000, (ii) decreases in the Company’s accounts receivable of $2,118,000 mainly resulting from more collections, and (iii) increases in deferred revenues of $5,143,000.

As of June 30, 2022, the Company had working capital of $337,803,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $20,291,000.

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

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2021, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended June 30, 2022.

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

DATE: August 12, 2022