Form 10-K
period 2022-09-30
DAILY JOURNAL CORP
filed 2022-12-19
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2022
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

Yes  ☐  No  ☒

As of March 31, 2022, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $415,148,000.

As of November 30, 2022, there were outstanding 1,377,026 shares of Common Stock.

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

Essentially all of the Company’s U.S. operations are based in California, Arizona and Utah. The Company also has a presence in Australia where Journal Technologies is working on three software installation projects. In August 2022, the Company established a new wholly-owned subsidiary, Journal Technologies (Canada) Inc., in Victoria BC, Canada. Financial information of the Company, including information about each of the Company’s reportable segments, is set forth in Item 8 (“Financial Statements and Supplementary Data”).

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

The Daily Journals share much content. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2022, the Los Angeles Daily Journal had approximately 3,570 paid subscribers and the San Francisco Daily Journal had approximately 2,070 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 5,700 at September 30, 2021. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been law firms and businesses wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 57% to subscriptions and 43% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 13% of the Company's total operating revenues in fiscal 2022 and 14% in fiscal 2021.

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

The Daily Journals are distributed by mail and hand delivery. The regular yearly subscription rate for each of The Daily Journals is $887 plus tax.

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

Advertising and Newspaper Representative. The Company's publications carry commercial advertising and public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 4% of the Company’s total operating revenues in both fiscal 2022 and 2021.

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

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about ‐‐17% of the Company's total operating revenues in both fiscal 2022 and fiscal 2021. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising was placed, and (iii) service fees to file notices with government agencies.

For several years, trustee sales legal advertising revenues were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law. Recently, however, there have been far fewer foreclosures, and trustee sales legal advertising revenues represented only about 2% of the Company’s total operating revenues in fiscal 2022 and 1% in fiscal 2021.

Other revenues are attributable to fees from attorneys taking continuing legal education tests published in The Daily Journals and online, and other miscellaneous fees including reprint services of articles published in The Daily Journals.

Journal Technologies

Journal Technologies provides case management software and related services to courts and other justice agencies. Its operations constituted about 71% of the Company’s total operating revenues in fiscal 2022 and 69% in fiscal 2021. Journal Technologies earns revenues from license, maintenance and support fees paid by customers to use its software products; consulting fees paid by customers for installation, implementation and training services; and fees generated by the use of secure websites through which the general public can pay traffic citations and e-file cases.  Journal Technologies has the following main “eSeries” products:

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

ePayIt™ ― a service primarily for the online payment of traffic citations.  Users can pay traffic citations by credit card and get information on traffic school.

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

The Company’s revenues from Journal Technologies’ foreign customers were approximately $4,638,000 in fiscal 2022 and $2,055,000 in 2021. All of the Company’s other revenues in those years were attributable to the United States.

There were no business activities for the newly formed Journal Technologies (Canada) Inc. during fiscal 2022.

Materials and Postage

After personnel costs (included in “Salaries and employee benefits” and in “Outside services” in the accompanying consolidated statements of comprehensive (loss) income), postage and paper costs are typically the next two largest expenses for The Traditional Business. Paper and postage accounted for approximately 4% of our traditional publishing segment's operating costs in both fiscal 2022 and 2021.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although past shortages of newsprint have sometimes resulted in higher prices. During fiscal 2022, the price of newsprint increased by 23%.

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

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, the U.S. Postal Service has increased postal rates. During fiscal 2022, postage increased slightly by $4,000 (1%) to $437,000 from $433,000.

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

The Company receives, on a non-exclusive basis, public notice advertising from a number of service providers. Such agencies ordinarily receive a commission of 15% to 25% on their sales of advertising in Company and other publications. Commercial advertising agencies also place advertising (including nearly 100% of display advertising) in Company publications and receive commissions for advertising sales.

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

The Company's court rules publications face competition from case management systems and the courts themselves. Subscriptions to the single and multi-volume court rules continued to decline during fiscal 2022. The Company's Judicial Profile services have indirect competition because some of the same information is available through other sources, including the courts.

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

Many customers desire externally-hosted-Software-as-a-Service (SaaS) solutions to facilitate electronic filing, interface with other justice partners and the public, and publish certain information from case management systems, and simplify provision of these services. Certain Journal Technologies’ product lines now provide versions of these services, but there are many uncertainties in the process of courts and other agencies migrating to a SaaS pattern. The Company competes on a variety of factors, including price, technological capabilities and services to accommodate the individual requirements of each customer.

Employees

The Company had approximately ‐‐‐‐315 full-time employees and contractors and about 10 part-time employees as of September 30, 2022, including about 220 employees and contractors at Journal Technologies. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

Working Capital

Traditionally, the Company had generated sufficient cash flow from operations to cover all its needs without significant borrowing. The Company owns marketable securities with dividends and significant appreciation, providing the Company with additional working capital, subject, of course, to the normal risks associated with owning securities. To a considerable extent, the Company also benefits from the fact that subscriptions and some licenses, maintenance and customer support are paid in advance. In fiscal 2013, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn Technologies, Inc. (“New Dawn”), and another $15.5 million to acquire substantially all of the operating assets and liabilities of ISD Technologies, Inc. (“ISD”), in each case pledging its marketable securities to obtain favorable financing. In addition, there were subsequent borrowings of $45.5 million to purchase additional marketable securities bringing the margin loan balance up to $75 million as of September 30, 2022.

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

Also, the Company maintains an investment margin account for which the interest rate fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2022 was 3%, and it may increase in the future, particularly if the Federal Reserve continues to increase interest rates to help combat inflation. The outstanding balance was $75 million at September 30, 2022. Because the Federal Reserve has increased interest rates to help combat inflation and may continue to do so, the Company’s interest expense on the margin account has increased and could increase more in the future.

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

As COVID-19 spread in March and April 2020, governmental authorities and health officials implemented numerous unprecedented measures to contain the virus, including “stay at home” orders for non-essential workers, travel restrictions, quarantines and business shutdowns. Most of Journal Technologies’ customers, which are primarily courts and governmental agencies in the United States, Canada and Australia, either closed or significantly scaled back their activities. Similarly, many law firms and companies from which the Traditional Business derives advertising and subscription revenues also curtailed their operations and spending.

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

Journal Technologies’ success depends on the continued improvement of its products, and the costs to update and upgrade those products consistently represent a large portion of Journal Technologies’ expenses. There are many uncertainties in the process of courts and other justice agencies migrating to newer case management systems, including whether Journal Technologies’ versions of these systems will find general acceptance and whether the modification of such systems can be done in a cost-effective manner. The costs to update and upgrade Journal Technologies’ products are expensed as incurred and will impact earnings at least through the foreseeable future.

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

In most cases, installation fees are not due until the customer has indicated its satisfaction with the installed system, and it has “gone live”. Accordingly, we do not recognize revenues for installation services or for most other consulting services until after the services have been performed and accepted. There are significant risks associated with our ability to complete our services to the satisfaction of our customers and to fulfill the requirements that entitle us to be paid. An inability to realize payment for services performed could materially affect the earnings of Journal Technologies. Additional costs may not be recoverable for historic projects with flexible scopes or scopes that are subject to interpretation, or projects that require adjustments due to technology changes that occur due to the passage of time.

The end-of-life process for legacy products and customer transitions to new products must be handled effectively.

Disruptions that affect long standing customer relationships can have negative reputational implications for Journal Technologies and that can affect its earnings.

Risks Associated with Our Holdings of Marketable Securities

A large portion of the Company’s assets is held in publicly traded securities, and the prices of those securities may decline.

As of September 30, 2022, the Company held marketable securities worth approximately $275,529,000, with an unrealized gain for financial statement purposes of $120,692,000. While this portfolio has enabled the Company to borrow on very favorable terms for acquisitions and to better compete for case management software opportunities that are usually limited to “large” firms, it is unusual for a public company to invest a significant amount of its available cash in the marketable securities of other public companies. The value of these securities could decline, which would adversely affect net income and shareholders’ equity.

Also, as of September 30, 2022, the Company’s holdings of marketable securities were concentrated in just eight companies. Accordingly, a significant decline in the market value of one or more of the Company’s holdings may not be offset by hypothetically better performance of other holdings. This concentration of risk may result in a more pronounced effect on net income and shareholders’ equity.

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

	High	Low
Fiscal 2022
Quarter ended December 31, 2021	$415.66	$334.92
Quarter ended March 31, 2022	389.90	242.11
Quarter ended June 30, 2022	292.00	242.00
Quarter ended September 30, 2022	286.04	236.01

Fiscal 2021
Quarter ended December 31, 2020	$405.00	$238.00
Quarter ended March 31, 2021	416.69	311.40
Quarter ended June 30, 2021	363.47	298.00
Quarter ended September 30, 2021	350.00	303.05

As of December 9, 2022, there were approximately 340 holders of record of the Company’s common stock, and the last trade was at $261.15 per share.

The Company did not declare or pay any dividends during fiscal 2022 or 2021. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past two fiscal years.

From time to time, the Company has repurchased shares of its common stock and may do so in the future. The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan. See Note 2 of Notes to Consolidated Financial Statements for more information. The Company’s stock repurchase program remains in effect, but the Company did not repurchase any shares during fiscal 2022 and 2021.

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

Management believes that the COVID-19 pandemic has had, and, with the Delta and Omicron variant cases, and most recently the more contagious BA.4.6 and BA.5 sub-variant cases, will continue to have, a significant impact on the Company’s business operations. It is also possible that governments may again take actions in response to the pandemic and new variants and sub-variants, such as a renewed closure, or scaling back of operations, of courts and other governmental agencies that are the customers of the Company. Furthermore, even as courts, governmental agencies and other businesses return to more normal operations, there are likely to be changes in those operations and personal behaviors going forward, including limitations on travel and more working from home, which will adversely affect the Company, its financial results and cash flows.

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

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. (In August 2022, the Company established a new wholly-owned subsidiary, Journal Technologies (Canada) Inc., in Victoria BC, Canada. Except for a nominal founding cost of approximately $4,000, there were no business activities for this new Canadian company during fiscal 2022.) All inter-segment transactions were eliminated. Additional details about each of the reportable segments and its corporate income and expenses is set forth below:

Overall Financial Results (000)
For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2022	2021	2022		2021		2022		2021		2022	2021
Revenues
Advertising	$8,591	$8,171	$	---	$	---	$	---	$	---	$8,591	$8,171
Circulation	4,394	4,576		---		---		---		---	4,394	4,576
Advertising service fees and other	2,937	2,684		---		---		---		---	2,937	2,684
Licensing and maintenance fees	---	---		19,192		21,044		---		---	19,192	21,044
Consulting fees	---	---		11,865		6,319		---		---	11,865	6,319
Other public service fees	---	---		7,030		7,131		---		---	7,030	7,131
Total operating revenues	15,922	15,431		38,087		34,494		---		---	54,009	49,925
Operating expenses
Salaries and employee benefits	9,618	8,226		27,317		26,004		---		---	36,935	34,230
Increase to the long-term Supplemental compensation accrual	1,130	1,795		115		40		---		---	1,245	1,835
Others	4,472	4,967		9,368		6,741		---		---	13,840	11,708
Total operating expenses	15,220	14,988		36,800		32,785		---		---	52,020	47,773
Income from operations	702	443		1,287		1,709		---		---	1,989	2,152

Dividends and interest income	---	---		---		---		5,451		2,908	5,451	2,908
Gains on sale of land	---	---		---		---		272		---	272	---
Other income	---	---		---		---		---		69	---	69
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(83)		(94)	(83)	(94)
Interest expense on margin loans	---	---		---		---		(1,026)		(233)	(1,026)	(233)
Gains on sales of marketable securities, net	---	---		---		---		14,249		41,749	14,249	41,749
Net unrealized (losses) gains on marketable securities	---	---		---		---		(123,401)		106,499	(123,401)	106,499
Pretax income (loss)	702	443		1,287		1,709		(104,538)		150,898	(102,549)	153,050
Income tax (expense) benefit	(185)	(115)		(205)		(425)		27,315		(39,610)	26,925	(40,150)
Net income (loss)	$517	$328		$1,082		$1,284		$(77,223)		$111,288	$(75,624)	$112,900
Total assets	$22,743	$22,412		$27,868		$20,480		$268,500		$339,664	$319,111	$382,556
Capital expenditures	$3	$22		$33		$7		---		---	$36	$29

During fiscal 2022 and 2021, the Traditional Business had total operating revenues of $15,922,000 and $15,431,000 of which $11,528,000 and $10,855,000, respectively, were recognized after services were provided while $4,394,000 and $4,576,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for the Company’s software business were $38,087,000 and $34,494,000, of which $19,459,000 and $14,787,000, respectively, were recognized upon completion of services while $18,628,000 and $19,707,000, respectively, were recognized ratably over the subscription periods.

Fiscal 2022 compared with fiscal 2021

Consolidated Financial Comparison

Consolidated revenues were $54,009,000 and $49,925,000 for fiscal 2022 and 2021, respectively. This increase of $4,084,000 (8%) was primarily from increases in Journal Technologies’ consulting fees of $5,546,000 and the Traditional Business’ advertising revenues of $420,000 and advertising service fees and other of $253,000, partially offset by decreases in (i) Journal Technologies’ license and maintenance fees of $1,852,000 and other public service fees of $101,000, and (ii) the Traditional Business’ circulation revenues of $182,000.

Approximately 71% of the Company’s revenues during fiscal 2022 were derived from Journal Technologies, as compared with 69% in the prior fiscal year. In addition, the Company’s revenues have been primarily from the United States, with approximately $4,638,000 (9%) from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $4,247,000 (9%) to $52,020,000 from $47,773,000. Total salaries and employee benefits increased by $2,705,000 (8%) to $36,935,000 from $34,230,000 primarily because of salary adjustments. Agency commissions increased by $369,000 (69%) to $905,000 from $536,000 primarily due to increased display advertising agency commissions during fiscal 2022. Outside services increased by $917,000 (30%) to $4,001,000 from $3,084,000 mainly because of increased third-party hosting fees which were billed to clients. Newsprint and printing expenses increased by $114,000 (18%) to $739,000 from $625,000 primarily resulting from newsprint price increases and additional purchases of printing supplies. Other general and administrative expenses increased by $1,122,000 (50%) to $3,358,000 from $2,236,000 mainly because there were increased miscellaneous office equipment and software license purchases and business travel expenses as compared to the prior fiscal year.

The Company’s non-operating income, net of expenses, decreased by $255,436,000 to a loss of $104,538,000 from a gain of $150,898,000 in the prior fiscal year primarily because of the recordings of (i) net unrealized losses on marketable securities of $123,401,000 during fiscal 2022 as compared with net unrealized gains of $106,499,000 in the prior year, and (ii) realized net gains on sales of marketable securities of $14,249,000 during fiscal 2022 as compared with $41,749,000 in the prior year, partially offset by gains of $272,000 on a partial land sale associated with the City of Logan’s street widening project during fiscal 2022 and increases in dividends and interest income of $2,543,000.

During fiscal 2022, the Company’s consolidated pretax loss was $102,549,000, as compared to pretax income of $153,050,000 in the prior fiscal year. There was consolidated net loss of $75,624,000 (-$54.81 per share) for fiscal 2022, as compared with consolidated net income of $112,900,000 ($81.77 per share) in the prior fiscal year.

At September 30, 2022, the aggregate fair market value of the Company’s marketable securities was $275,529,000. These securities had approximately $120,692,000 of net unrealized gains before taxes of $32,120,000. They generated approximately $5,451,000 in dividends income during fiscal 2022, as compared with $2,908,000 in the prior fiscal year. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

 During fiscal 2022, the Company recorded an income tax benefit of $26,925,000 on the pretax loss of $102,549,000.   The income tax benefit consisted of a tax benefit of $32,840,000 on the unrealized losses on marketable securities and a benefit of $340,000 for the dividends received deduction and other permanent book and tax differences, offset by tax provisions of $3,790,000 on the realized gains on marketable securities, $1,735,000 on income from operations, and $730,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability.  Consequently, the overall effective tax rate for fiscal 2022 was 26.3%, after including the taxes on the realized gains and unrealized losses on marketable securities.

For fiscal 2021, the Company recorded a provision for income taxes of $40,150,000 on pretax income of $153,050,000.   The effective rate of 26.2% was higher than the statutory rate of 21% primarily due to the recording of (i) state taxes, which were offset by the dividends received deduction, resulting in a tax provision of $1,260,000 on pretax income before the unrealized and realized gains on marketable securities, (ii) a tax provision of $27,938,000 on the unrealized gains on marketable securities and (iii) a tax provision of $10,952,000 on the realized gains on marketable securities.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2019 with regard to federal income taxes and fiscal 2018 for state income taxes.

The Traditional Business

The Traditional Business’ pretax income increased by $259,000 (58%) to $702,000 from $443,000 in the prior fiscal year, primarily resulting from a decrease to the long-term supplemental compensation accrual of $665,000 (37%) to $1,130,000 from $1,795,000 in the prior fiscal year.

During fiscal 2022, the Traditional Business had total operating revenues of $15,922,000, as compared with $15,431,000 in the prior fiscal year. Advertising revenues increased by $420,000 (5%) to $8,591,000 from $8,171,000, primarily because of increased commercial advertising revenues of $227,000, legal notice advertising revenues of $104,000 and trustee sale notice advertising revenues of $234,000 primarily resulting from the lifting of the foreclosure moratoriums relative to the “Eviction and Foreclosure Orders” and lenders’ processing files that were already in the pipeline when the pandemic struck. These increases were offset by decreased government notice advertising revenues of $145,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company increased by 53% during fiscal 2022 as compared to the prior fiscal year, primarily because of the lifting of foreclosure moratoriums, as discussed above. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 88% of the total public notice advertising revenues during fiscal 2022. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 17% of the Company's total operating revenues for both fiscal 2022 and 2021.

The Daily Journals accounted for about 92% of the Traditional Business’ total circulation revenues, which declined by $182,000 (4%) to $4,394,000 from $4,576,000. The court rule and judicial profile services generated about 6% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $897,000 (7%) to $14,090,000 from $13,193,000, primarily resulting from the salary adjustments.

Journal Technologies

During fiscal 2022, Journal Technologies’ business segment pretax income decreased by $422,000 (25%) to $1,287,000 from $1,709,000 in the prior fiscal year.

Revenues increased by $3,593,000 (10%) to $38,087,000 from $34,494,000 in the prior fiscal year. Licensing and maintenance fees decreased by $1,852,000 (9%) to $19,192,000 from $21,044,000 primarily resulting from the reduction in legacy software products’ maintenance and support revenues as the Company ended effective July 1, 2021 the maintenance of these legacy software products, so as to focus on supporting the Company’s main eSeries products. Consulting fees increased by $5,546,000 (88%) to $11,865,000 from $6,319,000 mainly resulting from a few long-term projects that went live during the last quarter of fiscal 2022. Other public service fees decreased by $101,000 (1%) to $7,030,000 from $7,131,000 primarily due to decreased traffic citation fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period.

Operating expenses increased by $4,015,000 (12%) to $36,800,000 from $32,785,000 primarily because of (i) increased personnel costs resulting from the salary adjustments, (ii) increased third-party hosting fees which were billed to clients and (iii) additional miscellaneous office equipment and software license purchases and increased business travel expenses.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Liquidity and Capital Resources

During fiscal 2022, the Company’s cash and cash equivalents, restricted cash, and marketable security positions decreased by $71,215,000, after the sales of marketable securities of approximately $80,570,000 and additional net borrowing of $43,000,000 from the margin loan account, partially offset by the recording of net pretax unrealized losses on marketable securities of $123,401,000. Cash, cash equivalents, the proceeds from the sales of marketable securities and additional net borrowing were primarily used to purchase additional marketable securities of $117,678,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $154,837,000 and a market value of about $275,529,000 at September 30, 2022, generated approximately $5,451,000 in dividends income during fiscal 2022. These securities had approximately $120,692,000 of net unrealized gains before estimated taxes of $32,120,000 which will become due only when we sell securities in which there is unrealized appreciation.

Cash flows from operating activities decreased by $8,547,000 during fiscal 2022 as compared to the prior fiscal year, primarily due to (i) increases in deferred tax benefit of $62,716,000, the Company’s income tax receivable of $1,620,000, and accounts receivable of $4,610,000 mainly resulting from additional billings for go-live projects, (ii) decreases in the Company’s income tax payable of $12,488,000 and (iii) decreases in net accounts payable and accrued liabilities of $212,000 (because of the timing difference in remitting efiling fees to the courts). This was partially offset by (i) increases in net income of $68,604,000, excluding the gains on land sale of $272,000, the increases in unrealized losses on marketable securities of $229,900,000 and decreases in realized net gains on sales of marketable securities of $27,500,000 and (ii) increases in deferred revenues of $4,441,000.

As of September 30, 2022, the Company had working capital of $275,835,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $21,345,000.

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

The Company recognizes revenues in accordance with the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). For the Traditional Business, proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term. Advertising revenues are recognized when advertisements are published.

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

ASC 820, Fair Value Measurement and Disclosures, requires the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of its investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company made no transfers in and out of Level 1 and Level 2 measurements in fiscal years 2022 and 2021. During that time all of the Company’s investments have been quoted on public markets and, therefore, all fair value calculations have been based on Level 1 measurements. The estimated Incentive Plan’s future commitment is calculated using Level 3 inputs, based on an average of the prior fiscal year (fiscal 2021) and the current year’s pretax earnings before certain items, discounted to the present value at 6% since each granted Incentive Plan Unit will expire over its remaining life term of up to 10 years.

ASC 740, Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. This accounting guidance also prescribes recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations and its deferred tax liabilities related to the unrealized net gains on investments. See Note 3 of Notes to Consolidated Financial Statements for further discussion.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Daily Journal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation (the Company) as of September 30, 2022 and 2021, the related consolidated statements of comprehensive (loss) income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

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

Software Revenue Recognition

As discussed in Notes 2 to the consolidated financial statements, the Company generates revenue from the sale of products that include software licenses, maintenance, support fees, and services. The Company’s contracts with customers often include promises to transfer multiple products and services to a customer related to the Journal Technologies segment. Arrangements with customers can involve multiple performance obligations and rights. The Company recognized $19.2 million of licensing and maintenance fees for the year ended September 30, 2022.

We identified the evaluation of the Company’s analysis of terms and conditions in significant software and license contracts with customers and their effect on revenue recognition as a critical audit matter. Complex auditor judgment was required to assess the Company’s determination of the performance obligations and allocation of transaction price.

The primary procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of the Company’s revenue recognition policy and evaluated for appropriateness.

•

Evaluating the design and implementation of certain internal controls related to the Company’s revenue recognition process, including controls related to the Company’s analysis of terms and conditions in software and license contracts with customers and their effect on revenue recognition.

•	Inquiring of personnel outside of the accounting function to corroborate our understanding of certain terms and conditions for a selection of revenue transactions.

•

Testing a sample of software and license transactions by inspecting the underlying customer agreements and invoices, and evaluating the Company’s recognition in accordance with revenue recognition policy.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2016.

Los Angeles, California

December 16, 2022

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30 2022	September 30 2021
ASSETS
Current assets
Cash and cash equivalents	$13,423,000	$12,596,000
Restricted cash	2,045,000	2,043,000
Marketable securities at fair value -- common stocks	275,529,000	347,573,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at September 30, 2022 and 2021	16,931,000	9,524,000
Inventories	56,000	43,000
Prepaid expenses and other current assets	451,000	557,000
Income tax receivable	1,019,000	---
Total current assets	309,454,000	372,336,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,330,000	16,499,000
Furniture, office equipment and computer software	1,688,000	1,688,000
Machinery and equipment	1,521,000	1,524,000
	19,539,000	19,711,000
Less accumulated depreciation	(9,986,000)	(9,706,000)
	9,553,000	10,005,000
Operating lease right-of-use assets	104,000	215,000
	$319,111,000	$382,556,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,062,000	$4,239,000
Accrued liabilities	7,066,000	6,052,000
Income tax payable	---	6,244,000
Note payable collateralized by real estate	146,000	147,000
Deferred subscriptions	2,679,000	2,694,000
Deferred consulting fees	6,394,000	5,498,000
Deferred maintenance agreements and others	12,272,000	9,138,000
Total current liabilities	33,619,000	34,012,000

Long term liabilities
Investment margin account borrowings	75,000,000	32,000,000
Note payable collateralized by real estate	1,285,000	1,431,000
Deferred maintenance agreements	370,000	995,000
Accrued liabilities	4,547,000	3,383,000
Deferred income taxes	25,273,000	56,094,000
Total long-term liabilities	106,475,000	93,903,000

Commitments and contingencies (Notes 4 and 5)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 428,027 and 424,307 treasury shares, at September 30, 2022 and September 30, 2021, respectively	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	177,248,000	252,872,000
Total shareholders' equity	179,017,000	254,641,000
	$319,111,000	$382,556,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	2022	2021
Revenues
Advertising	$8,591,000	$8,171,000
Circulation	4,394,000	4,576,000
Advertising service fees and other	2,937,000	2,684,000
Licensing and maintenance fees	19,192,000	21,044,000
Consulting fees	11,865,000	6,319,000
Other public service fees	7,030,000	7,131,000
	54,009,000	49,925,000
Costs and expenses
Salaries and employee benefits	36,935,000	34,230,000
Increase to the long-term supplemental compensation accrual	1,245,000	1,835,000
Agency commissions	905,000	536,000
Outside services	4,001,000	3,084,000
Postage and delivery expenses	668,000	654,000
Newsprint and printing expenses	739,000	625,000
Depreciation and amortization	379,000	480,000
Equipment maintenance and software	1,029,000	1,039,000
Credit card merchant discount fees	1,679,000	1,831,000
Rent expenses	249,000	286,000
Accounting and legal fees	833,000	937,000
Other general and administrative expenses	3,358,000	2,236,000
	52,020,000	47,773,000
Income from operations	1,989,000	2,152,000
Other income (expenses)
Dividends and interest income	5,451,000	2,908,000
Other income	---	69,000
Net unrealized (losses) gains on investments	(123,401,000)	106,499,000
Interest expense on note payable collateralized by real estate and others	(83,000)	(94,000)
Interest expense on margin loans	(1,026,000)	(233,000)
Gains on land sale	272,000	---
Gains on sales of marketable securities, net	14,249,000	41,749,000
(Loss) income before taxes	(102,549,000)	153,050,000
Benefit (provision) for income taxes	26,925,000	(40,150,000)
Net (loss) income	$(75,624,000)	$112,900,000
Weighted average number of common shares outstanding – basic and diluted	1,379,655	1,380,746
Basic and diluted net (loss) income per share	$(54.81)	$81.77

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2020	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$139,972,000	$141,741,000
Net income	---	---	---	---	---	112,900,000	112,900,000
Balance at September 30, 2021	1,805,053	$18,000	(424,307)	(4,000)	1,755,000	252,872,000	254,641,000
Receipt of donated treasury stock	---	---	(3,720)	---	---	---	---
Net loss	---	---	---	---	---	(75,624,000)	(75,624,000)
Balance at September 30, 2022	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$177,248,000	$179,017,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2022	2021
Cash flows from operating activities
Net (loss) income	$(75,624,000)	$112,900,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	379,000	480,000
Gains on land sale	(272,000)	---
Gains on sales of marketable securities, net	(14,249,000)	(41,749,000)
Deferred income taxes	(30,821,000)	31,895,000
Unrealized losses (gains) on marketable securities	123,401,000	(106,499,000)
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(7,407,000)	(2,797,000)
Inventories	(13,000)	(7,000)
Prepaid expenses and other current assets	217,000	56,000
Income tax receivable	(1,019,000)	601,000
Increase (decrease) in liabilities
Accounts payable	823,000	313,000
Accrued liabilities	2,178,000	2,900,000
Income tax payable	(6,244,000)	6,244,000
Deferred subscriptions	(15,000)	(205,000)
Deferred consulting fees	896,000	630,000
Deferred maintenance agreements and others	2,509,000	(1,476,000)
Net cash (used in) provided by operating activities	(5,261,000)	3,286,000

Cash flows from investing activities
Sales of marketable securities	80,570,000	45,033,000
Purchases of marketable securities	(117,678,000)	(64,990,000)
Sale of land	381,000	---
Purchases of property, plant and equipment, net	(36,000)	(29,000)
Net cash used in investing activities	(36,763,000)	(19,986,000)

Cash flows from financing activities
Proceeds from margin loan borrowing	43,014,000	17,000,000
Payment to margin loan borrowing	(14,000)	(14,493,000)
Payment of real estate loan principal	(147,000)	(131,000)
Net cash provided by financing activities	42,853,000	2,376,000

Increase (decrease) in cash and cash equivalents and restricted cash	829,000	(14,324,000)

Cash and cash equivalents and restricted cash
Beginning of year	14,639,000	28,963,000
End of year	$15,468,000	$14,639,000

Interest paid during year	$1,053,000	$329,000
Income taxes paid during year	$11,140,000	$1,946,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND OPERATIONS

Daily Journal Corporation (“Daily Journal”) publishes newspapers and websites covering California and Arizona and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. This is sometimes referred to as the Company’s “Traditional Business”.

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of Daily Journal, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including efiling and a website to pay traffic citations and fees online. These products are licensed in approximately 30 states and internationally. In August 2022, the Company established a new wholly-owned subsidiary, Journal Technologies (Canada) Inc., in Victoria BC, Canada.

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

Restricted Cash:  The Company considers cash to be restricted when withdrawal or general use is legally restricted. Restricted cash of $2,045,000 and $2,043,000 at September 30, 2022 and 2021, respectively, represents cash held to secure two letters of credit issued by a bank for a software installation contract in Australia.

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in marketable securities, all categorized as “available-for-sale” and stated at fair market value. In fiscal 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires an entity that holds financial assets or owes financial liabilities to, among other things, measure equity investments at fair value and recognize unrealized gains (losses) through net income (loss). Accordingly, the Company’s net loss of $75,624,000 for fiscal 2022, included net unrealized losses on marketable securities of $123,401,000. In fiscal 2021, the Company’s net income of $112,900,000 included net unrealized gains on marketable securities of $106,499,000. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its marketable securities on a recurring basis pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures. At September 30, 2022, the aggregate fair market value of the Company’s marketable securities was $275,529,000. These marketable securities had approximately $120,692,000 of net unrealized gains before taxes of $32,120,000. Most of the unrealized net gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer. At September 30, 2021, the Company had marketable securities at fair market value of approximately $347,573,000, including approximately $244,093,000 of unrealized net gains before taxes of $64,115,000.

All marketable securities are classified as “Current assets” because they are available for sale at any time. During fiscal 2022, the Company sold part of its marketable securities for approximately $80,570,000, realizing a total net gain of approximately $14,249,000, and simultaneously bought some other companies’ marketable securities for an aggregated cost of approximately $117,678,000 with additional borrowings of $43,014,000 from the margin loan account. During the prior fiscal year, the Company sold part of its marketable securities for approximately $45,033,000, realizing a total gain of approximately $41,749,000, and simultaneously bought some other companies’ marketable securities for an aggregated cost of approximately $64,990,000 with additional borrowings of $17,000,000 from the margin loan account.

Investment in Financial Instruments

	September 30, 2022			September 30, 2021
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$275,529,000	$154,837,000	$120,692,000	$347,573,000	$103,480,000	$244,093,000

Inventories: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current net realizable value.

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost or fair value for assets acquired in business combinations. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2022, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes. Depreciation and amortization expenses were $379,000 and $480,000 for fiscal 2022 and 2021, respectively.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were no such impairments identified during fiscal 2022 and 2021.

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

Revenue Recognition:

The Company recognizes revenues in accordance with the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).

For the Traditional Business, proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term. Advertising revenues are recognized when advertisements are published.

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

Since the Company recognizes revenues when it can invoice the customer pursuant to the contract for the value of completed performance, as a practical expedient and because reliable estimates cannot be made, it has elected not to include the transaction price allocated to unsatisfied performance obligations. Also, as a practical expedient, the Company has elected not to include its evaluation of variable consideration of certain usage-based fees (i.e. public service fees) that are included in some contracts. Furthermore, there are no fulfillment costs to be capitalized for the software contracts because these costs do not generate or enhance resources that will be used in satisfying future performance obligations.

Approximately 71% and 69% of the Company’s revenues in fiscal 2022 and 2021, respectively, were derived from sales of software licenses, annual software licenses, maintenance and support agreements and consulting services that typically include implementation and training.

The change in allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions (Reductions) charged to Costs and Expenses	Accounts charged off less Recoveries	Balance at End of Year

Fiscal 2022
Allowance for doubtful accounts	$250,000	$18,000	$(18,000)	$250,000
Fiscal 2021
Allowance for doubtful accounts	$250,000	$(3,000)	$3,000	$250,000

Management Incentive Plan: In fiscal 1987, the Company implemented a Management Incentive Plan (the “Incentive Plan”) that entitles a participant to participate in pretax earnings before adjustment for certain items of the Company for ten years. During fiscal 2022, this plan was expanded to include the participation of all Journal Technologies employees.

Certificate interests entitled participants to receive 5.15% and 4.96% (amounting to $474,300 and $332,940, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and certain other items, 21.7% and 12.33% (amounting to $455,700 and $255,300, respectively) for Journal Technologies and 11.69% and 12.24% (amounting to $1,295,540 and $1,049,750, respectively) for Daily Journal consolidated in fiscal 2022 and 2021, respectively. The Company accrued $4,525,000 and $3,280,000 as of September 30, 2022 and 2021, respectively, for the Plan’s future commitment for those who will still have Certificates at the age of 65. This future commitment included an increase in the accrual in fiscal 2022 of $1,245,000 or $.90 per outstanding share on an adjusted pretax basis as compared with an increase in fiscal 2021 of $1,835,000 or $1.33 per outstanding share, in each case due to increased estimated future pretax income. The estimated Incentive Plan’s future commitment is calculated based on an average of the past year and the current year pretax earnings before certain items, discounted to the present value at 6% because each granted Certificate will expire over its remaining life term of up to 10 years.

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

Treasury stock and net (loss) income per common share:

In June 2022, the Company received from Director Charles T. Munger 3,720 shares of Daily Journal common stock as his gracious personal gift (worth approximately $1 million on the date of the gift) for the purpose of establishing a new senior management equity incentive plan, which has yet to be established. These donated shares were considered treasury stock, and the Company accounted for them using the par method which resulted in an immaterial effected amount on Treasury Stock and Additional Paid-in Capital. In addition, the number of outstanding shares of the Company was reduced by these 3,720 shares to reflect the actual number of outstanding shares of 1,377,026 as of September, 2022. The net (loss) income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,379,655 and 1,380,746 for fiscal 2022 and 2021, respectively. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

Right-of-Use (ROU) Asset

At the beginning of fiscal 2020, the Company adopted ASU 2016-02, Leases (Topic 842) which requires that all leases be recognized by lessees on the balance sheet through a right-of-use (ROU) asset and corresponding lease liability, including today’s operating leases. There has been no significant impact on the Company’s financial condition, results of operations or disclosures. At September 30, 2022, the Company recorded a ROU asset and lease liability of approximately $104,000 for its operating office and equipment leases, including approximately $22,000 beyond one year.  (In the prior fiscal year, there were ROU asset and lease liability of $215,000 with $103,000 beyond one year.) Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities primarily consisted of accrued payroll at September 30, 2022 and 2021.

New Accounting Pronouncement:

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3.	INCOME TAXES

The (benefit) provision from income taxes consists of the following:

	2022	2021
Current:
Federal	$2,688,000	$5,420,000
State	1,208,000	2,835,000
	3,896,000	8,255,000
Deferred:
Federal	(23,200,000)	24,385,000
State	(7,621,000)	7,510,000
	(30,821,000)	31,895,000
	$(26,925,000)	$40,150,000

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2022	2021

Statutory federal income tax rate	21.0%	21.0%
State franchise taxes (net of federal tax benefit)	5.7	5.2
Effect of state rate change on beginning balance of deferred tax liabilities	(0.7)	0.1
Dividends received deduction	0.4	(0.2)
Others	(0.1)	0.1
Effective tax rate	26.3%	26.2%

The Company’s deferred income tax assets and liabilities were comprised of the following:

	2022	2021
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$1,792,000	$1,603,000
Impairment losses on marketable securities	(182,000)	113,000
Bad debt reserves not yet deductible	56,000	55,000
Depreciation and amortization	2,686,000	3,065,000
Deferred revenues	1,316,000	1,836,000
Goodwill	451,000	520,000
Net operating losses	657,000	561,000
Credits and other	71,000	268,000
Total deferred tax assets	6,847,000	8,021,000

Deferred tax liabilities attributable to:
Unrealized gains on marketable securities	(32,120,000)	(64,115,000)
Net deferred income taxes	$(25,273,000)	$(56,094,000)

During fiscal 2022, the Company recorded an income tax benefit of $26,925,000 on the pretax loss of $102,549,000.   The income tax benefit consisted of a tax benefit of $32,840,000 on the unrealized losses on marketable securities and a benefit of $340,000 for the dividends received deduction and other permanent book and tax differences, offset by tax provisions of $3,790,000 on the realized gains on marketable securities, $1,735,000 on income from operations, and $730,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability.  Consequently, the overall effective tax rate for fiscal 2022 was 26.3%, after including the taxes on the realized gains and unrealized losses on marketable securities.

For fiscal 2021, the Company recorded a provision for income taxes of $40,150,000 on pretax income of $153,050,000.   The effective rate of 26.2% was higher than the statutory rate of 21% primarily due to the recording of (i) state taxes, which were offset by the dividends received deduction, resulting in a tax provision of $1,260,000 on pretax income before the unrealized and realized gains on marketable securities, (ii) a tax provision of $27,938,000 on the unrealized gains on marketable securities and (iii) a tax provision of $10,952,000 on the realized gains on marketable securities.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2019 with regard to federal income taxes and fiscal 2018 for state income taxes.

* * * * * * * * * * * *

During fiscal 2021, the Company utilized all of its federal and certain state net operating losses (NOL). California has suspended the use of NOLs for fiscal years beginning in 2020, 2021 and 2022. As a result, the Company has $5.5 million of California NOLs expiring in fiscal years 2038 and 2039. The Company also has NOLs in other states, expiring as follows:

Fiscal Year ended	California NOLs		Other State NOLs

September 30, 2032	$	---	$.1
September 30, 2037		---	.1
September 30, 2038		4.8	.2
September 30, 2039		.7	.1
No expiration		---	2.1
Total		$5.5	$2.6

4.	DEBTS AND COMMITMENTS

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. In addition, there were subsequent borrowings of $45.5 million to purchase additional marketable securities bringing the margin loan balance up to $75 million as of September 30, 2022.

The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2022 was 3%, and it may increase in the future, particularly if the Federal Reserve continues to increase interest rates to help combat inflation. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining 10 years. This real estate loan had a balance of approximately $1.43 million as of September 30, 2022. Each monthly installment payment is approximately $16,600. In April 2022, the Company sold approximately 17,564 square feet of the land along the front of its Logan building to the City of Logan for approximately $381,000 in connection with the City of Logan’s street widening project. (In October 2022, the Company again amended this real estate loan contract as the bank transferred its index to Secured Overnight Financing Rate from London Interbank Offered Rate which was ceased by the Federal Reserve and the Alternative Reference Rates Committee in the United States. The term of the loan, including the interest rate and the balance, remains unchanged.)

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through October 2023.

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses, inclusive of these expenses, for fiscal years 2022 and 2021 were $249,000 and $286,000, respectively.

The following table represents the Company’s future obligations

	Payments due by Fiscal Year
	2023	2024	2025	2026	2027	2028 and after	Total
Real estate loan	$146,000	$158,000	$164,000	$169,000	$175,000	$619,000	$1,431,000
Obligations under operating leases	140,000	3,000	---	---	---	---	143,000
Long-term accrued liabilities*	---	1,818,000	720,000	616,000	508,000	863,000	4,525,000
	$286,000	$1,979,000	$884,000	$785,000	$683,000	$1,482,000	$6,099,000

* The long-term accrued liabilities for the Management Incentive Plan are discounted to the present value using a discount rate of 6%.

5.	CONTINGENCIES

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

In accordance with ASC 280-10, Segment Reporting, the Company has two segments of business. The Company’s reportable segments are: (i) the Traditional Business and (ii) Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. (In August 2022, the Company established a new wholly-owned subsidiary, Journal Technologies (Canada) Inc., in Victoria BC, Canada. Except for a nominal founding cost of approximately $4,000, there were no business activities for this new Canadian company during fiscal 2022.) All inter-segment transactions were eliminated.

Additional details about each of the reportable segments and its corporate income and expenses is set forth below:

Overall Financial Results (000)
For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2022	2021	2022		2021		2022		2021		2022	2021
Revenues
Advertising	$8,591	$8,171	$	---	$	---	$	---	$	---	$8,591	$8,171
Circulation	4,394	4,576		---		---		---		---	4,394	4,576
Advertising service fees and other	2,937	2,684		---		---		---		---	2,937	2,684
Licensing and maintenance fees	---	---		19,192		21,044		---		---	19,192	21,044
Consulting fees	---	---		11,865		6,319		---		---	11,865	6,319
Other public service fees	---	---		7,030		7,131		---		---	7,030	7,131
Total operating revenues	15,922	15,431		38,087		34,494		---		---	54,009	49,925
Operating expenses
Salaries and employee benefits	9,618	8,226		27,317		26,004		---		---	36,935	34,230
Increase to the long-term Supplemental compensation accrual	1,130	1,795		115		40		---		---	1,245	1,835
Others	4,472	4,967		9,368		6,741		---		---	13,840	11,708
Total operating expenses	15,220	14,988		36,800		32,785		---		---	52,020	47,773
Income from operations	702	443		1,287		1,709		---		---	1,989	2,152

Dividends and interest income	---	---		---		---		5,451		2,908	5,451	2,908
Gains on sale of land	---	---		---		---		272		---	272	---
Other income	---	---		---		---		---		69	---	69
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(83)		(94)	(83)	(94)
Interest expense on margin loans	---	---		---		---		(1,026)		(233)	(1,026)	(233)
Gains on sales of marketable securities, net	---	---		---		---		14,249		41,749	14,249	41,749
Net unrealized (losses) gains on marketable securities	---	---		---		---		(123,401)		106,499	(123,401)	106,499
Pretax income (loss)	702	443		1,287		1,709		(104,538)		150,898	(102,549)	153,050
Income tax (expense) benefit	(185)	(115)		(205)		(425)		27,315		(39,610)	26,925	(40,150)
Net income (loss)	$517	$328		$1,082		$1,284		$(77,223)		$111,288	$(75,624)	$112,900
Total assets	$22,743	$22,412		$27,868		$20,480		$268,500		$339,664	$319,111	$382,556
Capital expenditures	$3	$22		$33		$7		---		---	$36	$29

During fiscal 2022 and 2021, the Traditional Business had total operating revenues of $15,922,000 and $15,431,000 of which $11,528,000 and $10,855,000, respectively, were recognized after services were provided while $4,394,000 and $4,576,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for the Company’s software business were $38,087,000 and $34,494,000, of which $19,459,000 and $14,787,000, respectively, were recognized upon completion of services while $18,628,000 and $19,707,000, respectively, were recognized ratably over the subscription periods.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including Steven Myhill-Jones, its Interim Chief Executive Officer (“CEO”) and Tu To, its Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022.  Based on that evaluation, management concluded that its disclosure controls and procedures were not effective as of September 30, 2022. There exist material weaknesses in its internal control over financial reporting because the Company does not segregate duties to the extent it could if it had more people and the Company does not have sufficient controls to support an effective management assessment of internal control over financial reporting.

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

Each year, management is required by SEC rules to evaluate the effectiveness of the Company’s internal control over financial reporting. If management identifies any material weaknesses in the course of the evaluation, the rules do not allow us to conclude that our internal control over financial reporting is effective. That evaluation is conducted under the supervision and with the participation of Steven Myhill-Jones and Tu To, and is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on the evaluation under that framework and applicable SEC rules, management has identified the following deficiencies that constitute material weaknesses in the Company’s internal control over financial reporting:

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

Recognizing our deficiencies, we use mitigating controls, including a variety of internal procedures to check and double-check the areas where one person is responsible for multiple duties. Among other things, the Company’s monitoring activities include monthly review and comparative analysis of financial, production and public information with prior periods by the Company’s department supervisors, the CEO, the CFO and the Board of Directors. We will continue to review our compensating controls and procedures in our efforts to mitigate or remediate the above-mentioned material weaknesses.

In addition, we believe our most important internal control is our hiring and retention of honest and capable people, whom we trust to do their jobs well. Accordingly, we believe our overall internal control environment is sufficient for a company of our size.

In the context of the COSO 2013 Framework, however, we believe that the above-mentioned control deficiencies constitute material weaknesses, and therefore we must conclude that our internal control over financial reporting was not effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

Except as described above under Management’s Report on Internal Control over Financial Reporting, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in February 2023 (the “Proxy Statement”), which Proxy Statement will be filed with the SEC within 120 days after September 30, 2022, is incorporated herein by reference.

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
Report of Independent Registered Public Accounting Firm (PCAOB ID 23)
Consolidated Balance Sheets at September 30, 2022 and 2021
Consolidated Statements of Comprehensive (Loss) Income for the years ended September 30, 2022 and 2021
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended September 30, 2022 and 2021
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

14	Daily Journal Corporation Code of Ethics (*)
21	Daily Journal Corporation’s List of Subsidiaries
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
(*)	Filed as an Exhibit to the Company’s 2020 Annual Report on Form 10-K, field with the Securities and Exchange Commission on December 16, 2020
(~)	Filed as an Exhibit to the Company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 12, 2019
(‡)	Management Compensatory Plan

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

/s/ Steven Myhill-Jones
By:
Chairman of the Board and
Interim Chief Executive Office

Date:         December 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Myhill-Jones	Chairman of the Board and
	Interim Chief Executive Officer	December 16, 2022

Steven Myhill-Jones

	Chief Financial Officer,	December 16, 2022
/s/ Tu To	(Principal Financial Officer and
Principal Accounting Officer)

Tu To

/s/ Charles T. Munger	Director	December 16, 2022

Charles T. Munger

/s/ Mary Conlin	Director	December 16, 2022

Mary Conlin

/s/ John Frank	Director	December 16, 2022

John Frank