Form 10-Q
period 2022-12-31
DAILY JOURNAL CORP
filed 2023-02-13
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Yes: ☒         No:☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes: ☒          No:☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:☐ No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,377,026 shares outstanding at January 31, 2023

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets ‑ December 31, 2022 and September 30, 2022	3

Consolidated Statements of Income and Comprehensive Income ‑ Three months ended December 31, 2022 and 2021	4

Consolidated Statements of Shareholders’ Equity ‑ Three months ended December 31, 2022 and 2021	5

Consolidated Statements of Cash Flows ‑ Three months ended December 31, 2022 and 2021	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	20

Part II Other Information

Item 6. Exhibits	21

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30
	2022	2022
ASSETS
Current assets
Cash and cash equivalents	$14,593,000	$13,423,000
Restricted cash	2,050,000	2,045,000
Marketable securities at fair value -- common stocks	307,151,000	275,529,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at December 31, 2022 and September 30, 2022	11,378,000	16,931,000
Inventories	81,000	56,000
Income tax receivable	1,017,000	451,000
Prepaid expenses and other current assets	410,000	1,019,000
Total current assets	336,680,000	309,454,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,362,000	16,330,000
Furniture, office equipment and computer software	1,692,000	1,688,000
Machinery and equipment	1,521,000	1,521,000
	19,575,000	19,539,000
Less accumulated depreciation	(10,061,000)	(9,986,000)
	9,514,000	9,553,000
Operating lease right-of-use assets	77,000	104,000
	$346,271,000	$319,111,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,269,000	$5,062,000
Accrued liabilities	4,200,000	7,066,000
Note payable collateralized by real estate	154,000	146,000
Deferred subscriptions	2,536,000	2,679,000
Deferred consulting fees	7,499,000	6,394,000
Deferred maintenance agreements and others	11,642,000	12,272,000
Total current liabilities	31,300,000	33,619,000

Long term liabilities
Investment margin account borrowings	81,011,000	75,000,000
Note payable collateralized by real estate	1,254,000	1,285,000
Deferred maintenance agreements and others	487,000	370,000
Accrued liabilities	4,005,000	4,547,000
Deferred income taxes	31,370,000	25,273,000
Total long-term liabilities	118,127,000	106,475,000

Commitments and contingencies (Notes 10 and 11)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 428,027 treasury shares at December 31, 2022 and September 30, 2022	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	195,075,000	177,248,000
Total shareholders' equity	196,844,000	179,017,000
	$346,271,000	$319,111,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31
	2022	2021

Revenues
Advertising	$1,990,000	$2,001,000
Circulation	1,098,000	1,110,000
Advertising service fees and other	699,000	671,000
Licensing and maintenance fees	4,395,000	4,480,000
Consulting fees	2,322,000	1,761,000
Other public service fees	1,797,000	1,713,000
	12,301,000	11,736,000

Costs and expenses
Salaries and employee benefits	9,631,000	8,477,000
Decrease to the long-term supplemental compensation accrual	(520,000)	(130,000)
Agency commissions	211,000	208,000
Outside services	1,089,000	924,000
Postage and delivery expenses	167,000	163,000
Newsprint and printing expenses	199,000	159,000
Depreciation and amortization	75,000	104,000
Equipment maintenance and software	303,000	240,000
Credit card merchant discount fees	425,000	411,000
Rent expenses	69,000	65,000
Accounting and legal fees	273,000	320,000
Other general and administrative expenses	1,095,000	739,000
	13,017,000	11,680,000
(Loss) income from operations	(716,000)	56,000
Other income (expense)
Dividends and interest income	1,069,000	875,000
Realized gains on sales of marketable securities	422,000	46,694,000
Net unrealized gains (losses) on marketable securities	24,025,000	(36,088,000)
Interest expense on margin loans and others	(861,000)	(86,000)
Interest expense on note payable collateralized by real estate	(12,000)	(13,000)

Income before income taxes	23,927,000	11,438,000
Income tax provisions	(6,100,000)	(4,560,000)
Net income	$17,827,000	$6,878,000

Weighted average number of common shares outstanding - basic and diluted	1,377,026	1,380,746
Basic and diluted net income per share	$12.95	$4.98

Comprehensive income	$17,827,000	$6,878,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$252,872,000	$254,641,000
Net income	---	---	---	---	---	6,878,000	6,878,000
Balance at December 31, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$259,750,000	$261,519,000

Balance at September 30, 2022	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$177,248,000	$179,017,000
Net income	---	---	---	---	---	17,827,000	17,827,000
Balance at December 31, 2022	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$195,075,000	$196,844,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended December 31
	2022		2021
Cash flows from operating activities
Net income		$17,827,000		$6,878,000
Adjustments to reconcile net income to net cash provided from operations
Depreciation and amortization		75,000		104,000
Net unrealized (gains) losses on marketable securities		(24,025,000)		36,088,000
Realized gains on sales of marketable securities		(422,000)		(46,694,000)
Deferred income taxes		6,097,000		(7,967,000)
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net		5,553,000		2,349,000
Inventories		(25,000)		(12,000)
Prepaid expenses and other assets		68,000		3,000
Income tax receivable		2,000		---
Increase (decrease) in liabilities
Accounts payable		207,000		(535,000)
Accrued liabilities		(3,408,000)		(2,417,000)
Income tax payable		---		12,527,000
Deferred subscriptions		(143,000)		(89,000)
Deferred consulting fees		1,105,000		906,000
Deferred maintenance agreements and others		(513,000)		(816,000)
Net cash provided from operating activities		2,398,000		325,000

Cash flows from investing activities
Proceeds from sales of marketable securities		2,826,000		50,020,000
Purchases of marketable securities		(10,001,000)		(87,125,000)
Purchases of property, plant and equipment		(36,000)		---
Net cash used in investing activities		(7,211,000)		(37,105,000)

Cash flows from financing activities
Borrowing from margin loan account		6,011,000		37,014,000
Payment of real estate loan principal		(23,000)		(36,000)
Net cash provided from financing activities		5,988,000		36,978,000

Increase in cash and restricted cash and cash equivalents		1,175,000		198,000

Cash and restricted cash and cash equivalents
Beginning of period		15,468,000		14,639,000
End of period		$16,643,000		$14,837,000

Interest paid during period		$917,000		$92,000
Net income taxes paid	$	---	$	---

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

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of December 31, 2022, its results of operations for the three-month periods ended December 31, 2022 and 2021, its consolidated statements of shareholders’ equity for the three months ended December 31, 2022 and 2021 and cash flows for the three months ended December 31, 2022 and 2021. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 3 – New Accounting Pronouncement

No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

Note 4 – Right-of-Use (ROU) Asset

At December 31, 2022, the Company had a ROU asset and lease liability of approximately $77,000 for its operating office and equipment leases, including approximately $15,000 beyond one year.  Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

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

Note 6 - Treasury stock and net income per common share

In June 2022, the Company received from Director Charles T. Munger 3,720 shares of Daily Journal common stock as his gracious personal gift (worth approximately $1 million on the date of the gift) for the purpose of establishing a new senior management equity incentive plan, which is still in the process of being set up. These donated shares were considered treasury stock, and the Company accounted for them using the par method which resulted in an immaterial effected amount on Treasury Stock and Additional Paid-in Capital. In addition, the number of outstanding shares of the Company was reduced by these 3,720 shares to reflect the actual number of outstanding shares of 1,377,026 as of December 31, 2022. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,377,026 and 1,380,746 for the three-month periods ended December 31, 2022 and 2021, respectively. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

Note 7 - Basic and Diluted Net Income Per Share

The Company does not have any common stock equivalents, and therefore basic and diluted net income per share are the same.

Note 8 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of December 31, 2022 and September 30, 2022, there were net accumulated pretax unrealized gains of $144,717,000 and $120,692,000, respectively, recorded in the accompanying Consolidated Balance Sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

In December 2022, the Company recorded and included in its net income the net unrealized gains on marketable securities of $24,025,000, as compared with the net unrealized losses on marketable securities of $36,088,000, in the prior year period.

In December 2022, the Company sold part of its marketable securities for approximately $2,826,000, realizing net gains of $422,000, and borrowed an additional $6,011,000 from the margin loan account to purchase additional marketable securities with a total cost of approximately $10,001,000.

In December 2021, the Company sold part of its marketable securities for approximately $50,020,000, realizing gains of $46,694,000, and borrowed an additional $37,014,000 from the margin loan account to purchase additional marketable securities with a total cost of approximately $87,125,000.

Investments in marketable securities as of December 31, 2022 and September 30, 2022 are summarized below.

Investment in Financial Instruments

	December 31, 2022			September 30, 2022
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$307,151,000	$162,434,000	$144,717,000	$275,529,000	$154,837,000	$120,692,000

Note 9 - Income Taxes

For the three months ended December 31, 2022, the Company recorded an income tax provision of $6,100,000 on the pretax income of $23,927,000. The income tax provision consisted of a tax provision of $110,000 on the realized gains on marketable securities and $6,360,000 on the unrealized gains on marketable securities, partially offset by a tax benefit of $140,000 on loss from operations, $80,000 for the dividends received deduction and other permanent book and tax differences, and $150,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the three months ended December 31, 2022 was 25.49%, after including the taxes on the realized and unrealized gains on marketable securities.

For the three months ended December 31, 2021, the Company recorded a provision for income taxes of $4,560,000 on pretax income of $11,438,000.   The income tax provision consisted of a tax provision of $230,000 on income from operations, a tax provision of $12,612,000 on the realized gains on marketable securities and a tax provision of $1,556,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability, partially offset by a tax benefit of $9,747,000 on the unrealized losses on marketable securities, and a tax benefit of $91,000 for the dividends received deduction and other permanent book and tax differences. Consequently, the overall effective tax rate for the three months ended December 31, 2021 was 39.87%, after including the taxes on the realized gains and unrealized losses on marketable securities.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2019 with regard to federal income taxes and fiscal 2018 for state income taxes.

Note 10 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. There also have been subsequent borrowings of $51.5 million to purchase additional marketable securities bringing the margin loan balance up to $81.0 million as of December 31, 2022. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of December 31, 2022 was 5%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which has a fixed interest rate of 3.33%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $1.39 million as of December 31, 2022. Each monthly installment payment is about $16,600. In October 2022, the Company again amended this real estate loan contract as the bank transferred its index to Secured Overnight Financing Rate from London Interbank Offered Rate which was ceased by the Federal Reserve and the Alternative Reference Rates Committee in the United States. The term of the loan, including the interest rate and the balance, was not affected by the amendment.

In April 2022, the Company sold approximately 17,564 square feet of the land along the front of its Logan building to the City of Logan for approximately $381,000 in connection with the City of Logan’s street widening project.

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through January 2024.

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

Note 12 - Operating Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each of the reportable segments and its income and expenses is set forth below:

Overall Financial Results (000)
For the three months ended December 31, 2022 and 2021

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2022	2021	2022		2021		2022		2021		2022	2021
Revenues
Advertising	$1,990	$2,001	$	---	$	---	$	---	$	---	$1,990	$2,001
Circulation	1,098	1,110		---		---		---		---	1,098	1,110
Advertising service fees and other	699	671		---		---		---		---	699	671
Licensing and maintenance fees	---	---		4,395		4,480		---		---	4,395	4,480
Consulting fees	---	---		2,322		1,761		---		---	2,322	1,761
Other public service fees	---	---		1,797		1,713		---		---	1,797	1,713
Total operating revenues	3,787	3,782		8,514		7,954		---		---	12,301	11,736
Operating expenses
Salaries and employee benefits	2,218	2,315		7,413		6,162		---		---	9,631	8,477
Decrease to the long-term supplemental compensation accrual	(500)	(90)		(20)		(40)		---		---	(520)	(130)
Others	1,134	1,051		2,772		2,282		---		---	3,906	3,333
Total operating expenses	2,852	3,276		10,165		8,404		---		---	13,017	11,680
Income (loss) from operations	935	506		(1,651)		(450)		---		---	(716)	56

Dividends and interest income	---	---		---		---		1,069		875	1,069	875
Interest expense on note payable collateralized by real estate and other	---	---		---		---		(12)		(13)	(12)	(13)
Interest expense on margin loans	---	---		---		---		(861)		(86)	(861)	(86)
Gains on sales of marketable securities, net	---	---		---		---		422		46,694	422	46,694
Net unrealized gains (losses) on marketable securities	---	---		---		---		24,025		(36,088)	24,025	(36,088)
Pretax income (loss)	935	506		(1,651)		(450)		24,643		11,382	23,927	11,438
Income tax (expense) benefit	(235)	(205)		350		250		(6,215)		(4,605)	(6,100)	(4,560)
Net income (loss)	$700	$301		$(1,301)		$(200)		$18,428		$6,777	$17,827	$6,878
Total assets	$45,288	$69,925		$25,202		$18,925		$275,781		$347,157	$346,271	$436,007
Capital expenditures	32	---		4		---		---		---	36	---

During the three months ended December 31, 2022, the Traditional Business had total operating revenues of $3,787,000 with $2,689,000 recognized after services were provided and $1,098,000 recognized ratably over the publication subscription terms, as compared with total operating revenues of $3,782,000 with $2,672,000 recognized after services were provided and $1,110,000 recognized ratably over the publication subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $8,514,000 with $4,121,000 recognized upon completion of services and $4,393,000 recognized ratably over the subscription periods, as compared with total operating revenues of $7,954,000 with $3,476,000 recognized upon completion of services and $4,478,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 69% of the Company’s revenues during the three-month period ended December 31, 2022 were derived from Journal Technologies, as compared with 68% in the prior year period. In addition, the Company’s revenues have been primarily from the United States with approximately 7% from foreign countries during the three-months ended December 31, 2022. Journal Technologies’ revenues are primarily from governmental agencies.

Note 13 - Subsequent Events

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no subsequent events occurred that required recognition to the financial statements or disclosures in the Notes to Consolidated Financial Statements, except for sponsoring a 401(k) retirement plan and a 409A non-qualified deferred compensation plan for its employees effective January 1, 2023.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a software development company, and (2) Journal Technologies, Inc., which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including efiling and a website to pay traffic citations and fees online. These products are licensed in 30 states and internationally.

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

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each reportable segment and its income and expenses is set forth below:

Overall Financial Results (000)
For the three months ended December 31, 2022 and 2021

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2022	2021	2022		2021		2022		2021		2022	2021
Revenues
Advertising	$1,990	$2,001	$	---	$	---	$	---	$	---	$1,990	$2,001
Circulation	1,098	1,110		---		---		---		---	1,098	1,110
Advertising service fees and other	699	671		---		---		---		---	699	671
Licensing and maintenance fees	---	---		4,395		4,480		---		---	4,395	4,480
Consulting fees	---	---		2,322		1,761		---		---	2,322	1,761
Other public service fees	---	---		1,797		1,713		---		---	1,797	1,713
Total operating revenues	3,787	3,782		8,514		7,954		---		---	12,301	11,736
Operating expenses
Salaries and employee benefits	2,218	2,315		7,413		6,162		---		---	9,631	8,477
Decrease to the long-term supplemental compensation accrual	(500)	(90)		(20)		(40)		---		---	(520)	(130)
Others	1,134	1,051		2,772		2,282		---		---	3,906	3,333
Total operating expenses	2,852	3,276		10,165		8,404		---		---	13,017	11,680
Income (loss) from operations	935	506		(1,651)		(450)		---		---	(716)	56

Dividends and interest income	---	---		---		---		1,069		875	1,069	875
Interest expense on note payable collateralized by real estate and other	---	---		---		---		(12)		(13)	(12)	(13)
Interest expense on margin loans	---	---		---		---		(861)		(86)	(861)	(86)
Gains on sales of marketable securities, net	---	---		---		---		422		46,694	422	46,694
Net unrealized gains (losses) on marketable securities	---	---		---		---		24,025		(36,088)	24,025	(36,088)
Pretax income (loss)	935	506		(1,651)		(450)		24,643		11,382	23,927	11,438
Income tax (expense) benefit	(235)	(205)		350		250		(6,215)		(4,605)	(6,100)	(4,560)
Net income (loss)	$700	$301		$(1,301)		$(200)		$18,428		$6,777	$17,827	$6,878
Total assets	$45,288	$69,925		$25,202		$18,925		$275,781		$347,157	$346,271	$436,007
Capital expenditures	32	---		4		---		---		---	36	---

During the three months ended December 31, 2022, the Traditional Business had total operating revenues of $3,787,000 with $2,689,000 recognized after services were provided and $1,098,000 recognized ratably over the publication subscription terms, as compared with total operating revenues of $3,782,000 with $2,672,000 recognized after services were provided and $1,110,000 recognized ratably over the publication subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $8,514,000 with $4,121,000 recognized upon completion of services and $4,393,000 recognized ratably over the subscription periods, as compared with total operating revenues of $7,954,000 with $3,476,000 recognized upon completion of services and $4,478,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 69% of the Company’s revenues during the three-month period ended December 31, 2022 were derived from Journal Technologies, as compared with 68% in the prior year period. In addition, the Company’s revenues have been primarily from the United States with approximately 7% from foreign countries during the three-months ended December 31, 2022. Journal Technologies’ revenues are primarily from governmental agencies.

Comparable three-month periods ended December 31, 2022 and 2021

Consolidated Financial Comparison

Consolidated revenues were $12,301,000 and $11,736,000 for the three months ended December 31, 2022 and 2021, respectively. This increase of $565,000 (5%) was primarily from increases in (i) Journal Technologies’ consulting fees of $561,000 and other public service fees of $84,000 and (ii) the Traditional Business’ advertising service fees and other of $28,000, partially offset by decreases in (i) Journal Technologies’ license and maintenance fees of $85,000 and (ii) the Traditional Business’ advertising revenues of $11,000 and circulation revenues of $12,000.

Consolidated operating expenses increased by $1,337,000 (11%) to $13,017,000 from $11,680,000. Total salaries and employee benefits increased by $1,154,000 (14%) to $9,631,000 from $8,477,000 primarily because of bigger salary adjustments due to recent inflation in the compensation market for talent. Outside services increased by $165,000 (18%) to $1,089,000 from $924,000 mainly because of increased third-party hosting fees which were billed to clients. Newsprint and printing expenses increased by $40,000 (25%) to $199,000 from $159,000 primarily resulting from newsprint price increases and additional purchases of printing supplies. Equipment maintenance and software increased by $63,000 (26%) to $303,000 from $240,000 mainly resulting from increased maintenance costs. Accounting and legal fees decreased by $47,000 (15%) to $273,000 from 320,000 primarily from decreased legal fees. Other general and administrative expenses increased by $356,000 (48%) to $1,095,000 from $739,000 mainly because there were increased miscellaneous office software purchases and business travel expenses as compared to the prior fiscal year period.

The Company’s non-operating income, net of expenses, increased by $13,261,000 (117%) to $24,643,000 from $11,382,000 in the prior fiscal year period primarily because of (i) the recording of net unrealized gains on marketable securities of $24,025,000 during the three months ended December 31, 2022 as compared with net unrealized losses of $36,088,000 in the prior fiscal year period, and (ii) increases in dividends and interest income of $194,000 (22%) to $1,069,000 from $875,000. These increases were partially offset by (i) the recording of realized net gains on sales of marketable securities of $422,000 during the three months ended December 31, 2022 as compared with $46,694,000 in the prior fiscal year period and (ii) increases in interest expenses of $774,000 (782%) to $873,000 from $99,000, primarily due to the federal rate increases.

During the three months ended December 31, 2022, the Company’s consolidated pretax income was $23,927,000, as compared to $11,438,000 in the prior fiscal year period. There was consolidated net income of $17,827,000 ($12.95 per share) for the three months ended December 31, 2022, as compared with $6,878,000 ($4.98 per share) in the prior fiscal year period.

At December 31, 2022, the aggregate fair market value of the Company’s marketable securities was $307,151,000. These securities had approximately $144,717,000 of net unrealized gains before taxes of $38,290,000. They generated approximately $1,069,000 in dividends income during the three months ended December 31, 2022, as compared with $875,000 in the prior fiscal year period. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the three months ended December 31, 2022, the Company recorded an income tax provision of $6,100,000 on the pretax income of $23,927,000. The income tax provision consisted of a tax provision of $110,000 on the realized gains on marketable securities and $6,360,000 on the unrealized gains on marketable securities, partially offset by a tax benefit of $140,000 on loss from operations, $80,000 for the dividends received deduction and other permanent book and tax differences, and $150,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the three months ended December 31, 2022 was 25.49%, after including the taxes on the realized and unrealized gains on marketable securities.

For the three months ended December 31, 2021, the Company recorded a provision for income taxes of $4,560,000 on pretax income of $11,438,000.   The income tax provision consisted of a tax provision of $230,000 on income from operations, a tax provision of $12,612,000 on the realized gains on marketable securities and a tax provision of $1,556,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability, partially offset by a tax benefit of $9,747,000 on the unrealized losses on marketable securities, and a tax benefit of $91,000 for the dividends received deduction and other permanent book and tax differences. Consequently, the overall effective tax rate for the three months ended December 31, 2021 was 39.87%, after including the taxes on the realized gains and unrealized losses on marketable securities.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2019 with regard to federal income taxes and fiscal 2018 for state income taxes.

The Traditional Business

The Traditional Business’ pretax income increased by $429,000 (85%) to $935,000 from $506,000 in the prior fiscal year period, primarily resulting from a decrease to the long-term supplemental compensation accrual of $410,000 (456%) to $500,000 from $90,000 in the prior fiscal year period.

During the three months ended December 31, 2022, the Traditional Business had total operating revenues of $3,787,000, as compared with $3,782,000 in the prior fiscal year period. Advertising revenues decreased by $11,000 (1%) to $1,990,000 from $2,001,000, primarily resulting from decreased commercial advertising revenues of $47,000, legal notice advertising revenues of $7,000 and government notice advertising revenues of $12,000, partially offset by increased trustee sale notice advertising revenues of $55,000 mainly because of the lifting of Covid-related foreclosure moratoriums on lenders.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company increased by 44% during the three months ended December 31, 2022 as compared to the prior fiscal year period. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 88% of the total public notice advertising revenues during the three months ended December 31, 2022. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 22% of the Company's total operating revenues for the three months ended December 31, 2022 and 23% in the prior fiscal year period.

The Daily Journals accounted for about 92% of the Traditional Business’ total circulation revenues, which declined by $12,000 (1%) to $1,098,000 from $1,110,000. The court rule and judicial profile services generated about 5% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, decreased by $14,000 to $3,352,000 from $3,366,000, primarily resulting from reduced legal fees.

Journal Technologies

During the three months ended December 31, 2022, Journal Technologies’ business segment pretax loss increased by $1,201,000 (267%) to $1,651,000 from $450,000 in the prior fiscal year period.

Revenues increased by $560,000 (7%) to $8,514,000 from $7,954,000 in the prior fiscal year period. Licensing and maintenance fees decreased by $85,000 (2%) to $4,395,000 from $4,480,000 primarily resulting from the reduction in legacy software products’ maintenance and support revenues. Consulting fees increased by $561,000 (32%) to $2,322,000 from $1,761,000 mainly resulting from more project go-lives. Other public service fees increased by $84,000 (5%) to $1,797,000 from $1,713,000 primarily because of increased efiling fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period.

Operating expenses increased by $1,761,000 (21%) to $10,165,000 from $8,404,000 primarily because of (i) increased personnel costs because of bigger salary adjustments due to recent inflation in the compensation market for talent, (ii) increased third-party hosting fees which were billed to clients and (iii) additional miscellaneous office software license purchases and increased business travel expenses.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Liquidity and Capital Resources

For the three-months ended December 31, 2022, the Company’s cash and cash equivalents, restricted cash, and marketable security positions increased by $32,797,000, after the sales of marketable securities of approximately $2,826,000 and additional borrowing of $6,011,000 from the margin loan account, partially offset by the recording of net pretax unrealized gains on marketable securities of $24,025,000. Cash, cash equivalents, the proceeds from the sales of marketable securities and additional borrowing were primarily used to purchase additional marketable securities of $10,001,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $162,434,000 and a market value of about $307,151,000 at December 31, 2022, generated approximately $1,069,000 in dividends income during the three months ended December 31, 2022. These securities had approximately $144,717,000 of net unrealized gains before estimated taxes of $38,290,000 which will become due only when we sell securities in which there is unrealized appreciation.

Cash flows from operating activities increased by $2,073,000 during the three months ended December 31, 2022, as compared to the prior fiscal year period, primarily due to (i) decreases in the Company’s deferred tax benefit of $14,064,000 and its accounts receivable of $3,204,000 mainly resulting from more collections and (ii) increases in deferred revenues of $448,000. This was partially offset by (i) decreases in net income of $2,892,000, excluding the increases in unrealized gains on marketable securities of $60,113,000 and decreases in realized net gains on sales of marketable securities of $46,272,000 and (ii) decreases in the Company’s income tax payable of $12,527,000 and (iii) decreases in net accounts payable and accrued liabilities of $249,000 (because of the timing difference in remitting efiling fees to the courts)

As of December 31, 2022, the Company had working capital of $305,380,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $21,677,000.

The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operations and its current working capital. The Company may or may not have the ability to borrow additional amounts against its marketable securities and, among other possibilities, it may be required to consider selling some of those securities to generate cash if needed to fund ongoing operations. The amount available for borrowing is based on the market value of the Company’s investment portfolio and fluctuates depending on the value of the underlying securities. In addition, the Company could be subject to margin calls should the balance of the investment decrease significantly.

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

The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2022. The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; the impacts of COVID-19 and the efforts to contain it on the Company’s customers, advertisers and subscribers, particularly the closure or scaling back of operations of courts, justice agencies and other businesses; a further decline in subscriber revenues; possible security breaches of the Company’s software or websites; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2022, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2022.

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

DATE: February 13, 2023