Form 10-Q
period 2023-03-31
DAILY JOURNAL CORP
filed 2023-05-15
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes: ☐         No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,377,026 shares outstanding at April 30, 2023

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets ‑ March 31, 2023 and September 30, 2022	3

Consolidated Statements of Income and Comprehensive Income (Loss) ‑ Three months ended March 31, 2023 and 2022	4

Consolidated Statements of Income and Comprehensive Income (Loss) ‑ Six months ended March 31, 2023 and 2022	5

Consolidated Statements of Shareholders’ Equity ‑ Six months ended March 31, 2023 and 2022	6

Consolidated Statements of Cash Flows ‑ Six months ended March 31, 2023 and 2022	7

Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4. Controls and Procedures	25

Part II Other Information

Item 6. Exhibits	26

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$13,738,000	$13,423,000
Restricted cash	2,134,000	2,045,000
Marketable securities at fair value -- common stocks	318,773,000	275,529,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at March 31, 2023 and September 30, 2022	13,515,000	16,931,000
Inventories	98,000	56,000
Income tax receivable	750,000	451,000
Prepaid expenses and other current assets	479,000	1,019,000
Total current assets	349,487,000	309,454,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,400,000	16,330,000
Furniture, office equipment and computer software	1,692,000	1,688,000
Machinery and equipment	1,521,000	1,521,000
	19,613,000	19,539,000
Less accumulated depreciation	(10,131,000)	(9,986,000)
	9,482,000	9,553,000
Operating lease right-of-use assets	51,000	104,000
	$359,020,000	$319,111,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,419,000	$5,062,000
Accrued liabilities	4,732,000	7,066,000
Note payable collateralized by real estate	155,000	146,000
Deferred subscriptions	2,552,000	2,679,000
Deferred consulting fees	8,021,000	6,394,000
Deferred maintenance agreements and others	11,374,000	12,272,000
Total current liabilities	31,253,000	33,619,000

Long term liabilities
Investment margin account borrowings	81,000,000	75,000,000
Note payable collateralized by real estate	1,199,000	1,285,000
Deferred maintenance agreements and others	521,000	370,000
Accrued liabilities	3,883,000	4,547,000
Deferred income taxes	34,887,000	25,273,000
Total long-term liabilities	121,490,000	106,475,000

Commitments and contingencies (Notes 10 and 11)	---	---

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 428,027 and 424,307 treasury shares, at March 31, 2023 and September 30, 2022, respectively	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	204,508,000	177,248,000
Total shareholders' equity	206,277,000	179,017,000
	$359,020,000	$319,111,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31
	2023	2022

Revenues
Advertising	$2,204,000	$2,129,000
Circulation	1,108,000	1,072,000
Advertising service fees and other	778,000	742,000
Licensing and maintenance fees	5,679,000	4,608,000
Consulting fees	4,433,000	669,000
Other public service fees	1,952,000	1,729,000
	16,154,000	10,949,000

Costs and expenses
Salaries and employee benefits	10,005,000	8,847,000
Decrease to the long-term supplemental compensation accrual	(200,000)	(1,920,000)
Agency commissions	233,000	232,000
Outside services	1,353,000	914,000
Postage and delivery expenses	167,000	164,000
Newsprint and printing expenses	193,000	196,000
Depreciation and amortization	70,000	123,000
Equipment maintenance and software	354,000	378,000
Credit card merchant discount fees	455,000	409,000
Rent expenses	74,000	58,000
Accounting and legal fees	222,000	222,000
Other general and administrative expenses	1,603,000	953,000
	14,529,000	10,576,000
Income from operations	1,625,000	373,000
Other income (expense)
Dividends and interest income	4,063,000	2,113,000
Realized losses on sales of marketable securities	---	(32,445,000)
Net unrealized gains (losses) on marketable securities	8,644,000	(8,321,000)
Interest expense on margin loans and others	(1,052,000)	(150,000)
Interest expense on note payable collateralized by real estate	(12,000)	(13,000)
Income (loss) before income taxes	13,268,000	(38,443,000)
Income tax (provisions) benefits	(3,835,000)	10,630,000
Net income (loss)	$9,433,000	$(27,813,000)

Weighted average number of common shares outstanding - basic and diluted	1,377,026	1,380,746
Basic and diluted net income (loss) per share	$6.85	$(20.14)

Comprehensive income (loss)	$9,433,000	$(27,813,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Six months ended March 31
	2023	2022

Revenues
Advertising	$4,194,000	$4,130,000
Circulation	2,206,000	2,182,000
Advertising service fees and other	1,477,000	1,413,000
Licensing and maintenance fees	10,074,000	9,088,000
Consulting fees	6.755,000	2,430,000
Other public service fees	3,749,000	3,442,000
	28,455,000	22,685,000

Costs and expenses
Salaries and employee benefits	19,636,000	17,324,000
Decrease to the long-term supplemental compensation accrual	(720,000)	(2,050,000)
Agency commissions	444,000	440,000
Outside services	2,442,000	1,838,000
Postage and delivery expenses	334,000	327,000
Newsprint and printing expenses	392,000	355,000
Depreciation and amortization	145,000	227,000
Equipment maintenance and software	657,000	618,000
Credit card merchant discount fees	880,000	820,000
Rent expenses	143,000	123,000
Accounting and legal fees	495,000	542,000
Other general and administrative expenses	2,698,000	1,692,000
	27,546,000	22,256,000
Income from operations	909,000	429,000
Other income (expense)
Dividends and interest income	5,132,000	2,988,000
Realized gains on sales of marketable securities	422,000	14,249,000
Net unrealized gains (losses) on marketable securities	32,669,000	(44,409,000)
Interest expense on margin loans and others	(1,913,000)	(236,000)
Interest expense on note payable collateralized by real estate	(24,000)	(26,000)
Income (loss) before income taxes	37,195,000	(27,005,000)
Income tax (provisions) benefits	(9,935,000)	6,070,000
Net income (loss)	$27,260,000	$(20,935,000)

Weighted average number of common shares outstanding - basic and diluted	1,377,026	1,380,746
Basic and diluted net income (loss) per share	$19.80	$(15.16)

Comprehensive income (loss)	$27,260,000	$(20,935,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$252,872,000	$254,641,000
Net income	---	---	---	---	---	6,878,000	6,878,000
Balance at December 31, 2021	1,805,053	18,000	(424,307)	(4,000)	1,755,000	259,750,000	261,519,000
Net loss	---	---	---	---	---	(27,813,000)	(27,813,000)
Balance at March 31, 2022	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$231,937,000	$233,706,000

Balance at September 30, 2022	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$177,248,000	$179,017,000
Net income	---	---	---	---	---	17,827,000	17,827,000
Balance at December 31, 2022	1,805,053	18,000	(428,027)	(4,000)	1,755,000	195,075,000	196,844,000
Net income	---	---	---	---	---	9,433,000	9,433,000
Balance at March 31, 2023	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$204,508,000	$206,277,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)\

	Six months Ended March 31
	2023	2022
Cash flows from operating activities
Net income (loss)	$27,260,000	$(20,935,000)
Adjustments to reconcile net income (loss) to net cash provided from operations
Depreciation and amortization	145,000	227,000
Net unrealized (gains) losses on marketable securities	(32,669,000)	44,409,000
Realized gains on sales of marketable securities	(422,000)	(14,249,000)
Stock dividends	(2,978,000)	---
Deferred income taxes	9,614,000	(9,119,000)
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	3,416,000	2,191,000
Inventories	(42,000)	(8,000)
Prepaid expenses and other assets	25,000	(70,000)
Income tax receivable	269,000	(3,501,000)
Increase (decrease) in liabilities
Accounts payable	(643,000)	(280,000)
Accrued liabilities	(2,998,000)	(3,583,000)
Income tax payable	---	(6,244,000)
Deferred subscriptions	(127,000)	(156,000)
Deferred consulting fees	1,627,000	696,000
Deferred maintenance agreements and others	(747,000)	(2,504,000)
Net cash provided from (used in) operating activities	1,730,000	(13,126,000)

Cash flows from investing activities
Proceeds from sales of marketable securities	2,826,000	80,570,000
Purchases of marketable securities	(10,001,000)	(117,678,000)
Purchases of property, plant and equipment	(74,000)	(3,000)
Net cash used in investing activities	(7,249,000)	(37,111,000)

Cash flows from financing activities
Borrowing from margin loan account	6,011,000	43,014,000
Repayment of margin loan	(11,000)	(14,000)
Payment of real estate loan principal	(77,000)	(73,000)
Net cash provided from financing activities	5,923,000	42,927,000

Increase (decrease) in cash and restricted cash and cash equivalents	404,000	(7,310,000)

Cash and restricted cash and cash equivalents
Beginning of period	15,468,000	14,639,000
End of period	$15,872,000	$7,329,000

Interest paid during period	$1,869,000	$269,000
Net income taxes paid	$52,000	$12,794,000

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

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of March 31, 2023, its results of operations for the three- and six-month periods ended March 31, 2023 and 2022, its consolidated statements of shareholders’ equity for the six months ended March 31, 2023 and 2022 and cash flows for the six months ended March 31, 2023 and 2022. The results of operations for the six months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 – New Accounting Pronouncement

Current Expected Credit Losses

In June 2016, the Financial Accounting Standards Board issued a new Accounting Standards Codification (“ASU”) requiring financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The ASU eliminates the threshold for initial recognition in current U.S. GAAP and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The ASU is effective for the Company beginning in the first quarter of fiscal 2024. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Note 4 – Right-of-Use (ROU) Asset

At March 31, 2023, the Company had a ROU asset and lease liability of approximately $51,000 for its operating office and equipment leases, including approximately $11,000 beyond one year. Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

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

Note 6 - Treasury stock and net income per common share

In June 2022, the Company received from Director Charles T. Munger 3,720 shares of Daily Journal common stock as his gracious personal gift (worth approximately $1 million on the date of the gift) for the purpose of establishing a new senior management equity incentive plan, which is still in the process of being set up. These donated shares were considered treasury stock, and the Company accounted for them using the par method which resulted in an immaterial effect on the amount of Treasury Stock and Additional Paid-in Capital. In addition, the number of outstanding shares of the Company was reduced by these 3,720 shares to reflect the actual number of outstanding shares of 1,377,026 as of March 31, 2023. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,377,026 and 1,380,746 for the three- and six-month periods ended March 31, 2023 and 2022, respectively. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

Note 7 - Basic and Diluted Net Income Per Share

The Company does not have any common stock equivalents, and therefore basic and diluted net income per share are the same.

Note 8 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of March 31, 2023 and September 30, 2022, there were net accumulated pretax unrealized gains of $153,361,000 and $120,692,000, respectively, recorded in the accompanying Consolidated Balance Sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

In March 31, 2023, the Company recorded and included in its net income the net unrealized gains on marketable securities of $32,669,000, as compared with the net unrealized losses on marketable securities of $44,409,000, in the prior year period.

In December 2022, the Company sold part of its marketable securities for approximately $2,826,000, realizing net gains of $422,000, and borrowed an additional $6,011,000 from the margin loan account to purchase additional marketable securities with a total cost of approximately $10,001,000. The Company repaid $11,000 subsequently. In addition, the Company received stock dividends in March 2023 worth approximately $2,978,000 from one of the companies in which it holds marketable securities.

In December 2021 and March 2022, the Company sold part of its marketable securities for approximately $80,570,000, realizing net gains on the sales of those marketable securities of $14,249,000, and borrowed an additional $43,014,000 from the margin loan account to primarily purchase additional marketable securities with a total cost of approximately $117,678,000. There was a subsequent repayment of $14,000.

Investments in marketable securities as of March 31, 2023 and September 30, 2022 are summarized below.

Investment in Financial Instruments

	March 31, 2023			September 30, 2022
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$318,773,000	$165,412,000	$153,361,000	$275,529,000	$154,837,000	$120,692,000

Note 9 - Income Taxes

For the six months ended March 31, 2023, the Company recorded an income tax provision of $9,935,000 on the pretax income of $37,195,000. The income tax provision consisted of a tax provision of $110,000 on the realized gains on marketable securities and $8,770,000 on the unrealized gains on marketable securities, a tax provision of $1,005,000 on income from operations, including dividend income, and a tax provision of $210,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability, partially offset by a tax benefit of $160,000 for the dividends received deduction and other permanent book and tax differences. Consequently, the overall effective tax rate for the six months ended March 31, 2023 was 26.7%, after including the taxes on the realized and unrealized gains on marketable securities.

For the six months ended March 31, 2022, the Company recorded an income tax benefit of $6,070,000 on the pretax loss of $27,005,000. The income tax benefit consisted of a tax benefit of $11,971,000 on the unrealized losses on marketable securities and a tax benefit of $125,000 for the dividends received deduction and other permanent book and tax differences, partially offset by a tax provision of $3,841,000 on the realized gains on marketable securities, a tax provision of $740,000 on income from operations, and a tax provision of $1,445,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the six months ended March 31, 2022 was 22.5%, after including the taxes on the realized gains and unrealized losses on marketable securities.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2019 with regard to federal income taxes and fiscal 2018 for state income taxes.

Note 10 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. There also have been subsequent borrowings of $51.5 million to purchase additional marketable securities bringing the margin loan balance up to $81 million as of March 31, 2023. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of March 31, 2023 was 5.25%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which has a fixed interest rate of 3.33%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $1.35 million as of March 31, 2023. Each monthly installment payment is about $16,600. In October 2022, the Company again amended this real estate loan contract as the bank transferred its index to the Secured Overnight Financing Rate, which replaces the London Interbank Offered Rate. The term of the loan, including the interest rate and the balance, was not affected by the amendment.

In April 2022, the Company sold approximately 17,564 square feet of the land along the front of its Logan building to the City of Logan for approximately $381,000 in connection with the City of Logan’s street widening project.

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through January 2024.

Effective January 1, 2023, the Company began sponsoring a 401(k) retirement plan and a 409(A) non-qualified deferred compensation plan for its employees. As of March 31, 2023, there were deferred compensation liabilities of approximately $67,000 which were held under a trust account for the 409(A) plan.

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

Note 12 - Operating Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each of the reportable segments and its income and expenses is set forth below:

Overall Financial Results (000)
For the six months ended March 31

	Reportable Segments
	Traditional Business			Journal Technologies				Corporate				Total
	2023	2022		2023		2022		2023		2022		2023	2022
Revenues
Advertising	$4,194		$4,130	$	---	$	---	$	---	$	---	$4,194	$4,130
Circulation	2,206		2,182		---		---		---		---	2,206	2,182
Advertising service fees and other	1,477		1,413		---		---		---		---	1,477	1,413
Licensing and maintenance fees	---		---		10,074		9,088		---		---	10,074	9,088
Consulting fees	---		---		6,755		2,430		---		---	6,755	2,430
Other public service fees	---		---		3,749		3,442		---		---	3,749	3,442
Total operating revenues	7,877		7,725		20,578		14,960		---		---	28,455	22,685
Operating expenses
Salaries and employee benefits	4,499		4,730		15,137		12,594		---		---	19,636	17,324
Decrease to the long-term supplemental compensation accrual	(700)		(2,010)		(20)		(40)		---		---	(720)	(2,050)
Others	2,435		2,413		6,195		4,569		---		---	8,630	6,982
Total operating expenses	6,234		5,133		21,312		17,123		---		---	27,546	22,256
Income (loss) from operations	1,643		2,592		(734)		(2,163)		---		---	909	429
Dividends and interest income	---		---		---		---		5,132		2,988	5,132	2,988
Interest expenses on note payable collateralized by real estate	---		---		---		---		(24)		(26)	(24)	(26)
Interest expense on margin loans and others	---		---		---		---		(1,913)		(236)	(1,913)	(236)
Gains on sales of marketable securities, net	---		---		---		---		422		14,249	422	14,249
Net unrealized gains (losses) on marketable securities	---		---		---		---		32,669		(44,409)	32,669	(44,409)
Pretax income (loss)	1,643		2,592		(734)		(2,163)		36,286		(27,434)	37,195	(27,005)
Income tax (expense) benefit	(435)		(560)		135		705		(9,635)		5,925	(9,935)	6,070
Net income (loss)	$1,208		$2,032		$(599)		$(1,458)		$26,651		$(21,509)	$27,260	$(20,935)
Total assets	$14,053		$19,924		$25,444		$15,830		$319,523		$354,336	$359,020	$390,090
Capital expenditures	$70	$	---		$4		$3	$	---	$	---	$74	$3

Overall Financial Results (000)
For the three months ended March 31

	Reportable Segments
	Traditional Business			Journal Technologies				Corporate				Total
	2023	2022		2023		2022		2023		2022		2023	2022
Revenues
Advertising	$2,204		$2,129	$	---	$	---	$	---	$	---	$2,204	$2,129
Circulation	1,108		1,072		---		---		---		---	1,108	1,072
Advertising service fees and other	778		742		---		---		---		---	778	742
Licensing and maintenance fees	---		---		5,679		4,608		---		---	5,679	4,608
Consulting fees	---		---		4,433		669		---		---	4,433	669
Other public service fees	---		---		1,952		1,729		---		---	1,952	1,729
Total operating revenues	4,090		3,943		12,064		7,006		---		---	16,154	10,949
Operating expenses
Salaries and employee benefits	2,281		2,415		7,724		6,432		---		---	10.005	8,847
Decrease to the long-term supplemental compensation accrual	(200)		(1,920)		---		---		---		---	(200)	(1,920)
Others	1,301		1,362		3,423		2,287		---		---	4,724	3,649
Total operating expenses	3,382		1,857		11,147		8,719		---		---	14,529	10,576
Income (loss) from operations	708		2,086		917		(1,713)		---		---	1,625	373

Dividends and interest income	---		---		---		---		4,063		2,113	4,063	2,113
Interest expenses on note payable collateralized by real estate	---		---		---		---		(12)		(13)	(12)	(13)
Interest expense on margin loans and other	---		---		---		---		(1,052)		(150)	(1,052)	(150)
Losses on sales of marketable securities	---		---		---		---		---		(32,445)	---	(32,445)
Net unrealized gains (losses) on marketable securities	---		---		---		---		8,644		(8,321)	8,644	(8,321)
Pretax income (loss)	708		2,086		917		(1,713)		11,643		(38,816)	13,268	(38,443)
Income tax (expense) benefit	(200)		(355)		(215)		455		(3,420)		10,530	(3,835)	10,630
Net income (loss)	$508		$1,731		$702		$(1,258)		$8,223		$(28,286)	$9,433	$(27,813)
Total assets	$14,053		$19,924		$25,444		$15,830		$319,523		$354,336	$359,020	$390,090
Capital expenditures	$38	$	---	$	---		$3	$	---	$	---	$38	$3

During the six months ended March 31, 2023, the Traditional Business had total operating revenues of $7,877,000 with $5,671,000 recognized after services were provided and $2,206,000 recognized ratably over the subscription terms, as compared with total operating revenues of $7,725,000 with $5,543,000 recognized after services were provided and $2,182,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $20,578,000 with $10,687,000 recognized upon completion of services and $9,891,000 recognized ratably over the subscription periods, as compared with total operating revenues of $14,960,000 with $5,943,000 recognized upon completion of services and $9,017,000 recognized ratably over the subscription periods in the prior fiscal year period.

During the three months ended March 31, 2023, the Traditional Business had total operating revenues of $4,090,000 with $2,982,000 recognized after services were provided and $1,108,000 recognized ratably over the subscription terms, as compared with total operating revenues of $3,943,000 with $2,871,000 recognized after services were provided and $1,072,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $12,064,000 with $6,566,000 recognized upon completion of services and $5,498,000 recognized ratably over the subscription periods, as compared with total operating revenues of $7,006,000 with $2,467,000 recognized upon completion of services and $4,539,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 72% of the Company’s revenues during the six-month period ended March 31, 2023 were derived from Journal Technologies, as compared with 66% in the prior year period. In addition, the Company’s revenues have been primarily from the United States with approximately 6% from foreign countries during the six-months ended March 31, 2023. Journal Technologies’ revenues are primarily from governmental agencies.

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

Although the World Health Organization recently declared an end to the COVID-19 emergency, enduring changes in society resulting from efforts to contain the COVID-19 pandemic are likely to have continuing effects on the Company’s business. For example, in recent years, the newspaper industry, including our Traditional Business, has declined, and we expect this general trend to continue with fewer lawyers receiving our newspapers at their offices as they continue to work from home. For Journal Technologies, there have been several delays or cancellations in government procurement processes. Also, although we have been able to complete many existing projects remotely, we have been delayed in finishing certain implementations and trainings because of our inability to work with clients in-person. Given that we are typically paid for implementation services upon “go-live” of a system, receipt of those revenues has been delayed.

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each reportable segment and its income and expenses is set forth below:

Overall Financial Results (000)
For the six months ended March 31

	Reportable Segments
	Traditional Business			Journal Technologies				Corporate				Total
	2023	2022		2023		2022		2023		2022		2023	2022
Revenues
Advertising	$4,194		$4,130	$	---	$	---	$	---	$	---	$4,194	$4,130
Circulation	2,206		2,182		---		---		---		---	2,206	2,182
Advertising service fees and other	1,477		1,413		---		---		---		---	1,477	1,413
Licensing and maintenance fees	---		---		10,074		9,088		---		---	10,074	9,088
Consulting fees	---		---		6,755		2,430		---		---	6,755	2,430
Other public service fees	---		---		3,749		3,442		---		---	3,749	3,442
Total operating revenues	7,877		7,725		20,578		14,960		---		---	28,455	22,685
Operating expenses
Salaries and employee benefits	4,499		4,730		15,137		12,594		---		---	19,636	17,324
Decrease to the long-term supplemental compensation accrual	(700)		(2,010)		(20)		(40)		---		---	(720)	(2,050)
Others	2,435		2,413		6,195		4,569		---		---	8,630	6,982
Total operating expenses	6,234		5,133		21,312		17,123		---		---	27,546	22,256
Income (loss) from operations	1,643		2,592		(734)		(2,163)		---		---	909	429
Dividends and interest income	---		---		---		---		5,132		2,988	5,132	2,988
Interest expenses on note payable collateralized by real estate	---		---		---		---		(24)		(26)	(24)	(26)
Interest expense on margin loans and others	---		---		---		---		(1,913)		(236)	(1,913)	(236)
Gains on sales of marketable securities, net	---		---		---		---		422		14,249	422	14,249
Net unrealized gains (losses) on marketable securities	---		---		---		---		32,669		(44,409)	32,669	(44,409)
Pretax income (loss)	1,643		2,592		(734)		(2,163)		36,286		(27,434)	37,195	(27,005)
Income tax (expense) benefit	(435)		(560)		135		705		(9,635)		5,925	(9,935)	6,070
Net income (loss)	$1,208		$2,032		$(599)		$(1,458)		$26,651		$(21,509)	$27,260	$(20,935)
Total assets	$14,053		$19,924		$25,444		$15,830		$319,523		$354,336	$359,020	$390,090
Capital expenditures	$70	$	---		$4		$3	$	---	$	---	$74	$3

Comparable six-month periods ended March 31, 2023 and 2022

Consolidated Financial Comparison

Consolidated revenues were $28,455,000 and $22,685,000 for the six months ended March 31, 2023 and 2022, respectively. This increase of $5,770,000 (25%) was primarily from increases in (i) Journal Technologies’ consulting fees of $4,325,000, license and maintenance fees of $986,000 and other public service fees of $307,000 and (ii) the Traditional Business’ advertising revenues of $64,000, advertising service fees and other of $64,000 and circulation revenues of $24,000.

Consolidated operating expenses increased by $5,290,000 (24%) to $27,546,000 from $22,256,000. Total salaries and employee benefits increased by $2,312,000 (13%) to $19,636,000 from $17,324,000 primarily because of larger salary adjustments due to recent inflation in the compensation market for talent. Outside services increased by $604,000 (33%) to $2,442,000 from $1,838,000 mainly because of increased third-party hosting fees which were billed to clients. Newsprint and printing expenses increased by $37,000 (10%) to $392,000 from $355,000 primarily resulting from newsprint price increases and additional purchases of printing supplies. Equipment maintenance and software increased by $39,000 (6%) to $657,000 from $618,000 mainly resulting from increased maintenance costs. Accounting and legal fees decreased by $47,000 (9%) to $495,000 from $542,000 primarily from decreased legal fees. Other general and administrative expenses increased by $1,006,000 (59%) to $2,698,000 from $1,692,000 mainly because there were increased miscellaneous office software purchases and business travel expenses as compared to the prior fiscal year period.

The Company’s non-operating income, net of expenses, increased by $63,720,000 (232%) to $36,286,000 from a loss of $27,434,000 in the prior fiscal year period primarily because of (i) the recording of net unrealized gains on marketable securities of $32,669,000 during the six months ended March 31, 2023 as compared with net unrealized losses of $44,409,000 in the prior fiscal year period, and (ii) increases in dividends and interest income of $2,144,000 (72%) to $5,132,000 from $2,988,000. These increases were partially offset by (i) the recording of realized net gains on sales of marketable securities of $422,000 during the six months ended March 31, 2023 as compared with $14,249,000 in the prior fiscal year period and (ii) increases in interest expenses of $1,675,000 (639%) to $1,937,000 from $262,000 primarily due to the federal interest rate increases.

During the six months ended March 31, 2023, the Company’s consolidated pretax income was $37,195,000, as compared to a pretax loss of $27,005,000 in the prior fiscal year period. There was consolidated net income of $27,260,000 ($19.80 per share) for the six months ended March 31, 2023, as compared with net loss of $20,935,000 (-$15.16 per share) in the prior fiscal year period.

At March 31, 2023, the aggregate fair market value of the Company’s marketable securities was $318,773,000. These securities had approximately $153,361,000 of net unrealized gains before taxes of $41,145,000. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the six months ended March 31, 2023, the Company recorded an income tax provision of $9,935,000 on the pretax income of $37,195,000. The income tax provision consisted of a tax provision of $110,000 on the realized gains on marketable securities and $8,770,000 on the unrealized gains on marketable securities, a tax provision of $1,005,000 on income from operations, including dividend income, and a tax provision of $210,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability, partially offset by a tax benefit of $160,000 for the dividends received deduction and other permanent book and tax differences.  Consequently, the overall effective tax rate for the six months ended March 31, 2023 was 26.7%, after including the taxes on the realized and unrealized gains on marketable securities.

 For the six months ended March 31, 2022, the Company recorded an income tax benefit of $6,070,000 on the pretax loss of $27,005,000.  The income tax benefit consisted of a tax benefit of $11,971,000 on the unrealized losses on marketable securities and a tax benefit of $125,000 for the dividends received deduction and other permanent book and tax differences, partially offset by a tax provision of $3,841,000 on the realized gains on marketable securities, a tax provision of $740,000 on income from operations, and a tax provision of $1,445,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability.  Consequently, the overall effective tax rate for the six months ended March 31, 2022 was 22.5%, after including the taxes on the realized gains and unrealized losses on marketable securities.

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2019 with regard to federal income taxes and fiscal 2018 for state income taxes.

The Traditional Business

The Traditional Business’ pretax income decreased by $949,000 (37%) to $1,643,000 from $2,592,000 in the prior fiscal year period, primarily because there was less reduction to the long-term supplemental compensation accrual of $700,000 as compared with $2,010,000 in the prior fiscal year period.

During the six months ended March 31, 2023, the Traditional Business had total operating revenues of $7,877,000, as compared with $7,725,000 in the prior fiscal year period. Advertising revenues increased by $64,000 (2%) to $4,194,000 from $4,130,000, primarily resulting from increased trustee sale notice advertising revenues of $101,000 mainly because of the lifting of COVID-related foreclosure moratoriums on lenders, government notice advertising revenues of $39,000 and legal notice advertising revenues of $9,000, partially offset by decreased commercial advertising revenues of $85,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company increased by 33% during the six months ended March 31, 2023 as compared to the prior fiscal year period. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 87% of the total public notice advertising revenues during the six months ended March 31, 2023. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 16% of the Company's total operating revenues for the six months ended March 31, 2023 and 19% in the prior fiscal year period.

The Daily Journals accounted for about 93% of the Traditional Business’ total circulation revenues, which increased by $24,000 (1%) to $2,206,000 from $2,182,000. The court rule and judicial profile services generated about 5% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, decreased by $209,000 (3%) to $6,934,000 from $7,143,000, primarily resulting from reduced legal fees.

Journal Technologies

During the six months ended March 31, 2023, Journal Technologies’ business segment pretax loss decreased by $1,429,000 (66%) to $734,000 from $2,163,000 in the prior fiscal year period.

Revenues increased by $5,618,000 (38%) to $20,578,000 from $14,960,000 in the prior fiscal year period. Licensing and maintenance fees increased by $986,000 (11%) to $10,074,000 from $9,088,000. Consulting fees increased by $4,325,000 (178%) to $6,755,000 from $2,430,000 mainly resulting from more project go-lives (signoffs by the clients) during the last quarter. Other public service fees increased by $307,000 (9%) to $3,749,000 from $3,442,000 primarily because of increased efiling fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period.

Operating expenses increased by $4,189,000 (24%) to $21,312,000 from $17,123,000 primarily because of (i) increased personnel costs because of larger salary adjustments due to recent inflation in the compensation market for talent, (ii) increased third-party hosting fees which were billed to clients and (iii) additional miscellaneous office software license purchases and increased business travel expenses.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Reportable Segments (for the three-month periods ended March 31, 2023 and 2022)

Overall Financial Results (000)
For the three months ended March 31

	Reportable Segments
	Traditional Business			Journal Technologies				Corporate				Total
	2023	2022		2023		2022		2023		2022		2023	2022
Revenues
Advertising	$2,204		$2,129	$	---	$	---	$	---	$	---	$2,204	$2,129
Circulation	1,108		1,072		---		---		---		---	1,108	1,072
Advertising service fees and other	778		742		---		---		---		---	778	742
Licensing and maintenance fees	---		---		5,679		4,608		---		---	5,679	4,608
Consulting fees	---		---		4,433		669		---		---	4,433	669
Other public service fees	---		---		1,952		1,729		---		---	1,952	1,729
Total operating revenues	4,090		3,943		12,064		7,006		---		---	16,154	10,949
Operating expenses
Salaries and employee benefits	2,281		2,415		7,724		6,432		---		---	10.005	8,847
Decrease to the long-term supplemental compensation accrual	(200)		(1,920)		---		---		---		---	(200)	(1,920)
Others	1,301		1,362		3,423		2,287		---		---	4,724	3,649
Total operating expenses	3,382		1,857		11,147		8,719		---		---	14,529	10,576
Income (loss) from operations	708		2,086		917		(1,713)		---		---	1,625	373

Dividends and interest income	---		---		---		---		4,063		2,113	4,063	2,113
Interest expenses on note payable collateralized by real estate	---		---		---		---		(12)		(13)	(12)	(13)
Interest expense on margin loans and other	---		---		---		---		(1,052)		(150)	(1,052)	(150)
Losses on sales of marketable securities	---		---		---		---		---		(32,445)	---	(32,445)
Net unrealized gains (losses) on marketable securities	---		---		---		---		8,644		(8,321)	8,644	(8,321)
Pretax income (loss)	708		2,086		917		(1,713)		11,643		(38,816)	13,268	(38,443)
Income tax (expense) benefit	(200)		(355)		(215)		455		(3,420)		10,530	(3,835)	10,630
Net income (loss)	$508		$1,731		$702		$(1,258)		$8,223		$(28,286)	$9,433	$(27,813)
Total assets	$14,053		$19,924		$25,444		$15,830		$319,523		$354,336	$359,020	$390,090
Capital expenditures	$38	$	---	$	---		$3	$	---	$	---	$38	$3

Consolidated Financial Comparison

Consolidated revenues were $16,154,000 and $10,949,000 for the three months ended March 31, 2023 and 2022, respectively. This increase of $5,205,000 (48%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $1,071,000, consulting fees of $3,764,000 and other public service fees of $223,000 and (ii) the Traditional Business’ advertising revenues of $75,000, advertising service fees and other of $36,000 and circulation revenues of $36,000.

Consolidated operating expenses increased by $3,953,000 (37%) to $14,529,000 from $10,576,000. Total salaries and employee benefits increased by $1,158,000 (13%) to $10,005,000 from $8,847,000 primarily because of larger salary adjustments due to recent inflation in the compensation market for talent. Outside services increased by $439,000 (48%) to $1,353,000 from $914,000 mainly because of increased third-party hosting fees which were billed to clients. Other general and administrative expenses increased by $650,000 (68%) to $1,603,000 from $953,000 mainly because there were increased miscellaneous office software purchases and business travel expenses as compared to the prior fiscal year period.

The Company’s non-operating income, net of expenses, increased by $50,459,000 (130%) to $11,643,000 from a loss of $38,816,000 in the prior fiscal year period primarily because of (i) the recording of net unrealized gains on marketable securities of $8,644,000 during the three months ended March 31, 2023 as compared with net unrealized losses of $8,321,000 in the prior fiscal year period, (ii) increases in dividends and interest income of $1,950,000 (92%) to $4,063,000 from $2,113,000 and (iii) realized losses on sales of marketable securities of $32,445,000 in the prior fiscal year period. These increases were partially offset by increases in interest expenses of $902,000 (601%) to $1,052,000 from $150,000 primarily due to the federal rate increases.

During the three months ended March 31, 2023, the Company’s consolidated pretax income was $13,268,000, as compared to a pretax loss of $38,443,000 in the prior fiscal year period. There was consolidated net income of $9,433,000 ($6.85 per share) for the three months ended March 31, 2023, as compared with a net loss of $27,813,000 (-$20.14 per share) in the prior fiscal year period.

The Traditional Business

The Traditional Business’ pretax income decreased by $1,378,000 (66%) to $708,000 from $2,086,000 in the prior fiscal year period, primarily because there was less reduction to the long-term supplemental compensation accrual of $200,000 as compared with $1,920,000 in the prior fiscal year period.

During the three months ended March 31, 2023, the Traditional Business had total operating revenues of $4,090,000, as compared with $3,943,000 in the prior fiscal year period. Advertising revenues increased by $75,000 (4%) to $2,204,000 from $2,129,000, primarily resulting from increased trustee sale notice advertising revenues of $46,000 mainly because of the lifting of COVID-related foreclosure moratoriums on lenders, government notice advertising revenues of $51,000 and legal notice advertising revenues of $16,000, partially offset by decreased commercial advertising revenues of $38,000.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, decreased by $195,000 (5%) to $3,582,000 from $3,777,000, primarily resulting from reduced legal fees.

Journal Technologies

During the three months ended March 31, 2023, Journal Technologies’ business segment pretax income increased by $2,630,000 (154%) to $917,000 from a pretax loss of $1,713,000 in the prior fiscal year period.

Revenues increased by $5,058,000 (72%) to $12,064,000 from $7,006,000 in the prior fiscal year period. Licensing and maintenance fees increased by $1,071,000 (23%) to $5,679,000 from $4,608,000. Consulting fees increased by $3,764,000 (563%) to $4,433,000 from $669,000 mainly resulting from more project go-lives (signoffs by the clients) during the last quarter. Other public service fees increased by $223,000 (13%) to $1,952,000 from $1,729,000 primarily because of increased efiling fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period.

Operating expenses increased by $2,428,000 (28%) to $11,147,000 from $8,719,000 primarily because of (i) increased personnel costs because of larger salary adjustments due to recent inflation in the compensation market for talent, (ii) increased third-party hosting fees which were billed to clients and (iii) additional miscellaneous office software license purchases and increased business travel expenses.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Liquidity and Capital Resources

For the six-months ended March 31, 2023, the Company’s cash and cash equivalents, restricted cash, and marketable security positions increased by $43,648,000, after the sales of marketable securities of approximately $2,826,000 and additional borrowing of $6,000,000 from the margin loan account, partially offset by the recording of net pretax unrealized gains on marketable securities of $32,669,000. Cash, cash equivalents, the proceeds from the sales of marketable securities and additional borrowing were primarily used to purchase additional marketable securities of $10,001,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $165,412,000 and a market value of about $318,773,000 at March 31, 2023, generated approximately $5,132,000 in dividends income during the six months ended March 31, 2023. These securities had approximately $153,361,000 of net unrealized gains before estimated taxes of $41,145,000 which will become due only when we sell securities in which there is unrealized appreciation.

Cash flows from operating activities increased by $14,856,000 during the six months ended March 31, 2023, as compared to the prior fiscal year period, primarily due to (i) decreases in the Company’s income tax receivable of $3,770,000, its deferred tax benefit of $18,733,000 and its accounts receivable of $1,225,000 mainly resulting from more collections and (ii) increases in deferred revenues of $2,717,000 and income tax payable of $6,244,000. This was partially offset by (i) decreases in net income of $18,034,000, excluding the increases in unrealized gains on marketable securities of $77,078,000, decreases in realized net gains on sales of marketable securities of $13,827,000 and additional stock dividends of $2,978,000, and (ii) decreases in net accounts payable and accrued liabilities of $222,000 (because of the timing difference in remitting efiling fees to the courts)

As of March 31, 2023, the Company had working capital of $318,234,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $21,947,000.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts; Journal Technologies’ reliance on professional services engagements with justice agencies; material changes in the costs of postage and paper; possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; the continuing effects of COVID-19 and the efforts to contain it on the Company’s customers, advertisers and subscribers; a further decline in subscriber revenues; possible security breaches of the Company’s software or websites; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 4.  CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2022, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended March 31, 2023.

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

DATE: May 15, 2023