Form 10-Q
period 2023-06-30
DAILY JOURNAL CORP
filed 2023-08-14
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes:☒          No: ☐

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

Large Accelerated Filer:☐	Accelerated Filer:☐
Non-accelerated Filer: ☐	Smaller Reporting Company: ☒
Emerging Growth Company:☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,377,026 shares outstanding at July 31, 2023

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets ‑ June 30, 2023 and September 30, 2022	3

Consolidated Statements of Income and Comprehensive Income (Loss) ‑ Three months ended June 30, 2023 and 2022	4

Consolidated Statements of Income and Comprehensive Income (Loss) ‑ Nine months ended June 30, 2023 and 2022	5

Consolidated Statements of Shareholders’ Equity ‑ Nine months ended June 30, 2023 and 2022	6

Consolidated Statements of Cash Flows ‑ Nine months ended June 30, 2023 and 2022	7

Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4. Controls and Procedures	24

Part II Other Information

Item 6. Exhibits	25

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$20,434,000	$13,423,000
Restricted cash	2,083,000	2,045,000
Marketable securities at fair value -- common stocks	316,038,000	275,529,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at June 30, 2023 and September 30, 2022	17,205,000	16,931,000
Inventories	57,000	56,000
Income tax receivable	137,000	451,000
Prepaid expenses and other current assets	561,000	1,019,000
Total current assets	356,515,000	309,454,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,400,000	16,330,000
Furniture, office equipment and computer software	1,704,000	1,688,000
Machinery and equipment	1,521,000	1,521,000
	19,625,000	19,539,000
Less accumulated depreciation	(10,199,000)	(9,986,000)
	9,426,000	9,553,000
Operating lease right-of-use assets	34,000	104,000
	$365,975,000	$319,111,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,114,000	$5,062,000
Accrued liabilities	5,375,000	7,066,000
Note payable collateralized by real estate	157,000	146,000
Deferred subscriptions	2,786,000	2,679,000
Deferred consulting fees	8,085,000	6,394,000
Deferred maintenance agreements and others	16,073,000	12,272,000
Total current liabilities	38,590,000	33,619,000

Long term liabilities
Investment margin account borrowings	81,000,000	75,000,000
Note payable collateralized by real estate	1,160,000	1,285,000
Deferred maintenance agreements and others	414,000	370,000
Accrued liabilities	3,855,000	4,547,000
Deferred income taxes	34,002,000	25,273,000
Total long-term liabilities	120,431,000	106,475,000

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	-	-
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 428,027 treasury shares, at June 30, 2023 and September 30, 2022	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	205,185,000	177,248,000
Total shareholders' equity	206,954,000	179,017,000
	$365,975,000	$319,111,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30
	2023	2022

Revenues
Advertising	$2,304,000	$2,254,000
Circulation	1,100,000	1,097,000
Advertising service fees and other	726,000	787,000
Licensing and maintenance fees	7,060,000	4,633,000
Consulting fees	4,393,000	2,267,000
Other public service fees	2,121,000	1,779,000
	17,704,000	12,817,000

Costs and expenses
Salaries and employee benefits	10,817,000	9,421,000
(Decrease) increase to the long-term supplemental compensation accrual	(95,000)	1,985,000
Agency commissions	261,000	265,000
Outside services	1,905,000	1,074,000
Postage and delivery expenses	171,000	165,000
Newsprint and printing expenses	218,000	174,000
Depreciation and amortization	68,000	73,000
Equipment maintenance and software	467,000	263,000
Credit card merchant discount fees	505,000	429,000
Rent expenses	70,000	64,000
Accounting and legal fees	261,000	206,000
Other general and administrative expenses	743,000	801,000
	15,391,000	14,920,000
Income (loss) from operations	2,313,000	(2,103,000)
Other income (expense)
Dividends and interest income	1,987,000	1,263,000
Gains on sale of land	-	272,000
Net unrealized losses on marketable securities	(2,735,000)	(12,666,000)
Interest expense on margin loans and others	(1,172,000)	(281,000)
Interest expense on note payable collateralized by real estate	(11,000)	(12,000)
Income (loss) before income taxes	382,000	(13,527,000)
Income tax benefits	295,000	3,665,000
Net income (loss)	$677,000	$(9,862,000)

Weighted average number of common shares outstanding - basic and diluted	1,377,026	1,380,133
Basic and diluted net income (loss) per share	$0.49	$(7.15)

Comprehensive income (loss)	$677,000	$(9,862,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine months ended June 30
	2023	2022

Revenues
Advertising	$6,498,000	$6,384,000
Circulation	3,306,000	3,279,000
Advertising service fees and other	2,203,000	2,200,000
Licensing and maintenance fees	17,134,000	13,721,000
Consulting fees	11,148,000	4,697,000
Other public service fees	5,870,000	5,221,000
	46,159,000	35,502,000

Costs and expenses
Salaries and employee benefits	30,453,000	26,745,000
Decrease to the long-term supplemental compensation accrual	(815,000)	(65,000)
Agency commissions	705,000	705,000
Outside services	4,885,000	2,912,000
Postage and delivery expenses	505,000	492,000
Newsprint and printing expenses	610,000	529,000
Depreciation and amortization	213,000	301,000
Equipment maintenance and software	1,124,000	881,000
Credit card merchant discount fees	1,385,000	1,249,000
Rent expenses	213,000	187,000
Accounting and legal fees	756,000	748,000
Other general and administrative expenses	2,903,000	2,492,000
	42,937,000	37,176,000
Income (loss) from operations	3,222,000	(1,674,000)
Other income (expense)
Dividends and interest income	7,119,000	4,251,000
Gains on sale of land	-	272,000
Realized gains on sales of marketable securities	422,000	14,249,000
Net unrealized gains (losses) on marketable securities	29,934,000	(57,075,000)
Interest expense on margin loans and others	(3,085,000)	(517,000)
Interest expense on note payable collateralized by real estate	(35,000)	(38,000)
Income (loss) before income taxes	37,577,000	(40,532,000)
Income tax (provisions) benefits	(9,640,000)	9,735,000
Net income (loss)	$27,937,000	$(30,797,000)

Weighted average number of common shares outstanding - basic and diluted	1,377,026	1,380,542
Basic and diluted net income (loss) per share	$20.29	$(22.31)

Comprehensive income (loss)	$27,937,000	$(30,797,000)

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$252,872,000	$254,641,000
Net income	-	-	-	-	-	6,878,000	6,878,000
Balance at December 31, 2021	1,805,053	18,000	(424,307)	(4,000)	1,755,000	259,750,000	261,519,000
Net loss	-	-	-	-	-	(27,813,000)	(27,813,000)
Balance at March 31, 2022	1,805,053	18,000	(424,307)	$(4,000)	1,755,000	231,937,000	233,706,000
Receipt of donated treasury stock	-	-	(3,720)	-	-	-	-
Net loss	-	-	-	-	-	(9,862,000)	(9,862,000)
Balance at June 30, 2022	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$222,075,000	$223,844,000

Balance at September 30, 2022	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$177,248,000	$179,017,000
Net income	-	-	-	-	-	17,827,000	17,827,000
Balance at December 31, 2022	1,805,053	18,000	(428,027)	(4,000)	1,755,000	195,075,000	196,844,000
Net income	-	-	-	-	-	9,433,000	9,433,000
Balance at March 31, 2023	1,805,053	18,000	(428,027)	(4,000)	1,755,000	204,508,000	206,277,000
Net income	-	-	-	-	-	677,000	677,000
Balance at June 30, 2023	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$205,185,000	$206,954,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended June 30
	2023	2022
Cash flows from operating activities
Net income (loss)	$27,937,000	$(30,797,000)
Adjustments to reconcile net income (loss) to net cash provided from (used in) operations
Depreciation and amortization	213,000	301,000
Net unrealized (gains) losses on marketable securities	(29,934,000)	57,075,000
Realized gains on sales of marketable securities	(422,000)	(14,249,000)
Gains on sale of land	-	(272,000)
Stock dividends	(2,978,000)	-
Deferred income taxes	8,729,000	(12,345,000)
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(274,000)	(1,170,000)
Inventories	(1,000)	(27,000)
Prepaid expenses and other assets	(40,000)	90,000
Income tax receivable	882,000	(3,950,000)
Increase (decrease) in liabilities
Accounts payable	1,052,000	168,000
Accrued liabilities	(2,383,000)	(794,000)
Income tax payable	-	(6,244,000)
Deferred subscriptions	107,000	106,000
Deferred consulting fees	1,691,000	1,197,000
Deferred maintenance agreements and others	3,845,000	1,046,000
Net cash provided from (used in) operating activities	8,424,000	(9,865,000)

Cash flows from investing activities
Proceeds from sales of marketable securities	2,826,000	80,570,000
Purchases of marketable securities	(10,001,000)	(117,678,000)
Sale of land	-	381,000
Purchases of property, plant and equipment	(86,000)	(14,000)
Net cash used in investing activities	(7,261,000)	(36,741,000)

Cash flows from financing activities
Borrowing from margin loan account	6,011,000	43,014,000
Repayment of margin loan	(11,000)	(14,000)
Payment of real estate loan principal	(114,000)	(110,000)
Net cash provided from financing activities	5,886,000	42,890,000

Increase (decrease) in cash and restricted cash and cash equivalents	7,049,000	(3,716,000)

Cash and restricted cash and cash equivalents
Beginning of period	15,468,000	14,639,000
End of period	$22,517,000	$10,923,000
Interest paid during period	$3,053,000	$509,000
Net income taxes paid	$88,000	$12,801,000

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

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of Daily Journal, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including e-filing and a website to pay traffic citations and fees online. These products are licensed in approximately 30 states and internationally. In August 2022, the Company established a new wholly-owned subsidiary, Journal Technologies (Canada) Inc., in Victoria BC, Canada.

Essentially all of the Company’s U.S. operations are based in California, Arizona and Utah. The Company also has a presence in Australia where Journal Technologies is working on three software installation projects.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of June 30, 2023, its results of operations for the three- and nine-month periods ended June 30, 2023 and 2022, its consolidated statements of shareholders’ equity for the nine months ended June 30, 2023 and 2022 and cash flows for the nine months ended June 30, 2023 and 2022. The results of operations for the nine months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Note 4 – Right-of-Use (ROU) Asset

At June 30, 2023, the Company had a ROU asset and lease liability of approximately $34,000 for its operating office and equipment leases, including approximately $7,000 beyond one year. Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

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

Note 6 - Treasury stock and net income per common share

In June 2022, the Company received from Director Charles T. Munger 3,720 shares of Daily Journal common stock as his gracious personal gift (worth approximately $1 million on the date of the gift) for the purpose of establishing a new senior management equity incentive plan, which is still in the process of being set up. These donated shares were considered treasury stock, and the Company accounted for them using the par method which resulted in an immaterial effect on the amount of Treasury Stock and Additional Paid-in Capital. In addition, the number of outstanding shares of the Company was reduced by these 3,720 shares to reflect the actual number of outstanding shares of 1,377,026 as of June 30, 2023. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,377,026 for both the three- and nine-month periods ended June 30, 2023. For the three- and nine-month periods ended June 30, 2022, the weighted average number of shares outstanding were 1,380,133 and 1,380,542, respectively. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

Note 7 - Basic and Diluted Net Income Per Share

The Company does not have any common stock equivalents, and therefore basic and diluted net income per share are the same.

Note 8 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of June 30, 2023 and September 30, 2022, there were net accumulated pretax unrealized gains of $150,626,000 and $120,692,000, respectively, recorded in the accompanying Consolidated Balance Sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

In the nine months ended June 30, 2023, the Company recorded and included in its net income the net unrealized gains on marketable securities of $29,934,000, as compared with the net unrealized losses on marketable securities of $57,075,000, in the prior year period.

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

Investments in marketable securities as of June 30, 2023 and September 30, 2022 are summarized below.

Investment in Financial Instruments

	June 30, 2023			September 30, 2022
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$316,038,000	$165,412,000	$150,626,000	$275,529,000	$154,837,000	$120,692,000

Note 9 - Income Taxes

For the nine months ended June 30, 2023, the Company recorded an income tax provision of $9,640,000 on the pretax income of $37,577,000. The income tax provision consisted of a tax provision of $110,000 on the realized gains on marketable securities, $7,950,000 on the unrealized gains on marketable securities, and a tax provision of $1,890,000 on income from operations and dividend income, partially offset by a tax benefit of $250,000 for the dividends received deduction and other permanent book and tax differences, and a tax benefit of $60,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the nine months ended June 30, 2023 was 25.7%, after including the taxes on the realized and unrealized gains on marketable securities.

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

Note 10 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. There also have been subsequent borrowings of $51.5 million to purchase additional marketable securities bringing the margin loan balance up to $81 million as of June 30, 2023. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of June 30, 2023 was 5.75%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased by Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which has a fixed interest rate of 3.33%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. This real estate loan had a balance of approximately $1.32 million as of June 30, 2023. Each monthly installment payment is about $16,600. In October 2022, the Company again amended this real estate loan contract as the bank transferred its index to the Secured Overnight Financing Rate, which replaces the London Interbank Offered Rate. The term of the loan, including the interest rate and the balance, was not affected by the amendment.

In April 2022, the Company sold approximately 17,564 square feet of the land along the front of its Logan building to the City of Logan for approximately $381,000 in connection with the City of Logan’s street widening project.

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through October 2023.

Effective January 1, 2023, the Company began sponsoring a 401(k) retirement plan and a 409(A) non-qualified deferred compensation plan for its employees. As of June 30, 2023, there were deferred compensation liabilities of approximately $138,000 of which $122,000 were held under a trust account for the 409(A) plan.

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

Note 12 - Operating Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each of the reportable segments and its income and expenses is set forth below:

Overall Financial Results (000)
For the nine months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate income and expenses		Total

	2023	2022	2023	2022	2023	2022	2023	2022
Revenues
Advertising	$6,498	$6,384	$-	$-	$-	$-	$6,498	$6,384
Circulation	3,306	3,279	-	-	-	-	3,306	3,279
Advertising service fees and other	2,203	2,200	-	-	-	-	2,203	2,200
Licensing and maintenance fees	-	-	17,134	13,721	-	-	17,134	13,721
Consulting fees	-	-	11,148	4,697	-	-	11,148	4,697
Other public service fees	-	-	5,870	5,221	-	-	5,870	5,221
Total revenues	12,007	11,863	34,152	23,639	-	-	46,159	35,502
Operating expenses
Salaries and employee benefits	6,799	6,864	23,654	19,881	-	-	30,453	26,745
Decrease to the long-term Supplemental Compensation accrual	(795)	(25)	(20)	(40)	-	-	(815)	(65)
Others	3,691	3,582	9,608	6,914	-	-	13,299	10,496
Total operating expenses	9,695	10,421	33,242	26,755	-	-	42,937	37,176
Income (loss) from operations	2,312	1,442	910	(3,116)	-	-	3,222	(1,674)
Dividends and interest income	-	-	-	-	7,119	4,251	7,119	4,251
Gains on sale of land	-	-	-	-	-	272	-	272
Net realized gains on sales of marketable securities	-	-	-	-	422	14,249	422	14,249
Net unrealized gains (losses) on marketable securities	-	-	-	-	29,934	(57,075)	29,934	(57,075)
Interest expenses on margin loans and others	-	-	-	-	(3,085)	(517)	(3,085)	(517)
Interest expenses on note payable collateralized by real estate	-	-	-	-	(35)	(38)	(35)	(38)
Pretax income (loss)	2,312	1,442	910	(3,116)	34,355	(38,858)	37,577	(40,532)
Income tax (expense) benefit	(595)	(335)	(175)	985	(8,870)	9,085	(9,640)	9,735
Net income (loss)	$1,717	$1,107	$735	$(2,131)	$25,485	$(29,773)	$27,937	$(30,797)
Total assets	$15,794	$22,091	$34,143	$20,814	$316,038	$341,669	$365,975	$384,574
Capital expenditures	$70	$4	$16	$10	$-	$-	$86	$14

Overall Financial Results (000)
For the three months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate income and expenses		Total

	2023	2022	2023	2022	2023	2022	2023	2022
Revenues
Advertising	$2,304	$2,254	$-	$-	$-	$-	$2,304	$2,254
Circulation	1,100	1,097	-	-	-	-	1,100	1,097
Advertising service fees and other	726	787	-	-	-	-	726	787
Licensing and maintenance fees	-	-	7,060	4,633	-	-	7,060	4,633
Consulting fees	-	-	4,393	2,267	-	-	4,393	2,267
Other public service fees	-	-	2,121	1,779	-	-	2,121	1,779
Total revenues	4,130	4,138	13,574	8,679	-	-	17,704	12,817
Operating expenses
Salaries and employee benefits	2,300	2,134	8,517	7,287	-	-	10,817	9,421
Decrease to the long-term Supplemental Compensation accrual	(95)	1,985	---	-	-	-	(95)	1,985
Others	1,256	1,169	3,413	2,345	-	-	4,669	3,514
Total operating expenses	3,461	5,288	11,930	9,632	-	-	15,391	14,920
Income (loss) from operations	669	(1,150)	1,644	(953)	-	-	2,313	(2,103)
Dividends and interest income	-	-	-	-	1,987	1,263	1,987	1,263
Gains on sale of land	-	-	-	-	-	272	-	272
Net unrealized gains (losses) on marketable securities	-	-	-	-	(2,735)	(12,666)	(2,735)	(12,666)
Interest expenses on margin loans and others	-	-	-	-	(1,172)	(281)	(1,172)	(281)
Interest expenses on note payable collateralized by real estate	-	-	-	-	(11)	(12)	(11)	(12)
Pretax income (loss)	669	(1,150)	1,644	(953)	(1,931)	(11,424)	382	(13,527)
Income tax (expense) benefit	(160)	225	(310)	280	765	3,160	295	3,665
Net income (loss)	$509	$(925)	$1,334	$(673)	$(1,166)	$(8,264)	$677	$(9,862)
Total assets	$15,794	$22,091	$34,143	$20,814	$316,038	$341,669	$365,975	$384,574
Capital expenditures	$-	$4	$12	$7	$-	$-	$12	$11

During the nine months ended June 30, 2023, the Traditional Business had total operating revenues of $12,007,000 with $8,701,000 recognized after services were provided and $3,306,000 recognized ratably over the subscription terms, as compared with total operating revenues of $11,863,000 with $8,584,000 recognized after services were provided and $3,279,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $34,152,000 with $16,835,000 recognized upon completion of services and $17,317,000 recognized ratably over the subscription periods, as compared with total operating revenues of $23,639,000 with $9,989,000 recognized upon completion of services and $13,650,000 recognized ratably over the subscription periods in the prior fiscal year period.

During the three months ended June 30, 2023, the Traditional Business had total operating revenues of $4,130,000 with $3,030,000 recognized after services were provided and $1,100,000 recognized ratably over the subscription terms, as compared with total operating revenues of $4,138,000 with $3,041,000 recognized after services were provided and $1,097,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $13,574,000 with $6,148,000 recognized upon completion of services and $7,426,000 recognized ratably over the subscription periods, as compared with total operating revenues of $8,679,000 with $4,046,000 recognized upon completion of services and $4,633,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 74% of the Company’s revenues during the nine-month period ended June 30, 2023 were derived from Journal Technologies, as compared with 67% in the prior year period. In addition, the Company’s revenues have been primarily from the United States with approximately 5% from foreign countries during the nine months ended June 30, 2023. Journal Technologies’ revenues are primarily from governmental agencies.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a software development company, and (2) Journal Technologies, Inc., which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including e-filing and a website to pay traffic citations and fees online. These products are licensed in approximately 30 states and internationally.

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

Although the World Health Organization has declared an end to the COVID-19 emergency, enduring changes in society resulting from efforts to contain the COVID-19 pandemic are likely to have continuing effects on the Company’s business. For example, in recent years, the newspaper industry, including our Traditional Business, has declined, and we expect this general trend to continue with fewer lawyers receiving our newspapers at their offices as they continue to work from home. For Journal Technologies, there have been several delays or cancellations in government procurement processes. Also, although we have been able to complete many existing projects remotely, we have been delayed in finishing certain implementations and trainings because of our inability to work with clients in-person. Given that we are typically paid for implementation services upon “go-live” of a system, recognition of those revenues has been delayed. This can also create a risk of contract cancellations of in-progress projects, which has not been a common issue to date and Journal Technologies is working to minimize.

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each reportable segment and its income and expenses is set forth below:

Overall Financial Results (000)
For the nine months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate income and expenses		Total

	2023	2022	2023	2022	2023	2022	2023	2022
Revenues
Advertising	$6,498	$6,384	$-	$-	$-	$-	$6,498	$6,384
Circulation	3,306	3,279	-	-	-	-	3,306	3,279
Advertising service fees and other	2,203	2,200	-	-	-	-	2,203	2,200
Licensing and maintenance fees	-	-	17,134	13,721	-	-	17,134	13,721
Consulting fees	-	-	11,148	4,697	-	-	11,148	4,697
Other public service fees	-	-	5,870	5,221	-	-	5,870	5,221
Total revenues	12,007	11,863	34,152	23,639	-	-	46,159	35,502
Operating expenses
Salaries and employee benefits	6,799	6,864	23,654	19,881	-	-	30,453	26,745
Decrease to the long-term Supplemental Compensation accrual	(795)	(25)	(20)	(40)	-	-	(815)	(65)
Others	3,691	3,582	9,608	6,914	-	-	13,299	10,496
Total operating expenses	9,695	10,421	33,242	26,755	-	-	42,937	37,176
Income (loss) from operations	2,312	1,442	910	(3,116)	-	-	3,222	(1,674)
Dividends and interest income	-	-	-	-	7,119	4,251	7,119	4,251
Gains on sale of land	-	-	-	-	-	272	-	272
Net realized gains on sales of marketable securities	-	-	-	-	422	14,249	422	14,249
Net unrealized gains (losses) on marketable securities	-	-	-	-	29,934	(57,075)	29,934	(57,075)
Interest expenses on margin loans and others	-	-	-	-	(3,085)	(517)	(3,085)	(517)
Interest expenses on note payable collateralized by real estate	-	-	-	-	(35)	(38)	(35)	(38)
Pretax income (loss)	2,312	1,442	910	(3,116)	34,355	(38,858)	37,577	(40,532)
Income tax (expense) benefit	(595)	(335)	(175)	985	(8,870)	9,085	(9,640)	9,735
Net income (loss)	$1,717	$1,107	$735	$(2,131)	$25,485	$(29,773)	$27,937	$(30,797)
Total assets	$15,794	$22,091	$34,143	$20,814	$316,038	$341,669	$365,975	$384,574
Capital expenditures	$70	$4	$16	$10	$-	$-	$86	$14

Comparable nine-month periods ended June 30, 2023 and 2022

Consolidated Financial Comparison

Consolidated revenues were $46,159,000 and $35,502,000 for the nine months ended June 30, 2023 and 2022, respectively. This increase of $10,657,000 (30%) was primarily from increases in (i) Journal Technologies’ consulting fees of $6,451,000, license and maintenance fees of $3,413,000 and other public service fees of $649,000 and (ii) the Traditional Business’ advertising revenues of $114,000 and circulation revenues of $27,000.

Consolidated operating expenses increased by $5,761,000 (15%) to $42,937,000 from $37,176,000. Total salaries and employee benefits increased by $3,708,000 (14%) to $30,453,000 from $26,745,000 primarily because of salary adjustments due to recent inflation in the compensation market for talent, and the hiring of additional staff members to strengthen operational efficiencies, product development, and bolster the teams working on the company’s installation projects. Outside services increased by $1,973,000 (68%) to $4,885,000 from $2,912,000 mainly because of additional contractor services and increased third-party hosting fees which were billed to clients. Newsprint and printing expenses increased by $81,000 (15%) to $610,000 from $529,000 primarily resulting from newsprint price increases and additional purchases of printing supplies. Equipment maintenance and software increased by $243,000 (28%) to $1,124,000 from $881,000 mainly resulting from increased maintenance costs and additional miscellaneous office software license purchases. Other general and administrative expenses increased by $411,000 (16%) to $2,903,000 from $2,492,000 mainly because there were increased business travel expenses as compared to the prior fiscal year period.

The Company’s non-operating income, net of expenses, increased by $73,213,000 (188%) to $34,355,000 from a loss of $38,858,000 in the prior fiscal year period primarily because of (i) the recording of net unrealized gains on marketable securities of $29,934,000 during the nine months ended June 30, 2023 as compared with net unrealized losses of $57,075,000 in the prior fiscal year period, and (ii) increases in dividends and interest income of $2,868,000 (67%) to $7,119,000 from $4,251,000. These increases were partially offset by (i) the recording of realized net gains on sales of marketable securities of $422,000 during the nine months ended June 30, 2023 as compared with $14,249,000 in the prior fiscal year period and (ii) increases in interest expenses of $2,565,000 (462%) to $3,120,000 from $555,000 primarily due to the federal interest rate increases.

During the nine months ended June 30, 2023, the Company’s consolidated pretax income was $37,577,000, as compared to a pretax loss of $40,532,000 in the prior fiscal year period. There was consolidated net income of $27,937,000 ($20.29 per share) for the nine months ended June 30, 2023, as compared with net loss of $30,797,000 (-$22.31 per share) in the prior fiscal year period.

At June 30, 2023, the aggregate fair market value of the Company’s marketable securities was $316,038,000. These securities had approximately $150,626,000 of net unrealized gains before taxes of $40,000,000. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the nine months ended June 30, 2023, the Company recorded an income tax provision of $9,640,000 on the pretax income of $37,577,000. The income tax provision consisted of a tax provision of $110,000 on the realized gains on marketable securities, $7,950,000 on the unrealized gains on marketable securities, and a tax provision of $1,890,000 on income from operations and dividend income, partially offset by a tax benefit of $250,000 for the dividends received deduction and other permanent book and tax differences, and a tax benefit of $60,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability.  Consequently, the overall effective tax rate for the nine months ended June 30, 2023 was 25.7%, after including the taxes on the realized and unrealized gains on marketable securities.

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

The Traditional Business

The Traditional Business’ pretax income increased by $870,000 (60%) to $2,312,000 from $1,442,000 in the prior fiscal year period, primarily because there was more reduction to the long-term supplemental compensation accrual of $795,000 as compared with a $25,000 reduction in the prior fiscal year period.

During the nine months ended June 30, 2023, the Traditional Business had total operating revenues of $12,007,000, as compared with $11,863,000 in the prior fiscal year period. Advertising revenues increased by $114,000 (2%) to $6,498,000 from $6,384,000, primarily resulting from increased trustee sale notice advertising revenues of $176,000 (mainly because of the lifting of COVID-related foreclosure moratoriums on lenders), government notice advertising revenues of $55,000 and legal notice advertising revenues of $49,000, partially offset by decreased commercial advertising revenues of $166,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company increased by 31% during the nine months ended June 30, 2023 as compared to the prior fiscal year period. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 88% of the total public notice advertising revenues during the nine months ended June 30, 2023. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 15% of the Company's total operating revenues for the nine months ended June 30, 2023 and 19% in the prior fiscal year period.

The Daily Journals accounted for about 93% of the Traditional Business’ total circulation revenues, which increased by $27,000 (1%) to $3,306,000 from $3,279,000. The court rule and judicial profile services generated about 5% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $44,000 to $10,490,000 from $10,446,000, primarily resulting from increased newsprint and printing costs.

Journal Technologies

During the nine months ended June 30, 2023, Journal Technologies’ business segment pretax income increased by $4,026,000 (129%) to $910,000 from a pretax loss of $3,116,000 in the prior fiscal year period primarily resulting from increased revenues of $10,513,000, partially offset by increased operating expenses of $6,487,000.

Revenues increased by $10,513,000 (44%) to $34,152,000 from $23,639,000 in the prior fiscal year period. Licensing and maintenance fees increased by $3,413,000 (25%) to $17,134,000 from $13,721,000. Consulting fees increased by $6,451,000 (137%) to $11,148,000 from $4,697,000 mainly resulting from more project go-lives (i.e. signoffs by the clients). Other public service fees increased by $649,000 (12%) to $5,870,000 from $5,221,000 primarily because of increased e-filing fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance period.

Operating expenses increased by $6,487,000 (24%) to $33,242,000 from $26,755,000 primarily because of (i) increased personnel costs because of salary adjustments due to recent inflation in the compensation market for talent, (ii) additional contractor services and the hiring of additional staff members to strengthen operational efficiencies, product development, and bolster the teams working on the company’s installation projects, (iii) increased third-party hosting fees which were billed to clients and (iv) increased business travel expenses.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future, particularly as investment in next-generation technology unfolds.

Reportable Segments (for the three-month periods ended June 30, 2023 and 2022)

Overall Financial Results (000)
For the three months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate income and expenses		Total

	2023	2022	2023	2022	2023	2022	2023	2022
Revenues
Advertising	$2,304	$2,254	$-	$-	$-	$-	$2,304	$2,254
Circulation	1,100	1,097	-	-	-	-	1,100	1,097
Advertising service fees and other	726	787	-	-	-	-	726	787
Licensing and maintenance fees	-	-	7,060	4,633	-	-	7,060	4,633
Consulting fees	-	-	4,393	2,267	-	-	4,393	2,267
Other public service fees	-	-	2,121	1,779	-	-	2,121	1,779
Total revenues	4,130	4,138	13,574	8,679	-	-	17,704	12,817
Operating expenses
Salaries and employee benefits	2,300	2,134	8,517	7,287	-	-	10,817	9,421
Decrease to the long-term Supplemental Compensation accrual	(95)	1,985	-	-	-	-	(95)	1,985
Others	1,256	1,169	3,413	2,345	-	-	4,669	3,514
Total operating expenses	3,461	5,288	11,930	9,632	-	-	15,391	14,920
Income (loss) from operations	669	(1,150)	1,644	(953)	-	-	2,313	(2,103)
Dividends and interest income	-	-	-	-	1,987	1,263	1,987	1,263
Gains on sale of land	-	-	-	-	-	272	-	272
Net unrealized gains (losses) on marketable securities	-	-	-	-	(2,735)	(12,666)	(2,735)	(12,666)
Interest expenses on margin loans and others	-	-	-	-	(1,172)	(281)	(1,172)	(281)
Interest expenses on note payable collateralized by real estate	-	-	-	-	(11)	(12)	(11)	(12)
Pretax income (loss)	669	(1,150)	1,644	(953)	(1,931)	(11,424)	382	(13,527)
Income tax (expense) benefit	(160)	225	(310)	280	765	3,160	295	3,665
Net income (loss)	$509	$(925)	$1,334	$(673)	$(1,166)	$(8,264)	$677	$(9,862)
Total assets	$15,794	$22,091	$34,143	$20,814	$316,038	$341,669	$365,975	$384,574
Capital expenditures	$-	$4	$12	$7	$-	$-	$12	$11

Consolidated Financial Comparison

Consolidated revenues were $17,704,000 and $12,817,000 for the three months ended June 30, 2023 and 2022, respectively. This increase of $4,887,000 (38%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $2,427,000, consulting fees of $2,126,000 and other public service fees of $342,000 and (ii) the Traditional Business’ advertising revenues of $50,000, partially offset by the Traditional Business’ decreased advertising service fees and other of $61,000.

Consolidated operating expenses increased by $471,000 (3%) to $15,391,000 from $14,920,000. Total salaries and employee benefits increased by $1,396,000 (15%) to $10,817,000 from $9,421,000 primarily because of salary adjustments due to recent inflation in the compensation market for talent, and the hiring of additional staff members to strengthen operational efficiencies, product development, and bolster the teams working on the company’s installation projects. Outside services increased by $831,000 (77%) to $1,905,000 from $1,074,000 mainly because of additional contractor services and increased third-party hosting fees which were billed to clients. Newsprint and printing expenses increased by $44,000 (25%) to $218,000 from $174,000 primarily resulting from newsprint price increases and additional purchases of printing supplies. Equipment maintenance and software increased by $204,000 (78%) to $467,000 from $263,000 mainly resulting from increased maintenance costs and additional miscellaneous office software license purchases. Accounting and legal fees increased by $55,000 (27%) to $261,000 from $206,000 primarily resulting from increased accounting fees. Other general and administrative expenses decreased by $58,000 (7%) to $743,000 from $801,000 mainly because there were decreased miscellaneous office supply and equipment expenses as compared to the prior fiscal year period.

The Company’s non-operating expenses, net of income, decreased by $9,493,000 (83%) to $1,931,000 from $11,424,000 in the prior fiscal year period primarily because of (i) the recording of net unrealized losses on marketable securities of $2,735,000 during the three months ended June 30, 2023 as compared with $12,666,000 in the prior fiscal year period and (ii) increases in dividends and interest income of $724,000 (57%) to $1,987,000 from $1,263,000 in the prior fiscal year period. These decreases were partially offset by increases in interest expenses of $890,000 (304%) to $1,183,000 from $293,000 primarily due to the federal rate increases. In addition, there were gains of $272,000 on sale of land during the prior fiscal year period.

During the three months ended June 30, 2023, the Company’s consolidated pretax income was $382,000, as compared to a pretax loss of $13,527,000 in the prior fiscal year period. There was consolidated net income of $677,000 ($0.49 per share) for the three months ended June 30, 2023, as compared with a net loss of $9,862,000 (-$7.15 per share) in the prior fiscal year period.

The Traditional Business

The Traditional Business’ pretax income increased by $1,819,000 (158%) to $669,000 from a pretax loss of $1,150,000 in the prior fiscal year period, primarily because there was a reduction of $95,000 to the long-term supplemental compensation accrual as compared with an addition of $1,985,000 in the prior fiscal year period. (Excluding the adjustments to the long-term supplemental compensation accruals, the Traditional Business’ pretax income was $574,000 as compared with $835,000 in the prior fiscal year period.)

During the three months ended June 30, 2023, the Traditional Business had total operating revenues of $4,130,000, as compared with $4,138,000 in the prior fiscal year period. Advertising revenues increased by $50,000 (2%) to $2,304,000 from $2,254,000, primarily resulting from increased trustee sale notice advertising revenues of $75,000 (mainly because of the lifting of COVID-related foreclosure moratoriums on lenders), government notice advertising revenues of $16,000 and legal notice advertising revenues of $40,000, partially offset by decreased commercial advertising revenues of $81,000.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $253,000 (8%) to $3,556,000 from $3,303,000, primarily resulting from increased newsprint and printing costs and personnel costs.

Journal Technologies

During the three months ended June 30, 2023, Journal Technologies’ business segment pretax income increased by $2,597,000 (272%) to $1,644,000 from a pretax loss of $953,000 in the prior fiscal year period.

Revenues increased by $4,895,000 (56%) to $13,574,000 from $8,679,000 in the prior fiscal year period. Licensing and maintenance fees increased by $2,427,000 (52%) to $7,060,000 from $4,633,000. Consulting fees increased by $2,126,000 (94%) to $4,393,000 from $2,267,000 mainly resulting from more project go-lives. Other public service fees increased by $342,000 (19%) to $2,121,000 from $1,779,000 primarily because of increased e-filing fee revenues.

Operating expenses increased by $2,298,000 (24%) to $11,930,000 from $9,632,000 primarily because of (i) increased personnel costs because of salary adjustments due to recent inflation in the compensation market for talent, (ii) additional contractor services and the hiring of additional staff members to strengthen operational efficiencies, product development, and bolster the teams working on the company’s installation projects, (iii) increased third-party hosting fees which were billed to clients and (iv) increased business travel expenses.

Liquidity and Capital Resources

For the nine-months ended June 30, 2023, the Company’s cash and cash equivalents, restricted cash, and marketable security positions increased by $47,558,000, after the sales of marketable securities of approximately $2,826,000 and additional borrowing of $6,000,000 from the margin loan account, partially offset by the recording of net pretax unrealized gains on marketable securities of $29,934,000. Cash, cash equivalents, the proceeds from the sales of marketable securities and additional borrowing were primarily used to purchase additional marketable securities of $10,001,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $165,412,000 and a market value of about $316,038,000 at June 30, 2023, generated approximately $7,119,000 in dividends and interest income during the nine months ended June 30, 2023. These securities had approximately $150,626,000 of net unrealized gains before estimated taxes of $40,000,000 which will become due only when we sell securities in which there is unrealized appreciation.

Cash flows from operating activities increased by $18,289,000 during the nine months ended June 30, 2023, as compared to the prior fiscal year period, primarily due to (i) decreases in the Company’s income tax receivable of $4,832,000, its deferred tax benefit of $21,074,000 and its accounts receivable of $896,000 mainly resulting from more collections and (ii) increases in deferred revenues of $3,294,000 and income tax payable of $6,244,000. This was partially offset by (i) decreases in net income of $17,154,000, excluding the increases in unrealized gains on marketable securities of $87,009,000; decreases in realized net gains on sales of marketable securities of $13,827,000; additional stock dividends of $2,978,000, and prior year’s gains of $272,00 on sale of land, and (ii) decreases in net accounts payable and accrued liabilities of $705,000 (because of the timing difference in remitting e-filing fees to the courts).

As of June 30, 2023, the Company had working capital of $317,925,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $26,944,000.

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

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2022, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended June 30, 2023.

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

Date: August 14, 2023