Form 10-K
period 2023-09-30
DAILY JOURNAL CORP
filed 2023-12-28
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☐  No   ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      Yes   ☐      No   ☑

Errors:

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of March 31, 2023, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $379,181,000.

As of November 30, 2023, there were outstanding 1,377,026 shares of Common Stock.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts, and disruptive new technologies like artificial intelligence; Journal Technologies’ reliance on professional services engagements with justice agencies; material changes in the costs of postage and paper; additional possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; the continuous effects of COVID-19 and the efforts to contain it on the Company’s customers, advertisers and subscribers; a further decline in subscriber revenues; possible security breaches of the Company’s software or websites; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-K, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1.	Business

Daily Journal Corporation (the “Company”) publishes newspapers and websites reporting California and Arizona news and produces several specialized information publications. It also serves as a newspaper representative specializing in public notice advertising. This is sometimes referred to as the Company’s “Traditional Business”.

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of the Company, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including e-filing and a website to pay traffic citations and fees online. These products are licensed or subscribed to in approximately 30 states, and internationally.

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

The Daily Journals share much content. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2023, the Los Angeles Daily Journal had approximately 3,591 paid subscribers and the San Francisco Daily Journal had approximately 2,062 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 5,640 at September 30, 2022. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been law firms and businesses wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 56% to subscriptions and 44% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 11% of the Company's total operating revenues in fiscal 2023 and 13% in fiscal 2022.

The Daily Journals include the Daily Appellate Report, providing full text and case summaries of all opinions certified for publication by the California Supreme Court, the California Courts of Appeal, the U.S. Supreme Court, the U.S. Court of Appeals for the Ninth Circuit and the U.S. Bankruptcy Appellate Panel for the Ninth Circuit. The Daily Journals also include a monthly court directory in booklet form. This directory includes a comprehensive list of sitting judges in all California courts as well as courtroom assignments, phone numbers and courthouse addresses, plus a list of judicial appointments, elevations, confirmations, resignations, retirements and deaths.

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

The Company has several court rules services, including multi-volume, loose-leaf sets for certain state and federal courts in California. The Northern California set consists of nine volumes. The Southern California set has eight volumes. The Company updates these court rules on a monthly basis. In addition, the Company publishes single-volume rules for Los Angeles and San Diego counties. The single volumes are replaced when there are rule changes.

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

Advertising and Newspaper Representative. The Company's publications carry commercial advertising and public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 4% of the Company’s total operating revenues in both fiscal 2023 and 2022.

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

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 14% of the Company's total operating revenues in fiscal 2023 and about 17% in fiscal 2022. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising was placed, and (iii) service fees to file notices with government agencies.

Recently, the California legislature passed a bill (AB542) to be effective January 1, 2024 that will almost certainly result in a decline in legal advertising revenue by reducing the number of publication days in a newspaper for self-service storage facility lien sales. The existing requirement is to publish the notice once per week for two consecutive weeks. The bill now allows the notice to be published either once per week for two consecutive weeks in a newspaper or once in a newspaper and once on an internet website that customarily conducts or advertises online auctions or sales. Another bill (AB721) relative to school budget hearing notices, was also passed. Effective January 1, 2027 these notices are to be moved to posting on the school district’s website in lieu of being published in a newspaper.

For several years, trustee sales legal advertising revenues were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law. Those revenues declined significantly in more recent years due to an improved economy and then to the COVID-related foreclosure moratoriums. Because those moratoriums were generally lifted during 2023, trustee sales legal advertising revenues represented about 4% of the Company’s total operating revenues in fiscal 2023 as compared to 2% in fiscal 2022.

Other revenues are attributable to fees from attorneys taking continuing legal education tests published in The Daily Journals and online, and other miscellaneous fees including reprint services of articles published in The Daily Journals.

Journal Technologies

Journal Technologies provides case management software and related services to courts and other justice agencies. Its operations constituted about 76% of the Company’s total operating revenues in fiscal 2023 and 71% in fiscal 2022. Journal Technologies earns revenues from license, maintenance and support fees paid by customers to use its software products; consulting fees paid by customers for installation, implementation and training services; and fees generated by the use of secure websites through which the general public can pay traffic citations and e-file cases.  Journal Technologies has the following product solutions based on the Company’s core eSeries Framework™ technology:

eCourt®, eProsecutor™, eDefender™ and eSupervision™ (formerly eProbation)™ ― browser-based case processing systems that can be used by courts and other justice agencies for all case types because the screens, data elements, business rules, work queues, searches and alerts are highly configurable.

Journal Technologies offers other, complementary products including:

eFile-it™ ― a browser-based interface that allows attorneys and the general public to electronically file documents with the court.

ePay-it™ ― a service primarily for the online payment of traffic citations.  Users can pay traffic citations by credit card and get information on traffic school.

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

The Company’s revenues from Journal Technologies’ foreign customers were approximately $3,293,000 in fiscal 2023 and $4,638,000 in fiscal 2022. The remainder of the Company’s other revenues in those years were attributable to the United States.

Journal Technologies (Canada)

Journal Technologies (Canada) Inc. was founded in August 2022 as a service company to provide management and advisory services related to corporate leadership, financial management, strategic planning, operational guidance, human resources, project management, software development, professional services, and various other services required by Daily Journal Corporation and Journal Technologies.

Materials and Postage

After personnel costs (included in “Salaries and employee benefits” and in “Outside services” in the accompanying consolidated statements of comprehensive income (loss)), postage and paper costs are typically the next two largest expenses for The Traditional Business. Paper and postage accounted for approximately 5% of the Traditional Business' operating costs in fiscal 2023 and 4% in fiscal 2022.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although past shortages of newsprint have sometimes resulted in higher prices. During fiscal 2023, the price of newsprint did not increase significantly.

We use the U.S. Postal Service for distribution of roughly 36% of our newspapers. During the past several years, the Company has instituted changes in an attempt to mitigate higher postage costs. These changes have included contracting for hand delivery in urban areas of San Francisco, Santa Clara, Alameda, San Diego, Riverside, Orange and Los Angeles counties, delivering pre-sorted newspapers to the post office on pallets, which facilitates delivery and improves service, and bundling newspapers to reduce per-piece charges. In addition, the Company has an ink jet labeler which eliminates paper labels and enables the Company to receive bar code discounts from the postal service on some of its newspapers.

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, the U.S. Postal Service has increased postal rates. During fiscal 2023, postage increased slightly by $32,000 (7%) to $472,000 from $440,000.

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

Journal Technologies’ staff includes employees who are focused on marketing with the intention of growing market share over time, via additional consulting projects and licensing of products. Most of Journal Technologies’ new projects come from a competitive bidding process, but it is nonetheless important to communicate the Company's offerings to potential customers at trade shows and other channels; understanding what is possible can inform requirements and build confidence over the buying process.

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

The Company's court rules publications face competition from case management systems and the courts themselves. Subscriptions to the single and multi-volume court rules continued to decline during fiscal 2023. The Company's Judicial Profile services have indirect competition because some of the same information is available through other sources, including the courts.

The newspaper industry is experiencing significant secular decline, and the Company’s Traditional Business is no exception. The steady decline in recent years in the number of subscriptions to The Daily Journals and court rule publications is likely to continue and will certainly impact the Company’s future revenues.

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

There is significant competition among a limited number of companies to provide services and software to the courts and other justice agencies, and some of these companies are much larger and have greater access to capital and other resources than Journal Technologies. Others provide services for a limited number of customers, or in specialized niches. As part of the competitive bidding process, many customers will express a preference for, or even require, larger vendors or specific domain specialization.

Many customers desire externally-hosted Software-as-a-Service (SaaS) solutions to facilitate electronic filing, interface with other justice partners and the public, publish certain information from case management systems, and simplify provision of these services. Certain Journal Technologies’ product lines now provide versions of these services, but there are many uncertainties in the process of courts and other agencies migrating to a SaaS pattern. The Company competes on a variety of factors, including price, technological capabilities, and services to accommodate the individual requirements of each customer.

Remaining competitive requires periodic investment in technology to ensure modern patterns are followed; Journal Technologies is currently embarking on developing next-generation technology and addressing certain technical debt that exists within current generation offerings.

Employees

The Company had approximately 350 full-time employees and contractors and about 10 part-time employees as of September 30, 2023, including about 243 employees and contractors at Journal Technologies and 12 employees and contractors at Journal Technologies (Canada). The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

Working Capital

The Company owns marketable securities with dividends and significant appreciation, providing the Company with working capital in addition to its cash flow from operations, subject, of course, to the normal risks associated with owning securities. To a considerable extent, the Company also benefits from the fact that subscriptions and some licenses, maintenance and customer support are paid in advance. In fiscal 2013, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn Technologies, Inc., and another $15.5 million to acquire substantially all of the operating assets and liabilities of ISD Technologies, Inc., in each case pledging its marketable securities to obtain favorable financing. In addition, there were subsequent borrowings of $45.5 million to purchase additional marketable securities bringing the margin loan balance up to $75 million as of September 30, 2023.

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

Also, the Company's investment margin account has an interest rate that fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2023 was 6%, and the outstanding balance was $75 million. Because the Federal Reserve has increased interest rates to help combat inflation and may continue to do so, the Company’s interest expense on the margin account has increased and could increase more in the future.

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

Risks Associated with a Public Health Event

The Company’s business is likely to be materially and adversely affected by the emergence or resurgence of an epidemic or pandemic such as COVID-19, or by a similar event or the fear of such an event, and the measures that governmental authorities implement to address it.

As COVID-19 spread in early 2020, governmental authorities and health officials implemented numerous unprecedented measures to contain the virus, including “stay at home” orders for non-essential workers, travel restrictions, quarantines and business shutdowns. Most of Journal Technologies’ customers, which are primarily courts and governmental agencies in the United States, Canada and Australia, either closed or significantly scaled back their activities. Similarly, many law firms and companies from which the Traditional Business derives advertising and subscription revenues also curtailed their operations and spending.

The impact on economic activity of a new crisis or a serious mutation of COVID-19 could again threaten the Traditional Business’ advertising and subscription revenues. Most people again working from home and using on-line services would likely to put additional pressure on the newspaper business by impacting circulation numbers that may not be replaced by on-line revenues. Actions restricting travel, requiring non-essential workers to “stay at home” or causing courts and justice agencies to close or cut back operations can impact the ability of Journal Technologies to complete certain projects that are typically done in-person (and for which payment is usually received upon completion), reduce e-filing revenues, affect procurement processes and result in overall payment delays. In addition, the Company relies on its portfolio of marketable securities for dividend income and balance sheet support, and the value of the portfolio can be materially affected by declines in stock prices, particularly among the common stocks of the three U.S. financial institutions and one foreign manufacturer that make up a substantial portion of the portfolio.

Due to the uncertainties associated with the duration and severity of an event like COVID-19, the efforts to contain it, and the changes in business operations and personal behaviors that are likely to follow from it, it is difficult to estimate the magnitude of its impact on the Company’s business in future periods, but it could materially affect the Company’s operations, staffing levels, financial condition, liquidity and cash flows going forward. Also, with new norms established, the majority of Journal Technologies employees continue working from home most days, and the long-term downsides of these new norms on innovation and productivity are still being determined.

Risks Associated with the Maturation of Artificial Intelligence (AI) Technologies

The Company’s business may be materially affected—either positively or negatively--by the emergence of disruptive new technologies or approaches enabled by the rapid pace of innovation unfolding in the artificial intelligence space.

Worthwhile new technologies capitalize on eliminating old inefficiencies. Just as the emergence and maturation of the Internet and smartphone technologies had profound implications across many industries, AI has the potential to significantly change key factors related to the Traditional Business, Journal Technologies, and companies in the Company’s holdings of marketable securities.

For the Traditional Business, there may be opportunities to automate or reduce the cost of content creation, or perhaps allow monetization of existing and/or historic content in new ways. Likewise, AI may negatively impact the business in ways that will prove difficult to circumvent.

For Journal Technologies, AI may fundamentally alter or automate key customer workflows over time, obviating the need for its technology. AI will likely also create new and better ways for customers to achieve their mandates. We are allocating certain resources to ensure we have the capacity to recognize and pursue these opportunities, whether through in-house engineering, partnership, or mergers and acquisitions, but whether we will be successful is uncertain.

The process and approach to engineering software itself may change in notable ways, and this could impact the business model of Journal Technologies.  Monitoring potential impacts of AI on companies in our holdings of marketable securities will also require attention.

Mitigating risk and capitalizing on potential opportunity requires active engagement.  The Company’s challenge is to find and exploit opportunities to ensure change precipitated by AI provides tailwinds and not headwinds, and to do so in a way that is neither too slow, nor premature.

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

For example, the California legislature recently passed a bill (AB542) to be effective January 1, 2024 that will almost certainly result in a decline in legal advertising revenue by reducing the number of publication days in a newspaper for self-service storage facility lien sales.  The existing requirement is to publish the notice once per week for two consecutive weeks.  The bill now allows the notice to be published either once per week for two consecutive weeks in a newspaper or once in a newspaper and once on an internet website that customarily conducts or advertises online auctions or sales. In time, this has the potential to reduce annual earnings by approximately $150,000 to $200,000 per year. Another bill (AB721) relative to school budget hearing notices, was also passed. Effective January 1, 2027 these notices are to be moved to posting on the school district’s website in lieu of being published in a newspaper.

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

During fiscal 2023, we had a slight increase of $9,000 in circulation revenues primarily resulting from some promotional sale efforts which we will continue. However, overall industry-wide circulation revenues have continued to decline as more and more information has become available online. Law firm mergers have also reduced the number of firms that purchase multiple subscriptions of our newspapers. It is not practical to assume that we will be able to offset the decline in subscriptions with increases in the subscription rate, and we cannot anticipate that our circulation revenues will continue to increase.

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

We expect the Traditional Business to continue to suffer from significant secular decline.

The newspaper business has been experiencing significant secular decline for some time, and the Company’s Traditional Business has been no exception. The Company expects its Traditional Business to continue to decline in the years ahead, which could have a material negative impact upon the Company’s revenue, income and future prospects.

Risks Associated with Journal Technologies

The success of Journal Technologies depends in large part on the technological update and upgrade of its software products.

Journal Technologies’ success depends on the continued improvement of its products, and the costs to update and upgrade those products consistently represent a large portion of Journal Technologies’ expenses. There are many uncertainties in the process of courts and other justice agencies migrating to newer case management systems, including whether Journal Technologies’ versions of these systems will find general acceptance and whether the modification of such systems can be done in a cost-effective manner. The costs to update and upgrade Journal Technologies’ products are expensed as incurred and will impact earnings at least through the foreseeable future. To build out next-generation technology there is up-front investment required, which is now underway. Likewise, investment is required to improve existing technology to simplify the process of configuring, managing and updating systems. These investments are being made to both improve win rates and maximize the efficiency (ergo reduce costs, and increase margins) of building and deploying customer systems. The intention is to improve profitability, but if this development is not done effectively, it may not yield the expected competitive advantages or intended efficiencies.

Journal Technologies faces significant competition from other case management software vendors.

There is significant competition among a limited number of companies to provide services and software to courts and other justice agencies, and some of these companies are much larger and have greater access to capital and other resources than Journal Technologies. Normally, the vendor is selected through a bidding process, and often the customers will express a preference for, or even require, larger vendors. An inability to successfully compete in this difficult market could materially affect the earnings of Journal Technologies. Likewise, specialized vendors in specific vertical markets may develop or continue to enhance specific solutions for certain customer types that are sufficiently focused and turnkey that Journal Technologies will struggle to compete with them.

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

Disruptions that affect long-standing customer relationships can have negative reputational implications for Journal Technologies and that can affect its earnings.

Risks Associated with Our Holdings of Marketable Securities

A large portion of the Company’s assets is held in publicly traded securities, and the prices of those securities may decline.

As of September 30, 2023, the Company held marketable securities worth approximately $303,128,000, with an unrealized gain for financial statement purposes of $137,716,000. While this portfolio has enabled the Company to borrow on favorable terms for acquisitions and to better compete for case management software opportunities that are usually limited to “large” firms, it is unusual for a public company to invest a significant amount of its available cash in the marketable securities of other public companies. The value of these securities could decline, which would adversely affect net income and shareholders’ equity.

Also, as of September 30, 2023, the Company’s holdings of marketable securities were concentrated in just eight companies. Accordingly, a significant decline in the market value of one or more of the Company’s holdings may not be offset by hypothetically better performance of other holdings. This concentration of risk may result in a more pronounced effect on net income and shareholders’ equity.

The irreplaceable manager of our marketable securities portfolio passed away in November 2023.

Charles T. Munger, the legendary investor of Berkshire Hathaway fame, has been a director of the Company for many decades, and has long managed the Company’s holdings of marketable securities. Mr. Munger passed away on November 28, 2023. Although the Board will work to ensure that the portfolio remains well-managed, it’s impossible to ever replace Mr. Munger.  Given the loss of Mr. Munger, the Company does not expect the future financial performance of its marketable securities portfolio to rival its past performance.

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

At times, the Company may hold marketable securities denominated in currencies other than the United States Dollar. When it does, the Company may be at risk for significant fluctuations in the applicable foreign currency exchange rates, which would affect the profitability of such marketable securities. The Company currently owns one such investment that is denominated in Hong Kong Dollars.

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

Journal Technologies’ software processes and stores customer information in the conduct of its business, including in some cases by utilizing cloud-based systems supplied by third-party vendors.  Despite our efforts to maintain up-to-date security controls, it is possible that our system could be improperly used to access or misappropriate customer systems or information, including personally identifiable or other confidential information.  A material security breach of this nature could harm our reputation, cause us to lose current and potential customers, require us to allocate more resources to information security, or subject us or our customers to liability, resulting in increased costs, loss of revenue, or both.  The Traditional Business also operates certain websites that process and, in certain cases, store customer information.  Minor security breaches were discovered on websites operated by the Traditional Business in early fiscal 2015 and again in November 2023, and although both incidents were remediated without loss of data or revenue, there can be no assurance that there will not be more material breaches in the future.  Also, our insurance may not cover all of the costs that we may incur as a result of a material security breach.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Not applicable.

Item 2.	Properties

The main Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, which is fully occupied by the Company. Approximately 75% of the building is devoted to office space and the remainder to printing and production equipment and facilities. In 2003, the Company finished building an adjacent 37,000 square foot building and parking facilities on properties it acquired in 1996 and 1998. This building provides additional office, production and storage space. Since a majority of Journal Technologies employees are working remotely from home post-COVID or at clients’ sites, the Company intends to consolidate the two offices into one and will seek to either sell or lease out the adjacent building in 2024.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. This office is also currently underutilized and, therefore, a lease to a third party or other approach may be considered at some point in the future.

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

	High	Low
Fiscal 2023
Quarter ended December 31, 2022	$311.39	$245.54
Quarter ended March 31, 2023	315.23	258.00
Quarter ended June 30, 2023	297.75	270.05
Quarter ended September 30, 2023	315.50	282.50

Fiscal 2022
Quarter ended December 31, 2021	$415.66	$334.92
Quarter ended March 31, 2022	389.90	242.11
Quarter ended June 30, 2022	292.00	242.00
Quarter ended September 30, 2022	286.04	236.01

As of December 26, 2023, there were approximately 317 holders of record of the Company’s common stock, and the last trade was at $349.97 per share.

The Company did not declare or pay any dividends during fiscal 2023 or 2022. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

The Company does not have any equity compensation plans, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past two fiscal years.

From time to time, the Company has repurchased shares of its common stock and may do so in the future. The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan. See Note 2 of Notes to Consolidated Financial Statements for more information. The Company’s stock repurchase program remains in effect, but the Company did not repurchase any shares during fiscal 2023 and 2022.

Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a software development company, and (2) Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including e-filing and a website to pay traffic citations and fees online. These products are licensed or subscribed in approximately 30 states and internationally.

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

Although the World Health Organization has declared an end to the COVID-19 emergency, enduring changes in society resulting from efforts to contain the COVID-19 pandemic are likely to have continuing effects on the Company’s business. For example, for Journal Technologies, there have been several delays or cancellations in government procurement processes. Also, although we were able to complete many existing projects remotely, we were delayed in finishing certain implementations and trainings because of our inability to work with clients in-person. Given that we are typically paid for implementation services upon “go-live” of a system, recognition of those revenues has been delayed. This can also create a risk of contract cancellations of in-progress projects, which has not been a common issue to date (although there were two in the past year), and Journal Technologies is working to minimize additional cancellations.

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each of the reportable segments and the Company's corporate income and expenses is set forth below:

Overall Financial Results (000)
For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2023	2022	2023		2022		2023		2022		2023	2022
Revenues
Advertising	$8,955	$8,591	$	---	$	---	$	---	$	---	$8,955	$8,591
Circulation	4,403	4,394		---		---		---		---	4,403	4,394
Advertising service fees and other	2,895	2,937		---		---		---		---	2,895	2,937
Licensing and maintenance fees	---	---		23,503		19,192		---		---	23,503	19,192
Consulting fees	---	---		19,776		11,865		---		---	19,776	11,865
Other public service fees	---	---		8,177		7,030		---		---	8,177	7,030
Total operating revenues	16,253	15,922		51,456		38,087		---		---	67,709	54,009
Operating expenses
Salaries and employee benefits	10,416	9,618		33,034		26,862		---		---	43,450	36,480
(Decrease) increase to the long-term Supplemental compensation accrual	(470)	1,130		175		115		---		---	(295)	1,245
Others	3,923	4,472		13,979		9,823		---		---	17,902	14,295
Total operating expenses	13,869	15,220		47,188		36,800		---		---	61,057	52,020
Income from operations	2,384	702		4,268		1,287		---		---	6,652	1,989

Dividends and interest income	---	---		---		---		8,336		5,451	8,336	5,451
Gains on sale of land	---	---		---		---		---		272	---	272
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(77)		(83)	(77)	(83)
Interest expense on margin loans	---	---		---		---		(4,255)		(1,026)	(4,255)	(1,026)
Gains on sales of marketable securities, net	---	---		---		---		422		14,249	422	14,249
Net unrealized gains (losses) on marketable securities	---	---		---		---		17,024		(123,401)	17,024	(123,401)
Pretax income (loss)	2,384	702		4,268		1,287		21,450		(104,538)	28,102	(102,549)
Income tax (expense) benefit	(520)	(185)		(1,450)		(205)		(4,680)		27,315	(6,650)	26,925
Net income (loss)	$1,864	$517		$2,818		$1,082		$16,770		$(77,223)	$21,452	$(75,624)
Total assets	$18,744	$22,743		$33,100		$27,868		$303,016		$268,500	$354,860	$319,111
Capital expenditures	$70	$3		$16		$33		---		---	$86	$36

During fiscal 2023 and 2022, the Traditional Business had total operating revenues of $16,253,000 and $15,922,000 of which $11,850,000 and $11,528,000, respectively, were recognized after services were provided while $4,403,000 and $4,394,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for the Company’s software business were $51,456,000 and $38,087,000, of which $28,209,000 and $19,459,000, respectively, were recognized upon completion of services while $23,247,000 and $18,628,000, respectively, were recognized ratably over the subscription periods.

Fiscal 2023 compared with fiscal 2022

Consolidated Financial Comparison

Consolidated revenues were $67,709,000 and $54,009,000 for fiscal 2023 and 2022, respectively. This increase of $13,700,000 (25%) was primarily from increases in (i) Journal Technologies’ consulting fees of $7,911,000, license and maintenance fees of $4,311,000 and other public service fees of $1,147,000, and (ii) the Traditional Business’ advertising revenues of $364,000, partially offset by a decrease in the Traditional Business’ advertising service fees and other of $42,000.

Approximately 76% of the Company’s revenues during fiscal 2023 were derived from Journal Technologies, as compared with 71% in the prior fiscal year. In addition, the Company’s revenues have been primarily from the United States, with approximately $3,293,000 (5%) from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $9,037,000 (17%) to $61,057,000 from $52,020,000. Total salaries and employee benefits increased by $6,970,000 (19%) to $43,450,000 from $36,480,000 primarily due to the annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, product development, and bolster the teams working on the company’s installation projects. Outside services increased by $2,312,000 (52%) to $6,768,000 from $4,456,000 mainly because of additional contractor services and increased third-party hosting fees which were billed to clients. Equipment maintenance and software increased by $286,000 (28%) to $1,315,000 from $1,029,000 mainly resulting from increased maintenance costs and additional miscellaneous office and enterprise software license purchases. Other general and administrative expenses increased by $518,000 (15%) to $3,876,000 from $3,358,000 mainly because there were increased business travel expenses as compared to the prior fiscal year period.

The Company’s non-operating income, net of expenses, increased by $125,988,000 to $21,450,000 from a loss of $104,538,000 in the prior fiscal year primarily because of (i) the recording of net unrealized gains on marketable securities of $17,024,000 as compared with net unrealized losses of $123,401,000 in the prior fiscal year, and (ii) increases in dividends and interest income of $2,885,000 (53%) to $8,356,000 from $5,451,000. These increases were partially offset by (i) the recording of realized net gains on sales of marketable securities of $422,000 during fiscal 2023 as compared with $14,249,000 in the prior fiscal year, (ii) increases in interest expenses of $3,229,000 (315%) to $4,255,000 from $1,026,000 primarily due to the federal interest rate increases, and (iii) gains of $272,000 on a partial land sale associated with the City of Logan’s street widening project during fiscal 2022.

During fiscal 2023, the Company’s consolidated pretax income was $28,102,000, as compared to pretax loss of $102,549,000 in the prior fiscal year. There was consolidated net income of $21,452,000 ($15.58 per share) for fiscal 2023, as compared with consolidated net loss of $75,624,000 (-$54.81 per share) in the prior fiscal year.

At September 30, 2023, the aggregate fair market value of the Company’s marketable securities was $303,128,000. These securities had approximately $137,716,000 of net unrealized gains before taxes of $36,260,000. They generated approximately $8,336,000 in dividends and interest income during fiscal 2023, as compared with $5,451,000 in the prior fiscal year. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

 During fiscal 2023, the Company recorded an income tax provision of $6,650,000 on pretax income of $28,102,000.   The income tax provisions consisted of tax provisions of $110,000 on the realized gains on marketable securities, $4,140,000 on the unrealized gain on marketable securities, and $2,803,000 on operating income, partially offset by a tax benefit of $403,000 for the dividends received deduction and other permanent differences.  Consequently, the overall effective tax rate for fiscal 2023 was 23.7%, after including the taxes on the realized and unrealized gains on marketable securities.

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

The Traditional Business

The Traditional Business’ pretax income increased by $1,682,000 (240%) to $2,384,000 from $702,000 in the prior fiscal year, primarily due to a reduced long-term supplemental compensation accrual of $1,600,000 (142%) to a reduction of $470,000 from an addition of $1,130,000 in the prior fiscal year, partially offset by increased personnel costs of $798,000 to $10,416,000 from $9,618,000.

During fiscal 2023, the Traditional Business had total operating revenues of $16,253,000, as compared with $15,922,000 in the prior fiscal year. Advertising revenues increased by $364,000 (4%) to $8,955,000 from $8,591,000, primarily resulting from increased trustee sale notice advertising revenues of $207,000 (mainly because of the lifting of COVID-related foreclosure moratoriums on lenders), legal notice advertising revenues of $53,000, government notice advertising revenues of $44,000 and commercial advertising revenues of $60,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company increased by 22% during fiscal 2023 as compared to the prior fiscal year. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 88% of the total public notice advertising revenues during fiscal 2023. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 14% of the Company's total operating revenues for fiscal 2023 and 17% for fiscal 2022.

The Daily Journals accounted for about 93% of the Traditional Business’ total circulation revenues, which increased by $9,000 to $4,403,000 from $4,394,000. The court rule and judicial profile services generated about 5% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $249,000 (2%) to $14,339,000 from $14,090,000, primarily resulting from the annual salary adjustments.

Journal Technologies

During fiscal 2023, Journal Technologies’ business segment pretax income increased by $2,981,000 (232%) to $4,268,000 from $1,287,000 in the prior fiscal year primarily resulting from increased revenues of $13,369,000, partially offset by increased operating expenses of $10,388,000.

Revenues increased by $13,369,000 (35%) to $51,456,000 from $38,087,000 in the prior fiscal year. Licensing and maintenance fees increased by $4,311,000 (22%) to $23,503,000 from $19,192,000. Consulting fees increased by $7,911,000 (67%) to $19,776,000 from $11,865,000 mainly resulting from more project go-lives (i.e. signoffs by the clients). Other public service fees increased by $1,147,000 (16%) to $8,177,000 from $7,030,000 primarily because of increased e-filing fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance periods.

Operating expenses increased by $10,388,000 (28%) to $47,188,000 from $36,800,000 primarily because of (i) increased personnel costs because of salary adjustments due to recent inflation in the compensation market for talent, (ii) additional contractor services and the hiring of additional staff members to strengthen operational efficiencies, product development, and bolster the teams working on the company’s installation projects, (iii) increased third-party hosting fees which were billed to clients and (iv) increased business travel expenses.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Liquidity and Capital Resources

During fiscal 2023, the Company’s cash and cash equivalents, restricted cash, and marketable security positions increased by $35,269,000, after the sales of marketable securities of approximately $2,826,000, and the recording of net pretax unrealized gains on marketable securities of $17,024,000. Cash, cash equivalents, and the proceeds from the sales of marketable securities were primarily used to purchase additional marketable securities of $10,001,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $165,412,000 and a market value of about $303,128,000 at September 30, 2023, generated approximately $8,336,000 in dividends and interest income during fiscal 2023. These securities had approximately $137,716,000 of net unrealized gains before estimated taxes of $36,260,000 which will become due only when we sell securities in which there is unrealized appreciation. The balance on the Company's margin loan secured by the securities portfolio was $75,000,000 at both September 30, 2023 and September 30, 2022.

Cash flows from operating activities increased by $20,345,000 during fiscal 2023, as compared to the prior fiscal year, primarily due to (i) decreases in the Company’s accounts receivable of $5,651,000 mainly resulting from more collections, its income tax receivable of $2,038,000 and its deferred tax benefit of $36,144,000 and (ii) increases in net accounts payable and accrued liabilities of $230,000 (because of the timing difference in remitting e-filing fees to the courts), deferred revenues of $1,434,000 and income tax payable of $7,313,000. This was partially offset by decreases in net income of $32,228,000, excluding the increases in unrealized gains on marketable securities of $140,425,000; decreases in realized net gains on sales of marketable securities of $13,827,000; additional stock dividends of $2,978,000; and prior year’s gains of $272,00 on land sale associated with Logan City’s street widening project.

As of September 30, 2023, the Company had working capital of $303,207,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $25,539,000.

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

The Company is not a smaller version of Berkshire Hathaway Inc.  Indeed, given the passing of Mr. Munger, the Company does not expect its holdings of marketable securities to generate gains in the future consistent with the past. The Company’s goal is simply to continue to develop a successful and profitable software business, while continuing to enjoy the benefit of its Traditional Business for as long as possible.

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

Journal Technologies' contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. Most are one-transaction contracts. These current subscription-type contract revenues include (i) implementation consulting fees to configure the system to go-live, (ii) subscription software license, maintenance (including updates and upgrades) and support fees, and (iii) third-party hosting fees when used. Revenues for consulting are generally recognized at point of delivery (go-live) upon completion of services. These contracts include assurance warranty provisions for limited periods and do not include financing terms. For some contracts, the Company acts as a principal with respect to certain services, such as data conversion, interfaces and hosting that are provided by third-parties, and recognizes such revenues on a gross basis. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery (go-live), and maintenance revenues are recognized ratably after the go-live. Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can e-file cases and pay traffic citations and other fees.

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

ASC 820, Fair Value Measurement and Disclosures, requires the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of its investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company made no transfers in and out of Level 1 and Level 2 measurements in fiscal years 2023 and 2022. During that time all of the Company’s investments have been quoted on public markets and, therefore, all fair value calculations have been based on Level 1 measurements. The estimated Incentive Plan’s future commitment is calculated using Level 3 inputs, based on an average of the prior fiscal year (fiscal 2022) and the current year’s pretax earnings before certain items, discounted to the present value at 6% since each granted Incentive Plan Unit will expire over its remaining life term of up to 10 years.

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

ASC 280-10, Segment Reporting, defines an operating segment as a component of a public entity that has discrete financial information that is evaluated regularly by the Company’s Chief Executive Officer to decide how to allocate resources and to assess performance. In accordance with ASC 280-10, the Company has two reportable business segments which are: (i) the Traditional Business and (ii) Journal Technologies and Journal Technologies (Canada).

The above discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this report.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Daily Journal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Software Revenue Recognition

As discussed in Note 2 to the consolidated financial statements, the Company generates revenue from the sale of products that include software licenses, maintenance, support fees, and services. The Company’s contracts with customers often include promises to transfer multiple products and services to a customer related to the Journal Technologies segment. Arrangements with customers can involve multiple performance obligations and rights. The Company recognized $23.5 million of licensing and maintenance fees for the year ended September 30, 2023.

We identified the evaluation of the Company’s analysis of terms and conditions in significant software and license contracts with customers and their effect on revenue recognition as a critical audit matter. Complex auditor judgment was required to assess the Company’s determination of the performance obligations and allocation of the transaction price.

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

Los Angeles, California

December 27, 2023

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	September 30
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$21,038,000	$13,423,000
Restricted cash	2,100,000	2,045,000
Marketable securities at fair value -- common stocks	303,128,000	275,529,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at September 30, 2023 and 2022	18,687,000	16,931,000
Inventories	72,000	56,000
Prepaid expenses and other current assets	380,000	451,000
Income tax receivable	---	1,019,000
Total current assets	345,405,000	309,454,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,400,000	16,330,000
Furniture, office equipment and computer software	1,703,000	1,688,000
Machinery and equipment	1,521,000	1,521,000
	19,624,000	19,539,000
Less accumulated depreciation	(10,264,000)	(9,986,000)
	9,360,000	9,553,000
Operating lease right-of-use assets	95,000	104,000
	$354,860,000	$319,111,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,643,000	$5,062,000
Accrued liabilities	8,789,000	7,066,000
Income tax payable	1,069,000	---
Note payable collateralized by real estate	158,000	146,000
Deferred subscriptions	2,678,000	2,679,000
Deferred consulting fees	5,828,000	6,394,000
Deferred maintenance agreements and others	17,033,000	12,272,000
Total current liabilities	42,198,000	33,619,000

Long term liabilities
Investment margin account borrowings	75,000,000	75,000,000
Note payable collateralized by real estate	1,120,000	1,285,000
Deferred maintenance agreements	1,000,000	370,000
Accrued liabilities	4,474,000	4,547,000
Deferred income taxes	30,599,000	25,273,000
Total long-term liabilities	112,193,000	106,475,000

Commitments and contingencies (Notes 4 and 5)

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 428,027 treasury shares, at September 30, 2023 and 2022	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	198,700,000	177,248,000
Total shareholders' equity	200,469,000	179,017,000
	$354,860,000	$319,111,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2023	2022
Revenues
Advertising	$8,955,000	$8,591,000
Circulation	4,403,000	4,394,000
Advertising service fees and other	2,895,000	2,937,000
Licensing and maintenance fees	23,503,000	19,192,000
Consulting fees	19,776,000	11,865,000
Other public service fees	8,177,000	7,030,000
	67,709,000	54,009,000
Costs and expenses
Salaries and employee benefits	43,450,000	36,480,000
(Decrease) increase to the long-term supplemental compensation accrual	(295,000)	1,245,000
Agency commissions	1,018,000	905,000
Outside services	6,768,000	4,456,000
Postage and delivery expenses	684,000	668,000
Newsprint and printing expenses	795,000	739,000
Depreciation and amortization	279,000	379,000
Equipment maintenance and software	1,315,000	1,029,000
Credit card merchant discount fees	1,938,000	1,679,000
Rent expenses	289,000	249,000
Accounting and legal fees	940,000	833,000
Other general and administrative expenses	3,876,000	3,358,000
	61,057,000	52,020,000
Income from operations	6,652,000	1,989,000
Other income (expenses)
Dividends and interest income	8,336,000	5,451,000
Net unrealized gains (losses) on investments	17,024,000	(123,401,000)
Interest expense on note payable collateralized by real estate and others	(77,000)	(83,000)
Interest expense on margin loans	(4,255,000)	(1,026,000)
Gains on land sale	---	272,000
Gains on sales of marketable securities, net	422,000	14,249,000
Income (loss) before taxes	28,102,000	(102,549,000)
(Provision) benefit for income taxes	(6,650,000)	26,925,000
Net income (loss)	$21,452,000	$(75,624,000)
Weighted average number of common shares outstanding – basic and diluted	1,377,026	1,379,655
Basic and diluted net income (loss) per share	$15.58	$(54.81)

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2021	1,805,053	$18,000	(424,307)	$(4,000)	$1,755,000	$252,872,000	$254,641,000
Receipt of donated treasury stock	---	---	(3,720)	---	---	---	---
Net loss	---	---	---	---	---	(75,624,000)	(75,624,000)
Balance at September 30, 2022	1,805,053	18,000	(428,027)	(4,000)	1,755,000	177,248,000	179,017,000
Net income	---	---	---	---	---	21,452,000	21,452,000
Balance at September 30, 2023	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$198,700,000	$200,469,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2023	2022
Cash flows from operating activities
Net income (loss)	$21,452,000	$(75,624,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	279,000	379,000
Unrealized (gains) losses on marketable securities	(17,024,000)	123,401,000
Gains on sales of marketable securities, net	(422,000)	(14,249,000)
Gains on sale of land	---	(272,000)
Stock dividends	(2,978,000)	---
Deferred income taxes	5,326,000	(30,821,000)

Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(1,756,000)	(7,407,000)
Inventories	(16,000)	(13,000)
Prepaid expenses and other assets	80,000	217,000
Income tax receivable	1,019,000	(1,019,000)
Increase (decrease) in liabilities
Accounts payable	1,581,000	823,000
Accrued liabilities	1,650,000	2,178,000
Income tax payable	1,069,000	(6,244,000)
Deferred subscriptions	(1,000)	(15,000)
Deferred consulting fees	(566,000)	896,000
Deferred maintenance agreements and others	5,391,000	2,509,000
Net cash provided by (used in) operating activities	15,084,000	(5,261,000)

Cash flows from investing activities
Sales of marketable securities	2,826,000	80,570,000
Purchases of marketable securities	(10,001,000)	(117,678,000)
Sale of land	---	381,000
Purchases of property, plant and equipment, net	(86,000)	(36,000)
Net cash used in investing activities	(7,261,000)	(36,763,000)

Cash flows from financing activities
Proceeds from margin loan borrowing	6,011,000	43,014,000
Payment to margin loan borrowing	(6,011,000)	(14,000)
Payment of real estate loan principal	(153,000)	(147,000)
Net cash (used in) provided by financing activities	(153,000)	42,853,000

Increase in cash and cash equivalents and restricted cash	7,670,000	829,000

Cash and cash equivalents and restricted cash
Beginning of year	15,468,000	14,639,000
End of year	$23,138,000	$15,468,000

Interest paid during year	$4,269,000	$1,053,000
Income taxes paid during year	$806,000	$11,140,000

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND OPERATIONS

Daily Journal Corporation (“The Company”) publishes newspapers and websites covering California and Arizona and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. This is sometimes referred to as the Company’s “Traditional Business”.

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of Daily Journal, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including e-filing and a website to pay traffic citations and fees online. These products are licensed or subscribed to in approximately 30 states, and internationally.

Essentially all of the Company’s U.S. operations are based in California, Arizona and Utah. The Company also has a presence in Australia where Journal Technologies is working on three software installation projects and in British Columbia, Canada, where the Company established a new wholly-owned subsidiary, Journal Technologies (Canada) Inc., in August 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash: The Company considers cash to be restricted when withdrawal or general use is legally restricted. Restricted cash of $2,100,000 and $2,045,000 at September 30, 2023 and 2022, respectively, represents cash held to secure two letters of credit issued by a bank for a software installation contract in Australia.

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in marketable securities, all categorized as “available-for-sale” and stated at fair market value. In fiscal 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires an entity that holds financial assets or owes financial liabilities to, among other things, measure equity investments at fair value and recognize unrealized gains (losses) through net income (loss). Accordingly, the Company’s net income of $21,452,000 for fiscal 2023, included net unrealized gains on marketable securities of $17,024,000. In fiscal 2022, the Company’s net loss of $75,624,000 included net unrealized losses on marketable securities of $123,401,000. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its marketable securities on a recurring basis pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures. At September 30, 2023, the aggregate fair market value of the Company’s marketable securities was $303,128,000. These marketable securities had approximately $137,716,000 of net unrealized gains before taxes of $36,260,000. Most of the unrealized net gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer. At September 30, 2022, the Company had marketable securities at fair market value of approximately $275,529,000, including approximately $120,692,000 of unrealized net gains before taxes of $32,120,000.

All marketable securities are classified as “Current assets” because they are available for sale at any time.

During fiscal 2023, the Company sold part of its marketable securities for approximately $2,826,000, realizing a total net gain of approximately $422,000, and simultaneously bought some additional marketable securities for an aggregated cost of approximately $10,001,000 with additional borrowings of $6,011,000 from the margin loan account. The Company subsequently repaid that $6,011,000, and the balance of the margin loan at year-end was $75,000,000. In addition, the Company received stock dividends in March 2023 worth approximately $2,978,000 from one of the companies in which it holds marketable securities. During the prior fiscal year, the Company sold part of its marketable securities for approximately $80,570,000, realizing a total net gain of approximately $14,249,000, and simultaneously bought some other companies’ marketable securities for an aggregated cost of approximately $117,678,000 with additional borrowings of $43,014,000 from the margin loan account.

Investment in Financial Instruments

	September 30, 2023			September 30, 2022
	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$303,128,000	$165,412,000	$137,716,000	$275,529,000	$154,837,000	$120,692,000

Inventories: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current net realizable value.

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost or fair value for assets acquired in business combinations. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2023, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes. Depreciation and amortization expenses were $279,000 and $379,000 for fiscal 2023 and 2022, respectively.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were no such impairments identified during fiscal 2023 and 2022.

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

Journal Technologies contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. Most are one-transaction contracts. These current subscription-type contract revenues include (i) implementation consulting fees to configure the system to go-live, (ii) subscription software license, maintenance (including updates and upgrades) and support fees, and (iii) third-party hosting fees when used. Revenues for consulting are recognized at point of delivery (go-live) upon completion of services. These contracts include assurance warranty provisions for limited periods and do not include financing terms. For some contracts, the Company acts as a principal with respect to certain services, such as data conversion, interfaces and hosting that are provided by third-parties, and recognizes such revenues on a gross basis. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery (go-live), and maintenance revenues are recognized ratably after the go-live. Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can e-file cases and pay traffic citations and other fees.

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

Approximately 76% and 71% of the Company’s revenues in fiscal 2023 and 2022, respectively, were derived from sales of software licenses, annual software licenses, maintenance and support agreements and consulting services that typically include implementation and training.

The change in allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions charged to Costs and Expenses	Accounts charged off less Recoveries	Balance at End of Year
Fiscal 2023
Allowance for doubtful accounts	$250,000	$8,000	$(8,000)	$250,000
Fiscal 2022
Allowance for doubtful accounts	$250,000	$18,000	$(18,000)	$250,000

Management Incentive Plan: In fiscal 1987, the Company implemented a Management Incentive Plan (the “Incentive Plan”) that entitles a participant to participate in pretax earnings before adjustment for certain items of the Company for ten years. Because this plan was expanded in February 2022 to include the participation of all Journal Technologies employees, management subsequently realized in 2023 there would be an inadvertent future diluting effect on the shareholders’ interest when additional staff is hired as the Company grows. Therefore, the Company decided to put a pause on any new grants under the Incentive Plan in fiscal 2023 after making grants to about 14 new Journal Technologies employees (net of terminations and expirations of outstanding Certificates after 10 years). Management intends to propose a replacement plan based on a model where additional employees are only dilutive relative to a specific percentage of profits allocated to the program.

Certificate interests entitled participants to receive 4.71% and 5.15% (amounting to $388,450 and $474,300, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and certain other items, 22.2% and 21.7% (amounting to $1,491,840 and $455,700, respectively) for Journal Technologies and 8.86% and 11.69% (amounting to $1,260,800 and $1,295,540, respectively) for Daily Journal consolidated in fiscal 2023 and 2022, respectively. The Company accrued $4,230,000 and $4,525,000 as of September 30, 2023 and 2022, respectively, for the Incentive Plan’s future commitment for those who will still have Certificates at the age of 65. This future commitment included a decrease in the accrual in fiscal 2023 of $295,000 (or -$.21 per outstanding share on a pretax basis), primarily due to no new grants of Certificates or replacement of expired Certificates under this Incentive Plan because of the pause mentioned above, as compared with an increase in fiscal 2022 of $1,245,000 (or $.90 per outstanding share). The estimated Incentive Plan's future commitment is calculated based on an average of the past year and the current year pretax earnings before certain items, discounted to the present value at 6% because each granted Certificate will expire over its remaining life term of up to 10 years.

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

Treasury stock and net income (loss) per common share:

In June 2022, the Company received from Charles T. Munger 3,720 shares of Daily Journal common stock as his gracious personal gift (worth approximately $1 million on the date of the gift) for the purpose of establishing a new senior management equity incentive plan, which is still under consideration and has yet to be established. These donated shares were considered treasury stock, and the Company accounted for them using the par method which resulted in an immaterial effected amount on Treasury Stock and Additional Paid-in Capital. In addition, the number of outstanding shares of the Company was reduced by these 3,720 shares to reflect the actual number of outstanding shares of 1,377,026 at September 30, 2022. The net income (loss) per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,377,026 and 1,379,655 for fiscal 2023 and 2022, respectively. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same.

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

Right-of-Use (ROU) Asset: At the beginning of fiscal 2020, the Company adopted ASU 2016-02, Leases (Topic 842) which requires that all leases be recognized by lessees on the balance sheet through a right-of-use (ROU) asset and corresponding lease liability, including today’s operating leases. There has been no significant impact on the Company’s financial condition, results of operations or disclosures. At September 30, 2023, the Company recorded a ROU asset and lease liability of approximately $95,000 for its operating office and equipment leases, including approximately $44,000 beyond one year. (In the prior fiscal year, there were ROU asset and lease liability of $104,000 with $22,000 beyond one year.) Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

Accrued Liabilities: Accrued liabilities primarily consisted of accrued payroll at September 30, 2023 and 2022.

New Accounting Pronouncement:

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

3. INCOME TAXES

The provision (benefit) from income taxes consists of the following:

	2023	2022
Current:
Federal	$1,275,000	$2,688,000
State	49,000	1,208,000
	1,324,000	3,896,000
Deferred:
Federal	3,940,000	(23,200,000)
State	1,386,000	(7,621,000)
	5,326,000	(30,821,000)
	$6,650,000	$(26,925,000)

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2023	2022

Statutory federal income tax rate	21.0%	21.0%
State franchise taxes (net of federal tax benefit)	5.0	5.7
Effect of state rate change on beginning balance of deferred tax liabilities	(1.0)	(0.7)
Dividends received deduction	(1.6)	0.4
Others	0.3	(0.1)
Effective tax rate	23.7%	26.3%

The Company’s deferred income tax assets and liabilities were comprised of the following:

	2023	2022
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$1,990,000	$1,792,000
Impairment losses on marketable securities	(306,000)	(182,000)
Bad debt reserves not yet deductible	55,000	56,000
Depreciation and amortization	2,206,000	2,686,000
Deferred revenues	1,068,000	1,316,000
Goodwill	370,000	451,000
Net operating losses	281,000	657,000
Credits and other	(3,000)	71,000
Total deferred tax assets	5,661,000	6,847,000

Deferred tax liabilities attributable to:
Unrealized gains on marketable securities	(36,260,000)	(32,120,000)
Net deferred income taxes	$(30,599,000)	$(25,273,000)

During fiscal 2023, the Company recorded an income tax provision of $6,650,000 on pretax income of $28,102,000. The income tax provision consisted of tax provisions of $110,000 on the realized gains on marketable securities, $4,140,000 on the unrealized gain on marketable securities, and $2,803,000 on operating income, partially offset by a tax benefit of $403,000 for the dividends received deduction and other permanent differences. Consequently, the overall effective tax rate for fiscal 2023 was 23.7%, after including the taxes on the realized and unrealized gains on marketable securities.

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

During fiscal 2021, the Company utilized all of its federal and certain state net operating losses (NOL). California suspended the use of NOLs for fiscal years beginning in 2020 and 2021. During fiscal 2022, the Company utilized $4.2 million of $5.5 million California NOLs. The remaining $1.3 million of California NOLs expire in fiscal years 2038 and 2039. The Company also has NOLs in other states, expiring as follows:

Fiscal Year ended (in million)	California NOLs		Other State NOLs

September 30, 2029 through September 30, 2036	$	---	$.2
September 30, 2037		---	.1
September 30, 2038		.9	.2
September 30, 2039		.4	.1
No expiration		---	2.0
Total		$1.3	$2.6

4. DEBTS AND COMMITMENTS

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. In addition, there were subsequent borrowings of $45.5 million to purchase additional marketable securities bringing the margin loan balance up to $75 million as of September 30, 2023.

The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2023 was 6%, and it may increase in the future, particularly if the Federal Reserve continues to increase interest rates to help combat inflation. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining 10 years. This real estate loan had a balance of approximately $1.28 million as of September 30, 2023. Each monthly installment payment is approximately $16,700. In April 2022, the Company sold approximately 17,564 square feet of the land along the front of its Logan building to the City of Logan for approximately $381,000 in connection with the City of Logan’s street widening project. (In October 2022, the Company again amended this real estate loan contract as the bank transferred its index to Secured Overnight Financing Rate from London Interbank Offered Rate which was ceased by the Federal Reserve and the Alternative Reference Rates Committee in the United States. The term of the loan, including the interest rate and the balance, remains unchanged.)

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through October 2025.

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses, inclusive of these expenses, for fiscal years 2023 and 2022 were $289,000 and $249,000, respectively.

Effective January 1, 2023, the Company began sponsoring a 401(k) retirement plan and a 409(A) non-qualified deferred compensation plan for its employees. As of September 30, 2023, there were deferred compensation liabilities of approximately $200,000 of which $162,000 were held under a trust account for the 409(A) plan.

The following table represents the Company’s future obligations:

	Payments due by Fiscal Year
	2024	2025	2026	2027	2028	2029 and after	Total
Real estate loan	$158,000	$164,000	$169,000	$175,000	$181,000	$431,000	$1,278,000
Obligations under operating leases	107,000	37,000	3,000	---	---	---	147,000
Non-qualified deferred compensation 409(A) plan	---	200,000	---	---	---	---	200,000
Long-term accrued liabilities*	---	1,747,000	758,000	746,000	426,000	553,000	4,230,000
	$265,000	$2,148,000	$930,000	$921,000	$607,000	$984,000	$5,855,000

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

Additional detail about each of the reportable segments and its corporate income and expenses is set forth below:

Overall Financial Results (000)
For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2023	2022	2023		2022		2023		2022		2023	2022
Revenues
Advertising	$8,955	$8,591	$	---	$	---	$	---	$	---	$8,955	$8,591
Circulation	4,403	4,394		---		---		---		---	4,403	4,394
Advertising service fees and other	2,895	2,937		---		---		---		---	2,895	2,937
Licensing and maintenance fees	---	---		23,503		19,192		---		---	23,503	19,192
Consulting fees	---	---		19,776		11,865		---		---	19,776	11,865
Other public service fees	---	---		8,177		7,030		---		---	8,177	7,030
Total operating revenues	16,253	15,922		51,456		38,087		---		---	67,709	54,009
Operating expenses
Salaries and employee benefits	10,416	9,618		33,034		26,862		---		---	43,450	36,480
(Decrease) increase to the long-term Supplemental compensation accrual	(470)	1,130		175		115		---		---	(295)	1,245
Others	3,923	4,472		13,979		9,823		---		---	17,902	14,295
Total operating expenses	13,869	15,220		47,188		36,800		---		---	61,057	52,020
Income from operations	2,384	702		4,268		1,287		---		---	6,652	1,989

Dividends and interest income	---	---		---		---		8,336		5,451	8,336	5,451
Gains on sale of land	---	---		---		---		---		272	---	272
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(77)		(83)	(77)	(83)
Interest expense on margin loans	---	---		---		---		(4,255)		(1,026)	(4,255)	(1,026)
Gains on sales of marketable securities, net	---	---		---		---		422		14,249	422	14,249
Net unrealized gains (losses) on marketable securities	---	---		---		---		17,024		(123,401)	17,024	(123,401)
Pretax income (loss)	2,384	702		4,268		1,287		21,450		(104,538)	28,102	(102,549)
Income tax (expense) benefit	(520)	(185)		(1,450)		(205)		(4,680)		27,315	(6,650)	26,925
Net income (loss)	$1,864	$517		$2,818		$1,082		$16,770		$(77,223)	$21,452	$(75,624)
Total assets	$18,744	$22,743		$33,100		$27,868		$303,016		$268,500	$354,860	$319,111
Capital expenditures	$70	$3		$16		$33		---		---	$86	$36

During fiscal 2023 and 2022, the Traditional Business had total operating revenues of $16,253,000 and $15,922,000 of which $11,850,000 and $11,528,000, respectively, were recognized after services were provided while $4,403,000 and $4,394,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for the Company’s software business were $51,456,000 and $38,087,000, of which $28,209,000 and $19,459,000, respectively, were recognized upon completion of services while $23,247,000 and $18,628,000, respectively, were recognized ratably over the subscription periods.

7. SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no additional subsequent events occurred that required recognition in the financial statements or disclosures in the Notes to Consolidated Financial Statements, except for the adoptions of a Clawback policy with which Executive Officers will be required to repay or return Erroneously Awarded Compensation to Daily Journal Corporation and an Inside Trade Policy with respect to transactions in the securities of Daily Journal Corporation effective October 1, 2023.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Steven Myhill-Jones, its Chief Executive Officer (“CEO”) and Tu To, its Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023.  Based on that evaluation, management concluded that its disclosure controls and procedures were not effective as of September 30, 2023. There exist material weaknesses in its internal control over financial reporting because the Company does not segregate duties to the extent it could if it had more people and the Company does not have sufficient controls to support an effective management assessment of internal control over financial reporting.

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

Segregation of duties: As a small company, we have one long-time knowledgeable manager overseeing both our advertising and subscription departments, ten experienced employees in the accounting department and three in the IT department. Accordingly, we are not able to segregate duties to the extent we could if we had more people. Although the Company has remediated some of the issues associated with administrative access to specific systems, these steps have not fully remediated the control issue.

Insufficient Accounting Resources: The Company does not have an internal audit group due to the small size of its accounting department, and we have not sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls. Hiring an outside firm would certainly help complete the documentation of the internal control assessment to the level required by the COSO framework and ensure we have a proper control environment, but the Company questions whether that would be a wise use of shareholders’ money.

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

In the context of the COSO 2013 Framework, however, we believe that the above-mentioned control deficiencies constitute material weaknesses, and therefore we must conclude that our internal control over financial reporting was not effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

Except as described above under Management’s Report on Internal Control over Financial Reporting, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

(a) None.

(b) None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item10.	Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in February 2024 (the “Proxy Statement”), which Proxy Statement will be filed with the SEC within 120 days after September 30, 2023, is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, and Chief Financial Officer. The Company’s Code of Ethics was filed as Exhibit 14 to the fiscal 2020 Form 10-K.

Item11.	Executive Compensation

The information set forth under the captions “Executive Compensation” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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
Report of Independent Registered Public Accounting Firm (PCAOB ID 23)
Consolidated Balance Sheets at September 30, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2023 and 2022
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended September 30, 2023 and 2022
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

14	Daily Journal Corporation Code of Ethics (*)
21	Daily Journal Corporation’s List of Subsidiaries
31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Daily Journal Corporation Policy Regarding Erroneously Awarded Compensation
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
(*)	Filed as an Exhibit to the Company’s 2020 Annual Report on Form 10-K, field with the Securities and Exchange Commission on December 16, 2020
(~)	Filed as an Exhibit to the Company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 12, 2019
(‡)	Management Compensatory Plan

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

/s/ Steven Myhill-Jones
By:
Chairman of the Board and
Chief Executive Officer

Date:         December 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Myhill-Jones	Chairman of the Board and Chief Executive Officer	December 27, 2023
Steven Myhill-Jones

/s/ Tu To	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	December 27, 2023
Tu To

/s/ Mary Conlin	Director	December 27, 2023
Mary Conlin

/s/ John Frank	Director	December 27, 2023
John Frank