Form 10-Q
period 2023-12-31
DAILY JOURNAL CORP
filed 2024-02-15
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  1,377,026 shares outstanding at January 31, 2024

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets ‑ December 31, 2023 and September 30, 2023	3

Consolidated Statements of Income and Comprehensive Income ‑ Three months ended December 31 2023 and 2022	4

Consolidated Statements of Shareholders’ Equity ‑ Three months ended December 31, 2023 and 2022	5

Consolidated Statements of Cash Flows ‑ Three months ended December 31, 2023 and 2022	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	20

Part II Other Information

Item 6. Exhibits	21

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30
	2023	2023
ASSETS
Current assets
Cash and cash equivalents	$14,432,000	$20,844,000
Restricted cash	2,121,000	2,100,000
Non-qualified deferred compensation plan - trust account asset value	379,000	194,000
Marketable securities at fair value -- common stocks	317,818,000	303,128,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at December 31, 2023 and September 30, 2023	12,742,000	18,687,000
Inventories	58,000	72,000
Income tax receivable	21,000	—
Prepaid expenses and other current assets	411,000	380,000
Total current assets	347,982,000	345,405,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,400,000	16,400,000
Furniture, office equipment and computer software	1,708,000	1,703,000
Machinery and equipment	1,521,000	1,521,000
	19,629,000	19,624,000
Less accumulated depreciation	(10,330,000)	(10,264,000)
	9,299,000	9,360,000
Operating lease right-of-use assets	82,000	95,000
	$357,363,000	$354,860,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,019,000	$6,643,000
Accrued liabilities	5,032,000	8,789,000
Income tax payable	—	1,069,000
Note payable collateralized by real estate	160,000	158,000
Deferred subscriptions	2,623,000	2,678,000
Deferred consulting fees	5,744,000	5,828,000
Deferred maintenance agreements and others	15,131,000	17,033,000
Total current liabilities	34,709,000	42,198,000

Long term liabilities
Investment margin account borrowings	70,000,000	75,000,000
Note payable collateralized by real estate	1,079,000	1,120,000
Deferred maintenance agreements	714,000	1,000,000
Accrued liabilities	3,841,000	4,274,000
Accrued non-qualified deferred compensation	387,000	200,000
Deferred income taxes	33,549,000	30,599,000
Total long-term liabilities	109,570,000	112,193,000

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 428,027 treasury shares, at December 31, 2023 and September 30, 2023	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	211,315,000	198,700,000
Total shareholders' equity	213,084,000	200,469,000
	$357,363,000	$354,860,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31
	2023	2022

Revenues
Advertising	$2,087,000	$1,990,000
Circulation	1,095,000	1,098,000
Advertising service fees and other	705,000	699,000
Licensing and maintenance fees	6,557,000	4,395,000
Consulting fees	3,302,000	2,322,000
Other public service fees	2,247,000	1,797,000
	15,993,000	12,301,000

Costs and expenses
Salaries and employee benefits	11,347,000	9,631,000
Decrease to the long-term supplemental compensation accrual	(420,000)	(520,000)
Agency commissions	243,000	211,000
Outside services	1,667,000	1,230,000
Postage and delivery expenses	176,000	167,000
Newsprint and printing expenses	205,000	199,000
Depreciation and amortization	66,000	75,000
Equipment maintenance and software	376,000	303,000
Credit card merchant discount fees	552,000	425,000
Rent expenses	70,000	69,000
Accounting and legal fees	256,000	273,000
Other general and administrative expenses	832,000	954,000
	15,370,000	13,017,000
Income from operations	623,000	(716,000)
Other income (expense)
Dividends and interest income	1,569,000	1,069,000
Realized gains on sales of marketable securities	—	422,000
Net unrealized gains on marketable securities	14,690,000	24,025,000
Interest expense on margin loans and others	(1,131,000)	(861,000)
Interest expense on note payable collateralized by real estate	(11,000)	(12,000)
Income before income taxes	15,740,000	23,927,000
Income tax provisions	(3,125,000)	(6,100,000)
Net income	$12,615,000	$17,827,000

Weighted average number of common shares outstanding - basic and diluted	1,377,026	1,377,026
Basic and diluted net income per share	$9.16	$12.95

Comprehensive income	$12,615,000	$17,827,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2022	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$177,248,000	$179,017,000
Net income	—	—	—	—	—	17,827,000	17,827,000
Balance at December 31, 2022	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$195,075,000	$196,844,000

Balance at September 30, 2023	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$198,700,000	$200,469,000
Net income	—	—	—	—	—	12,615,000	12,615,000
Balance at December 31, 2023	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$211,315,000	$213,084,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2023	2022
Cash flows from operating activities
Net income	$12,615,000	$17,827,000
Adjustments to reconcile net income to net cash (used in) provided from operations
Depreciation and amortization	66,000	75,000
Net unrealized gains on marketable securities	(14,690,000)	(24,025,000)
Realized gains on sales of marketable securities	—	(422,000)
Deferred income taxes	2,950,000	6,097,000
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	5,945,000	5,553,000
Inventories	14,000	(25,000)
Prepaid expenses and other assets	(18,000)	68,000
Income tax receivable	(21,000)	2,000
Increase (decrease) in liabilities
Accounts payable	(624,000)	207,000
Accrued liabilities, including non-qualified deferred compensation	(4,003,000)	(3,408,000)
Income tax payable	(1,069,000)	—
Deferred subscriptions	(55,000)	(143,000)
Deferred consulting fees	(84,000)	1,105,000
Deferred maintenance agreements and others	(2,188,000)	(513,000)
Net cash (used in) provided from operating activities	(1,162,000)	2,398,000

Cash flows from investing activities
Proceeds from sales of marketable securities	—	2,826,000
Purchases of marketable securities	—	(10,001,000)
Purchases of property, plant and equipment	(5,000)	(36,000)
Net cash used in investing activities	(5,000)	(7,211,000)

Cash flows from financing activities
Proceeds from margin loan borrowing	—	6,011,000
Payment to margin loan borrowing	(5,000,000)	—
Payment of real estate loan principal	(39,000)	(23,000)
Net cash (used in) provided from financing activities	(5,039,000)	5,988,000

(Decrease) increase in cash and restricted cash and cash equivalents	(6,206,000)	1,175,000

Cash and restricted cash and cash equivalents
Beginning of period	23,138,000	15,468,000
End of period	$16,932,000	$16,643,000
Interest paid during period	$1,232,000	$917,000
Net income taxes paid	$1,265,000	$—

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

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of December 31, 2023, its results of operations for the three-month periods ended December 31, 2023 and 2022, its consolidated statements of shareholders’ equity for the three-month periods ended December 31, 2023 and 2022 and cash flows for the three-month periods ended December 31, 2023 and 2022. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 3 - Accounting Standards Adopted in Fiscal 2024

On October 1, 2023, the Company adopted Current Expected Credit Losses, a credit loss accounting standard (model) issued by the Financial Accounting Stands Board, requiring financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard eliminates the threshold for initial recognition in current U.S. GAAP and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The adoption of this guidance has no material effect on the Company’s consolidated financial statements.

Note 4 – Right-of-Use (ROU) Asset

At December 31, 2023, the Company had a ROU asset and lease liability of approximately $82,000 for its operating office and equipment leases, including approximately $31,000 beyond one year. Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying consolidated balance sheets.

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

Note 6 - Treasury stock and net income per common share

In June 2022, the Company received from the late Charles T. Munger 3,720 shares of Daily Journal common stock as his gracious personal gift (worth approximately $1 million on the date of the gift) for the purpose of establishing a new senior management equity incentive plan, which is subject to shareholders’ approval at the Company’s 2024 Annual Meeting. These donated shares were considered treasury stock, and the Company accounted for them using the par method which resulted in an immaterial effected amount on Treasury Stock and Additional Paid-in Capital. In addition, the number of outstanding shares of the Company was reduced by these 3,720 shares to reflect the actual number of outstanding shares of 1,377,026 at December 31, 2023. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,377,026 for both the three-month periods ended December 31, 2023 and 2022.

Note 7 - Basic and Diluted Net Income Per Share

The Company does not have any common stock equivalents, and therefore basic and diluted net income per share are the same.

Note 8 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of December 31, 2023 and September 30, 2023, there were net accumulated pretax unrealized gains of $152,406,000 and $137,716,000, respectively, recorded in the accompanying consolidated balance sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

In the three months ended December 31, 2023, the Company recorded and included in its net income the net unrealized gains on marketable securities of $14,690,000, as compared with the net unrealized gains on marketable securities of $24,025,000, in the prior year period.

In December 2022, the Company sold part of its marketable securities for approximately $2,826,000, realizing net gains of $422,000, and borrowed an additional $6,011,000 from the margin loan account to purchase additional marketable securities with a total cost of approximately $10,001,000. (The Company repaid $11,000 in the subsequent quarter.) There was no purchase or sale of marketable securities during the three months ended December 31, 2023.

Our long-serving director and former chairman, Charles T. Munger, had managed the Company’s marketable securities portfolio since the original purchases were made with the Company’s excess cash in 2009 as an alternative to near-zero interest rate investments. Following Mr. Munger’s death in November 2023, the Company remains committed to using the portfolio as a source of strength in support of its operating businesses, and the Board is in the process of considering ways to ensure the prudent and effective management of these assets in the context of the current market and the needs of the businesses.

Investments in marketable securities as of December 31, 2023 and September 30, 2023 are summarized below.

Investment in Financial Instruments

	December 31, 2023			September 30, 2023
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$317,818,000	$165,412,000	$152,406,000	$303,128,000	$165,412,000	$137,716,000

Note 9 - Income Taxes

For the three months ended December 31, 2023, the Company recorded an income tax provision of $3,125,000 on the pretax income of $15,740,000. The income tax provision consisted of tax provisions of $3,765,000 on the unrealized gains on marketable securities, $30,000 on income from foreign operations, and $270,000 on income from US operations and dividend income, partially offset by a tax benefit of $120,000 for the dividends received deduction and other permanent book and tax differences, and a tax benefit of $820,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the three months ended December 31, 2023 was 19.9%, after including the taxes on the unrealized gains on marketable securities.

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

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2021 with regard to federal income taxes and fiscal 2020 for state income taxes.

Note 10 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. There also have been subsequent net borrowings of $40.5 million to purchase additional marketable securities bringing the margin loan balance to $70 million as of December 31, 2023. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of December 31, 2023 was 6%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining 10 years. This real estate loan had a balance of approximately $1.24 million as of December 31, 2023. Each monthly installment payment is approximately $16,700. In April 2022, the Company sold approximately 17,564 square feet of the land along the front of its Logan building to the City of Logan for approximately $381,000 in connection with the City of Logan’s street widening project. (In October 2022, the Company again amended this real estate loan contract as the bank transferred its index to Secured Overnight Financing Rate from London Interbank Offered Rate which was ceased by the Federal Reserve and the Alternative Reference Rates Committee in the United States. The term of the loan, including the interest rate and the balance, remains unchanged.)

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through October 2025.

Effective January 1, 2023, the Company began sponsoring a 401(k) retirement plan and a 409(A) non-qualified deferred compensation plan for its employees. As of December 31, 2023, there were deferred compensation liabilities of approximately $387,000, of which $379,000 were held under a trust account for the 409(A) plan.

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

Note 12 - Operating Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each of the reportable segments and its income and expenses is set forth below:

Overall Financial Results (000)
For the three months ended December 31, 2023 and 2022

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Revenues
Advertising	$2,087	$1,990	$—	$—	$—	$—	$2,087	$1,990
Circulation	1,095	1,098	—	—	—	—	1,095	1,098
Advertising service fees and other	705	699	—	—	—	—	705	699
Licensing and maintenance fees	—	—	6,557	4,395	—	—	6,557	4,395
Consulting fees	—	—	3,302	2,322	—	—	3,302	2,322
Other public service fees	—	—	2,247	1,797	—	—	2,247	1,797
Total operating revenues	3,887	3,787	12,106	8,514	—	—	15,993	12,301
Operating expenses
Salaries and employee benefits	2,549	2,218	8,798	7,413	—	—	11,347	9,631
Decrease to the long-term supplemental compensation accrual	(420)	(500)	—	(20)	—	—	(420)	(520)
Others	1,471	1,134	2,972	2,772	—	—	4,443	3,906
Total operating expenses	3,600	2,852	11,770	10,165	—	—	15,370	13,017
Income (loss) from operations	287	935	336	(1,651)	—	—	623	(716)

Dividends and interest income	—	—	—	—	1,569	1,069	1,569	1,069
Interest expenses on note payable collateralized by real estate and other	—	—	—	—	(11)	(12)	(11)	(12)
Interest expense on margin loans	—	—	—	—	(1,131)	(861)	(1,131)	(861)
Gains on sales of marketable securities, net	—	—	—	—	—	422	—	422
Net unrealized gains (losses) on marketable securities	—	—	—	—	14,690	24,025	14,690	24,025
Pretax income (loss)	287	935	336	(1,651)	15,117	24,643	15,740	23,927
Income tax (expense) benefit	(55)	(235)	(250)	350	(2,820)	(6,215)	(3,125)	(6,100)
Net income (loss)	$232	$700	$86	$(1,301)	$12,297	$18,428	$12,615	$17,827
Total assets	$15,483	$45,288	$24,062	$25,202	$317,818	$275,781	$357,363	$346,271
Capital expenditures	$5	$32	$—	$4	$—	$—	$5	$36

During the three months ended December 31, 2023, the Traditional Business had total operating revenues of $3,887,000 with $2,792,000 recognized after services were provided and $1,095,000 recognized ratably over the publication subscription terms, as compared with total operating revenues of $3,787,000 with $2,689,000 recognized after services were provided and $1,098,000 recognized ratably over the publication subscription terms in the prior year period. Total operating revenues for the Company’s software business were $12,106,000 with $5,570,000 recognized upon completion of services and $6,536,000 recognized ratably over the subscription periods, as compared with total operating revenues of $8,514,000 with $4,121,000 recognized upon completion of services and $4,393,000 recognized ratably over the subscription periods in the prior year period.

Approximately 76% of the Company’s revenues during the three-month period ended December 31, 2023 were derived from Journal Technologies, as compared with 69% in the prior year period. In addition, the Company’s revenues during the quarter were primarily from the United States with approximately 21% from foreign countries during the three-months ended December 31, 2023. Journal Technologies’ revenues are primarily from governmental agencies.

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

Impact of the COVID-19 Pandemic

Although the World Health Organization has declared an end to the COVID-19 emergency, enduring changes in society resulting from efforts to contain the COVID-19 pandemic may have continuing effects on the Company’s business. For example, for Journal Technologies, although we were able to complete many existing projects remotely, we were delayed in finishing certain implementations and trainings because of our inability to work with clients in-person.  Given that we are typically paid for implementation services upon “go-live” of a system, recognition of those revenues has been delayed. This can also create a risk of contract cancellations for in-progress projects, which has not been a common issue to date (there were two in 2023), and Journal Technologies is working to minimize additional cancellations.

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each reportable segment and its income and expenses is set forth below:

Overall Financial Results (000)
For the three months ended December 31, 2023 and 2022

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Revenues
Advertising	$2,087	$1,990	$—	$—	$—	$—	$2,087	$1,990
Circulation	1,095	1,098	—	—	—	—	1,095	1,098
Advertising service fees and other	705	699	—	—	—	—	705	699
Licensing and maintenance fees	—	—	6,557	4,395	—	—	6,557	4,395
Consulting fees	—	—	3,302	2,322	—	—	3,302	2,322
Other public service fees	—	—	2,247	1,797	—	—	2,247	1,797
Total operating revenues	3,887	3,787	12,106	8,514	—	—	15,993	12,301
Operating expenses
Salaries and employee benefits	2,549	2,218	8,798	7,413	—	—	11,347	9,631
Decrease to the long-term supplemental compensation accrual	(420)	(500)	—	(20)	—	—	(420)	(520)
Others	1,471	1,134	2,972	2,772	—	—	4,443	3,906
Total operating expenses	3,600	2,852	11,770	10,165	—	—	15,370	13,017
Income (loss) from operations	287	935	336	(1,651)	—	—	623	(716)

Dividends and interest income	—	—	—	—	1,569	1,069	1,569	1,069
Interest expenses on note payable collateralized by real estate and other	—	—	—	—	(11)	(12)	(11)	(12)
Interest expense on margin loans	—	—	—	—	(1,131)	(861)	(1,131)	(861)
Gains on sales of marketable securities, net	—	—	—	—	—	422	—	422
Net unrealized gains (losses) on marketable securities	—	—	—	—	14,690	24,025	14,690	24,025
Pretax income (loss)	287	935	336	(1,651)	15,117	24,643	15,740	23,927
Income tax (expense) benefit	(55)	(235)	(250)	350	(2,820)	(6,215)	(3,125)	(6,100)
Net income (loss)	$232	$700	$86	$(1,301)	$12,297	$18,428	$12,615	$17,827
Total assets	$15,483	$45,288	$24,062	$25,202	$317,818	$275,781	$357,363	$346,271
Capital expenditures	$5	$32	$—	$4	$—	$—	$5	$36

Comparable three-month periods ended December 31, 2023 and 2022

Consolidated Financial Comparison

Consolidated revenues were $15,993,000 and $12,301,000 for the three months ended December 31, 2023 and 2022, respectively. This increase of $3,692,000 (30%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $2,162,000, consulting fees of $980,000, and other public service fees of $450,000, and (ii) the Traditional Business’ advertising revenues of $97,000.

Approximately 76% of the Company’s revenues during the three months ended December 31, 2023 were derived from Journal Technologies, as compared with 69% in the prior fiscal year period. In addition, the Company’s revenues during the quarter were primarily from the United States, with approximately $2,492,000 (21%) from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $2,353,000 (18%) to $15,370,000 from $13,017,000. Total salaries and employee benefits increased by $1,716,000 (18%) to $11,347,000 from $9,631,000 primarily due to annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, product development, and bolster the teams working on the company’s installation projects. Outside services increased by $437,000 (36%) to $1,667,000 from $1,230,000 mainly because of additional contractor services and increased third-party hosting fees which were billed to clients. Equipment maintenance and software increased by $73,000 (24%) to $376,000 from $303,000 mainly resulting from increased maintenance costs and additional miscellaneous software license purchases. Other general and administrative expenses decreased by $122,000 (13%) to $832,000 from $954,000 mainly because there were decreased business travel expenses and reduced miscellaneous office supply expenses as compared to the prior fiscal year period.

The Company’s non-operating income, net of expenses, decreased by $9,526,000 (39%) to $15,117,000 from $24,643,000 in the prior fiscal year period primarily because of (i) the recording of net unrealized gains on marketable securities of $14,690,000 as compared with $24,025,000 in the prior fiscal year period, (ii) increases in interest expenses of $269,000 (31%) to $1,142,000 from $873,000 primarily due to the federal interest rate increases, and (iii) the recording of realized net gains on sales of marketable securities of $422,000 in the prior fiscal year period. These decreases were partially offset by increases in dividends and interest income of $500,000 (47%) to $1,569,000 from $1,069,000.

During the three months ended December 31, 2023, the Company’s consolidated pretax income was $15,740,000, as compared to $23,927,000 in the prior fiscal year period. There was consolidated net income of $12,615,000 ($9.16 per share) for the three months ended December 31, 2023, as compared with $17,827,000 ($12.95 per share) in the prior fiscal year period.

At December 31, 2023, the aggregate fair market value of the Company’s marketable securities was $317,818,000. These securities had approximately $152,406,000 of net unrealized gains before taxes of $39,080,000. They generated approximately $1,569,000 in dividends and interest income during the three months ended December 31, 2023, as compared with $1,069,000 in the prior fiscal year period. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the three months ended December 31, 2023, the Company recorded an income tax provision of $3,125,000 on the pretax income of $15,740,000. The income tax provision consisted of tax provisions of $3,765,000 on the unrealized gains on marketable securities, $30,000 on income from foreign operations, and $270,000 on income from US operations and dividend income, partially offset by a tax benefit of $120,000 for the dividends received deduction and other permanent book and tax differences, and a tax benefit of $820,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the three months ended December 31, 2023 was 19.9%, after including the taxes on the unrealized gains on marketable securities.

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

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2021 with regard to federal income taxes and fiscal 2020 for state income taxes.

The Traditional Business

The Traditional Business’ pretax income decreased by $648,000 (69%) to $287,000 from $935,000 in the prior fiscal year period, primarily due to increased personnel costs of $331,000 (15%) to $2,549,000 from $2,218,000, and a smaller reduction of $80,000 (16%) to the long-term supplemental compensation accrual to a reduction of $420,000 as compared with a reduction of $500,000 in the prior fiscal year period.

During the three months ended December 31, 2023, the Traditional Business had total operating revenues of $3,887,000, as compared with $3,787,000 in the prior fiscal year period. Advertising revenues increased by $97,000 (5%) to $2,087,000 from $1,990,000, primarily resulting from increased commercial advertising revenues of $115,000 and trustee sale notice advertising revenues of $10,000, partially offset by decreased government notice advertising revenues of $30,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased by 2% during the three months ended December 31, 2023 as compared to the prior fiscal year period. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 87% of the total public notice advertising revenues during the three months ended December 31, 2023. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 14% of the Company's total operating revenues for the three months ended December 31,2023 and 18% for the three months ended December 31, 2022.

The Daily Journals accounted for about 93% of the Traditional Business’ total circulation revenues, which decreased slightly by $3,000 to $1,095,000 from $1,098,000. The court rule and judicial profile services generated about 5% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $668,000 (20%) to $4,020,000 from $3,352,000, primarily resulting from the annual salary adjustments.

Journal Technologies

During the three months ended December 31, 2023, Journal Technologies’ business segment pretax income increased by $1,987,000 (120%) to $336,000 from a pretax loss of $1,651,000 in the prior fiscal year period primarily resulting from increased revenues of $3,592,000, partially offset by increased operating expenses of $1,605,000.

Revenues increased by $3,592,000 (42%) to $12,106,000 from $8,514,000 in the prior fiscal year period. Licensing and maintenance fees increased by $2,162,000 (49%) to $6,557,000 from $4,395,000. Consulting fees increased by $980,000 (42%) to $3,302,000 from $2,322,000 mainly resulting from more project go-lives (i.e. signoffs by the clients). Other public service fees increased by $450,000 (25%) to $2,247,000 from $1,797,000 primarily because of increased e-filing fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance periods.

Operating expenses increased by $1,605,000 (16%) to $11,770,000 from $10,165,000 primarily because of (i) increased personnel costs because of salary adjustments due to recent inflation in the compensation market for talent, (ii) additional contractor services and the hiring of additional staff members to strengthen operational efficiencies, product development, and bolster the teams working on the Company’s installation projects, and (iii) increased third-party hosting fees which were billed to clients.

Journal Technologies continues to update and upgrade its software products. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Liquidity and Capital Resources

During the three months ended December 31, 2023, the Company’s cash and cash equivalents, restricted cash, and marketable security positions increased by $8,484,000 after the recording of net pretax unrealized gains on marketable securities of $14,690,000. Cash and cash equivalents were primarily used to pay down the margin loan balance by $5,000,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $165,412,000 and a market value of about $317,818,000 at December 31, 2023, generated approximately $1,569,000 in dividends and interest income during the three months ended December 31, 2023. These securities had approximately $152,406,000 of net unrealized gains before estimated taxes of $39,080,000 which will become due only when we sell securities in which there is unrealized appreciation. The balance on the Company’s margin loan secured by the securities portfolio was $70,000,000 and $75,000,000 at December 31, 2023, and September 30, 2023, respectively.

Cash flows from operating activities decreased by $3,560,000 during the three months ended December 31, 2023, as compared to the prior fiscal year period, primarily due to (i) increases in the Company’s deferred tax benefit of $3,147,000 and income tax receivable of $23,000, and (ii) decreases in net accounts payable and accrued liabilities of $1,426,000 (because of the timing difference in remitting e-filing fees to the courts), deferred revenues of $2,776,000, and income tax payable of $1,069,000. This was partially offset by (i) decreases in the Company’s accounts receivable of $392,000 mainly resulting from more collections, and (ii) increases in its net income of $4,545,000, excluding the decreases in unrealized gains on marketable securities of $9,335,000 and the realized net gains on sales of marketable securities of $422,000 during the prior fiscal year period.

As of December 31, 2023, the Company had working capital of $313,273,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $23,498,000.

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

The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2023. The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts, and disruptive new technologies like artificial intelligence; Journal Technologies’ reliance on professional services engagements with justice agencies; material changes in the costs of postage and paper; additional possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; the continuous effects of COVID-19 and the efforts to contain it on the Company’s customers, advertisers and subscribers; a further decline in subscriber revenues; possible security breaches of the Company’s software or websites; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 4.  CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2023, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2023.

PART II

Item 6.   Exhibits

31	Certifications by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAILY JOURNAL CORPORATION (Registrant)

/s/ Steven Myhill-Jones

Chief Executive Officer
Chairman of the Board
(Principal Executive Officer)

/s/ Tu To

Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

DATE: February 14, 2024