Form 10-Q
period 2024-03-31
DAILY JOURNAL CORP
filed 2024-05-15
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,377,026 shares outstanding at April 30, 2024

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets ‑ March 31, 2024 and September 30, 2023	3

Consolidated Statements of Income and Comprehensive Income ‑ Three months ended March 31, 2024 and 2023	4

Consolidated Statements of Income and Comprehensive Income ‑ Six months ended March 31, 2024 and 2023	5

Consolidated Statements of Shareholders’ Equity ‑ Six months ended March 31, 2024 and 2023	6

Consolidated Statements of Cash Flows ‑ Six months ended March 31, 2024 and 2023	7

Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4. Controls and Procedures	22

Part II Other Information

Item 6. Exhibits	23

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$10,557,000	$20,844,000
Restricted cash	2,144,000	2,100,000
Non-qualified deferred compensation plan - trust account asset value	522,000	194,000
Marketable securities at fair value -- common stocks	297,003,000	303,128,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at March 31, 2024 and September 30, 2023	15,624,000	18,687,000
Inventories	64,000	72,000
Prepaid expenses and other current assets	514,000	380,000
Total current assets	326,428,000	345,405,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,418,000	16,400,000
Furniture, office equipment and computer software	1,697,000	1,703,000
Machinery and equipment	1,521,000	1,521,000
	19,636,000	19,624,000
Less accumulated depreciation	(10,386,000)	(10,264,000)
	9,250,000	9,360,000
Operating lease right-of-use assets	69,000	95,000
	$335,747,000	$354,860,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,070,000	$6,643,000
Accrued liabilities	6,054,000	8,789,000
Income tax payable	2,550,000	1,069,000
Note payable collateralized by real estate	161,000	158,000
Deferred subscriptions	2,562,000	2,678,000
Deferred consulting fees	4,228,000	5,828,000
Deferred maintenance agreements and others	14,772,000	17,033,000
Total current liabilities	36,397,000	42,198,000

Long term liabilities
Investment margin account borrowings	29,421,000	75,000,000
Note payable collateralized by real estate	1,038,000	1,120,000
Deferred maintenance agreements	816,000	1,000,000
Accrued liabilities	3,421,000	4,274,000
Accrued non-qualified deferred compensation	509,000	200,000
Deferred income taxes	35,646,000	30,599,000
Total long-term liabilities	70,851,000	112,193,000

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	-	-
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 428,027 treasury shares, at March 31, 2024 and September 30, 2023	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	226,730,000	198,700,000
Total shareholders' equity	228,499,000	200,469,000
	$335,747,000	$354,860,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31
	2024	2023

Revenues
Advertising	$2,316,000	$2,204,000
Circulation	1,099,000	1,108,000
Advertising service fees and other	697,000	778,000
Licensing and maintenance fees	6,854,000	5,679,000
Consulting fees	3,199,000	4,433,000
Other public service fees	2,406,000	1,952,000
	16,571,000	16,154,000

Costs and expenses
Salaries and employee benefits	12,011,000	10,147,000
Decrease to the long-term supplemental compensation accrual	(410,000)	(200,000)
Agency commissions	299,000	233,000
Outside services	1,583,000	1,749,000
Postage and delivery expenses	183,000	167,000
Newsprint and printing expenses	160,000	193,000
Depreciation and amortization	67,000	70,000
Equipment maintenance and software	336,000	354,000
Credit card merchant discount fees	558,000	455,000
Rent expenses	71,000	74,000
Accounting and legal fees	155,000	222,000
Other general and administrative expenses	925,000	1,065,000
	15,938,000	14,529,000
Income from operations	633,000	1,625,000
Other income (expense)
Dividends and interest income	1,289,000	4,063,000
Realized gains on sales of marketable securities	14,261,000	-
Net unrealized gains on marketable securities	5,503,000	8,644,000
Interest expense on margin loans and others	(1,056,000)	(1,052,000)
Interest expense on note payable collateralized by real estate	(10,000)	(12,000)
Income before income taxes	20,620,000	13,268,000
Income tax provisions	(5,205,000)	(3,835,000)
Net income	$15,415,000	$9,433,000

Weighted average number of common shares outstanding - basic and diluted	1,377,026	1,377,026
Basic and diluted net income per share	$11.19	$6.85

Comprehensive income	$15,415,000	$9,433,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Six months ended March 31
	2024	2023

Revenues
Advertising	$4,403,000	$4,194,000
Circulation	2,194,000	2,206,000
Advertising service fees and other	1,402,000	1,477,000
Licensing and maintenance fees	13,411,000	10,074,000
Consulting fees	6,501,000	6,755,000
Other public service fees	4,653,000	3,749,000
	32,564,000	28,455,000

Costs and expenses
Salaries and employee benefits	23,358,000	19,778,000
Decrease to the long-term supplemental compensation accrual	(830,000)	(720,000)
Agency commissions	542,000	444,000
Outside services	3,250,000	2,979,000
Postage and delivery expenses	359,000	334,000
Newsprint and printing expenses	365,000	392,000
Depreciation and amortization	133,000	145,000
Equipment maintenance and software	712,000	657,000
Credit card merchant discount fees	1,110,000	880,000
Rent expenses	141,000	143,000
Accounting and legal fees	411,000	495,000
Other general and administrative expenses	1,757,000	2,019,000
	31,308,000	27,546,000
Income from operations	1,256,000	909,000
Other income (expense)
Dividends and interest income	2,858,000	5,132,000
Realized gains on sales of marketable securities	14,261,000	422,000
Net unrealized gains on marketable securities	20,193,000	32,669,000
Interest expense on margin loans and others	(2,187,000)	(1,913,000)
Interest expense on note payable collateralized by real estate	(21,000)	(24,000)
Income before income taxes	36,360,000	37,195,000
Income tax provisions	(8,330,000)	(9,935,000)
Net income	$28,030,000	$27,260,000

Weighted average number of common shares outstanding - basic and diluted	1,377,026	1,377,026
Basic and diluted net income (loss) per share	$20.36	$19.80

Comprehensive income	$28,030,000	$27,260.000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2022	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$177,248,000	$179,017,000
Net income	-	-	-	-	-	17,827,000	17,827,000
Balance at December 31, 2022	1,805,053	18,000	(428,027)	(4,000)	1,755,000	195,075,000	196,844,000
Net income	-	-	-	-	-	9,433,000	9,433,000
Balance at March 31, 2023	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$204,508,000	$206,277,000

Balance at September 30, 2023	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$198,700,000	$200,469,000
Net income	-	-	-	-	-	12,615,000	12,615,000
Balance at December 31, 2023	1,805,053	18,000	(428,027)	(4,000)	1,755,000	211,315,000	213,084,000
Net income	-	-	-	-	-	15,415,000	15,415,000
Balance at March 31, 2024	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$226,730,000	$228,499,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31
	2024	2023
Cash flows from operating activities
Net income	$28,030,000	$27,260,000
Adjustments to reconcile net income to net cash (used in) provided from operations
Depreciation and amortization	133,000	145,000
Net unrealized gains on marketable securities	(20,193,000)	(32,669,000)
Realized gains on sales of marketable securities	(14,261,000)	(422,000)
Stock dividends	-	(2,978,000)
Deferred income taxes	5,047,000	9,614,000
Changes in operating assets and liabilities (Increase) decrease in current assets
Accounts receivable, net	3,063,000	3,416,000
Inventories	8,000	(42,000)
Prepaid expenses and other assets	(108,000)	25,000
Income tax receivable	-	269,000
Increase (decrease) in liabilities
Accounts payable	(573,000)	(643,000)
Accrued liabilities, including non-qualified deferred compensation	(3,279,000)	(2,998,000)
Income tax payable	1,481,000	-
Deferred subscriptions	(116,000)	(127,000)
Deferred consulting fees	(1,600,000)	1,627,000
Deferred maintenance agreements and others	(2,445,000)	(747,000)
Net cash (used in) provided from operating activities	(4,813,000)	1,730,000

Cash flows from investing activities
Proceeds from sales of marketable securities	40,579,000	2,826,000
Purchases of marketable securities	-	(10,001,000)
Purchases of property, plant and equipment	(23,000)	(74,000)
Net cash provided from (used in) investing activities	40,556,000	(7,249,000)

Cash flows from financing activities
Proceeds from margin loan borrowing	-	6,011,000
Payment to margin loan borrowing	(45,579,000)	(11,000)
Payment of real estate loan principal	(79,000)	(77,000)
Net cash (used in) provided from financing activities	(45,658,000)	5,923,000

(Decrease) increase in cash and restricted cash and cash equivalents	(9,915,000)	404,000

Cash and restricted cash and cash equivalents
Beginning of period	23,138,000	15,468,000
End of period	$13,223,000	$15,872,000
Interest paid during period	$2,198,000	$1,869,000
Net income taxes paid	$1,802,000	$52,000

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

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of its financial position as of March 31, 2024, its results of operations for the three- and six-month periods ended March 31, 2024 and 2023, its consolidated statements of shareholders’ equity for the three- and six-month periods ended March 31, 2024 and 2023 and cash flows for the six-month periods ended March 31, 2024 and 2023. The results of operations for the six months ended March 31, 2034 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Accounting Standards Adopted in Fiscal 2024

On October 1, 2023, the Company adopted Current Expected Credit Losses, a credit loss accounting standard (model) issued by the Financial Accounting Stands Board, requiring financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard eliminates the threshold for initial recognition in current U.S. GAAP and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The adoption of this guidance has no material effect on the Company’s consolidated financial statements.

Note 4 – Right-of-Use (ROU) Asset

At March 31, 2024, the Company had a ROU asset and lease liability of approximately $69,000 for its operating office and equipment leases, including approximately $21,000 beyond one year.  Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying consolidated balance sheets.

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

Journal Technologies contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. Most are one-transaction contracts. These current subscription-type contract revenues include (i) implementation consulting fees to configure the system to go-live, (ii) subscription software license, maintenance (including updates and upgrades) and support fees, and (iii) third-party hosting fees when used. Revenues for consulting are recognized at point of delivery (go-live) upon completion of services. These contracts include assurance warranty provisions for limited periods and do not include financing terms. For some contracts, the Company acts as a principal with respect to certain services, such as data conversion, interfaces and hosting that are provided by third-parties, and recognizes such revenues on a gross basis. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery (go-live), and maintenance revenues are recognized ratably after the go-live. Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can e-file cases or pay traffic citations and other fees.

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

Note 6 - Treasury stock and net income per common share

In June 2022, the Company received from the late Charles T. Munger 3,720 shares of Daily Journal common stock as his gracious personal gift (worth approximately $1 million on the date of the gift) for the purpose of establishing a new senior management equity incentive plan, which has been approved by the Board of Directors and shareholders, though no grants under the plan have yet been made. These donated shares were considered treasury stock, and the Company accounted for them using the par method which resulted in an immaterial effected amount on Treasury Stock and Additional Paid-in Capital. In addition, the number of outstanding shares of the Company was reduced by these 3,720 shares to reflect the actual number of outstanding shares of 1,377,026 at March 31, 2024. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,377,026 for both the three- and six-month periods ended March 31, 2024 and 2023.

Note 7 - Basic and Diluted Net Income Per Share

The Company does not have any common stock equivalents, and therefore basic and diluted net income per share are the same.

Note 8 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of March 31, 2024 and September 30, 2023, there were net accumulated pretax unrealized gains of $157,909,000 and $137,716,000, respectively, recorded in the accompanying consolidated balance sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

During the six months ended March 31, 2024, the Company recorded and included in its net income the net unrealized gains on marketable securities of $20,193,000, as compared with $32,669,000, in the prior year period.

In March 2024, the Company sold part of its marketable securities for approximately $40,579,000, realizing net gains of $14,261,000. The Company used these proceeds to further pay down the margin loan balance to $29,421,000 from $75,000,000 at September 30, 2023, aggregating a paydown of approximately $45,579,000 during the six months ended March 31, 2024. (During last quarter, there was already a paydown of $5,000,000 to this loan by means of excess cash from operations.)

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

Our long-serving director and former chairman, Charles T. Munger, had managed the Company’s marketable securities portfolio since the original purchases were made with the Company’s excess cash in 2009 as an alternative to near-zero interest rate investments.  Mr. Munger died in November 2023, and the Company remains committed to using the portfolio as a source of strength in support of its operating businesses, just as it has for the past 15 years. The Board has been evaluating ways to ensure the prudent and effective management of these assets in the context of the current market and the needs of the businesses, and the recent sales of a portion of the portfolio and the concurrent paydown of the Company’s margin loan, each as described above, are reflective of that evaluation.

Investments in marketable securities as of March 31, 2024 and September 30, 2023 are summarized below.

Investment in Financial Instruments

	March 31, 2024			September 30, 2023
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities Common stocks	$297,003,000	$139,094,000	$157,909,000	$303,128,000	$165,412,000	$137,716,000

Note 9 - Income Taxes

For the six months ended March 31, 2024, the Company recorded an income tax provision of $8,330,000 on the pretax income of $36,360,000. The income tax provision consisted of tax provisions of $3,660,000 on the realized gains on marketable securities, $5,180,000 on the unrealized gains on marketable securities, $40,000 on income from foreign operations, and $480,000 on income from US operations and dividend income, partially offset by a tax benefit of $210,000 for the dividends received deduction and other permanent book and tax differences, and a tax benefit of $820,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the six months ended March 31, 2024 was 22.9%, after including the taxes on the realized and unrealized gains on marketable securities.

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

Note 10 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. At March 31, 2024, the margin loan balance was approximately $29.4 million. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of March 31, 2024 was 6%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining 10 years. This real estate loan had a balance of approximately $1.2 million as of March 31, 2024. Each monthly installment payment is approximately $16,700. In April 2022, the Company sold approximately 17,564 square feet of the land along the front of its Logan building to the City of Logan for approximately $381,000 in connection with the City of Logan’s street widening project. In October 2022, the Company again amended this real estate loan contract as the bank transferred its index to Secured Overnight Financing Rate from London Interbank Offered Rate which was ceased by the Federal Reserve and the Alternative Reference Rates Committee in the United States. The term of the loan, including the interest rate and the balance, remains unchanged.

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through October 2025.

Effective January 1, 2023, the Company began sponsoring a 401(k) retirement plan and a 409(A) non-qualified deferred compensation plan for its employees. As of March 31, 2024, there were deferred compensation liabilities of approximately $509,000, which were held under a 409(A) plan trust account secured by a company-owned life insurance policy.

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

Note 12 - Operating Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each of the reportable segments and its income and expenses is set forth below:

Overall Financial Results (000)

For the six months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Revenues
Advertising	$4,403	$4,194	$-	$-	$-	$-	$4,403	$4,194
Circulation	2,194	2,206	-	-	-	-	2,194	2,206
Advertising service fees and other	1,402	1,477	-	-	-	-	1,402	1,477
Licensing and maintenance fees	-	-	13,411	10,074	-	-	13,411	10,074
Consulting fees	-	-	6,501	6,755	-	-	6,501	6,755
Other public service fees	-	-	4,653	3,749	-	-	4,653	3,749
Total operating revenues	7,999	7,877	24,565	20,578	-	-	32,564	28,455
Operating expenses
Salaries and employee benefits	5,173	4,499	18,185	15,279	-	-	23,358	19,778
Decrease to the long-term supplemental compensation accrual	(800)	(700)	(30)	(20)	-	-	(830)	(720)
Others	2,765	2,435	6,015	6,053	-	-	8,780	8,488
Total operating expenses	7,138	6,234	24,170	21,312	-	-	31,308	27,546
Income (loss) from operations	861	1,643	395	(734)	-	-	1,256	909
Dividends and interest income	-	-	-	-	2,858	5,132	2,858	5,132
Interest expenses on note payable collateralized by real estate	-	-	-	-	(21)	(24)	(21)	(24)
Interest expense on margin loans and others	-	-	-	-	(2,187)	(1,913)	(2,187)	(1,913)
Gains on sales of marketable securities, net	-	-	-	-	14,261	422	14,261	422
Net unrealized gains on marketable securities	-	-	-	-	20,193	32,669	20,193	32,669
Pretax income (loss)	861	1,643	395	(734)	35,104	36,286	36,360	37,195
Income tax (expense) benefit	(200)	(435)	(90)	135	(8,040)	(9,635)	(8,330)	(9,935)
Net income (loss)	$661	$1,208	$305	$(599)	$27,064	$26,651	$28,030	$27,260
Total assets	$14,807	$14,053	$23,937	$25,444	$297,003	$319,523	$335,747	$359,020
Capital expenditures	$23	$70	$-	$4	$-	$-	$23	$74

Overall Financial Results (000)
For the three months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Revenues
Advertising	$2,316	$2,204	$-	$-	$-	$-	$2,316	$2,204
Circulation	1,099	1,108	-	-	-	-	1,099	1,108
Advertising service fees and other	697	778	-	-	-	-	697	778
Licensing and maintenance fees	-	-	6,854	5,679	-	-	6,854	5,679
Consulting fees	-	-	3,199	4,433	-	-	3,199	4,433
Other public service fees	-	-	2,406	1,952	-	-	2,406	1,952
Total operating revenues	4,112	4,090	12,459	12,064	-	-	16,571	16,154
Operating expenses
Salaries and employee benefits	2,624	2,281	9,387	7,866	-	-	12,011	10,147
Decrease to the long-term supplemental compensation accrual	(380)	(200)	(30)	-	-	-	(410)	(200)
Others	1,294	1,301	3,043	3,281	-	-	4,337	4,582
Total operating expenses	3,538	3,382	12,400	11,147	-	-	15,938	14,529
Income from operations	574	708	59	917	-	-	633	1,625

Dividends and interest income	-	-	-	-	1,289	4,063	1,289	4,063
Interest expenses on note payable collateralized by real estate	-	-	-	-	(10)	(12)	(10)	(12)
Interest expense on margin loans and other	-	-	-	-	(1,056)	(1,052)	(1,056)	(1,052)
Gains on sales of marketable securities	-	-	-	-	14,261	-	14,261	-
Net unrealized gains on marketable securities	-	-	-	-	5,503	8,644	5,503	8,644
Pretax income	574	708	59	917	19,987	11,643	20,620	13,268
Income tax (expense) benefit	(145)	(200)	160	(215)	(5,220)	(3,420)	(5,205)	(3,835)
Net income	$429	$508	$219	$702	$14,767	$8,223	$15,415	$9,433
Total assets	$14,807	$14,053	$23,937	$25,444	$297,003	$319,523	$335,747	$359,020
Capital expenditures	$18	$38	$-	$-	$-	$-	$18	$38

During the six months ended March 31, 2024, the Traditional Business had total operating revenues of $7,999,000 with $5,805,000 recognized after services were provided and $2,194,000 recognized ratably over the subscription terms, as compared with total operating revenues of $7,877,000 with $5,671,000 recognized after services were provided and $2,206,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $24,565,000 with $11,384,000 recognized upon completion of services and $13,181,000 recognized ratably over the subscription periods, as compared with total operating revenues of $20,578,000 with $10,687,000 recognized upon completion of services and $9,891,000 recognized ratably over the subscription periods in the prior fiscal year period.

During the three months ended March 31, 2024, the Traditional Business had total operating revenues of $4,112,000 with $3,013,000 recognized after services were provided and $1,099,000 recognized ratably over the subscription terms, as compared with total operating revenues of $4,090,000 with $2,982,000 recognized after services were provided and $1,108,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $12,459,000 with $5,814,000 recognized upon completion of services and $6,645,000 recognized ratably over the subscription periods, as compared with total operating revenues of $12,064,000 with $6,566,000 recognized upon completion of services and $5,498,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 75% of the Company’s revenues were derived from Journal Technologies during both the three-month periods ended March 31, 2024 and 2023. In addition, the Company’s revenues have been primarily from the United States with approximately 14% from foreign countries during the six-months ended March 31, 2023. Journal Technologies’ revenues are primarily from governmental agencies.

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

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each reportable segment and its income and expenses is set forth below:

Overall Financial Results (000)

For the six months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Revenues
Advertising	$4,403	$4,194	$-	$-	$-	$-	$4,403	$4,194
Circulation	2,194	2,206	-	-	-	-	2,194	2,206
Advertising service fees and other	1,402	1,477	-	-	-	-	1,402	1,477
Licensing and maintenance fees	-	-	13,411	10,074	-	-	13,411	10,074
Consulting fees	-	-	6,501	6,755	-	-	6,501	6,755
Other public service fees	-	-	4,653	3,749	-	-	4,653	3,749
Total operating revenues	7,999	7,877	24,565	20,578	-	-	32,564	28,455
Operating expenses
Salaries and employee benefits	5,173	4,499	18,185	15,279	-	-	23,358	19,778
Decrease to the long-term supplemental compensation accrual	(800)	(700)	(30)	(20)	-	-	(830)	(720)
Others	2,765	2,435	6,015	6,053	-	-	8,780	8,488
Total operating expenses	7,138	6,234	24,170	21,312	-	-	31,308	27,546
Income (loss) from operations	861	1,643	395	(734)	-	-	1,256	909
Dividends and interest income	-	-	-	-	2,858	5,132	2,858	5,132
Interest expenses on note payable collateralized by real estate	-	-	-	-	(21)	(24)	(21)	(24)
Interest expense on margin loans and others	-	-	-	-	(2,187)	(1,913)	(2,187)	(1,913)
Gains on sales of marketable securities, net	-	-	-	-	14,261	422	14,261	422
Net unrealized gains on marketable securities	-	-	-	-	20,193	32,669	20,193	32,669
Pretax income (loss)	861	1,643	395	(734)	35,104	36,286	36,360	37,195
Income tax (expense) benefit	(200)	(435)	(90)	135	(8,040)	(9,635)	(8,330)	(9,935)
Net income (loss)	$661	$1,208	$305	$(599)	$27,064	$26,651	$28,030	$27,260
Total assets	$14,807	$14,053	$23,937	$25,444	$297,003	$319,523	$335,747	$359,020
Capital expenditures	$23	$70	$-	$4	$-	$-	$23	$74

Comparable six-month periods ended March 31, 2024 and 2023

Consolidated Financial Comparison

Consolidated revenues were $32,564,000 and $28,455,000 for the six months ended March 31, 2024 and 2023, respectively. This increase of $4,109,000 (14%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $3,337,000, and other public service fees of $904,000, partially offset by decreased consulting fees of $254,000, and (ii) the Traditional Business’ advertising revenues of $209,000.

Approximately 75% of the Company’s revenues during the six months ended March 31, 2024 were derived from Journal Technologies, as compared with 72% in the prior fiscal year period. In addition, the Company’s revenues during the quarter were primarily from the United States, with approximately $4,543,000 (14%) from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $3,762,000 (14%) to $31,308,000 from $27,546,000. Total salaries and employee benefits increased by $3,580,000 (18%) to $23,358,000 from $19,778,000 primarily due to annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the company’s installation projects. Outside services increased by $271,000 (9%) to $3,250,000 from $2,979,000 mainly because of additional contractor services and increased third-party hosting fees which were billed to clients. Equipment maintenance and software increased by $55,000 (8%) to $712,000 from $657,000 mainly resulting from increased maintenance costs. Accounting and legal fees decreased by $84,000 (17%) to $411,000 from $495,000 primarily resulting from decreased legal fees. Other general and administrative expenses decreased by $262,000 (13%) to $1,757,000 from $2,019,000 mainly because there were decreased business travel expenses and reduced miscellaneous office supply expenses as compared to the prior fiscal year period.

The Company’s non-operating income, net of expenses, decreased by $1,182,000 (3%) to $35,104,000 from $36,286,000 in the prior fiscal year period primarily because of (i) the recording of net unrealized gains on marketable securities of $20,193,000 as compared with $32,669,000 in the prior fiscal year period, and (ii) decreases in dividends and interest income of $2,274,000 (44%) to $2,858,000 from $5,132,000. These decreases were partially offset by the recording of realized net gains on sales of marketable securities of $14,261,000 as compared with $422,000 in the prior fiscal year period.

During the six months ended March 31, 2024, the Company’s consolidated pretax income was $36,360,000, as compared to $37,195,000 in the prior fiscal year period. There was consolidated net income of $28,030,000 ($20.36 per share) for the six months ended March 31, 2024, as compared with $27,260,000 ($19.80 per share) in the prior fiscal year period.

At March 31, 2024, the aggregate fair market value of the Company’s marketable securities was $297,003,000. These securities had approximately $157,909,000 of net unrealized gains before taxes of $40,490,000. The portfolio generated approximately $2,858,000 in dividends and interest income during the six months ended March 31, 2024, as compared with $5,132,000 in the prior fiscal year period. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the six months ended March 31, 2024, the Company recorded an income tax provision of $8,330,000 on the pretax income of $36,360,000. The income tax provision consisted of tax provisions of $3,660,000 on the realized gains on marketable securities, $5,180,000 on the unrealized gains on marketable securities, $40,000 on income from foreign operations, and $480,000 on income from US operations and dividend income, partially offset by a tax benefit of $210,000 for the dividends received deduction and other permanent book and tax differences, and a tax benefit of $820,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the six months ended March 31, 2024 was 22.9%, after including the taxes on the realized and unrealized gains on marketable securities.

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

The Traditional Business

The Traditional Business’ pretax income decreased by $782,000 (48%) to $861,000 from $1,643,000 in the prior fiscal year period, primarily due to increased personnel costs of $674,000 (15%) to $5,173,000 from $4,499,000, partially offset by an increased reduction of $100,000 (14%) to the long-term supplemental compensation accrual to arrive at a reduction of $800,000 as compared with a reduction of $700,000 in the prior fiscal year period.

During the six months ended March 31, 2024, the Traditional Business had total operating revenues of $7,999,000, as compared with $7,877,000 in the prior fiscal year period. Advertising revenues increased by $209,000 (5%) to $4,403,000 from $4,194,000, primarily resulting from increased commercial advertising revenues of $252,000, legal notice advertising revenues of $32,000, and trustee sale notice advertising revenues of $29,000, partially offset by decreased government notice advertising revenues of $104,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased slightly by 1% during the six months ended March 31, 2024 as compared to the prior fiscal year period. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 86% of the total public notice advertising revenues during the six months ended March 31, 2024. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 14% of the Company's total operating revenues for the six months ended March 31, 2024 and 16% for the six months ended March 31, 2023.

The Daily Journals accounted for about 93% of the Traditional Business’ total circulation revenues, which decreased by $12,000 (1%) to $2,194,000 from $2,206,000. The court rule and judicial profile services generated about 4% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $1,004,000 (14%) to $7,938,000 from $6,934,000, primarily resulting from the annual salary adjustments.

Journal Technologies

During the six months ended March 31, 2024, Journal Technologies’ business segment pretax income increased by $1,129,000 (154%) to pretax income of $395,000 from a pretax loss of $734,000 in the prior fiscal year period primarily resulting from increased revenues of $3,987,000, partially offset by increased operating expenses of $2,858,000.

Revenues increased by $3,987,000 (19%) to $24,565,000 from $20,578,000 in the prior fiscal year period. Licensing and maintenance fees increased by $3,337,000 (33%) to $13,411,000 from $10,074,000. Consulting fees decreased by $254,000 (4%) to $6,501,000 from $6,755,000 mainly due to fewer project go-lives (i.e. signoffs by the clients). Other public service fees increased by $904,000 (24%) to $4,653,000 from $3,749,000 primarily because of increased e-filing fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance periods.

Operating expenses increased by $2,858,000 (13%) to $24,170,000 from $21,312,000 primarily because of (i) increased personnel costs because of salary adjustments (ii) additional contractor services and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects, and (iii) increased third-party hosting fees which were billed to clients.

Journal Technologies continues to update and upgrade its software products, which includes improving aspects like user experience, documentation, and ease of ongoing customer upgrades. These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Impact of the COVID-19 Pandemic

Although the World Health Organization has declared an end to the COVID-19 emergency, enduring changes in society resulting from efforts to contain the COVID-19 pandemic may have continuing effects on the Company’s business. For example, for Journal Technologies, although we were able to complete many existing projects remotely, we were delayed in finishing certain implementations and trainings because of our inability to work with clients in-person.  Given that we are typically paid for implementation services upon “go-live” of a system, recognition of those revenues has been delayed and in some cases costs have increased. This can also create a risk of contract cancellations for in-progress projects, which has not been a common issue to date, and Journal Technologies is working to minimize additional cancellations.

Reportable Segments (for the three-month periods ended March 31, 2024 and 2023)

Overall Financial Results (000)
For the three months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Revenues
Advertising	$2,316	$2,204	$-	$-	$-	$-	$2,316	$2,204
Circulation	1,099	1,108	-	-	-	-	1,099	1,108
Advertising service fees and other	697	778	-	-	-	-	697	778
Licensing and maintenance fees	-	-	6,854	5,679	-	-	6,854	5,679
Consulting fees	-	-	3,199	4,433	-	-	3,199	4,433
Other public service fees	-	-	2,406	1,952	-	-	2,406	1,952
Total operating revenues	4,112	4,090	12,459	12,064	-	-	16,571	16,154
Operating expenses
Salaries and employee benefits	2,624	2,281	9,387	7,866	-	-	12,011	10,147
Decrease to the long-term supplemental compensation accrual	(380)	(200)	(30)	-	-	-	(410)	(200)
Others	1,294	1,301	3,043	3,281	-	-	4,337	4,582
Total operating expenses	3,538	3,382	12,400	11,147	-	-	15,938	14,529
Income from operations	574	708	59	917	-	-	633	1,625

Dividends and interest income	-	-	-	-	1,289	4,063	1,289	4,063
Interest expenses on note payable collateralized by real estate	-	-	-	-	(10)	(12)	(10)	(12)
Interest expense on margin loans and other	-	-	-	-	(1,056)	(1,052)	(1,056)	(1,052)
Gains on sales of marketable securities	-	-	-	-	14,261	-	14,261	-
Net unrealized gains on marketable securities	-	-	-	-	5,503	8,644	5,503	8,644
Pretax income	574	708	59	917	19,987	11,643	20,620	13,268
Income tax (expense) benefit	(145)	(200)	160	(215)	(5,220)	(3,420)	(5,205)	(3,835)
Net income	$429	$508	$219	$702	$14,767	$8,223	$15,415	$9,433
Total assets	$14,807	$14,053	$23,937	$25,444	$297,003	$319,523	$335,747	$359,020
Capital expenditures	$18	$38	$-	$-	$-	$-	$18	$38

Consolidated Financial Comparison

Consolidated revenues were $16,571,000 and $16,154,000 for the three months ended March 31, 2024 and 2023, respectively. This increase of $417,000 (3%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $1,175,000, and other public service fees of $454,000, partially offset by decreased consulting fees of $1,234,000, and (ii) the Traditional Business’ advertising revenues of $112,000, partially offset by decreased advertising service fees and other of $81,000.

Approximately 75% of the Company’s revenues were derived from Journal Technologies during both the three-month periods ended March 31, 2024 and 2023. In addition, the Company’s revenues during the quarter were primarily from the United States, with approximately $2,051,000 (12%) from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $1,409,000 (10%) to $15,938,000 from $14,529,000. Total salaries and employee benefits increased by $1,864,000 (18%) to $12,011,000 from $10,147,000 primarily due to annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the company’s installation projects. Outside services decreased by $166,000 (9%) to $1,583,000 from $1,749,000 mainly because of reduced contractor services. Accounting and legal fees decreased by $67,000 (30%) to $155,000 from $222,000 primarily resulting from decreased legal fees. Other general and administrative expenses decreased by $140,000 (13%) to $925,000 from $1,065,000 mainly because there were decreased business travel expenses and reduced miscellaneous office supply expenses as compared to the prior fiscal year period.

The Company’s non-operating income, net of expenses, increased by $8,344,000 (72%) to $19,987,000 from $11,643,000 in the prior fiscal year period primarily because there were realized gains on sales of marketable securities of $14,261,000 during this quarter. These gains were partially offset by (i) the recording of net unrealized gains on marketable securities of $5,503,000 as compared with $8,644,000 in the prior fiscal year period, and (ii) decreases in dividends and interest income of $2,774,000 (68%) to $1,289,000 from $4,063,000.

During the three months ended March 31, 2024, the Company’s consolidated pretax income was $20,620,000, as compared to $13,268,000 in the prior fiscal year period. There was consolidated net income of $15,415,000 ($11.19 per share) for the three months ended March 31, 2024, as compared with $9,433,000 ($6.85 per share) in the prior fiscal year period.

The Traditional Business

The Traditional Business’ pretax income decreased by $134,000 (19%) to $574,000 from $708,000 in the prior fiscal year period, primarily due to increased personnel costs of $343,000 (15%) to $2,624,000 from $2,281,000, partially offset by an increased reduction of $180,000 (90%) to the long-term supplemental compensation accrual to arrive at a reduction of $380,000 as compared with a reduction of $200,000 in the prior fiscal year period.

During the three months ended March 31, 2024, the Traditional Business had total operating revenues of $4,112,000, as compared with $4,090,000 in the prior fiscal year period. Advertising revenues increased by $112,000 (5%) to $2,316,000 from $2,204,000, primarily resulting from increased commercial advertising revenues of $137,000, legal notice advertising revenues of $30,000, and trustee sale notice advertising revenues of $19,000, partially offset by decreased government notice advertising revenues of $74,000.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $336,000 (9%) to $3,918,000 from $3,582,000, primarily resulting from the annual salary adjustments.

Journal Technologies

During the three months ended March 31, 2024, Journal Technologies’ business segment pretax income decreased by $858,000 (94%) to $59,000 from $917,000 in the prior fiscal year period primarily resulting from increased operating expenses of $1,253,000, partially offset by increased revenues of $395,000.

Revenues increased by $395,000 (3%) to $12,459,000 from $12,064,000 in the prior fiscal year period. Licensing and maintenance fees increased by $1,175,000 (21%) to $6,854,000 from $5,679,000. Consulting fees decreased by $1,234,000 (28%) to $3,199,000 from $4,433,000 mainly due to fewer project go-lives (i.e. signoffs by the clients). Other public service fees increased by $454,000 (23%) to $2,406,000 from $1,952,000 primarily because of increased e-filing fee revenues.

Operating expenses, excluding the adjustment to long-term supplemental compensation accrual, increased by $1,283,000 (12%) to $12,430,000 from $11,147,000 primarily because of (i) increased personnel costs because of salary adjustments (ii) the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects, and (iii) increased third-party hosting fees which were billed to clients.

Liquidity and Capital Resources

During the six months ended March 31, 2024, the Company’s cash and cash equivalents, restricted cash, and marketable security positions decreased by $16,368,000 after the recording of net pretax unrealized gains on marketable securities of $20,193,000. In March 2024, the Company sold part of its marketable securities for approximately $40,579,000. Cash and cash equivalents as well as proceeds from sales of marketable securities were primarily used to pay down the margin loan balance by $45,579,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $139,094,000 and a market value of about $297,003,000 at March 31, 2024, generated approximately $2,858,000 in dividends and interest income during the six months ended March 31, 2024. These securities had approximately $157,909,000 of net unrealized gains before estimated taxes of $40,490,000 which will become due only when we sell securities in which there is unrealized appreciation. The balance on the Company’s margin loan secured by the securities portfolio was $29,421,000 and $75,000,000 at March 31, 2024, and September 30, 2023, respectively.

Cash flows from operating activities decreased by $6,543,000 during the six months ended March 31, 2024, as compared to the prior fiscal year period, primarily due to (i) increases in the Company’s income tax receivable of $269,000 and accounts receivable of $353,000, and (ii) decreases in deferred tax liability of $4,567,000, accounts payable and accrued liabilities of $211,000, and deferred revenues of $4,914,000. This was partially offset by increases in (i) income tax payable of $1,481,000, and (ii) the Company’s net income of $2,385,000, excluding the decreases in unrealized gains on marketable securities of $12,476,000, stock dividends of $2,978,000, and increased realized net gains on sales of marketable securities of $13,839,000.

As of March 31, 2024, the Company had working capital of $290,031,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $21,562,000.

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

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2023, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024. There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended March 31, 2024, although the Company plans to rectify these material weaknesses in its internal control over financial reporting.

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

DATE: May 14, 2024