Form 10-Q
period 2024-06-30
DAILY JOURNAL CORP
filed 2024-08-14
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,377,426 shares outstanding at July 31, 2024

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets ‑ June 30, 2024 and September 30, 2023	3

Consolidated Statements of Income and Comprehensive Income ‑ Three months ended June 30, 2024 and 2023	4

Consolidated Statements of Income and Comprehensive Income ‑ Nine months ended June 30, 2024 and 2023	5

Consolidated Statements of Shareholders’ Equity ‑ Nine months ended June 30, 2024 and 2023	6

Consolidated Statements of Cash Flows ‑ Nine months ended June 30, 2024 and 2023	7

Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4. Controls and Procedures	26

Part II Other Information

Item 6. Exhibits	27

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$9,991,000	$20,844,000
Restricted cash	2,168,000	2,100,000
Non-qualified deferred compensation plan - trust account asset value	716,000	194,000
Marketable securities at fair value -- common stocks	325,021,000	303,128,000
Accounts receivable, less allowance for doubtful accounts of $250,000 at June 30, 2024 and September 30, 2023	22,090,000	18,687,000
Inventories	35,000	72,000
Prepaid expenses and other current assets	518,000	380,000
Total current assets	360,539,000	345,405,000

Property, plant and equipment, at cost
Land, buildings and improvements	16,418,000	16,400,000
Furniture, office equipment and computer software	1,685,000	1,703,000
Machinery and equipment	1,521,000	1,521,000
	19,624,000	19,624,000
Less accumulated depreciation	(10,453,000)	(10,264,000)
	9,171,000	9,360,000
Operating lease right-of-use assets	151,000	95,000
Total assets	$369,861,000	$354,860,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,776,000	$6,643,000
Accrued liabilities	7,691,000	8,789,000
Income tax payable	1,916,000	1,069,000
Note payable collateralized by real estate	162,000	158,000
Deferred subscriptions	2,771,000	2,678,000
Deferred consulting fees	4,102,000	5,828,000
Deferred maintenance agreements and others	18,593,000	17,033,000
Total current liabilities	42,011,000	42,198,000

Long term liabilities
Investment margin account borrowings	27,500,000	75,000,000
Note payable collateralized by real estate	997,000	1,120,000
Deferred maintenance agreements	526,000	1,000,000
Accrued liabilities	2,879,000	4,274,000
Accrued non-qualified deferred compensation	652,000	200,000
Deferred income taxes	43,442,000	30,599,000
Total long-term liabilities	75,996,000	112,193,000

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 428,027 treasury shares, at June 30, 2024 and September 30, 2023	14,000	14,000
Additional paid-in capital	1,755,000	1,755,000
Retained earnings	250,085,000	198,700,000
Total shareholders' equity	251,854,000	200,469,000
Total liabilities and shareholders' equity	$369,861,000	$354,860,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30
	2024	2023

Revenues
Advertising	$2,536,000	$2,304,000
Circulation	1,089,000	1,100,000
Advertising service fees and other	802,000	726,000
Licensing and maintenance fees	7,161,000	7,060,000
Consulting fees	3,438,000	4,393,000
Other public service fees	2,468,000	2,121,000
Total revenues	17,494,000	17,704,000

Costs and expenses
Salaries and employee benefits	12,069,000	10,817,000
Decrease to the long-term supplemental compensation accrual	(580,000)	(95,000)
Agency commissions	315,000	261,000
Outside services	1,726,000	1,905,000
Postage and delivery expenses	189,000	171,000
Newsprint and printing expenses	150,000	218,000
Depreciation and amortization	67,000	68,000
Equipment maintenance and software	418,000	467,000
Credit card merchant discount fees	558,000	505,000
Rent expenses	71,000	70,000
Accounting and legal fees	328,000	261,000
Other general and administrative expenses	1,093,000	743,000
Total costs and expenses	16,404,000	15,391,000
Income from operations	1,090,000	2,313,000
Other income (expense)
Dividends and interest income	2,999,000	1,987,000
Net unrealized gains (losses) on marketable securities	28,018,000	(2,735,000)
Net unrealized gains on non-qualified compensation plan	173,000	---
Interest expense on margin loans and others	(435,000)	(1,172,000)
Interest expense on note payable collateralized by real estate	(10,000)	(11,000)
Income before income taxes	31,835,000	382,000
Income tax provisions	(8,480,000)	295,000
Net income	$23,355,000	$677,000

Weighted average number of common shares outstanding - basic and diluted	1,377,026	1,377,026
Basic and diluted net income per share	$16.96	$0.49

Comprehensive income	$23,355,000	$677,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Nine months ended June 30
	2024	2023

Revenues
Advertising	$6,939,000	$6,498,000
Circulation	3,283,000	3,306,000
Advertising service fees and other	2,204,000	2,203,000
Licensing and maintenance fees	20,572,000	17,134,000
Consulting fees	9,939,000	11,148,000
Other public service fees	7,121,000	5,870,000
Total revenues	50,058,000	46,159,000

Costs and expenses
Salaries and employee benefits	35,427,000	30,453,000
Decrease to the long-term supplemental compensation accrual	(1,410,000)	(815,000)
Agency commissions	857,000	705,000
Outside services	4,976,000	4,885,000
Postage and delivery expenses	548,000	505,000
Newsprint and printing expenses	515,000	610,000
Depreciation and amortization	200,000	213,000
Equipment maintenance and software	1,130,000	1,124,000
Credit card merchant discount fees	1,668,000	1,385,000
Rent expenses	212,000	213,000
Accounting and legal fees	739,000	756,000
Other general and administrative expenses	2,850,000	2,903,000
Total costs and expenses	47,712,000	42,937,000
Income from operations	2,346,000	3,222,000
Other income (expense)
Dividends and interest income	5,857,000	7,119,000
Realized gains on sales of marketable securities	14,261,000	422,000
Net unrealized gains on marketable securities	48,211,000	29,934,000
Net unrealized gains on non-qualified compensation plan	173,000	---
Interest expense on margin loans and others	(2,622,000)	(3,085,000)
Interest expense on note payable collateralized by real estate	(31,000)	(35,000)
Income before income taxes	68,195,000	37,577,000
Income tax provisions	(16,810,000)	(9,640,000)
Net income	$51,385,000	$27,937,000

Weighted average number of common shares outstanding - basic and diluted	1,377,026	1,377,026
Basic and diluted net income per share	$37.32	$20.29

Comprehensive income	$51,385,000	$27,937,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2022	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$177,248,000	$179,017,000
Net income	---	---	---	---	---	17,827,000	17,827,000
Balance at December 31, 2022	1,805,053	18,000	(428,027)	(4,000)	1,755,000	195,075,000	196,844,000
Net income	---	---	---	---	---	9,433,000	9,433,000
Balance at March 31, 2023	1,805,053	18,000	(428,027)	(4,000)	1,755,000	204,508,000	206,277,000
Net income	---	---	---	---	---	677,000	677,000
Balance at June 30, 2023	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$205,185,000	$206,954,000

Balance at September 30, 2023	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$198,700,000	$200,469,000
Net income	---	---	---	---	---	12,615,000	12,615,000
Balance at December 31, 2023	1,805,053	18,000	(428,027)	(4,000)	1,755,000	211,315,000	213,084,000
Net income	---	---	---	---	---	15,415,000	15,415,000
Balance at March 31, 2024	1,805,053	18,000	(428,027)	(4,000)	1,755,000	226,730,000	228,499,000
Net income	---	---	---	---	---	23,355,000	23,355,000
Balance at June 30, 2024	1,805,053	$18,000	(428,027)	$(4,000)	$1,755,000	$250,085,000	$251,854,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30
	2024	2023
Cash flows from operating activities
Net income	$51,385,000	$27,937,000
Adjustments to reconcile net income to net cash (used in) provided from operations
Depreciation and amortization	200,000	213,000
Net unrealized gains on marketable securities	(48,211,000)	(29,934,000)
Realized gains on sales of marketable securities	(14,261,000)	(422,000)
Stock dividends	---	(2,978,000)
Deferred income taxes	12,843,000	8,729,000
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(3,403,000)	(274,000)
Inventories	37,000	(1,000)
Prepaid expenses and other assets	(194,000)	(40,000)
Income tax receivable	---	882,000
Increase (decrease) in liabilities
Accounts payable	133,000	1,052,000
Accrued liabilities, including non-qualified deferred compensation	(2,041,000)	(2,383,000)
Income tax payable	847,000	---
Deferred subscriptions	93,000	107,000
Deferred consulting fees	(1,726,000)	1,691,000
Deferred maintenance agreements and others	1,086,000	3,845,000
Net cash (used in) provided from operating activities	(3,212,000)	8,424,000

Cash flows from investing activities
Proceeds from sales of marketable securities	40,579,000	2,826,000
Purchases of marketable securities	---	(10,001,000)
Purchases of property, plant and equipment	(11,000)	(86,000)
Net cash provided from (used in) investing activities	40,568,000	(7,261,000)

Cash flows from financing activities
Proceeds from margin loan borrowing	---	6,011,000
Payment to margin loan borrowing	(47,500,000)	(11,000)
Payment of real estate loan principal	(119,000)	(114,000)
Net cash (used in) provided from financing activities	(47,619,000)	5,886,000

(Decrease) increase in cash and restricted cash and cash equivalents	(10,263,000)	7,049,000

Cash and restricted cash and cash equivalents, and non-qualified deferred compensation plan-trust account asset value
Beginning of period	23,138,000	15,468,000
End of period	$12,875,000	$22,517,000
Interest paid during period	$2,733,000	$3,053,000
Net income taxes paid	$3,206,000	$88,000

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - The Corporation and Operations

Daily Journal Corporation (“Daily Journal” or “the Company”) publishes newspapers and websites covering California and Arizona and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising. This is sometimes referred to as the Company’s “Traditional Business”.

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of the Company, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including e-filing and a website to pay traffic citations and fees online. These products are licensed or subscribed to in approximately 30 states and internationally.

Essentially all of the Company’s U.S. operations are based in California, Arizona and Utah. The Company also has a presence in Australia where Journal Technologies is working on three software installation projects and in British Columbia, Canada, where the Company established a new wholly-owned subsidiary, Journal Technologies (Canada) Inc., in August 2022.

Note 2 - Basis of Presentation

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements present fairly the financial position of the Company as of June 30, 2024 and September 30, 2023, the results of operations and consolidated statements of shareholders' equity for the three- and nine-month periods ended June 30, 2024 and 2023, and cash flows for the nine-month periods ended June 30, 2024 and 2023. The results of operations for the nine months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Accounting Standards Adopted in Fiscal 2024

On October 1, 2023, the Company adopted Current Expected Credit Losses under Accounting Standards Update 2016-13, a credit loss accounting standard (model) issued by the Financial Accounting Stands Board, requiring financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard eliminates the threshold for initial recognition in current U.S. GAAP and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The adoption of this guidance has no material effect on the Company’s consolidated financial statements.

Note 4 – Right-of-Use (ROU) Asset and Liabilities

At June 30, 2024, the Company had a ROU asset and lease liability of approximately $151,000 for its operating office and equipment leases, including approximately $92,000 beyond one year.  Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying consolidated balance sheets.

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

Note 6 - Treasury stock and net income per common share

In June 2022, the Company received from the late Charles T. Munger 3,720 shares of Daily Journal common stock as his gracious personal gift (worth approximately $1 million on the date of the gift) for the purpose of establishing a new senior management equity incentive plan, which has been approved by the Board of Directors and shareholders. (On July 24, 2024, the Board granted 400 shares and 400 restricted stock units to the Company’s Chief Executive Officer, Steven Myhill-Jones.) These donated shares were considered treasury stock, and the Company accounted for them using the par method which resulted in an immaterial effected amount on Treasury Stock and Additional Paid-in Capital. In addition, the number of outstanding shares of the Company was reduced by these 3,720 shares to reflect the actual number of outstanding shares of 1,377,026 at June 30, 2024. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,377,026 for both the three- and nine-month periods ended June 30, 2024 and 2023.

Note 7 - Basic and Diluted Net Income Per Share

The Company did not have any common stock equivalents as of June 30, 2024 or 2023, and therefore basic and diluted net income per share are the same.

Note 8 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These “available-for-sale” marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of June 30, 2024 and September 30, 2023, there were net accumulated pretax unrealized gains of $185,927,000 and $137,716,000, respectively, recorded in the accompanying consolidated balance sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

During the nine months ended June 30, 2024, the Company recorded and included in its net income the net unrealized gains on marketable securities of $48,211,000, as compared with $29,934,000, in the prior year period.

In March 2024, the Company sold part of its marketable securities for approximately $40,579,000, realizing net gains of $14,261,000. The Company used these proceeds and excess cash from operations to pay down the margin loan balance to $27,500,000 from $75,000,000 at September 30, 2023, aggregating a paydown of approximately $47,500,000 during the nine months ended June 30, 2024.

In December 2022, the Company sold part of its marketable securities for approximately $2,826,000, realizing net gains of $422,000, and borrowed an additional $6,011,000 from the margin loan account to purchase additional marketable securities with a total cost of approximately $10,001,000. The Company repaid $11,000 subsequently in fiscal 2023. In addition, the Company received stock dividends in March 2023 worth approximately $2,978,000 from one of the companies in which it holds marketable securities.

Our long-serving director and former chairman, Charles T. Munger, had managed the Company’s marketable securities portfolio since the original purchases were made with the Company’s excess cash in 2009. Mr. Munger passed away in November 2023, and the Company remains committed to using the portfolio as a source of strength in support of its operating businesses, just as it has for the past 15 years. The Board has been evaluating ways to ensure the prudent and effective management of these assets in the context of the current market and the needs of the businesses, and the recent sales of a portion of the portfolio and the concurrent paydown of the Company’s margin loan, each as described above, are reflective of that evaluation.

Investments in marketable securities as of June 30, 2024 and September 30, 2023 are summarized below.

Investment in Financial Instruments

	June 30, 2024			September 30, 2023
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$325,021,000	$139,094,000	$185,927,000	$303,128,000	$165,412,000	$137,716,000

Note 9 - Income Taxes

For the nine months ended June 30, 2024, the Company recorded an income tax provision of $16,810,000 on the pretax income of $68,195,000. The income tax provision consisted of tax provisions of $3,690,000 on the realized gains on marketable securities, $12,480,000 on the unrealized gains on marketable securities, $50,000 on income from foreign operations, and $1,440,000 on income from US operations and dividend income, partially offset by a tax benefit of $330,000 for the dividends received deduction and other permanent book and tax differences, and a tax benefit of $520,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the nine months ended June 30, 2024 was 24.65%, after including the taxes on the realized and unrealized gains on marketable securities.

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

Note 10 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. At June 30, 2024, the margin loan balance was approximately $27.5 million. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of June 30, 2024 was 6%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining 10 years. This real estate loan had a balance of approximately $1.16 million as of June 30, 2024. Each monthly installment payment is approximately $16,700. In April 2022, the Company sold approximately 17,564 square feet of the land along the front of its Logan building to the City of Logan for approximately $381,000 in connection with the City of Logan’s street widening project. In October 2022, the Company again amended this real estate loan contract as the bank transferred its index to the Secured Overnight Financing Rate from London Interbank Offered Rate which was ceased by the Federal Reserve and the Alternative Reference Rates Committee in the United States. The term of the loan, including the interest rate and the balance, remains unchanged.

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through June 2026.

Effective January 1, 2023, the Company began sponsoring a 401(k) retirement plan and a 409(A) non-qualified deferred compensation plan for its employees. As of June 30, 2024, there were deferred compensation liabilities of approximately $652,000, which were held under a 409(A) plan trust account secured by a company-owned life insurance policy.

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

Note 12 - Operating Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each of the reportable segments and its income and expenses is set forth below:

Overall Financial Results (000)
For the nine months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total

	2024	2023	2024		2023		2024		2023		2024	2023
Revenues
Advertising	$6,939	$6,498	$	---	$	---	$	---	$	---	$6,939	$6,498
Circulation	3,283	3,306		---		---		---		---	3,283	3,306
Advertising service fees and other	2,204	2,203		---		---		---		---	2,204	2,203
Licensing and maintenance fees	---	---		20,572		17,134		---		---	20,572	17,134
Consulting fees	---	---		9,939		11,148		---		---	9,939	11,148
Other public service fees	---	---		7,121		5,870		---		---	7,121	5,870
Total revenues	12,426	12,007		37,632		34,152		---		---	50,058	46,159
Operating expenses
Salaries and employee benefits	7,829	6,799		27,598		23,654		---		---	35,427	30,453
Decrease to the long-term Supplemental Compensation accrual	(1,380)	(795)		(30)		(20)		---		---	(1,410)	(815)
Others	4,376	3,691		9,319		9,608		---		---	13,695	13,299
Total operating expenses	10,825	9,695		36,887		33,242		---		---	47,712	42,937
Income from operations	1,601	2,312		745		910		---		---	2,346	3,222
Dividends and interest income	---	---		---		---		5,857		7,119	5,857	7,119
Gains on sales of marketable securities, net	---	---		---		---		14,261		422	14,261	422
Net unrealized gains on marketable securities	---	---		---		---		48,211		29,934	48,211	29,934
Net unrealized gains on non-qualified compensation plan	---	---		---		---		173		---	173	---
Interest expenses on margin loans and others	---	---		---		---		(2,622)		(3,085)	(2,622)	(3,085)
Interest expenses on note payable collateralized by real estate	---	---		---		---		(31)		(35)	(31)	(35)
Pretax income	1,601	2,312		745		910		65,849		34,355	68,195	37,577
Income tax expense	(390)	(595)		(380)		(175)		(16,040)		(8,870)	(16,810)	(9,640)
Net income	$1,211	$1,717		$365		$735		$49,809		$25,485	$51,385	$27,937
Total assets	$12,893	$15,794		$31,231		$34,143		$325,737		$316,038	$369,861	$365,975
Capital expenditures	$23	$70	$	---		$16	$	---	$	---	$23	$86

Overall Financial Results (000)
For the three months ended June 30

	Reportable Segments
	Traditional Business				Journal Technologies				Corporate income and expenses				Total

	2024		2023		2024		2023		2024		2023		2024		2023
Revenues
Advertising		$2,536		$2,304	$	---	$	---	$	---	$	---		$2,536	$2,304
Circulation		1,089		1,100		---		---		---		---		1,089	1,100
Advertising service fees and other		802		726		---		---		---		---		802	726
Licensing and maintenance fees		---		---		7,161		7,060		---		---		7,161	7,060
Consulting fees		---		---		3,438		4,393		---		---		3,438	4,393
Other public service fees		---		---		2,468		2,121		---		---		2,468	2,121
Total revenues		4,427		4,130		13,067		13,574		---		---		17,494	17,704
Operating expenses
Salaries and employee benefits		2,656		2,300		9,413		8,517		---		---		12,069	10,817
Decrease to the long-term Supplemental Compensation accrual		(580)		(95)		---		---		---		---		(580)	(95)
Others		1,611		1,256		3,304		3,413		---		---		4,915	4,669
Total operating expenses		3,687		3,461		12,717		11,930		---		---		16,404	15,391
Income from operations		740		669		350		1,644		---		---		1,090	2,313
Dividends and interest income		---		---		---		---		2,999		1,987		2,999	1,987
Net unrealized gains (losses) on marketable securities		---		---		---		---		28,018		(2,735)		28,018	(2,735)
Net unrealized gains on non-qualified compensation plan		---		---		---		---		173		---		173	---
Interest expenses on margin loans and others		---		---		---		---		(435)		(1,172)		(435)	(1,172)
Interest expenses on note payable collateralized by real estate		---		---		---		---		(10)		(11)		(10)	(11)
Pretax income (loss)		740		669		350		1,644		30,745		(1,931)		31,835	382
Income tax (expense) benefit		(190)		(160)		(290)		(310)		(8,000)		765		(8,480)	295
Net income (loss)		$550		$509		$60		$1,334		$22,745		$(1,166)		$23,355	$677
Total assets		$12,893		$15,794		$31,231		$34,143		$325,737		$316,038		$369,861	$365,975
Capital expenditures	$	---	$	---	$	---		$12	$	---	$	---	$	----	$12

During the nine months ended June 30, 2024, the Traditional Business had total operating revenues of $12,426,000 with $9,143,000 recognized after services were provided and $3,283,000 recognized ratably over the subscription terms, as compared with total operating revenues of $12,007,000 with $8,701,000 recognized after services were provided and $3,306,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $37,632,000 with $17,329,000 recognized upon completion of services and $20,303,000 recognized ratably over the subscription periods, as compared with total operating revenues of $34,152,000 with $16,835,000 recognized upon completion of services and $17,317,000 recognized ratably over the subscription periods in the prior fiscal year period.

During the three months ended June 30, 2024, the Traditional Business had total operating revenues of $4,427,000 with $3,338,000 recognized after services were provided and $1,089,000 recognized ratably over the subscription terms, as compared with total operating revenues of $4,130,000 with $3,030,000 recognized after services were provided and $1,100,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $13,067,000 with $5,945,000 recognized upon completion of services and $7,122,000 recognized ratably over the subscription periods, as compared with total operating revenues of $13,574,000 with $6,148,000 recognized upon completion of services and $7,426,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 75% of the Company’s revenues during the nine-month period ended June 30, 2024 were derived from Journal Technologies, as compared with 74% in the prior year period. In addition, the Company’s revenues have been primarily from the United States with approximately 10% from foreign countries during the nine months ended June 30, 2024. Journal Technologies’ revenues are primarily from governmental agencies.

Note 13 - Subsequent Events

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no subsequent events occurred that required recognition to the financial statements or disclosures in the Notes to Consolidated Financial Statements, except for the event mentioned below.

In July 2024, the Board approved the conversion of the consulting arrangement the Company had with Mr. Steven Myhill-Jones, the Company’s chairman and chief executive officer, to an employment relationship directly with Mr. Myhill-Jones. In addition, the Company’s Compensation Committee granted Mr. Myhill-Jones, 400 fully vested shares of the Company’s common stock and 400 restricted stock units, both under the Company’s 2024 Equity Incentive Plan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a software development company, and (2) Journal Technologies, Inc., which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including e-filing and a website to pay traffic citations and fees online. These products are licensed or subscribed to in approximately 30 states and internationally.

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each reportable segment and its income and expenses is set forth below:

Overall Financial Results (000)
For the nine months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate income and expenses				Total

	2024	2023	2024		2023		2024		2023		2024	2023
Revenues
Advertising	$6,939	$6,498	$	---	$	---	$	---	$	---	$6,939	$6,498
Circulation	3,283	3,306		---		---		---		---	3,283	3,306
Advertising service fees and other	2,204	2,203		---		---		---		---	2,204	2,203
Licensing and maintenance fees	---	---		20,572		17,134		---		---	20,572	17,134
Consulting fees	---	---		9,939		11,148		---		---	9,939	11,148
Other public service fees	---	---		7,121		5,870		---		---	7,121	5,870
Total revenues	12,426	12,007		37,632		34,152		---		---	50,058	46,159
Operating expenses
Salaries and employee benefits	7,829	6,799		27,598		23,654		---		---	35,427	30,453
Decrease to the long-term Supplemental Compensation accrual	(1,380)	(795)		(30)		(20)		---		---	(1,410)	(815)
Others	4,376	3,691		9,319		9,608		---		---	13,695	13,299
Total operating expenses	10,825	9,695		36,887		33,242		---		---	47,712	42,937
Income from operations	1,601	2,312		745		910		---		---	2,346	3,222
Dividends and interest income	---	---		---		---		5,857		7,119	5,857	7,119
Gains on sales of marketable securities, net	---	---		---		---		14,261		422	14,261	422
Net unrealized gains on marketable securities	---	---		---		---		48,211		29,934	48,211	29,934
Net unrealized gains on non-qualified compensation plan	---	---		---		---		173		---	173	---
Interest expenses on margin loans and others	---	---		---		---		(2,622)		(3,085)	(2,622)	(3,085)
Interest expenses on note payable collateralized by real estate	---	---		---		---		(31)		(35)	(31)	(35)
Pretax income	1,601	2,312		745		910		65,849		34,355	68,195	37,577
Income tax expense	(390)	(595)		(380)		(175)		(16,040)		(8,870)	(16,810)	(9,640)
Net income	$1,211	$1,717		$365		$735		$49,809		$25,485	$51,385	$27,937
Total assets	$12,893	$15,794		$31,231		$34,143		$325,737		$316,038	$369,861	$365,975
Capital expenditures	$23	$70	$	---		$16	$	---	$	---	$23	$86

Comparable nine-month periods ended June 30, 2024 and 2023

Consolidated Financial Comparison

Consolidated revenues were $50,058,000 and $46,159,000 for the nine months ended June 30, 2024 and 2023, respectively. This increase of $3,899,000 (8%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $3,438,000, and other public service fees of $1,251,000, partially offset by decreased consulting fees of $1,209,000, and (ii) the Traditional Business’ advertising revenues of $441,000.

Approximately 75% of the Company’s revenues during the nine months ended June 30, 2024 were derived from Journal Technologies, as compared with 74% in the prior fiscal year period. In addition, the Company’s revenues during the quarter were primarily from the United States, with approximately $5,219,000 (10%) from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $4,775,000 (11%) to $47,712,000 from $42,937,000. Total salaries and employee benefits increased by $4,974,000 (16%) to $35,427,000 from $30,453,000 primarily due to annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects. Outside services increased by $91,000 (2%) to $4,976,000 from $4,885,000 mainly because of additional contractor services and increased third-party hosting fees which were billed to clients. Accounting and legal fees decreased by $17,000 (2%) to $739,000 from $756,000 primarily resulting from decreased legal fees. Other general and administrative expenses decreased by $53,000 (2%) to $2,850,000 from $2,903,000 mainly because there were decreased business travel expenses as compared to the prior fiscal year period, partially offset by purchase of directors and officers insurance and additional accruals for the directors’ stipends.

The Company’s non-operating income, net of expenses, increased by $31,494,000 (92%) to $65,849,000 from $34,355,000 in the prior fiscal year period primarily because of (i) the recording of realized net gains on sales of marketable securities of $14,261,000 as compared with $422,000 in the prior fiscal year period, and (ii) the recording of net unrealized gains on marketable securities of $48,211,000 as compared with $29,934,000 in the prior fiscal year period. These increases were partially offset by a decrease in dividends and interest income of $1,262,000 (18%) to $5,857,000 from $7,119,000.

During the nine months ended June 30, 2024, the Company’s consolidated pretax income was $68,195,000, as compared to $37,577,000 in the prior fiscal year period. There was consolidated net income of $51,385,000 ($37.32 per share) for the nine months ended June 30, 2024, as compared with $27,937,000 ($20.29 per share) in the prior fiscal year period.

At June 30, 2024, the aggregate fair market value of the Company’s marketable securities was $325,021,000. These securities had approximately $185,927,000 of net unrealized gains before taxes of $48,135,000. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the nine months ended June 30, 2024, the Company recorded an income tax provision of $16,810,000 on the pretax income of $68,195,000. The income tax provision consisted of tax provisions of $3,690,000 on the realized gains on marketable securities, $12,480,000 on the unrealized gains on marketable securities, $50,000 on income from foreign operations, and $1,440,000 on income from US operations and dividend income, partially offset by a tax benefit of $330,000 for the dividends received deduction and other permanent book and tax differences, and a tax benefit of $520,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the nine months ended June 30, 2024 was 24.65%, after including the taxes on the realized and unrealized gains on marketable securities.

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

The Traditional Business

The Traditional Business’ pretax income decreased by $711,000 (31%) to $1,601,000 from $2,312,000 in the prior fiscal year period.  This decrease was primarily from increased accrued personnel costs of $1,030,000, partially offset by an increase in revenues of $419,000 and a larger reduction of $585,000 (74%) to the long-term supplemental compensation accrual to arrive at a reduction of $1,380,000 as compared with a reduction of $795,000 in the prior fiscal year period.

During the nine months ended June 30, 2024, the Traditional Business had total operating revenues of $12,426,000, as compared with $12,007,000 in the prior fiscal year period. Advertising revenues increased by $441,000 (7%) to $6,939,000 from $6,498,000, primarily resulting from increased commercial advertising revenues of $421,000, legal notice advertising revenues of $29,000, and trustee sale notice advertising revenues of $53,000, partially offset by decreased government notice advertising revenues of $62,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased slightly by 1% during the nine months ended June 30, 2024 as compared to the prior fiscal year period. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 86% of the total public notice advertising revenues during the nine months ended June 30, 2024. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 14% of the Company's total operating revenues for the nine months ended June 30, 2024 and 15% for the nine months ended June 30, 2023.

The Daily Journals accounted for about 94% of the Traditional Business’ total circulation revenues, which decreased by $23,000 (1%) to $3,283,000 from $3,306,000. The court rule and judicial profile services generated about 4% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $1,715,000 (16%) to $12,205,000 from $10,490,000, primarily resulting from increased accrued personnel costs, the directors and officers insurance, and increased directors’ stipend accruals during this last fiscal quarter.

Journal Technologies

During the nine months ended June 30, 2024, Journal Technologies’ business segment pretax income decreased by $165,000 (18%) to $745,000 from $910,000 in the prior fiscal year period primarily resulting from increased operating expenses of $3,645,000, which were partially offset by increased operating revenues of $3,480,000.

Revenues increased by $3,480,000 (10%) to $37,632,000 from $34,152,000 in the prior fiscal year period. Licensing and maintenance fees increased by $3,438,000 (20%) to $20,572,000 from $17,134,000. Consulting fees decreased by $1,209,000 (11%) to $9,939,000 from $11,148,000 mainly due to fewer project go-lives. Other public service fees increased by $1,251,000 (21%) to $7,121,000 from $5,870,000 primarily because of increased e-filing fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance periods.

Operating expenses increased by $3,645,000 (11%) to $36,887,000 from $33,242,000 primarily because of (i) increased personnel costs because of annual salary adjustments, (ii) additional contractor services and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects, and (iii) increased third-party hosting fees which were billed to clients.

Journal Technologies continues to update and upgrade its software products, which includes work deemed necessary by management to strengthen and update aspects like user experience, documentation, and ease of ongoing customer upgrades (which should correspondingly reduce costs for Journal Technologies over the longer term). These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Impact of the COVID-19 Pandemic

Although the World Health Organization has declared an end to the COVID-19 emergency, enduring changes in society and the ability to perform project work resulting from efforts to contain the COVID-19 pandemic may have continuing effects on the Company’s business and margins until projects from this era are completed and invoiced. For example, for Journal Technologies, although we were able to complete many existing projects remotely, we were delayed in finishing certain implementations and trainings because of our inability to work with clients in-person.  Given that we are typically paid for implementation services upon “go-live” of a system, recognition of those revenues has been delayed and in some cases costs have increased. This can also create a risk of contract cancellations for in-progress projects, which has not been a common issue to date, and Journal Technologies is working to minimize additional cancellations.

Reportable Segments (for the three-month periods ended June 30, 2024 and 2023)

Overall Financial Results (000)
For the three months ended June 30

	Reportable Segments
	Traditional Business				Journal Technologies				Corporate income and expenses				Total

	2024		2023		2024		2023		2024		2023		2024		2023
Revenues
Advertising		$2,536		$2,304	$	---	$	---	$	---	$	---		$2,536	$2,304
Circulation		1,089		1,100		---		---		---		---		1,089	1,100
Advertising service fees and other		802		726		---		---		---		---		802	726
Licensing and maintenance fees		---		---		7,161		7,060		---		---		7,161	7,060
Consulting fees		---		---		3,438		4,393		---		---		3,438	4,393
Other public service fees		---		---		2,468		2,121		---		---		2,468	2,121
Total revenues		4,427		4,130		13,067		13,574		---		---		17,494	17,704
Operating expenses
Salaries and employee benefits		2,656		2,300		9,413		8,517		---		---		12,069	10,817
Decrease to the long-term Supplemental Compensation accrual		(580)		(95)		---		---		---		---		(580)	(95)
Others		1,611		1,256		3,304		3,413		---		---		4,915	4,669
Total operating expenses		3,687		3,461		12,717		11,930		---		---		16,404	15,391
Income from operations		740		669		350		1,644		---		---		1,090	2,313
Dividends and interest income		---		---		---		---		2,999		1,987		2,999	1,987
Net unrealized gains (losses) on marketable securities		---		---		---		---		28,018		(2,735)		28,018	(2,735)
Net unrealized gains on non-qualified compensation plan		---		---		---		---		173		---		173	---
Interest expenses on margin loans and others		---		---		---		---		(435)		(1,172)		(435)	(1,172)
Interest expenses on note payable collateralized by real estate		---		---		---		---		(10)		(11)		(10)	(11)
Pretax income (loss)		740		669		350		1,644		30,745		(1,931)		31,835	382
Income tax (expense) benefit		(190)		(160)		(290)		(310)		(8,000)		765		(8,480)	295
Net income (loss)		$550		$509		$60		$1,334		$22,745		$(1,166)		$23,355	$677
Total assets		$12,893		$15,794		$31,231		$34,143		$325,737		$316,038		$369,861	$365,975
Capital expenditures	$	---	$	---	$	---		$12	$	---	$	---	$	----	$12

Consolidated Financial Comparison

Consolidated revenues were $17,494,000 and $17,704,000 for the three months ended June 30, 2024 and 2023, respectively. This decrease of $210,000 (1%) was primarily from decreased consulting fees of $955,000 (22%), partially offset by increases in (i) Journal Technologies’ license and maintenance fees of $101,000 (1%), and other public service fees of $347,000 (16%), and (ii) the Traditional Business’ advertising revenues of $232,000 (10%) and advertising service fees and other of $76,000 (10%).

Approximately 75% and 77% of the Company’s revenues were derived from Journal Technologies during the three-month periods ended June 30, 2024 and 2023, respectively. In addition, the Company’s revenues during the quarter were primarily from the United States, with approximately $676,000 (4%) from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $1,013,000 (7%) to $16,404,000 from $15,391,000. Total salaries and employee benefits increased by $1,252,000 (12%) to $12,069,000 from $10,817,000 primarily due to annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the company’s installation projects. Outside services decreased by $179,000 (9%) to $1,726,000 from $1,905,000 mainly because of reduced contractor services. Accounting and legal fees increased by $67,000 (26%) to $328,000 from $261,000 primarily resulting from increased legal fees. Other general and administrative expenses increased by $350,000 (47%) to $1,093,000 from $743,000 mainly because of the purchase of directors and officers insurance, and additional accruals for the directors’ stipends.

The Company’s non-operating income, net of expenses, increased by $32,676,000 (1,692%) to $30,745,000 from a loss of $1,931,000 in the prior fiscal year period primarily because of (i) the recording of net unrealized gains on marketable securities of $28,018,000 as compared with unrealized losses of $2,735,000 in the prior fiscal year period, and (ii) an increase in dividends and interest income of $1,012,000 (51%) to $2,999,000 from $1,987,000.

During the three months ended June 30, 2024, the Company’s consolidated pretax income was $31,835,000, as compared to $382,000 in the prior fiscal year period. There was consolidated net income of $23,355,000 ($16.96 per share) for the three months ended June 30, 2024, as compared with $677,000 ($0.49 per share) in the prior fiscal year period.

The Traditional Business

The Traditional Business’ pretax income increased by $71,000 (9%) to $740,000 from $669,000 in the prior fiscal year period, primarily due to an increased reduction of $485,000 (511%) to the long-term supplemental compensation accrual to arrive at a reduction of $580,000 as compared with a reduction of $95,000 in the prior fiscal year period, partially offset by increased personnel costs of $356,000 (15%) to $2,656,000 from $2,300,000.

During the three months ended June 30, 2024, the Traditional Business had total operating revenues of $4,427,000, as compared with $4,130,000 in the prior fiscal year period. Advertising revenues increased $232,000 (10%) to $2,536,000 from $2,304,000, primarily resulting from increased commercial advertising revenues of $212,000, trustee sale notice advertising revenues of $24,000, and government notice advertising revenues of $42,000.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $711,000 (20%) to $4,267,000 from $3,556,000, primarily resulting from increased accrued personnel costs, the directors and officers insurance, and increased directors’ stipend accruals during this last fiscal quarter.

Journal Technologies

During the three months ended June 30, 2024, Journal Technologies’ business segment pretax income decreased by $1,294,000 (79%) to $350,000 from $1,644,000 in the prior fiscal year period primarily resulting from increased operating expenses of $787,000 and decreased revenues of $507,000.

Revenues decreased by $507,000 (4%) to $13,067,000 from $13,574,000 in the prior fiscal year period. Licensing and maintenance fees increased by $101,000 (1%) to $7,161,000 from $7,060,000. Consulting fees decreased by $955,000 (22%) to $3,438,000 from $4,393,000 mainly due to fewer project go-lives. Other public service fees increased by $347,000 (16%) to $2,468,000 from $2,121,000 primarily because of increased e-filing fee revenues.

Operating expenses increased by $787,000 (7%) to $12,717,000 from $11,930,000 primarily because of (i) increased personnel costs because of necessary salary adjustments, (ii) the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects, (iii) increased third-party hosting fees which were billed to clients.

Liquidity and Capital Resources

During the nine months ended June 30, 2024, the Company’s cash and cash equivalents, restricted cash, and marketable security positions increased by $11,108,000 after the recording of net pretax unrealized gains on marketable securities of $48,211,000. In March 2024, the Company sold part of its marketable securities for approximately $40,579,000. Cash and cash equivalents as well as proceeds from sales of marketable securities were primarily used to pay down the margin loan balance by $47,500,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $139,094,000 and a market value of about $325,021,000 at June 30, 2024, generated approximately $5,857,000 in dividends and interest income during the nine months ended June 30, 2024. These securities had approximately $185,927,000 of net unrealized gains before estimated taxes of $48,135,000 which will become due only when we sell securities in which there is unrealized appreciation. The balance on the Company’s margin loan secured by the securities portfolio was $27,500,000 and $75,000,000 at June 30, 2024, and September 30, 2023, respectively.

Cash flows from operating activities decreased by $11,636,000 during the nine months ended June 30, 2024, as compared to the prior fiscal year period, primarily due to (i) increases in the Company’s income tax receivable of $882,000 and accounts receivable of $3,129,000, (ii) decreases in accounts payable of $919,000, and deferred revenues of $6,190,000 and (iii) decreases in the Company’s net income of $5,690,000, excluding the increases in unrealized gains on marketable securities of $18,277,000, a decrease in stock dividends of $2,978,000, and increases in realized net gains on sales of marketable securities of $13,839,000. This was partially offset by increases in the Company’s deferred tax liability of $4,114,000, income taxable payable of $847,000 and accrued liabilities of $342,000, including non-qualified deferred compensation.

As of June 30, 2024, the Company had working capital of $318,528,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $25,466,000.

The Company believes that it will be able to fund its operations for the foreseeable future through its cash flows from operations and its current working capital and expects that any such cash flows will be invested in its businesses. The Company may or may not have the ability to borrow additional amounts against its marketable securities and, among other possibilities, it may be required to consider selling additional securities to generate cash if needed to fund ongoing operations. The amount available for borrowing is based on the market value of the Company’s investment portfolio and fluctuates depending on the value of the underlying securities.  In addition, the Company could be subject to margin calls should the balance of the investment decrease significantly.

The Company is not a smaller version of Berkshire Hathaway Inc. The Company’s goal is simply to continue to develop a successful and profitable software business, while continuing to enjoy the benefit of its Traditional Business for as long as possible.

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that revenue recognition, accounting for software costs, fair value measurement and disclosures, and income taxes are critical accounting policies and estimates.

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

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2023, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024. There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended June 30, 2024, although the Company has begun a process intended to rectify these material weaknesses in its internal control over financial reporting.

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

DATE: August 14, 2024