Form 10-K
period 2024-09-30
DAILY JOURNAL CORP
filed 2024-12-31
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2024

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

As of March 31, 2024, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $497,910,000.

As of November 30, 2024, there were outstanding 1,377,026 shares of Common Stock.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts, and disruptive new technologies like artificial intelligence; Journal Technologies’ reliance on professional services engagements with justice agencies; material changes in the costs of postage and paper; additional possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a decline in subscriber revenues; possible security breaches of the Company’s software or websites; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-K, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission.

PART I

Item 1. Business

Daily Journal Corporation (“Daily Journal” or “the Company”) publishes newspapers and websites covering California and Arizona news and produces several specialized information publications. It also serves as a newspaper representative specializing in public notice advertising. This is sometimes referred to as the Company’s “Traditional Business”.

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of the Company, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including e-filing and a website to pay traffic citations and fees online. These products are licensed or subscribed to in approximately 32 states, and internationally.

Essentially all of the Company’s U.S. operations are based in California, Arizona and Utah. The Company also has a presence in Australia where Journal Technologies is working on three software installation projects and in British Columbia, Canada, where the Company has operated a wholly-owned subsidiary, Journal Technologies (Canada) Inc. since August 2022. Financial information of the Company, including information about each of the Company’s reportable segments, is set forth in Item 8 (“Financial Statements and Supplementary Data”).

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

The Daily Journals share much content. The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. At September 30, 2024, the Los Angeles Daily Journal had approximately 3,805 paid subscribers and the San Francisco Daily Journal had approximately 2,177 paid subscribers as compared with total paid subscriptions for both of The Daily Journals of 5,653 at September 30, 2023. The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been law firms and businesses wishing to reach the legal professional community. The gross revenues generated directly by The Daily Journals are attributable approximately 54% to subscriptions and 46% to the sale of advertising and other revenues. Revenues from The Daily Journals constituted approximately 11% of the Company's total operating revenues in both fiscal 2024 and 2023.

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

The Daily Journals are distributed by mail and hand delivery. The regular yearly subscription rate for each of The Daily Journals is $895 plus tax.

Most of the information published in The Daily Journals is available to subscribers online at www.dailyjournal.com.

Daily Commerce. Published since 1917, the Daily Commerce is based in Los Angeles and covers news of general interest, columns of interest to real estate investors and brokers, and information on distressed properties in Los Angeles County. The nature of the news coverage enhances the effectiveness of public notice advertising by distributing information about foreclosures to potential buyers. Features include default listings and probate sale notices. The Daily Commerce carries both public notice and commercial advertising. It is published each business day. A subscription includes online access to the Los Angeles and Ventura county foreclosure listings and public record database.

The Daily Recorder. The Daily Recorder, based in Sacramento, began operations in 1911. It is published each business day. In addition to general news items, it includes legal news and columns of interest to the Sacramento legal and real estate communities. It includes the Daily Appellate Report and carries commercial and public notice advertising. A subscription includes online access to Sacramento, Placer and El Dorado county foreclosure listings and public record database.

The Inter-City Express. The Inter-City Express (the “Express”) has been published since 1909. It covers general news of local interest and focuses its coverage on news about the real estate and legal communities in the Oakland/San Francisco area. The Express carries public notice advertising and is published each business day. A subscription includes online access to the Alameda, Contra Costa, Stanislaus, and San Francisco county foreclosure listing and public record database.

San Jose Post-Record. The San Jose Post-Record (the “Post-Record”) has been published since 1910. In addition to general news of local interest, the Post-Record focuses on legal and real estate news. It is published every business day and carries public notice advertising. A subscription includes online access to the Santa Clara and San Francisco county foreclosure listing and public record database.

Orange County Reporter. The Orange County Reporter (“Reporter”) has been an adjudicated newspaper of general circulation since 1922. In addition to general news of local interest, the Reporter publishes local and state legal, business and real estate news, and carries public notice advertising. The Reporter is published three days a week. A subscription includes online access to the Orange County foreclosure listings and public record database.

The Daily Transcript. The Daily Transcript is based in San Diego and published each business day. It reports general news items and San Diego commercial real estate, business and construction news. It has been an adjudicated newspaper of general circulation since 1909. It carries commercial and public notice advertising. A subscription includes online access to the San Diego County foreclosure listings and public record database.

Business Journal. The Business Journal, established in 1991, publishes news of general interest and provides coverage of the business and professional communities in Riverside County. It also carries public notice advertising and is published each business day. The subscription includes online access to the Riverside and San Bernardino county foreclosure listings and public record database.

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

The Company has several court rules services, including multi-volume, loose-leaf sets for state and federal courts in California. The Northern California set consists of nine volumes. The Southern California set has eight volumes. The Company updates these court rules on a monthly basis. In addition, the Company publishes single-volume rules for Los Angeles and San Diego counties. The single volumes are replaced when there are rule changes.

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

Advertising and Newspaper Representative. The Company's publications carry commercial advertising and public notice advertising. Commercial advertising consists of display and classified advertising and constituted about 4% of the Company’s total operating revenues in both fiscal 2024 and 2023.

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

Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 14% of the Company's total operating revenues in both fiscal 2024 and 2023. Most of these revenues were generated by (i) notices published in the Company’s newspapers, (ii) commissions and similar fees received from other publications in which the advertising was placed, and (iii) service fees to file notices with government agencies.

The California legislature passed a bill (AB542) which became effective January 1, 2024 that reduced the number of required publication days in a newspaper for self-service storage facility lien sales. The existing requirement was to publish the notice once per week for two consecutive weeks. Now, the notice can be published either once per week for two consecutive weeks in a newspaper or once in a newspaper and once on an Internet website that customarily conducts or advertises online auctions or sales. We were able to successfully adjust our advertising rates upward in anticipation of the change in law, meaning that we suffered only a small decline in revenue of approximately $14,000 in 2024 due to the new law. The effort to reduce the number of required publication notices, however, is likely to continue. Indeed, another bill (AB721) relative to school budget hearing notices, which will take effect January 1, 2027, provides that these notices may be posted on the school district’s website in lieu of being published in a newspaper.

For several years following the Global Financial Crisis that began in 2007, trustee sales legal advertising revenues were driven by the large number of foreclosures in California and Arizona, for which public notice advertising is required by law. Those revenues declined significantly in more recent years due to an improved economy and then to the COVID-related foreclosure moratoriums. Trustee sales legal advertising revenues represented about 2% of the Company’s total operating revenues in both fiscal 2024 and 2023 in which those moratoriums were generally lifted.

Other revenues are attributable to fees from attorneys taking continuing legal education tests published in The Daily Journals and online, and other miscellaneous fees including reprint services of articles published in The Daily Journals.

Journal Technologies

Journal Technologies provides case management software and related services to courts and other justice agencies. Its operations constituted about 76% of the Company’s total operating revenues in both fiscal 2024 and 2023. Journal Technologies earns revenues from license, maintenance and support fees paid by customers to use its software products; consulting fees paid by customers for installation, implementation and training services; and fees generated by the use of secure websites through which the general public can pay traffic citations and e-file cases.  Journal Technologies has the following product solutions based on the Company’s core eSeries Framework™ technology:

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

ePay-it™ ― a service primarily for the online payment of traffic citations.  Users can pay traffic citations by credit card and get information on traffic school. In addition, Journal Technologies also provides hosting services through AWS GovCloud for customers who choose to have it.

Almost all of Journal Technologies’ customers are government agencies, and most new software installation and licensing projects are subject to competitive bidding procedures. Accordingly, the ability of Journal Technologies to secure new customers is highly unpredictable. In addition, budget constraints, especially during stressful economic times, could force governmental agencies to defer or forgo consulting services or even to stop paying their annual software maintenance fees. As a technology-based company, Journal Technologies’ success depends on the continued improvement of its products, which is why the costs to update and upgrade them consistently constitute such a significant portion of the Company’s expenses.

The Company’s revenues from Journal Technologies’ foreign customers were approximately $6,153,000 in fiscal 2024 and $3,293,000 in fiscal 2023. The remainder of the Company’s other revenues in those years was attributable to the United States.

Journal Technologies (Canada)

Journal Technologies (Canada) Inc. was founded in August 2022 as a service company to provide management and advisory services related to corporate leadership, financial management, strategic planning, operational guidance, human resources, project management, software development, professional services, and various other services required by Daily Journal Corporation and Journal Technologies. It is primarily based in Victoria, Canada.

Materials and Postage

After personnel costs (included in “Salaries and employee benefits” and in “Outside services” in the accompanying consolidated statements of comprehensive income), postage and paper costs are typically the next two largest expenses for the Traditional Business. Paper and postage accounted for approximately 5% of the Traditional Business’ operating costs in both fiscal 2024 and 2023.

An adequate supply of newsprint and other paper is important to the Company's operations. The Company currently does not have a contract with any paper supplier. The Company has always been able to obtain sufficient newsprint for its operations, although past shortages of newsprint have sometimes resulted in higher prices. During fiscal 2024, the price of newsprint decreased about 14% and usage decreased about 2%.

We use the U.S. Postal Service for distribution of roughly 48% of our print newspaper subscriptions. During the past several years, the Company has instituted changes in an attempt to mitigate higher postage costs. These changes have included contracting for hand delivery in urban areas of San Francisco, Santa Clara, Alameda, San Diego, Riverside, Orange and Los Angeles counties, delivering pre-sorted newspapers to post offices, and bundling newspapers to reduce per-piece charges. In addition, the Company has an ink jet labeler which eliminates paper labels and enables the Company to receive bar code discounts from the postal service on some of its newspapers.

Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. During the past several years, the U.S. Postal Service has increased postal rates. During fiscal 2024, postage increased by $72,000 (15%) to $541,000 from $472,000.

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

Journal Technologies’ staff includes employees who are focused on marketing with the intention of growing market share over time, via additional consulting projects and licensing of products. Most of Journal Technologies’ new projects come from a competitive bidding process, but it is nonetheless important to communicate the Company’s offerings to potential customers at trade shows and other channels; understanding what is possible can inform requirements and build confidence over the buying process.

Competition

Competition for readers and advertisers is very intense, both by established publications and by new entries into the market. The Daily Journals face aggressive competition in Los Angeles and San Francisco. All of the Company's publications and products face strong competition from other publications and service companies. Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company's newspapers provide, along with general news coverage, attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage, but the Company believes its coverage, particularly that of The Daily Journals, is more complete. The Company believes that The Daily Journals are the most important newspapers serving California lawyers on a daily basis.

The Company's court rules publications face competition from case management systems and the courts themselves. Subscriptions to the single and multi-volume court rules continued to decline during fiscal 2024. The Company's Judicial Profile services have indirect competition because some of the same information is available through other sources, including the courts.

The newspaper industry continues to experience significant secular decline. The Company believes the long-term trend will be in the direction of fewer subscriptions to the Company’s publications, and that trend will certainly negatively impact the Company’s future revenues.

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

As artificial intelligence (AI) becomes increasingly integrated into both our personal and professional lives, many of our competitors are rapidly incorporating AI capabilities into their offerings to maintain a technological advantage. We have already introduced AI features in some of our products, and to continue delivering value to our customers and outpacing the competition, we must further invest in these cutting-edge technologies.

Remaining competitive requires periodic investment in technology to ensure modern patterns are followed; Journal Technologies has begun developing next-generation development patterns and practices to address technical debts that exist within current generation offerings.

Employees

The Company had approximately 400 full-time employees and contractors and about 11 part-time employees as of September 30, 2024, including about 280 employees and contractors at Journal Technologies and 22 employees at Journal Technologies (Canada). The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

Working Capital

The Company owns marketable securities that provides the Company with working capital in addition to its cash flow from operations, subject, of course, to the normal risks associated with owning securities. To a considerable extent, the Company also benefits from the fact that subscriptions and some licenses, maintenance and customer support are paid in advance. In fiscal 2013, the Company borrowed $14 million from its investment margin account to purchase all of the outstanding stock of New Dawn Technologies, Inc., and another $15.5 million to acquire substantially all of the operating assets and liabilities of ISD Technologies, Inc., in each case pledging its marketable securities to obtain favorable financing. In addition, there were subsequent borrowings of $45.5 million to purchase additional marketable securities bringing the margin loan balance up to $75 million as of September 30, 2023. In March 2024, the Company sold a portion of its marketable securities for approximately $40.6 million and used these proceeds and excess cash from operations to pay down the margin loan balance to $27.5 million at September 30, 2024.

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

The Company’s investment margin account has an interest rate that fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2024 was 5.5% after the first cut of 50 basis points to the central bank's key interest rate by Federal Reserve since 2020. The Federal Reserve may continue to reduce the rate in the near future. The Company’s interest expense on the margin account has decreased primarily due to the reduction to the investment margin account borrowings during fiscal 2024 and may continue to decrease more in the future because of the decreased interest rate.

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

Due to the uncertainties associated with the duration and severity of an event like COVID-19, the efforts to contain it, and the changes in business operations and personal behaviors that are likely to follow from it, it is difficult to estimate the magnitude of its impact on the Company’s business in future periods, but it could materially affect the Company’s operations, staffing levels, financial condition, liquidity and cash flows going forward. Also, with new norms established, many Journal Technologies employees continue working from home most days or following a hybrid schedule. The long-term downsides of these new norms on innovation and productivity are still being determined.

Risks Associated with the Maturation of Artificial Intelligence (AI) Technologies

The Company’s business may be materially affected--either positively or negatively--by the emergence of disruptive new technologies or approaches enabled by the rapid pace of innovation unfolding in the artificial intelligence space.

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

For Journal Technologies, AI may fundamentally alter or automate key customer workflows over time, obviating the need for its technology. AI will likely also create new and better ways for customers to achieve their mandates. The Company is allocating certain resources to ensure it has the capacity to recognize and pursue these opportunities, whether through in-house engineering, partnership, or mergers and acquisitions, but whether it will be successful is uncertain.

The process and approach to engineering software itself may change in notable ways, and this could impact the business model of Journal Technologies. Monitoring potential impacts of AI on companies in the marketable securities portfolio will also require attention.

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

From time to time, the legislatures in California and Arizona (and elsewhere) have considered various proposals that would result in the elimination or reduction of the amount of public notice advertising in printed newspapers required by statute. These proposals typically focus on the availability of alternative means of providing public notices, such as via the Internet. Some proposals also question the need for public notices at all. As noted above, some of these proposals have already become law. To the extent more of these proposals are adopted, particularly in California and Arizona, they could materially adversely affect the revenues of the Traditional Business.

In September 2023, the California legislature passed a bill (AB542) effective January 1, 2024 that set in motion a decline in legal advertising revenue of approximately $14,000 during fiscal 2024 by reducing the number of required publication days in a newspaper for self-service storage facility lien sales.  Another bill (AB721) relative to school budget hearing notices was also passed in September 2023. Effective January 1, 2027, these notices are to be moved to posting on the school district’s website in lieu of being published in a newspaper.

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

The Traditional Business also competes with serious competitors for public notice advertising in all of its markets. As the amount of this advertising has decreased due to the reduction in the number of foreclosures and other things discussed above, the competition to publish the remaining public notices has intensified and may result in a further decline in the Traditional Business’ public notice advertising revenues.

The Traditional Business continues to experience challenges in maintaining its commercial advertising and circulation revenues, particularly due to the growth of Internet sites.

Internet sites devoted to recruitment have become significant competitors of our newspapers and websites for classified advertising. In addition, there has been a steady consolidation of companies serving the legal marketplace, resulting in an ever-smaller group of companies placing display advertising. Furthermore, newspapers like ours have been struggling to compete for display advertising generally, given the many other forums (including Internet sites) that compete for advertising dollars. These trends are expected to continue and adversely affect the Traditional Business.

During fiscal 2024, we had a slight increase of $59,000 (1%) in circulation revenues primarily resulting from promotional sale efforts which we will continue. However, overall industry-wide circulation revenues have continued to decline as more and more information has become available online. Law firm mergers have also reduced the number of firms that purchase multiple subscriptions of our newspapers. It is not practical to assume that we will be able to offset future declines in subscriptions with increases in the subscription rate, and we cannot anticipate that our circulation revenues will continue to increase.

The Traditional Business is exposed to risks associated with fluctuations in postage and paper costs.

After personnel costs, postage and paper costs are typically the Company’s next two largest expenses. An adequate supply of newsprint and other paper is important to the operations of the Traditional Business. The Company currently does not have a contract with any paper supplier, and in the past, shortages of newsprint sometimes resulted in higher prices. Recently, there have been consolidations of newsprint suppliers, and paper prices may fluctuate substantially in the future.

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

The newspaper industry continues to experience significant secular decline, although the number of subscriptions to The Daily Journals has increased recently primarily due to promotional efforts. The Company believes the long-term trend will be in the direction of fewer subscriptions to the Daily Journals and court rule publications, and that trend will certainly impact the Company’s future revenues.

Risks Associated with Journal Technologies

The success of Journal Technologies depends in large part on the technological update and upgrade of its software products.

Journal Technologies’ success depends on the continued improvement of its products, and the costs to update and upgrade those products consistently represent a large portion of Journal Technologies’ expenses. There are many uncertainties in the process of courts and other justice agencies migrating to newer case management systems, including whether Journal Technologies’ versions of these systems will find general acceptance and whether the modification of such systems can be done in a cost-effective manner. The costs to update and upgrade Journal Technologies’ products are expensed as incurred and will impact earnings at least through the foreseeable future. To build out next-generation technology there is up-front investment required, which is now underway and will increase. Likewise, investment is required to improve existing technology to simplify the process of configuring, managing and updating systems. These investments are being made to both improve win rates and maximize the efficiency of building and deploying customer systems. The intention is to improve profitability, but if this development is not done effectively, it may not yield the expected competitive advantages or intended efficiencies.

Journal Technologies faces significant competition from other case management software vendors.

There is significant competition among a limited number of companies to provide services and software to courts and other justice agencies, and some of these companies are much larger and have greater access to capital and other resources than Journal Technologies. Normally, the vendor is selected through a bidding process, and often the customers will express a preference for, or even require, larger vendors. An inability to successfully compete in this difficult market could materially affect the earnings of Journal Technologies. Likewise, specialized vendors in specific vertical markets may develop or continue to enhance specific solutions for certain customer types that are sufficiently focused and turnkey, or leverage disruptive new approaches, that Journal Technologies will struggle to compete with them.

The customers of Journal Technologies are public sector entities, thus creating special issues and risks.

Almost all of the customers of Journal Technologies are courts, justice agencies, and other government entities. Accordingly, we face special risks associated with governmental budget constraints, especially during stressful economic times, which could force government entities to defer or forego consulting services or even stop paying their annual software license and maintenance fees. In addition, we encounter risks related to a longer and more complicated sales cycle than exists for commercial customers, political issues related to resource allocation, administration turnover and preferences for internal case management solutions or for a particular vendor, complicated bidding procedures, and fluctuations in the demand for information technology products and services. Project success frequently involves dependencies on customers or third-party vendors/partners completing their responsibilities in an organized, workmanlike, and timely fashion.

Journal Technologies generally recognizes revenues for software installations only upon completion of the applicable services and customer acceptance of the software system.

In many cases, installation fees are not due until the customer has indicated its satisfaction with the installed system, and it has “gone live” or upon completion of certain milestones. Accordingly, we do not recognize revenues for installation services or for most other consulting services until after the services have been performed and accepted. There are significant risks associated with our ability to complete our services to the satisfaction of our customers and to fulfill the requirements that entitle us to be paid. An inability to realize payment for services performed could materially affect the earnings of Journal Technologies. Additional costs may not be recoverable for historic projects with flexible scopes or scopes that are subject to interpretation, or projects that require adjustments due to technology changes that occur due to the passage of time.

The end-of-life process for legacy products and customer transitions to new products must be handled effectively.

Disruptions that affect long-standing customer relationships can have negative reputational implications for Journal Technologies and can affect its earnings.

Risks Associated with Our Holdings of Marketable Securities

A large portion of the Company’s assets is held in publicly traded securities, and the prices of those securities may decline.

As of September 30, 2024, the Company held marketable securities worth approximately $358,691,000, with an unrealized gain for financial statement purposes of $219,597,000. While this portfolio has enabled the Company to borrow on favorable terms for acquisitions and to better compete for case management software opportunities that are usually limited to “large” firms, it is unusual for a public company to invest a significant amount of its available cash in the marketable securities of other public companies. The value of these securities could decline, which would adversely affect net income and shareholders’ equity.

As of September 30, 2024, the Company’s holdings of marketable securities were concentrated in just six companies. Accordingly, a significant decline in the market value of one or more of the Company’s holdings may not be offset by hypothetically better performance of other holdings. This concentration of risk may result in a pronounced effect on net income and shareholders’ equity.

The irreplaceable manager of our marketable securities portfolio passed away in November 2023.

Charles T. Munger, the legendary investor of Berkshire Hathaway fame, was a director of the Company for many decades, and long managed the Company’s holdings of marketable securities. Mr. Munger passed away on November 28, 2023. Although the Board has been working to ensure that the portfolio remains well-managed, it’s impossible to ever replace Mr. Munger. Given the loss of Mr. Munger, the Company does not expect the future financial performance of its marketable securities portfolio to rival its past performance. Henceforth, the Company expects to manage and harvest its marketable securities portfolio primarily to support the further development of Journal Technologies and its business. The Company does not anticipate initiating new investments in public common stocks unrelated to its core businesses.

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

During fiscal 2024, at the request of the Board of Directors, the Company engaged a third-party to help assess opportunities to address the foregoing concerns and formulate a strategy to mitigate material weaknesses. Based on recommendations in the final report from July 2024, we have begun a process intended to rectify these material weaknesses in the Company’s internal control over financial reporting in fiscal 2025.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company is committed to safeguarding its information systems and data against evolving cybersecurity threats. With operations spanning traditional publishing and the technology-driven Journal Technologies segment, the Company prioritizes robust cybersecurity measures to protect its operations, customers, and stakeholders. The Company employs a comprehensive cybersecurity risk management framework to identify, assess, and address risks that could impact business operations, sensitive client data, and the Company’s portfolio of marketable securities. This framework incorporates:

1.	Technology Solutions: Prioritizing the security of Journal Technologies’ court and justice software systems, which manage critical data and workflows.
2.	Traditional Business: Protecting the systems and data supporting the Company’s publishing and printing operations.
3.	Financial Portfolio: Securing systems and processes related to the management of the Company’s substantial marketable securities portfolio.

Governance and Oversight

The Company’s Board of Directors as a whole supervises the Company’s cybersecurity strategy and regularly reviews cybersecurity risks, incident reports, and risk mitigation initiatives.

Journal Technologies has a Chief Information Security Office (CISO) made up of internal cybersecurity practitioners who evaluate, identify, and mitigate significant risks posed by cybersecurity threats, with a focus on safeguarding the Company’s technology, data, and intellectual property.

In August 2024, Journal Technologies hired a Director of Security Operations to lead the CISO team. With extensive IT leadership experience and a Certified Information Systems Security Professional (CISSP) credential, the Director oversees security strategies, incident response plans, and risk assessments. Reporting directly to senior management, the Director works closely with internal teams and external experts to align Journal Technologies’ practices with industry standards.

The Company has also established a dedicated Cybersecurity Working Group, with members from both the Traditional Business and Journal Technologies, to collaborate on threat intelligence, incident response strategies, policy alignment, and security technology advancements. This partnership ensures both entities remain proactive in addressing evolving threats and benefit from shared expertise to implement coordinated security measures.   The Company’s senior management works closely with the CISO and the Cybersecurity Working Group to identify matters requiring the attention of the Board of Directors.

Cybersecurity Practices and Safeguards

The Company uses a multi-layered approach to cybersecurity, including:

•

Threat Detection and Response: The Company employs enterprise security systems as the backbone of a defense in depth (DiD) strategy, such as patch management, intrusion detection, and network segmentation. A managed detection and response (MDR) solution from a world-class security company unifies our antivirus/malware (NGAV), endpoint detection and response (EDR), cyber threat intelligence, managed threat hunting capabilities, and security hygiene.

•

Employee Training and Awareness: The Company provides regular cybersecurity training for employees to enhance awareness of common threats, such as phishing and ransomware. All Journal Technologies employees undergo annual CJIS training and certification.

•

Risk Register: The Company maintains a central Risk Register as part of its cybersecurity risk management framework. This Risk Register identifies risks and their potential impacts, mitigation strategies, and ongoing monitoring efforts.

•

Third-Party Risk Management: The Company evaluates third-party vendors prior to onboarding to ensure they have industry standard best practices in place and, when applicable, verified by an external audit firm. The Company monitors third-party providers for breaches or other cybersecurity events and annually review each vendor’s SOC 2 audit reports.

•

Incident Response Planning: The Company maintains a formalized incident response (IR) plan to address and remediate cybersecurity incidents. The plan defines roles and responsibilities and includes runbooks for likely scenarios. The Company performs testing of the IR plan at least annually with the results reported to senior management.

•

Certifications: Several of the Company’s security personnel on the CISO team have and maintain CISSP, GCIH (GIAC Certified Incident Handler) and OSCP (Offensive Security Certified Professional) certifications.

•

Business Continuity: The Traditional Business and Journal Technologies have each implemented a Business Continuity Plan and Disaster Recovery (BCP/DR) with procedures aimed at minimizing downtime and facilitating recovery of both internal and customer assets in the event of a service disruption. The plan includes clearly defined roles, step-by-step recovery processes, and prioritized action plans to address various scenarios, such as natural disasters, cyber incidents, and hardware failures. We regularly test and update our BCP/DRs.

•	Other Measures: The Company uses other measures to protect the Company and its employees from cyberattacks including:
○	Enforcing multi-factor authentication (MFA) for all systems
○	Deploying anti-phishing solutions to detect and block suspicious emails
○	Using single sign-on (SSO) solutions integrated with secure identity providers
○	Simulating phishing attacks to measure awareness and improve training programs
○	Implementing Security Information and Event Management (SIEM) systems for continuous monitoring and logging.

Incident Reporting and Disclosure

The Company adheres to strict protocols for evaluating and reporting cybersecurity incidents. Any incidents determined to have a material impact—assessed based on financial, operational, or reputational factors—are raised with the Board of Directors and, if necessary, disclosed in accordance with regulatory requirements.

Item 2. Properties

The main Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, which is occupied by the Company. Approximately 75% of the building is devoted to office space and the remainder to printing and production equipment and facilities. In 2003, the Company finished building an adjacent 37,000 square foot building and parking facilities on properties it acquired in 1996 and 1998. This building provides additional office, production and storage space. Since so many Journal Technologies employees are working remotely from home post-COVID or at clients’ sites, the Company intends to consolidate the two offices into one and will continue to seek to either sell or lease out the adjacent building in 2025.

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

	High	Low
Fiscal 2024
Quarter ended December 31, 2023	$357.34	$286.05
Quarter ended March 31, 2024	402.95	309.22
Quarter ended June 30, 2024	394.50	333.29
Quarter ended September 30, 2024	512.49	387.00

Fiscal 2023
Quarter ended December 31, 2022	$311.39	$245.54
Quarter ended March 31, 2023	315.23	258.00
Quarter ended June 30, 2023	297.75	270.05
Quarter ended September 30, 2023	315.50	282.50

As of December 16, 2024, there were approximately 298 holders of record of the Company’s common stock, and the last trade was at $577.94 per share.

The Company did not declare or pay any dividends during fiscal 2024 or 2023. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

During fiscal 2024, the Company started a 2024 Equity Incentive Plan (the “Plan”) and granted the Company’s Chairman and Chief Executive Officer, Steven Myhill-Jones, 400 fully vested shares of the Company’s common stock and 400 restricted stock units in July 2024. Fifty-percent of the restricted stock units shall become vested on each of the first two anniversaries of the grant date so long as Mr. Myhill-Jones is then continuing to provide service to the Company, with vesting to be accelerated if he is terminated by the Company without Cause (as defined in the Plan). The Company did not have any equity compensation plans in fiscal 2023, and it did not sell any securities, whether or not registered under the Securities Act of 1933, during the past two fiscal years.

From time to time, the Company has repurchased shares of its common stock and may do so in the future. The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan. See Note 2 of Notes to Consolidated Financial Statements for more information. The Company’s stock repurchase program remains in effect, but the Company did not repurchase any shares during fiscal 2024 and 2023.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a software development company, and (2) Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including e-filing and a website to pay traffic citations and fees online. These products are licensed or subscribed to in approximately 32 states and internationally.

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each of the reportable segments and the Company’s corporate income and expenses is set forth below:

Overall Financial Results (000)

For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2024	2023	2024		2023		2024		2023		2024	2023
Revenues
Advertising	$9,325	$8,955	$	---	$	---	$	---	$	---	$9,325	$8,955
Circulation	4,462	4,403		---		---		---		---	4,462	4,403
Advertising service fees and other	3,039	2,895		---		---		---		---	3,039	2,895
Licensing and maintenance fees	---	---		28,265		23,503		---		---	28,265	23,503
Consulting fees	---	---		15,086		19,776		---		---	15,086	19,776
Other public service fees	---	---		9,754		8,177		---		---	9,754	8,177
Total operating revenues	16,826	16,253		53,105		51,456		---		---	69,931	67,709
Operating expenses
Salaries and employee benefits	10,352	10,416		36,826		33,034		---		---	47,178	43,450
Stock-based compensation	30	---		172		---		---		---	202	---
(Decrease) increase to the long-term Supplemental compensation accrual	(495)	(470)		---		175		---		---	(495)	(295)
Others	5,360	4,626		13,616		13,276		---		---	18,976	17,902
Total operating expenses	15,247	14,572		50,614		46,485		---		---	65,861	61,057
Income from operations	1,579	1,681		2,491		4,971		---		---	4,070	6,652

Dividends and interest income	---	---		---		---		7,102		8,340	7,102	8,340
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(69)		(77)	(69)	(77)
Interest expense on margin loans	---	---		---		---		(3,018)		(4,255)	(3,018)	(4,255)
Gains on sales of capital assets	---	---		---		---		4		---	4	---
Net realized and unrealized gains on marketable securities	---	---		---		---		96,142		17,446	96,142	17,446
Net unrealized gains (losses) on non-qualified deferred compensation plan	---	---		---		---		47		(4)	47	(4)
Pretax income	1,579	1,681		2,491		4,971		100,208		21,450	104,278	28,102
Income tax expense	(395)	(520)		(735)		(1,450)		(25,035)		(4,680)	(26,165)	(6,650)
Net income	$1,184	$1,161		$1,756		$3,521		$75,173		$16,770	$78,113	$21,452
Total assets	$14,486	$18,744		$29,838		$33,100		$359,439		$303,016	$403,763	$354,860
Capital expenditures	$23	$70		$26		$16		---		---	$49	$86

Fiscal 2024 compared with fiscal 2023

Consolidated Financial Comparison

Consolidated revenues were $69,931,000 and $67,709,000 for fiscal 2024 and 2023, respectively. This increase of $2,222,000 (3%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $4,762,000, and other public service fees of $1,577,000, partially offset by decreased consulting fees of $4,690,000, and (ii) the Traditional Business’ advertising revenues of $370,000 and advertising service fees and other of $144,000.

Approximately 76% of the Company’s revenues during fiscal 2024 and 2023 were derived from Journal Technologies. In addition, the Company’s revenues during fiscal 2024 were primarily from the United States, with approximately $6,153,000 (9%) from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $4,804,000 (8%) to $65,861,000 from $61,057,000. Total salaries and employee benefits increased by $3,728,000 (9%) to $47,178,000 from $43,450,000 primarily due to the annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects. Outside services increased by $383,000 (6%) to $7,151,000 from $6,768,000 mainly because of additional contractor services and increased third-party hosting fees which were billed to clients. Equipment and maintenance and software went up by $259,000 (20%) to $1,574,000 from $1,315,000 primarily because of purchases of additional equipment for new hires. Accounting and legal fees increased by $86,000 (9%) to $1,026,000 from $940,000 primarily resulting from increased legal fees. Other general and administrative expenses decreased slightly by $25,000 (2%) to $3,851,000 from $3,876,000 mainly because there were decreased business travel expenses as compared to the prior fiscal year, partially offset by the purchase of directors and officers insurance and additional accruals for the directors’ stipends.

The Company’s non-operating income, net of expenses, increased by $78,758,000 (367%) to $100,208,000 from $21,450,000 in the prior fiscal year primarily because of the recording of net realized and unrealized gains on marketable securities of $96,142,000 as compared with $17,446,000 in the prior fiscal year. These increases were partially offset by a decrease in dividends and interest income of $1,238,000 (15%) to $7,102,000 from $8,340,000.

During fiscal 2024, the Company’s consolidated pretax income was $104,278,000, as compared to $28,102,000 in the prior fiscal year. There was consolidated net income of $78,113,000 ($56.73 per share) for fiscal 2024, as compared with $21,452,000 ($15.58 per share) in the prior fiscal year.

At September 30, 2024, the aggregate fair market value of the Company’s marketable securities was $358,691,000. These securities had approximately $219,597,000 of net unrealized gains before taxes of $57,100,000. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

During fiscal 2024, the Company recorded an income tax provision of $26,165,000 on pretax income of $104,278,000.   The income tax provision consisted of tax expenses of $24,534,000 on the realized and unrealized gains on marketable securities, and $2,175,000 on operating income, partially offset by a tax benefit of $544,000 for the dividends received deduction and other permanent differences.  Consequently, the overall effective tax rate for fiscal 2024 was 25.1%, after including the taxes on the realized and unrealized gains on marketable securities.

During fiscal 2023, the Company recorded an income tax provision of $6,650,000 on pretax income of $28,102,000.   The income tax provision consisted of tax provisions of $4,250,000 on the realized and unrealized gains on marketable securities, and $2,803,000 on operating income, partially offset by a tax benefit of $403,000 for the dividends received deduction and other permanent differences.  Consequently, the overall effective tax rate for fiscal 2023 was 23.7%, after including the taxes on the realized and unrealized gains on marketable securities.

The Company files consolidated federal income tax returns, with its domestic subsidiary, in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2020 with regard to federal income taxes and fiscal 2019 for state income taxes.  The Canadian subsidiary files a federal and provincial tax return in Canada.

The Traditional Business

The Traditional Business’ pretax income decreased by $102,000 (6%) to $1,579,000 from $1,681,000 in the prior fiscal year. This decrease was primarily resulting from increased merchant discount fees, additional promotional expenses, postage, and press repairs and maintenance.

During fiscal 2024, the Traditional Business had total operating revenues of $16,826,000, as compared with $16,253,000 in the prior fiscal year. Advertising revenues increased by $370,000 (4%) to $9,325,000 from $8,955,000, primarily resulting from increased commercial advertising revenues of $286,000, legal notice advertising revenues of $45,000, and trustee sale notice advertising revenues of $86,000, partially offset by decreased government notice advertising revenues of $47,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased slightly by 1% during fiscal 2024 as compared to the prior fiscal year. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 86% of the total public notice advertising revenues during the fiscal 2024. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 14% of the Company's total operating revenues for both fiscal 2024 and fiscal 2023.

The Daily Journals accounted for about 94% of the Traditional Business’ total circulation revenues, which increased by $59,000 (1%) to $4,462,000 from $4,403,000. The court rule and judicial profile services generated about 4% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $700,000 (5%) to $15,742,000 from $15,042,000, primarily resulting from increased merchant discount fees, additional promotional expenses, postage, and press repairs and maintenance.

Journal Technologies

During fiscal 2024, Journal Technologies’ business segment pretax income decreased by $2,480,000 (50%) to $2,491,000 from $4,971,000 in the prior fiscal year primarily resulting from increased operating expenses of $4,129,000, which were partially offset by increased operating revenues of $1,649,000.

Revenues increased by $1,649,000 (3%) to $53,105,000 from $51,456,000 in the prior fiscal year. Licensing and maintenance fees increased by $4,762,000 (20%) to $28,265,000 from $23,503,000. Consulting fees decreased by $4,690,000 (24%) to $15,086,000 from $19,776,000 mainly due to fewer project go-lives. Other public service fees increased by $1,577,000 (19%) to $9,754,000 from $8,177,000 primarily because of increased e-filing fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance periods.

Operating expenses increased by $4,129,000 (9%) to $50,614,000 from $46,485,000 primarily because of (i) increased personnel costs because of annual salary adjustments, (ii) additional contractor services and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects, and (iii) increased third-party hosting fees which were billed to clients.

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

Impact of the COVID-19 Pandemic

Although the World Health Organization has declared an end to the COVID-19 emergency, enduring changes in society and the ability to perform project work resulting from efforts to contain the COVID-19 pandemic may have continuing effects on the Company’s business and margins until projects from this era are completed and invoiced. For example, for Journal Technologies, although we were able to complete many existing projects remotely, we were delayed in finishing certain implementations and trainings because of our inability to work with clients in-person.  Given that we are typically paid for implementation services upon “go-live” of a system, recognition of those revenues has been delayed and in some cases costs have increased. This can also create a risk of contract cancellations for in-progress projects.

Liquidity and Capital Resources

During fiscal 2024, the Company’s cash and cash equivalents, restricted cash, and marketable security positions increased by $47,796,000 after the recording of net pretax unrealized gains on marketable securities of $81,881,000. In March 2024, the Company sold a portion of its marketable securities for approximately $40,579,000. Cash and cash equivalents as well as proceeds from this sale were primarily used to pay down the margin loan balance by $47,500,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $139,094,000 and a market value of about $358,691,000 at September 30, 2024, generated approximately $7,102,000 in dividends and interest income during fiscal 2024. These securities had approximately $219,597,000 of net unrealized gains before estimated taxes of $57,100,000 which will become due only when we sell securities in which there is unrealized appreciation. The balance on the Company’s margin loan secured by the securities portfolio was $27,500,000 and $75,000,000 at September 30, 2024, and September 30, 2023, respectively.

Cash flows from operating activities decreased by $15,173,000 during fiscal 2024, as compared to the prior fiscal year, primarily due to (i) increases in the Company’s income tax receivable of $1,052,000, (ii) decreases in accounts payable of $2,175,000, income taxable payable of $2,138,000, deferred revenues of $6,767,000, accrued liabilities of $1,840,000, including non-qualified deferred compensation, and net income of $18,855,000, excluding the increases in realized and unrealized gains on marketable securities of $78,696,000, and a decrease in stock dividends of $2,978,000. This was partially offset by decreases in the Company’s accounts receivable of $1,224,000 and increases in deferred income tax payable of $16,716,000.

As of September 30, 2024, the Company had working capital of $356,052,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $23,713,000.

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

Journal Technologies’ contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. Most are one-transaction contracts. These current subscription-type contract revenues include (i) implementation consulting fees to configure the system to go-live, (ii) subscription software license, maintenance (including updates and upgrades) and support fees, and (iii) third-party hosting fees when used. Revenues for consulting are generally recognized at point of delivery upon completion of services. These contracts include assurance warranty provisions for limited periods and do not include financing terms. For some contracts, the Company acts as a principal with respect to certain services, such as data conversion, interfaces and hosting that are provided by third-parties, and recognizes such revenues on a gross basis. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery (go-live), and maintenance revenues are recognized ratably after the go-live. Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can e-file cases and pay traffic citations and other fees.

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

ASC 820, Fair Value Measurement and Disclosures, requires the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of its investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company made no transfers in and out of Level 1 and Level 2 measurements in fiscal years 2024 and 2023. During that time, all of the Company’s investments have been quoted on public markets and, therefore, all fair value calculations have been based on Level 1 measurements. The estimated Incentive Plan’s future commitment is calculated using Level 3 inputs, based on an average of the prior fiscal year (fiscal 2023) and the current year’s pretax earnings before certain items, discounted to the present value at 6% since each granted Incentive Plan Unit will expire over its remaining life term of up to 10 years.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Daily Journal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Determination of Distinct Performance Obligations in Software Revenue Contracts

As discussed in Note 2 to the consolidated financial statements, Journal Technologies generates revenues from contracts related to the sale of products and services including subscription software licenses, maintenance and support, implementation consulting services, and hosting services. The Company recognizes revenues for these services when or as the performance obligations are satisfied.

We identified the Company's determination of distinct performance obligations in its Journal Technologies contracts and their effect on revenue recognition as a critical audit matter. Auditing the Company’s determination of distinct performance obligations related to its subscription software license products, maintenance and support services, implementation consulting services and hosting services involved complex auditor judgment. In particular, significant judgment was required when assessing whether the promised products and services are separate performance obligations or inputs to a combined performance obligation, due to the evaluation of the interdependency or interrelation of the promised products and services within each contract.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s revenue recognition policy and evaluated for appropriateness.

●	Evaluating the design and implementation of internal controls related to the Company’s revenue recognition process.

●

Evaluating whether good and services promised by the Company meet the criteria to be identified as separate or combined performance obligations, through a review of contracts, discussions with management, and inquiries of personnel outside the accounting function to corroborate our understanding of certain terms and conditions present in the contracts. More specifically, we evaluated the Company’s determination of whether the contract was to deliver (1) multiple promised products or services that constitute separate performance obligations or (2) a single performance obligation that is comprised of the combined products or services. That is, considering the utility, integration, or interdependence of the products and services, we evaluated whether the multiple promised products and services that were delivered to the customer were outputs or inputs to a combined item.

●

Testing a sample of Journal Technologies contracts for proper revenue recognition by inspecting the underlying customer agreements and supporting documentation, and evaluating for consistency with the Company's revenue recognition policies.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2016.

Irvine, California

December 30, 2024

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS (000)

	September 30	September 30
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$12,986	$20,844
Restricted cash	2,191	2,100
Non-qualified deferred compensation plan – trust account asset value	748	194
Marketable securities at fair value -- common stocks	358,691	303,128
Accounts receivable, less allowance for doubtful accounts of $250,000 at September 30, 2024 and 2023	19,219	18,687
Inventories	15	72
Prepaid expenses and other current assets	612	380
Income tax receivable	33	---
Total current assets	394,495	345,405

Property, plant and equipment, at cost
Land, buildings and improvements	16,418	16,400
Furniture, office equipment and computer software	1,723	1,703
Machinery and equipment	1,521	1,521
	19,662	19,624
Less accumulated depreciation	(10,520)	(10,264)
	9,142	9,360
Operating lease right-of-use assets	126	95
Total assets	$403,763	$354,860

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,049	$6,643
Accrued liabilities	8,517	8,789
Income tax payable	—	1,069
Note payable collateralized by real estate	164	158
Deferred subscriptions	2,558	2,678
Deferred consulting fees	2,031	5,828
Deferred maintenance agreements and others	19,124	17,033
Total current liabilities	38,443	42,198

Long term liabilities
Investment margin account borrowings	27,500	75,000
Note payable collateralized by real estate	956	1,120
Deferred maintenance agreements	883	1,000
Accrued liabilities	3,772	4,274
Accrued non-qualified deferred compensation	784	200
Deferred income taxes	52,641	30,599
Total long-term liabilities	86,536	112,193

Commitments and contingencies (Notes 4 and 5)

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 427,627 and 428,027 treasury shares, at September 30, 2024, and 2023, respectively	14	14
Additional paid-in capital	1,957	1,755
Retained earnings	276,813	198,700
Total shareholders' equity	278,784	200,469
Total liabilities and shareholders’ equity	$403,763	$354,860

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (000 except for Share)

	2024	2023
Revenues
Advertising	$9,325	$8,955
Circulation	4,462	4,403
Advertising service fees and other	3,039	2,895
Licensing and maintenance fees	28,265	23,503
Consulting fees	15,086	19,776
Other public service fees	9,754	8,177
Total revenues	69,931	67,709
Costs and expenses
Salaries and employee benefits	47,178	43,450
Stock based compensation	202	---
Decrease to the long-term supplemental compensation accrual	(495)	(295)
Agency commissions	1,146	1,018
Outside services	7,151	6,768
Postage and delivery expenses	752	684
Newsprint and printing expenses	669	795
Depreciation and amortization	267	279
Equipment maintenance and software	1,574	1,315
Credit card merchant discount fees	2,237	1,938
Rent expenses	303	289
Accounting and legal fees	1,026	940
Other general and administrative expenses	3,851	3,876
Total costs and expenses	65,861	61,057
Income from operations	4,070	6,652
Other income (expenses)
Dividends and interest income	7,102	8,340
Net realized and unrealized gains on investments	96,142	17,446
Net unrealized gains (losses) on non-qualified deferred compensation plan	47	(4)
Interest expense on note payable collateralized by real estate	(69)	(77)
Interest expense on margin loans and others	(3,018)	(4,255)
Gains on sale of capital assets	4	---
Income before taxes	104,278	28,102
Provision for income taxes	(26,165)	(6,650)
Net income	$78,113	$21,452
Weighted average number of common shares outstanding – basic and diluted	1,377,026	1,377,026
Basic and diluted net income per share	$56.73	$15.58

Comprehensive income	$78,113	$21,452

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (000 except for Share)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2022	1,805,053	$18	(428,027)	$(4)	$1,755	$177,248	$179,017
Net income	---	---	---	---	---	21,452	21,452
Balance at September 30, 2023	1,805,053	18	(428,027)	(4)	1,755	198,700	200,469
Issuance of treasury stock	---	---	400	---	202	---	202
Net income	---	---	---	---	---	78,113	78,113
Balance at September 30, 2024	1,805,053	$18	(427,627)	$(4)	$1,957	$276,813	$278,784

See accompanying Notes to Consolidated Financial Statements

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (000)

	2024	2023
Cash flows from operating activities
Net income	$78,113	$21,452
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	202	---
Depreciation and amortization	267	279
Gains on sales of capital assets	(4)	---
Net realized and Unrealized gains on marketable securities	(96,142)	(17,446)
Stock dividends	---	(2,978)
Deferred income taxes	22,042	5,326
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(532)	(1,756)
Inventories	57	(16)
Prepaid expenses and other assets	(263)	80
Income tax receivable	(33)	1,019
Increase (decrease) in liabilities
Accounts payable	(594)	1,581
Accrued liabilities, including non-qualified deferred compensation	(190)	1,650
Income tax payable	(1,069)	1,069
Deferred subscriptions	(120)	(1)
Deferred consulting fees	(3,797)	(566)
Deferred maintenance agreements and others	1,974	5,391
Net cash (used in) provided by operating activities	(89)	15,084

Cash flows from investing activities
Sales of marketable securities	40,579	2,826
Purchases of marketable securities	---	(10,001)
Gains on sales of capital assets	4	---
Purchases of property, plant and equipment, net	(49)	(86)
Net cash provided by (used in) investing activities	40,534	(7,261)

Cash flows from financing activities
Proceeds from margin loan borrowing	---	6,011
Payment to margin loan borrowing	(47,500)	(6,011)
Payment of real estate loan principal	(158)	(153)
Net cash used in financing activities	(47,658)	(153)

(Decrease) increase in cash and cash equivalents and restricted cash	(7,213)	7,670

Cash and cash equivalents and restricted cash
Beginning of year
Cash and Cash equivalents	20,844	13,423
Restricted cash	2,100	2,045
Non-qualified deferred compensation plan – trust account asset value	194	---
End of year	$15,925	$23,138

Interest paid during year	$3,050	$4,269
Income taxes paid during year	$5,128	$806

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

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of Daily Journal, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including e-filing and a website to pay traffic citations and fees online. These products are licensed or subscribed to in approximately 32 states and internationally.

Essentially all of the Company’s U.S. operations are based in California, Arizona and Utah. The Company also has a presence in Australia where Journal Technologies is working on three software installation projects and in British Columbia, Canada, where the Company established a wholly-owned subsidiary, Journal Technologies (Canada) Inc., since August 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of the Company. All intercompany transactions have been eliminated in consolidation.

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

Restricted Cash: The Company considers cash to be restricted when withdrawal or general use is legally restricted. Restricted cash of $2,191,000 and $2,100,000 at September 30, 2024 and 2023, respectively, represents cash held to secure two letters of credit issued by a bank for a software installation contract in Australia.

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. In addition, the Company has investments in marketable securities, all categorized as “available-for-sale” and stated at fair market value. In fiscal 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires an entity that holds financial assets or owes financial liabilities to, among other things, measure equity investments at fair value and recognize unrealized gains through net income. Accordingly, the Company’s net income of $78,113,000 for fiscal 2024, included net realized and unrealized gains on marketable securities of $96,142,000. In fiscal 2023, the Company’s net income of 21,452,000 included net realized and unrealized gains on marketable securities of $17,446,000. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its marketable securities on a recurring basis pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures. At September 30, 2024, the aggregate fair market value of the Company’s marketable securities was $358,691,000. These marketable securities had approximately $219,597,000 of net unrealized gains before taxes of $57,100,000. Most of the unrealized net gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer. At September 30, 2023, the Company had marketable securities at fair market value of approximately $303,128,000, including approximately $137,716,000 of unrealized net gains before taxes of $36,260,000.

Investment in Financial Instruments (000)

	September 30, 2024			September 30, 2023
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$358,691	$139,094	$219,597	$303,128	$165,412	$137,716

All marketable securities are classified as “Current assets” because they are available for sale at any time.

In March 2024, the Company sold part of its marketable securities for approximately $40,579,000, realizing net gains of $14,261,000. The Company used these proceeds and excess cash from operations to pay down the margin loan balance to $27,500,000 from $75,000,000, aggregating a paydown of approximately $47,500,000 during the twelve months ended September 30, 2024.

During fiscal 2023, the Company sold part of its marketable securities for approximately $2,826,000, realizing a total net gain of approximately $422,000, and simultaneously bought some additional marketable securities for an aggregated cost of approximately $10,001,000 with additional borrowings of $6,011,000 from the margin loan account. The Company subsequently repaid $6,011,000 reducing the balance of the margin loan to $75,000,000. In addition, the Company received stock dividends in March 2023 worth approximately $2,978,000 from one of the companies in which it holds marketable securities.

Comparative pretax realized and unrealized gains on investments are as follows:

	Fiscal 2024			Fiscal 2023
	Realized Gains	Unrealized Gains	Total Pretax Gains	Realized Gains	Unrealized Gains	Total Pretax Gains
Marketable securities
Common stocks	$14,261	$81,881	$96,142	$422	$17,024	$17,446

Inventories: Inventories, comprised of newsprint and paper, are stated at cost, on a first-in, first-out basis, which does not exceed current net realizable value.

Property, plant and equipment: Property, plant and equipment are carried on the basis of cost or fair value for assets acquired in business combinations. Depreciation of assets is provided in amounts sufficient to depreciate the cost of related assets over their estimated useful lives ranging from 3 – 39 years. At September 30, 2024, the estimated useful lives were (i) 5 – 39 years for building and improvements, (ii) 3 – 5 years for furniture, office equipment and software, and (iii) 3 – 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related leases or the useful life of the assets, whichever is shorter. Assets are depreciated using the straight-line method for financial statements and accelerated method for tax purposes. Depreciation and amortization expenses were $267,000 and $279,000 for fiscal 2024 and 2023, respectively.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were no such impairments identified during fiscal 2024 and 2023.

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

Revenue Recognition:

The Company recognizes revenues in accordance with the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).

For the Traditional Business, proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term. Advertising and advertising service fees and other revenues are recognized when advertisements are published. Advertising service fees and other revenues primarily represent commissions earned by the Company for sourcing the advertisements from its customers on behalf of third-party publications and are recorded on a net basis.

Journal Technologies contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. Most are one-transaction contracts. These current subscription-type contract revenues include (i) implementation consulting fees to configure the system to go-live, (ii) subscription software license, maintenance (including updates and upgrades) and support fees, and (iii) third-party hosting fees when used. For contracts containing multiple performance obligations, the Company allocates the transaction price on the basis of the relative standalone selling price of each distinct good or service, and utilizes the residual approach to estimate the standalone selling price of implementation consulting fees, whereby the standalone selling price is estimated by reference to the total transaction price less the sum of the observable standalone selling prices of its subscription software licenses, maintenance and support fees, and third-party hosting fees. These contracts include assurance warranty provisions for limited periods and do not include financing terms. For some contracts, the Company acts as a principal with respect to certain services, such as data conversion, interfaces and hosting that are provided by third parties, and recognizes such revenues and related costs on a gross basis. The Company considers several factors to determine if it controls the good or service and therefore is the principal. These factors include (1) if we have primary responsibility for fulfilling the promise; and (2) if we have discretion in establishing price for the specified good or service. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery, and maintenance revenues are recognized ratably after the go-live.

The Traditional Business and Journal Technologies issue invoices that have payment terms which require payment within 30 days. Contracts do not have a significant financing component and do not have variable consideration. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred. Proceeds from subscription-type revenues, including circulation revenue, license, maintenance and support services, and hosting services, are deferred at the time of sale and are recognized on a pro rata basis over the terms of the subscriptions or service period, and unearned proceeds are recognized within deferred subscriptions and deferred maintenance agreements and others in the consolidated balance sheets. Proceeds from consulting fees are recognized at point of delivery upon completion of services, and unearned consulting fee proceeds are recognized within deferred consulting fees in the consolidated balance sheets. Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can e-file cases and pay traffic citations and other fees.

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

Since the Company recognizes revenues when it can invoice the customer pursuant to the contract for the value of completed performance, as a practical expedient and because reliable estimates cannot be made, it has elected not to include the transaction price allocated to unsatisfied performance obligations. These unallocated prices primarily relate to the eFile-it™ and ePay-it™ transactions of which service fees are collected and recognized when the Company processes credit card payments on behalf of the courts via its websites through which the public e-file cases or pay traffic citations. Furthermore, there are no fulfillment costs to be capitalized for the software contracts because these costs do not generate or enhance resources that will be used in satisfying future performance obligations.

 Approximately 76% of the Company’s revenues in fiscal 2024 and 2023 were derived from sales of software licenses, annual software licenses, maintenance and support agreements and consulting services that typically include implementation and training.

 The change in total deferred revenues, including the long-term portion, is as follows:

Changes in total deferred revenues (000)

Description	Balance at Beginning of Year	Addition to the Deferral	Recognition from Deferral	Balance at End of Year
Fiscal 2024
Total deferred revenues	$26,539	$34,581	$(36,524)	$24,596
Fiscal 2023
Total deferred revenues	$21,715	$33,295	$(28,471)	$26,539

The change in allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts (000)

Description	Balance at Beginning of Year	Additions charged to Costs and Expenses	Accounts charged off less Recoveries	Balance at End of Year
Fiscal 2024
Allowance for doubtful accounts	$250	$5	$(5)	$250
Fiscal 2023
Allowance for doubtful accounts	$250	$8	$(8)	$250

Advertising: The Company’s policy is to expense advertising expenses as incurred, if any.  There were no advertising expenses during both fiscal 2024 and 2023 as the Company advertises itself via its own newspapers and websites.

Stock-based compensation:  In fiscal 2024, the Company implemented an Equity Incentive Plan, a share-based award plan that provides for the grant of incentive stock options, non-qualified stock options, restricted stock units, and other equity-based awards to key employees.  As of September 30, 2024, there were 3,320 shares available for future grants from the 3,720 shares authorized for grant under the Equity Incentive Plan. Restricted stock unit grants generally vest ratably over two years of continuous services from the date of grant. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718.

For restricted stock units, we use the closed market price on the date of grant as the fair market value of these stocks. We have not historically paid any cash dividends on our common stock and as a result do not reduce the grant-date fair value per share by the present value of dividends expected to be paid during the requisite service period for restricted stock units. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

We will recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited. That is, we recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for an award is reversed in the period the award is forfeited.

The following table summarized stock unit activity during the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at September 30, 2023	—	—
Granted	800	$463.64
Vested	400	463.64
Forfeited	—	—
Unvested at September 30, 2024	400	$463.64

As of September 30, 2024, we had total unrecognized compensation cost of approximately $169,000 related to unvested restricted stock units which is expected to be amortized over a weighted average amortization period of approximately 1.82 years.

The following table summarizes stock-based compensation expense related to share-based awards which is recorded in the consolidated statements of comprehensive income:

Year ended September 30, 2024
Stock-based compensation	$202,000
Total stock-based compensation expense	202,000
Total tax benefit	(51,000)
Net decrease in net income	$151,000

Management Incentive Plan: In fiscal 1987, the Company implemented a Management Incentive Plan (the “Incentive Plan”) that entitles a participant to participate in pretax earnings before adjustment for certain items of the Company for ten years. Because this plan was expanded in February 2022 to include the participation of all Journal Technologies employees, management subsequently realized in 2023 there would be an inadvertent future diluting effect on the shareholders’ interest when additional staff is hired as the Company grows. Therefore, the Company decided to put a pause on any new grants under the Incentive Plan in fiscal 2023 after making grants to about 14 new Journal Technologies employees (net of terminations and expirations of outstanding Certificates after 10 years). Management intends to propose and implement a replacement plan in fiscal 2025 based on a model where adding additional employees are dilutive relative to a specific percentage of profits allocated to the program.

Certificate interests entitled participants to receive 4.38% and 4.71% (amounting to $418,700 and $388,450, respectively) of Daily Journal non-consolidated income before taxes, workers’ compensation, supplemental compensation and certain other items, 20.2% and 22.2% (amounting to $702,960 and $1,491,840, respectively) for Journal Technologies and 8.12% and 8.86% (amounting to $1,059,195 and $1,260,800, respectively) for Daily Journal consolidated in fiscal 2024 and 2023, respectively. The Company accrued $3,735,000 and $4,230,000 as of September 30, 2024 and 2023, respectively, for the Incentive Plan’s future commitment for those who will still have Certificates at the age of 65. This future commitment included a decrease in the accrual in fiscal 2024 of $495,000 (or -$.36 per outstanding share on a pretax basis), primarily due to no new grants of Certificates or replacement of expired Certificates under this Incentive Plan because of the pause mentioned above, as compared with a decrease in fiscal 2023 of $295,000 (or -$.21 per outstanding share). The estimated Incentive Plan’s future commitment is calculated using level 3 inputs based on an average of the past year and the current year pretax earnings before certain items, discounted to the present value at 6% because each granted Certificate will expire over its remaining life term of up to 10 years. In projecting the Incentive Plan’s future commitment, the significant input is the average of the past year and the current year pretax earnings before certain items. Significant increases or decreases in this input would result in a significantly lower or higher fair value measurement. In addition, the use of a different discount rate to discount cash flows to their present value would also result in a higher or lower fair value measurement.

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

Treasury stock and net income per common share:

In June 2022, the Company received from Charles T. Munger 3,720 shares of Daily Journal common stock as his gracious personal gift (worth approximately $1 million on the date of the gift) for the purpose of establishing a new senior management equity incentive plan, which is still under consideration and has yet to be established. These donated shares were considered treasury stock, and the Company accounted for them using the par method which resulted in an immaterial effected amount on Treasury Stock and Additional Paid-in Capital. In addition, the number of outstanding shares of the Company was reduced by these 3,720 shares to reflect the actual number of outstanding shares of 1,377,026 at September 30, 2022. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,377,026 for both fiscal 2024 and 2023. The Company does not have any common stock equivalents, and therefore basic and diluted net income per share is the same. (The Board approved the grant of 400 shares to the Company’s Chief Executive Officer in July 2024, but these shares were not actually transferred to him until after September 30, 2024.)

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

Right-of-Use (ROU) Asset: At the beginning of fiscal 2020, the Company adopted ASU 2016-02, Leases (Topic 842) which requires that all leases be recognized by lessees on the balance sheet through a right-of-use (ROU) asset and corresponding lease liability, including today’s operating leases. There has been no significant impact on the Company’s financial condition, results of operations or disclosures. At September 30, 2024, the Company recorded a ROU asset and lease liability of approximately $126,000 for its operating office and equipment leases, including approximately $37,000 beyond one year. (In the prior fiscal year, there were ROU asset and lease liability of $95,000 with $44,000 beyond one year.) Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

Accrued Liabilities: Accrued current liabilities primarily consisted of (i) accrued vacation of $3,425,000 and $3,160,000 at September 30, 2024 and 2023, respectively, (ii) current portion of the supplemental compensation accrual of $2,248,000 and $3,240,000 at September 30, 2024 and 2023, respectively, and (iii) accrued payroll of $1,354,000 and $1,274,000 at September, 30, 2024 and 2023, respectively. Accrued long-term liabilities primarily consist of the long-term portion of the supplemental compensation accruals of $3,735,000 and $4,230,000 at September 30, 2024 and 2023, respectively.

Accounting Pronouncement adopted in fiscal 2024: In June 2016, the Financial Accounting Standards Board issued a new Accounting Standards Codification (“ASU”) requiring financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The ASU eliminates the threshold for initial recognition in current U.S. GAAP and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The ASU is effective for the Company beginning in the first quarter of fiscal 2024. The adoption of this guidance has not had a material effect on the Company’s consolidated financial statements.

3. INCOME TAXES

The provision (benefit) (000) from income taxes consists of the following:

	2024	2023
Current:
Federal	$3,000	$1,275
State	1,053	49
Foreign	70	0
	4,123	1,324
Deferred:
Federal	17,005	3,940
State	5,037	1,386
Foreign	0	0
	22,042	5,326
	$26,165	$6,650

The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2024	2023

Statutory federal income tax rate	21.0%	21.0%
State franchise taxes (net of federal tax benefit)	5.0	5.0
Effect of state rate change on beginning balance of deferred tax liabilities	(0.4)	(1.0)
Dividends received deduction	(0.5)	(1.6)
Others	(0.0)	0.3
Effective tax rate	25.1%	23.7%

The Company’s deferred income tax assets and liabilities (000) were comprised of the following:

	2024	2023
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$1,903	$1,990
Impairment losses on marketable securities	(280)	(306)
Bad debt reserves not yet deductible	55	55
Depreciation and amortization	1,730	2,206
Deferred revenues	517	1,068
Goodwill	265	370
Net operating losses	166	281
Credits and other	103	(3)
Total deferred tax assets	4,459	5,661

Deferred tax liabilities attributable to:
Unrealized gains on marketable securities	(57,100)	(36,260)
Net deferred income taxes	$(52,641)	$(30,599)

During fiscal 2024, the Company recorded an income tax provision of $26,165,000 on pretax income of $104,278,000. The income tax provision consisted of tax expenses of $24,534,000 on the realized and unrealized gains on marketable securities, and $2,175,000 on operating income, partially offset by a tax benefit of $544,000 for the dividends received deduction and other permanent differences.  Consequently, the overall effective tax rate for fiscal 2024 was 25.1%, after including the taxes on the realized and unrealized gains on marketable securities.

 During fiscal 2023, the Company recorded an income tax provision of $6,650,000 on pretax income of $28,102,000. The income tax provision consisted of tax provisions of $4,250,000 on the realized and unrealized gains on marketable securities, and $2,803,000 on operating income, partially offset by a tax benefit of $403,000 for the dividends received deduction and other permanent differences.  Consequently, the overall effective tax rate for fiscal 2023 was 23.7%, after including the taxes on the realized and unrealized gains on marketable securities.

The Company files consolidated federal income tax returns, with its domestic subsidiary, in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2020 with regard to federal income taxes and fiscal 2019 for state income taxes.  The Canadian subsidiary files a federal and provincial tax return in Canada.

During fiscal 2021, the Company utilized all of its federal and certain state net operating losses (NOL). California suspended the use of NOLs for fiscal years beginning in 2020 and 2021. During fiscal 2022, the Company utilized $4.2 million of $5.5 million California NOLs and used the remaining $1.3 million of California NOLs in fiscal 2024. The Company also has NOLs in other states, expiring as follows:

Fiscal Year ended (in million)	California NOLs		Other State NOLs

September 30, 2029 through September 30, 2036	$	---	$.1
September 30, 2037		---	.1
September 30, 2038		---	.2
September 30, 2039		---	.1
No expiration		---	2.1
Total	$	---	$2.7

4. DEBTS AND COMMITMENTS

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. In addition, there were subsequent borrowings of $45.5 million to purchase additional marketable securities bringing the margin loan balance up to $75 million during fiscal 2023. In March 2024, the Company sold a portion of its marketable securities for approximately $40.6 million and used these proceeds and excess cash from operations to pay down the margin loan balance to $27.5 million at September 30, 2024.

The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2024 was 5.5% after the first cut of 50 basis points to the central bank's key interest rate by Federal Reserve since 2020. The Federal Reserve may continue to reduce the rate in the near future. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining 10 years. This real estate loan had a balance of approximately $1.12 million as of September 30, 2024. Each monthly installment payment is approximately $16,700.

The Company also owns its facilities in Los Angeles and leases space for its other offices under operating leases which expire at various dates through October 2025.

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses, inclusive of these expenses, for fiscal years 2024 and 2023 were $303,000 and $289,000, respectively.

Effective January 1, 2023, the Company began sponsoring a 401(k) retirement plan and a 409(A) non-qualified deferred compensation plan for its employees. The 401(k) retirement plan is a defined contribution plan available to employees meeting minimum service requirements. Eligible employees can contribute up to 100% of their current compensation to the plan subject to certain statutory limitations. The Company matches 50% of the 401(k) contribution up to 4% of total compensation. Contributions to the retirement plan were $610,000 and $363,000 for fiscal 2024 and 2023, respectively. As of September 30, 2024, there were deferred compensation liabilities of approximately $784,000 of which $748,000 were held under a trust account for the 409(A) plan.

The following table represents the Company’s future obligations:

	Payments due by Fiscal Year (000)
	2025	2026	2027	2028	2029	2030 and after	Total
Real estate loan	$164,000	$169,000	$175,000	$181,000	$187,000	$244,000	$1,120,000
Obligations under operating leases	89,000	37,000	---	---	---	---	126,000
Non-qualified deferred compensation 409(A) plan	---	784,000	---	---	---	---	784,000
Long-term accrued liabilities*	---	1,742,000	805,000	508,000	333,000	347,000	3,735,000
	$253,000	$2,732,000	$980,000	$689,000	$520,000	$591,000	$5,765,000

*	The long-term accrued liabilities for the Management Incentive Plan are discounted to the present value using a discount rate of 6%.

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

Additional detail about each of the reportable segments and its corporate income and expenses is set forth below:

Overall Financial Results (000)

For the twelve months ended September 30

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2024	2023	2024		2023		2024		2023		2024	2023
Revenues
Advertising	$9,325	$8,955	$	---	$	---	$	---	$	---	$9,325	$8,955
Circulation	4,462	4,403		---		---		---		---	4,462	4,403
Advertising service fees and other	3,039	2,895		---		---		---		---	3,039	2,895
Licensing and maintenance fees	---	---		28,265		23,503		---		---	28,265	23,503
Consulting fees	---	---		15,086		19,776		---		---	15,086	19,776
Other public service fees	---	---		9,754		8,177		---		---	9,754	8,177
Total operating revenues	16,826	16,253		53,105		51,456		---		---	69,931	67,709
Operating expenses
Salaries and employee benefits	10,352	10,416		36,826		33,034		---		---	47,178	43,450
Stock-based compensation	30	---		172		---		---		---	202	---
(Decrease) increase to the long-term Supplemental compensation accrual	(495)	(470)		---		175		---		---	(495)	(295)
Others	5,360	4,626		13,616		13,276		---		---	18,976	17,902
Total operating expenses	15,247	14,572		50,614		46,485		---		---	65,861	61,057
Income from operations	1,579	1,681		2,491		4,971		---		---	4,070	6,652

Dividends and interest income	---	---		---		---		7,102		8,340	7,102	8,340
Interest expenses on note payable collateralized by real estate and other	---	---		---		---		(69)		(77)	(69)	(77)
Interest expense on margin loans	---	---		---		---		(3,018)		(4,255)	(3,018)	(4,255)
Gains on sales of capital assets	---	---		---		---		4		---	4	---
Net realized and unrealized gains on marketable securities	---	---		---		---		96,142		17,446	96,142	17,446
Net unrealized gains (losses) on non-qualified deferred compensation plan	---	---		---		---		47		(4)	47	(4)
Pretax income	1,579	1,681		2,491		4,971		100,208		21,450	104,278	28,102
Income tax expense	(395)	(520)		(735)		(1,450)		(25,035)		(4,680)	(26,165)	(6,650)
Net income	$1,184	$1,161		$1,756		$3,521		$75,173		$16,770	$78,113	$21,452
Total assets	$14,486	$18,744		$29,838		$33,100		$359,439		$303,016	$403,763	$354,860
Capital expenditures	$23	$70		$26		$16		---		---	$49	$86

During fiscal 2024 and 2023, the Traditional Business had total operating revenues of $16,826,000 and $16,253,000 of which $12,364,000 and $11,850,000, respectively, were recognized after services were provided while $4,462,000 and $4,403,000, respectively, were recognized ratably over the subscription terms. Total operating revenues for the Company’s software business were $53,105,000 and $51,456,000, of which $25,112,000 and $28,209,000, respectively, were recognized upon completion of services while $27,993,000 and $23,247,000, respectively, were recognized ratably over the subscription periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Steven Myhill-Jones, its Chief Executive Officer (“CEO”) and Tu To, its Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024.  Based on that evaluation, management concluded that its disclosure controls and procedures were not effective as of September 30, 2024. There exist material weaknesses in the Company’s internal control over financial reporting because the Company does not segregate duties to the extent it could if it had more people and the Company does not have sufficient controls to support an effective management assessment of internal control over financial reporting.

At the request of the Board of Directors, in fiscal 2024 the Company engaged a third-party to help assess opportunities to address concerns and formulate a strategy to mitigate material weaknesses. Based on recommendations in the final report from July 2024, we have begun a process intended to rectify these material weaknesses in its internal control over financial reporting in fiscal 2025.

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

In the context of the COSO 2013 Framework, however, we believe that the above-mentioned control deficiencies constitute material weaknesses, and therefore we must conclude that our internal control over financial reporting was not effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

Except as described above under Management’s Report on Internal Control over Financial Reporting, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. (At the request of the Board of Directors, in fiscal 2024 the Company engaged a third-party to help assess opportunities to address concerns and formulate a strategy to mitigate material weaknesses. Based on recommendations in the final report from July 2024, we have begun a process intended to rectify these material weaknesses in its internal control over financial reporting in fiscal 2025.)

Item 9B. Other Information

(a) None.

(b) The Company has not adopted a Rule 10b5-1 trading arrangement, and no directors or executive officers of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non Rule 10b5-1 trading arrangement during the fourth quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in February 2025 (the “Proxy Statement”), which Proxy Statement will be filed with the SEC within 120 days after September 30, 2024, is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer and Chief Financial Officer. The Company’s Code of Ethics was filed as Exhibit 14 to the fiscal 2020 Form 10-K.

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
Report of Independent Registered Public Accounting Firm (PCAOB ID 23)
Consolidated Balance Sheets at September 30, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended September 30, 2024 and 2023
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended September 30, 2024 and 2023
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

10.2	Daily Journal Corporation 2024 Equity Incentive Plan
10.3	Form of Restricted Stock Unit Award under the Daily Journal Corporation 2024 Equity Incentive Plan
10.4	Form of Fully Vested Stock Grant Award under the Daily Journal Corporation 2024 Equity Incentive Plan
14	Daily Journal Corporation Code of Ethics (*)
21	Daily Journal Corporation’s List of Subsidiaries
31	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Daily Journal Corporation Policy Regarding Erroneously Awarded Compensation
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
(*)	Filed as an Exhibit to the Company’s 2020 Annual Report on Form 10-K, field with the Securities and Exchange Commission on December 16, 2020
(~)	Filed as an Exhibit to the Company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 12, 2019
(‡)	Management Compensatory Plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

By	/s/ Steven Myhill-Jones
Chairman of the Board and
Chief Executive Office

Date:         December 30, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Myhill-Jones	Chairman of the Board and Chief Executive Officer	December 30, 2024
Steven Myhill-Jones

/s/ Tu To	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	December 30, 2024
Tu To

/s/ Mary Conlin	Director	December 30, 2024
Mary Conlin

/s/ John Frank	Director	December 30, 2024
John Frank

/s/ Rasool Rayani	Director	December 30, 2024
Rasool Rayani