Form 10-Q
period 2024-12-31
DAILY JOURNAL CORP
filed 2025-02-19
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,377,426 shares outstanding at January 31, 2025

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets ‑ December 31, 2024 and September 30, 2024	3

Consolidated Statements of Income and Comprehensive Income ‑ Three months ended December 31, 2024 and 2023	4

Consolidated Statements of Shareholders’ Equity ‑ Three months ended December 31, 2024 and 2023	5

Consolidated Statements of Cash Flows ‑ Three months ended December 31, 2024 and 2023	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4. Controls and Procedures	22

Part II Other Information

Item 6. Exhibits	23

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30
	2024	2024
ASSETS
Current assets
Cash and cash equivalents	$15,047	$12,986
Restricted cash	2,210	2,191
Non-qualified deferred compensation plan – trust account asset value	832	748
Marketable securities at fair value	372,104	358,691
Accounts receivable, less allowance for doubtful accounts	12,625	19,219
Inventories	38	15
Prepaid expenses and other current assets	470	612
Income tax receivable	69	33
Total current assets	403,395	394,495

Property, plant and equipment, at cost
Land, buildings and improvements	16,418	16,418
Furniture, office equipment and computer software	1,723	1,723
Machinery and equipment	1,521	1,521
	19,662	19,662
Less accumulated depreciation	(10,587)	(10,520)
Total property, plant and equipment, net	9,075	9,142
Operating lease right-of-use assets	101	126
Total assets	$412,571	$403,763

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,487	$6,049
Accrued liabilities	5,766	8,517
Note payable collateralized by real estate	165	164
Deferred subscriptions	2,354	2,558
Deferred consulting fees	2,031	2,031
Deferred maintenance agreements and others	15,976	19,124
Total current liabilities	32,779	38,443

Long term liabilities
Investment margin account borrowings	27,500	27,500
Note payable collateralized by real estate	914	956
Deferred maintenance agreements	492	883
Accrued liabilities	3,572	3,772
Accrued non-qualified deferred compensation	934	784
Deferred income taxes	56,677	52,641
Total long-term liabilities	90,089	86,536

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 427,627 treasury shares, at December 31, 2024 and September 30, 2024	14	14
Additional paid-in capital	1,981	1,957
Retained earnings	287,708	276,813
Total shareholders' equity	289,703	278,784
Total liabilities and shareholders’ equity	$412,571	$403,763

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31
	2024	2023

Revenues
Advertising	$2,279	$2,087
Circulation	1,080	1,095
Advertising service fees and other	732	705
Licensing and maintenance fees	7,525	6,557
Consulting fees	2,599	3,302
Other public service fees	3,489	2,247
Total revenues	17,704	15,993

Costs and expenses
Salaries and employee benefits	12,036	11,347
Stock-based compensation	24	—
Decrease to the long-term supplemental compensation accrual	(185)	(420)
Agency commissions	299	243
Outside services	1,810	1,667
Postage and delivery expenses	199	176
Newsprint and printing expenses	164	205
Depreciation and amortization	67	66
Equipment maintenance and software	602	376
Credit card merchant discount fees	565	552
Rent expenses	66	70
Accounting and legal fees	320	256
Other general and administrative expenses	995	832
Total costs and expenses	16,962	15,370
Income from operations	742	623
Other income (expense)
Dividends and interest income	1,184	1,569
Net unrealized gains on marketable securities	13,413	14,690
Net unrealized losses on non-qualified compensation plan	(50)	—
Interest expense on margin loans and others	(385)	(1,131)
Interest expense on note payable collateralized by real estate	(9)	(11)
Income before income taxes	14,895	15,740
Income tax provision	(4,000)	(3,125)
Net income	$10,895	$12,615

Weighted average number of common shares outstanding - basic and diluted	1,376,852	1,377,026
Basic and diluted net income per share	$7.91	$9.16

Comprehensive income	$10.895	$12,615

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at September 30, 2023	1,805,053	$18	(428,027)	$(4)	$1,755	$198,700	$200,469
Net income	---	---	---	---	---	12,615	12,615
Balance at December 31, 2023	1,805,053	$18	(428,027)	$(4)	$1,755	$211,315	$213,084

Balance at September 30, 2024	1,805,053	$18	(427,627)	$(4)	$1,957	$276,813	$278,784
Restricted stock unit cost amortization	---	---	---	---	24	---	24
Net income	---	---	---	---	---	10,895	10,895
Balance at December 31, 2024	1,805,053	$18	(427,627)	$(4)	$1,981	$287,708	$289,703

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months
	ended December 31

	2024	2023
Cash flows from operating activities
Net income	$10,895	$12,615
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	24	—
Depreciation and amortization	67	66
Net realized gains and unrealized gains on marketable securities	(13,413)	(14,690)
Deferred income taxes	4,036	2,950
Changes in assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	6,594	5,945
Inventories	(23)	14
Prepaid expenses and other assets	167	(18)
Income tax receivable	(36)	(21)
Increase (decrease) in liabilities
Accounts payable	438	(624)
Accrued liabilities, including non-qualified deferred compensation	(2,801)	(4,003)
Income tax payable	—	(1,069)
Deferred subscriptions	(204)	(55)
Deferred consulting fees	—	(84)
Deferred maintenance agreements and others	(3,539)	(2,188)
Net cash provided by (used in) operating activities	2,205	(1,162)

Cash flows from investing activities
Purchases of property, plant and equipment, net	—	(5)
Net cash provided used in investing activities	—	(5)

Cash flows from financing activities
Payment to margin loan borrowing	—	(5,000)
Payment of real estate loan principal	(41)	(39)
Net cash used in financing activities	(41)	(5,039)

Increase (decrease) in cash and cash equivalents and restricted cash	2,164	(6,206)

Cash and cash equivalents and restricted cash
Beginning of year
Cash and Cash equivalents	12,986	20,844
Restricted cash	2,191	2,100
Non-qualified deferred compensation plan – trust account asset value	748	194
End of year	$18,089	$16,932

Interest paid during year	$424	$1,232
Income taxes paid during year	$—	$1,265

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

Note 2 – Summary of Significant Accounting Policies

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements present fairly the financial position of the Company as of December 31, 2024 and September 30, 2024, its results of operations and consolidated statements of shareholders’ equity for the three-month periods ended December 31, 2024 and 2023, and cash flows for the three-month periods ended December 31, 2024 and 2023. The results of operations for the three months ended December 31, 2024 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the generally accepted accounting principles in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation. Financial monetary figures presented in the tables are reported in thousands except for the number for shares and the per share price.

The change in allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts (000)

Description	Balance at Beginning of Year	Additions charged to Costs and Expenses	Accounts charged off less Recoveries	Balance at End of Year
Fiscal 2025 year-to-date through December 31
Allowance for doubtful accounts	$250	$-	$-	$250
Fiscal 2024 year-to-date through December 31
Allowance for doubtful accounts	$250	$4	$(4)	$250

Advertising: The Company’s policy is to expense advertising expenses as incurred, if any. There were no advertising expenses during both the three months ended December 31, 2024 and 2023 as the Company advertises itself via its own newspapers and websites.

Stock-based Compensation: In fiscal 2024, the Company implemented an Equity Incentive Plan, a share-based award plan that provides for the grant of incentive stock options, non-qualified stock options, restricted stock units, and other equity-based awards to key employees.  As of December 31, 2024, there were 3,320 shares available for future grants from the 3,720 shares authorized for grant under the Equity Incentive Plan. Restricted stock unit grants generally vest ratably over two years of continuous services from the date of grant.  We account for share-based compensation using the fair market value on the grant day pursuant to ASC 718.

For restricted stock units, we use the closed market price on the date of grant as their fair market value. We have not historically paid any cash dividends on our common stock and as a result do not reduce the grant-date fair value per share by the present value of dividends expected to be paid during the requisite service period for restricted stock units. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

We will recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited. That is, we recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for an award is reversed in the period the award is forfeited.

The following table summarized stock unit activity during the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2023	—	—
Granted	800	$463.64
Vested	400	463.64
Forfeited	—	—
Unvested at December 31, 2024	400	$463.64

As of December 31, 2024, we had total unrecognized compensation cost of approximately $145,000 related to unvested restricted stock units which is expected to be amortized over a weighted average amortization period of approximately 1.56 years.

The following table summarizes stock-based compensation expense related to share-based awards which is recorded in the consolidated statements of comprehensive income:

Fiscal 2025 as of December 31, 2024
Stock-based compensation	$24
Total stock-based compensation expense	24
Total tax benefit	(6)
Net decrease in net income	$18

Note 3 - New Accounting Pronouncement

During November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis. The amendments enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company believes that the adoption of ASU No. 2023-07 does not have a material effect on its consolidated financial statements.

Note 4 – Right-of-Use (ROU) Asset and Liabilities

ROU: At December 31, 2024, the Company recorded a ROU asset and lease liabilities of approximately $101,000 for its operating office and equipment leases, including approximately $22,000 beyond one year.  (At December 31, 2023, there were ROU asset and lease liabilities of $82,000 with $31,000 beyond one year.) Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

Accrued Liabilities: Accrued current liabilities primarily consisted of (i) accrued vacation of $3,330,000 and $3,140,000 at December 31, 2024 and 2023, respectively, (ii) current portion of the supplemental compensation accrual of $345,000 and $355,000 at December 31, 2024 and 2023, respectively, and (iii) accrued payroll, including non-qualified compensation, and others of $2,091,000 and $1,537,000 at December 31, 2024 and 2023, respectively. Accrued long-term liabilities primarily consist of the long-term portion of the supplemental compensation accruals at December 31, 2024 and 2023, respectively.

Note 5 – Revenue Recognition

The Company recognizes revenues in accordance with the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).

For the Traditional Business, proceeds from the sale of subscriptions for newspapers, court rule books and other publications and other services are recorded as deferred revenue and are included in earned revenue only when the services are provided, generally over the subscription term. Advertising service fees and other revenues, which represent primarily agency commissions received from outside newspapers in which the advertising is placed, are recognized when advertisements are published and are recorded on a net basis.

Journal Technologies contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. Most are one-transaction contracts. These revenue contracts include (i) implementation consulting fees to configure the system to go-live, (ii) subscription software license, maintenance (including updates and upgrades) and support fees, and (iii) third-party hosting fees when used. For contracts containing multiple performance obligations, the Company allocates the transaction price on the basis of the relative standalone selling price of each distinct good or service, and utilizes the residual approach to estimate the standalone selling price of implementation consulting fees, whereby the standalone selling price is estimated by reference to the total transaction price less the sum of the observable standalone selling prices of its subscription software licenses, maintenance and support fees, and third-party hosting fees. These contracts include assurance-type warranty provisions for limited periods and do not include financing terms. For some contracts, the Company acts as a principal with respect to certain services, such as data conversion, interfaces and hosting that are provided by third parties, and recognizes such revenues and related costs on a gross basis. The Company considers several factors to determine if it controls the good or service and therefore is the principal. These factors include (1) if we have primary responsibility for fulfilling the promise; and (2) if we have discretion in establishing price for the specified good or service. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery, and maintenance revenues are recognized ratably after the go-live.

The Traditional Business and Journal Technologies issue invoices that have payment terms which require payment within 30 days. Contracts do not have a significant financing component and do not have variable consideration. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the required performance services have been completed. Proceeds from subscription-type revenues, including circulation revenue, license, maintenance and support services, and hosting services, are deferred at the time of sale and are recognized on a pro-rata basis over the terms of the subscriptions or service period, and unearned proceeds are recognized within deferred subscriptions and deferred maintenance agreements and others in the consolidated balance sheets. Proceeds from consulting fees are recognized at point of delivery upon service completion, and unearned consulting fee proceeds are recorded under deferred consulting fees on the consolidated balance sheets. Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can e-file cases and pay traffic citations and other fees.

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

Since the Company recognizes revenues when it can invoice the customer pursuant to the contract for the value of completed performance, as a practical expedient and because reliable estimates cannot be made, it has elected not to include the transaction price allocated to unsatisfied performance obligations. These unallocated prices primarily relate to the eFile-it™ and ePay-it™ transactions for which service fees are collected and recognized when the Company processes credit card payments on behalf of the courts via its websites through which the public e-file cases or pay traffic citations. Furthermore, there are no fulfillment costs that are capitalized for the software contracts.

Approximately 77% of the Company’s revenues for the three months ended December 31, 2024 and 76% for the three months ended December 31, 2023 were derived from sales of software licenses, annual software licenses, maintenance and support agreements and consulting services that typically include implementation and training.

The change in total deferred revenues, including the long-term portion, is as follows:

Changes in total deferred revenues (000)

Description	Balance at Beginning of Year	Addition to the Deferral	Recognition from Deferral	Balance at End of Year
As of December 31, 2024
Total deferred revenues	$24,596	$7,461	$(11,204)	$20,853
As of December 31, 2023
Total deferred revenues	$26,539	$8,627	$(10,954)	$24,212

Note 6 - Treasury Stock and Net Income per Common Share

In June 2022, the Company received from Charles T. Munger 3,720 shares of Daily Journal common stock as his gracious personal gift (worth approximately $1 million on the date of the gift) for the purpose of establishing a new senior management equity incentive plan. These donated shares were considered treasury stock, and the Company accounted for them using the par method which had an immaterial effect on the amount on Treasury Stock and Additional Paid-in Capital. The number of outstanding shares of the Company was reduced by these 3,720 shares to reflect the actual number of outstanding shares of 1,377,026 at September 30, 2022. In July 2024, the Board approved the grant of 400 shares to the Company’s Chief Executive Officer, and these shares were transferred to him in December 2024. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,376,852 and $1,377,026 for the three months ended December 31, 2024 and 2023, respectively.

Note 7 - Basic and Diluted Net Income Per Share

The Company did not have any common stock equivalents at December 31, 2023. At December 31, 2024, there were common stock, and restricted stock units which were about equivalent to common stocks and therefore basic and diluted net income per share were the same.

Note 8 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of December 31, 2024 and September 30, 2024, there were net accumulated pretax unrealized gains of $233,010,000 and $219,597,000, respectively, recorded in the accompanying consolidated balance sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

During the three months ended December 31, 2024, the Company recorded and included in its net income the net unrealized gains on marketable securities of $13,413,000, as compared with $14,690,000, in the prior fiscal year period. There were no purchases or sales of marketable securities during both the periods ended December 31, 2024 and 2023.

Our long-serving director and former chairman, Charles T. Munger, had managed the Company’s marketable securities portfolio since the original purchases were made with the Company’s excess cash in 2009. Mr. Munger passed away in November 2023, and the Company remains committed to using the portfolio as a source of strength in support of its operating businesses, just as it has for the past 16 years. The Board continues to work to ensure the prudent and effective management of these assets in the context of the current market and the needs of the businesses, including consultation with outside advisors to which the Board has access. The March 2024 sales of a portion of the portfolio (approximately 10%) to reduce the Company’s margin loan, are aspects of that work.

Investments in marketable securities as of December 31, 2024 and September 30, 2024 are summarized below.

Investment in Financial Instruments (000)

	December 31, 2024			September 30, 2024
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$372,104	$139,094	$233,010	$358,691	$139,094	$219,597

Note 9 - Income Taxes

For the three months ended December, 2024, the Company recorded an income tax provision of $4,000,000 on the pretax income of $14,895,000. The income tax provision consisted of tax provisions of $3,500,000 on the unrealized gains on marketable securities, $15,000 on income from foreign operations, $275,000 on income from US operations and dividend income, $10,000 for the dividends received deduction and other permanent book and tax differences, and $200,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the three months ended December 31, 2024 was 26.9%, after including the taxes on the unrealized gains on marketable securities.

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

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2022 with regard to federal income taxes and fiscal 2021 for state income taxes.

Note 10 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. In addition, there were subsequent borrowings of $45.5 million to purchase additional marketable securities bringing the margin loan balance up to $75 million during fiscal 2023. In March 2024, the Company sold a portion of its marketable securities for approximately $40.6 million and used these proceeds and excess cash from operations to pay down the margin loan balance to $27.5 million at December 31, 2024.

The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of December 31, 2024 was approximately 5%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining 10 years. This real estate loan had a balance of approximately $1.08 million as of December 31, 2024. Each monthly installment payment is approximately $16,700.

The Company owns its facilities in Los Angeles, California. The Company also leases space for its other offices under operating leases which expire at various dates through October 2025.

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses, inclusive of these expenses, for the three months ended December 31, 2024 and 2023 were $66,000 and $70,000, respectively.

Effective January 1, 2023, the Company began sponsoring a 401(k) retirement plan and a non-qualified deferred compensation plan for its employees. The 401(k) retirement plan is a defined contribution plan available to employees meeting minimum service requirements. Eligible employees can contribute up to 100% of their current compensation to the plan subject to certain statutory limitations. The Company matches 50% of the 401(k) contribution up to 4% of total compensation. Contributions to the retirement plan were $175,000 and $176,000 for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there were deferred compensation liabilities of approximately $934,000 of which $832,000 were held under a trust account for the non-qualified deferred compensation plan. There were deferred compensation liabilities of approximately $387,000 of which $379,000 were held under a trust account for the non-qualified deferred compensation plan in the prior fiscal year period.

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

Note 12 - Operating Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Corporate is presented below as a non-operating segment to reconcile segment results to the Company’s consolidated financial statement line-item totals. Additional detail about each of the reportable segments and its income and expenses is set forth below:

Overall Financial Results

For the three months ended December 31

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Revenues
Advertising	$2,279	$2,087	$—	$—	$—	$—	$2,279	$2,087
Circulation	1,080	1,095	—	—	—	—	1,080	1,095
Advertising service fees and other	732	705	—	—	—	—	732	705
Licensing and maintenance fees	—	—	7,525	6,557	—	—	7,525	6,557
Consulting fees	—	—	2,599	3,302	—	—	2,599	3,302
Other public service fees	—	—	3,489	2,247	—	—	3,489	2,247
Total operating revenues	4,091	3,887	13,613	12,106	—	—	17,704	15,993
Operating expenses
Salaries and employee benefits	2,490	2,549	9,546	8,798	—	—	12,036	11,347
Stock-based compensation	4	—	20	—	—	—	24	—
Decrease to the long-term supplemental compensation accrual	(185)	(420)	—	—	—	—	(185)	(420)
Others	1,496	1,471	3,591	2,972	—	—	5,087	4,443
Total operating expenses	3,805	3,600	13,157	11,770	—	—	16,962	15,370
Income from operations	286	287	456	336	—	—	742	623

Dividends and interest income	—	—	—	—	1,184	1,569	1,184	1,569
Interest expense on note payable collateralized by real estate and other	—	—	—	—	(9)	(11)	(9)	(11)
Interest expense on margin loans	—	—	—	—	(385)	(1,131)	(385)	(1,131)
Net unrealized loss on non-qualified compensation plan	—	—	—	—	(50)	—	(50)	—
Net unrealized gains on marketable securities	—	—	—	—	13,413	14,690	13,413	14,690
Pretax income	286	287	456	336	14,153	15,117	14,895	15,740
Income tax expenses	(75)	(55)	(175)	(250)	(3,750)	(2,820)	(4,000)	(3,125)
Net income	$211	$232	$281	$86	$10,403	$12,297	$10,895	$12,615
Total assets	$13,851	$15,483	$25,784	$24,062	$372,936	$317,818	$412,571	$357,363
Capital expenditures	$—	$5	$—	$—	$—	$—	$—	$5

During the three months ended December 31, 2024, the Traditional Business had total operating revenues of $4,091,000 with $3,011,000 recognized after services were provided and $1,080,000 recognized ratably over the publication subscription terms, as compared with total operating revenues of $3,887,000 with $2,792,000 recognized after services were provided and $1,095,000 recognized ratably over the publication subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $13,613,000 with $6,088,000 recognized upon completion of services and $7,525,000 recognized ratably over the subscription periods, as compared with total operating revenues of $12,106,000 with $5,570,000 recognized upon completion of services and $6,536,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 77% of the Company’s revenues during the three-month period ended December 31, 2024 were derived from Journal Technologies as compared with 76% in the prior fiscal year period. In addition, the Company’s revenues during the quarter were primarily from the United States with approximately 9% from foreign countries. Journal Technologies’ revenues are primarily from governmental agencies.

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

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each reportable segment and its income and expenses is set forth below:

Overall Financial Results

For the three months ended December 31

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Revenues
Advertising	$2,279	$2,087	$—	$—	$—	$—	$2,279	$2,087
Circulation	1,080	1,095	—	—	—	—	1,080	1,095
Advertising service fees and other	732	705	—	—	—	—	732	705
Licensing and maintenance fees	—	—	7,525	6,557	—	—	7,525	6,557
Consulting fees	—	—	2,599	3,302	—	—	2,599	3,302
Other public service fees	—	—	3,489	2,247	—	—	3,489	2,247
Total operating revenues	4,091	3,887	13,613	12,106	—	—	17,704	15,993
Operating expenses
Salaries and employee benefits	2,490	2,549	9,546	8,798	—	—	12,036	11,347
Stock-based compensation	4	—	20	—	—	—	24	—
Decrease to the long-term supplemental compensation accrual	(185)	(420)	—	—	—	—	(185)	(420)
Others	1,496	1,471	3,591	2,972	—	—	5,087	4,443
Total operating expenses	3,805	3,600	13,157	11,770	—	—	16,962	15,370
Income from operations	286	287	456	336	—	—	742	623

Dividends and interest income	—	—	—	—	1,184	1,569	1,184	1,569
Interest expense on note payable collateralized by real estate and other	—	—	—	—	(9)	(11)	(9)	(11)
Interest expense on margin loans	—	—	—	—	(385)	(1,131)	(385)	(1,131)
Net unrealized loss on non-qualified compensation plan	—	—	—	—	(50)	—	(50)	—
Net unrealized gains on marketable securities	—	—	—	—	13,413	14,690	13,413	14,690
Pretax income	286	287	456	336	14,153	15,117	14,895	15,740
Income tax expenses	(75)	(55)	(175)	(250)	(3,750)	(2,820)	(4,000)	(3,125)
Net income	$211	$232	$281	$86	$10,403	$12,297	$10,895	$12,615
Total assets	$13,851	$15,483	$25,784	$24,062	$372,936	$317,818	$412,571	$357,363
Capital expenditures	$—	$5	$—	$—	$—	$—	$—	$5

Consolidated Financial Comparison

Consolidated revenues were $17,704,000 and $15,993,000 for the three months ended December 31, 2024 and 2023, respectively. This increase of $1,711,000 (11%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $968,000, and other public service fees of $1,242,000, partially offset by decreased consulting fees of $703,000, and (ii) the Traditional Business’ advertising revenues of $192,000 and advertising service fees and other of $27,000.

Approximately 77% of the Company’s revenues during the three months ended December 31, 2024 were derived from Journal Technologies. In addition, the Company’s revenues during the three months ended December 31, 2024, were primarily from the United States, with approximately $1,605,000 (9%) from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $1,592,000 (10%) to $16,962,000 from $15,370,000. Total salaries and employee benefits increased by $689,000 (6%) to $12,036,000 from $11,347,000 primarily due to the annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects. Outside services increased by $143,000 (9%) to $1,810,000 from $1,667,000 mainly because of additional contractor services and increased third-party hosting fees which were billed to clients. Equipment and maintenance and software went up by $226,000 (60%) to $602,000 from $376,000 primarily because of purchases of additional equipment for new hires. Accounting and legal fees increased by $64,000 (25%) to $320,000 from $256,000 primarily resulting from increased legal fees. Other general and administrative expenses increased by $163,000 (20%) to $995,000 from $832,000 mainly because there were increased business travel expenses, the purchase of directors and officers insurance and additional accruals for the directors’ stipends.

The Company’s non-operating income, net of expenses, decreased by $964,000 (6%) to $14,153,000 from $15,117,000 in the prior fiscal year period primarily because of the recording of net unrealized gains on marketable securities of $13,413,000 as compared with $14,690,000 in the prior fiscal year period. There was also a decrease in dividends and interest income of $385,000 (25%) to $1,184,000 from $1,569,000.

During the three months ended December 31, 2024, the Company’s consolidated pretax income was $14,895,000, as compared to $15,740,000 in the prior fiscal year period. There was consolidated net income of $10,895,000 ($7.91 per share) for the three months ended December 31, 2024, as compared with $12,615,000 ($9.16 per share) in the prior fiscal year period.

At December 31, 2024, the aggregate fair market value of the Company’s marketable securities was $372,104,000. These securities had approximately $233,010,000 of net unrealized gains before taxes of $60,810,000. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the three months ended December, 2024, the Company recorded an income tax provision of $4,000,000 on the pretax income of $14,895,000. The income tax provision consisted of tax provisions of $3,500,000 on the unrealized gains on marketable securities, $15,000 on income from foreign operations, $275,000 on income from US operations and dividend income, $10,000 for the dividends received deduction and other permanent book and tax differences, and $200,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. Consequently, the overall effective tax rate for the three months ended December 31, 2024 was 26.9%, after including the taxes on the unrealized gains on marketable securities.

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

The Company files consolidated federal income tax returns in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal 2022 with regard to federal income taxes and fiscal 2021 for state income taxes.

The Traditional Business

The Traditional Business’ pretax income remained relatively unchanged. This decrease was primarily resulted from increased merchant discount fees, additional promotional expenses and postage, partially offset by increased revenues.

During the three months ended December 31, 2024, the Traditional Business had total operating revenues of $4,091,000, as compared with $3,887,000 in the prior fiscal year period. Advertising revenues increased by $192,000 (9%) to $2,279,000 from $2,087,000, primarily resulting from increased commercial advertising revenues of $63,000, legal notice advertising revenues of $60,000, and trustee sale notice advertising revenues of $76,000, partially offset by decreased government notice advertising revenues of $7,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company decreased slightly by 1% during the three months ended December 31, 2024 as compared to the prior fiscal year period. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 85% of the total public notice advertising revenues during the three-month period ended December 3l, 2024. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 13% of the Company's total operating revenues for the three months ended December 31, 2024 and 14% for the three months ended December 31, 2023.

The Daily Journals accounted for about 94% of the Traditional Business’ total circulation revenues, which decreased by $15,000 (1%) to $1,080,000 from $1,095,000. The court rule and judicial profile services generated about 4% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, decreased by $30,000 (1%) to $3,990,000 from $4,020,000.

Journal Technologies

During the three months ended December 31, 2024, Journal Technologies’ business segment pretax income increased by $120,000 (36%) to $456,000 from $336,000 in the prior fiscal year period primarily resulted from increased operating revenues of $1,507,000, which were partially offset by increased operating expenses of $1,387,000.

Revenues increased by $1,507,000 (12%) to $13,613,000 from $12,106,000 in the prior fiscal year period. Licensing and maintenance fees increased by $968,000 (15%) to $7,525,000 from $6,557,000. Consulting fees decreased by $703,000 (21%) to $2,599,000 from $3,302,000 mainly due to fewer completed service obligations. Other public service fees increased by $1,242,000 (55%) to $3,489,000 from $2,247,000 primarily because of increased e-filing fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services that are recognized upon the completion of service obligations. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance periods.

Operating expenses increased by $1,387,000 (12%) to $13,157,000 from $11,770,000 primarily because of (i) increased personnel costs because of annual salary adjustments, (ii) additional contractor services and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects, and (iii) increased third-party hosting fees which were billed to clients.

Journal Technologies continues to update and upgrade its software products, which includes work deemed necessary by management to strengthen and update aspects like user experience, documentation, and ease of ongoing customer upgrades (which the Company believes should correspondingly reduce costs for Journal Technologies over the longer term). These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

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

Liquidity and Capital Resources

During the three months ended December 31, 2024, the Company’s cash and cash equivalents, restricted cash, and marketable security positions increased by $15,577,000 after the recording of net pretax unrealized gains on marketable securities of $13,413,000.

The investments in marketable securities, which had an adjusted cost basis of approximately $139,094,000 and a market value of about $372,104,000 at December 31, 2024, generated approximately $1,184,000 in dividends and interest income during the three months ended December 31, 2024. These securities had approximately $233,010,000 of net unrealized gains before estimated taxes of $60,810,000 which will become due only when we sell securities in which there is unrealized appreciation. The balance on the Company’s margin loan secured by the securities portfolio was $27,500,000 at both December 31, 2024 and September 30, 2024.

Cash flows from operating activities increased by $3,367,000 during the three months ended December 31, 2024, as compared to the prior fiscal year period, primarily due to (i) decreases in the Company’s accounts receivable of $649,000, (ii) increases in accounts payable of $1,062,000, accrued liabilities which included non-qualified deferred compensation, of $1,202,000, income tax payable of $1,069,000 and deferred income tax payable of $1,086,000. This was partially offset by decreases in deferred revenues of $1,416,000 and net income of $443,000, after excluding the decreases in unrealized gains on marketable securities of $1,277,000.

As of December 31, 2024, the Company had working capital of $370,616,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $20,361,000.

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

The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended September 30, 2024. The above discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this document, including but not limited to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among others: risks associated with software development and implementation efforts, and disruptive new technologies like artificial intelligence; Journal Technologies’ reliance on professional services engagements with justice agencies; material changes in the costs of postage and paper; additional possible changes in the law, particularly changes limiting or eliminating the requirements for public notice advertising; possible loss of the adjudicated status of the Company’s newspapers and their legal authority to publish public notice advertising; a decline in subscriber revenues; possible security breaches of the Company’s software or websites; changes in accounting guidance; material weaknesses in the Company’s internal control over financial reporting; and declines in the market prices of the securities owned by the Company. In addition, such statements could be affected by general industry and market conditions, general economic conditions (particularly in California) and other factors.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in this Form 10-Q, including in conjunction with the forward-looking statements themselves. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by the Company with the Securities and Exchange Commission, including in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2024, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024. There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended December 31, 2024, although the Company has begun a process intended to remediate these material weaknesses in its internal control over financial reporting.

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

DATE: February 18, 2025