Form 10-Q
period 2025-03-31
DAILY JOURNAL CORP
filed 2025-05-20
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

Commission File Number 0-14665

DAILY JOURNAL CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	95-4133299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

915 East First Street	90012-4050
Los Angeles, California	(Zip code)
(Address of principal executive offices)

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

Large Accelerated Filer: ☐	Accelerated Filer: ☐
Non-accelerated Filer: ☒	Smaller Reporting Company: ☒
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,377,426 shares outstanding at April 30, 2025

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets March 31, 2025 and September 30, 2024	3

Consolidated Statements of Income and Comprehensive Income Three months ended March 31, 2025 and 2024	4

Consolidated Statements of Income and Comprehensive Income Six months ended March 31, 2025 and 2024	5

Consolidated Statements of Shareholders’ Equity Six months ended March 31, 2025 and 2024	6

Consolidated Statements of Cash Flows Six months ended March 31, 2025 and 2024	7

Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4. Controls and Procedures	26

Part II Other Information

Item 6. Exhibits	27

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited) (000)

	March 31	September 30
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$11,770	$12,986
Restricted cash	2,229	2,191
Non-qualified deferred compensation plan – trust account asset value	980	748
Marketable securities at fair value	431,490	358,691
Accounts receivable, less allowance for doubtful accounts	11,788	19,219
Inventories	18	15
Prepaid expenses and other current assets	597	612
Derivative asset	88	---
Income tax receivable	--	33
Total current assets	458,960	394,495

Property, plant and equipment, at cost
Land, buildings and improvements	16,418	16,418
Furniture, office equipment and computer software	1,723	1,723
Machinery and equipment	1,521	1,521
	19,662	19,662
Less accumulated depreciation	(10,652)	(10,520)
Total property, plant and equipment, net	9,010	9,142
Operating lease right-of-use assets	80	126
Total assets	$468,050	$403,763

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,811	$6,049
Accrued liabilities	6,408	8,517
Note payable collateralized by real estate	166	164
Income taxes	231	---
Deferred subscriptions	2,382	2,558
Deferred consulting fees	2,454	2,031
Deferred maintenance agreements and others	12,862	19,124
Total current liabilities	30,314	38,443

Long term liabilities
Investment margin account borrowings	25,000	27,500
Note payable collateralized by real estate	872	956
Deferred maintenance agreements	375	883
Accrued liabilities	3,110	3,772
Accrued non-qualified deferred compensation	1,015	784
Deferred income taxes	72,926	52,641
Total long-term liabilities	103,298	86,536

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	---	---
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 427,627 treasury shares, at March 31, 2025 and September 30, 2024	14	14
Additional paid-in capital	2,046	1,957
Retained earnings	332,378	276,813
Total shareholders' equity	334,438	278,784
Total liabilities and shareholders’ equity	$468,050	$403,763

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited) (000)

	Three months ended March 31
	2025	2024

Revenues
Advertising	$2,565	$2,316
Circulation	1,047	1,099
Advertising service fees and other	768	697
Licensing and maintenance fees	7,501	6,854
Consulting fees	2,664	3,199
Other public service fees	3,631	2,406
Total revenues	18,176	16,571

Costs and expenses
Salaries and employee benefits	12,706	11,803
Stock-based compensation	65	---
Decrease to the long-term supplemental compensation accrual	(450)	(410)
Agency commissions	385	299
Outside services	1,802	1,791
Postage and delivery expenses	185	183
Newsprint and printing expenses	191	160
Depreciation and amortization	65	67
Equipment maintenance and software	441	336
Credit card merchant discount fees	528	558
Rent expenses	91	71
Accounting and legal fees	267	155
Other general and administrative expenses	937	925
Total costs and expenses	17,213	15,938
Income from operations	963	633
Other income (expense)
Dividends and interest income	1,178	1,217
Rental income	9	---
Increase in fair value of derivative asset	88	---
Net unrealized (losses) gains on non-qualified compensation plan	(3)	72
Net realized and unrealized gains on marketable securities	59,386	19,764
Interest expense on margin loans and others	(342)	(1,056)
Interest expense on note payable collateralized by real estate	(9)	(10)
Income before income taxes	61,270	20,620
Income tax provision	(16,600)	(5,205)
Net income	$44,670	$15,415

Weighted average number of common shares outstanding - basic and diluted	1,377,426	1,377,026
Basic and diluted net income per share	$32.43	$11.19

Comprehensive income	$44,670	$15,415

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited) (000)

	Six months ended March 31
	2025	2024
Revenues
Advertising	$4,844	$4,403
Circulation	2,127	2,194
Advertising service fees and other	1,500	1,402
Licensing and maintenance fees	15,026	13,411
Consulting fees	5,263	6,501
Other public service fees	7,120	4,653
Total revenues	35,880	32,564

Costs and expenses
Salaries and employee benefits	24,742	23,186
Stock-based compensation	89	---
Decrease to the long-term supplemental compensation accrual	(635)	(830)
Agency commissions	684	542
Outside services	3,612	3,422
Postage and delivery expenses	384	359
Newsprint and printing expenses	355	365
Depreciation and amortization	132	133
Equipment maintenance and software	1,043	712
Credit card merchant discount fees	1,093	1,110
Rent expenses	157	141
Accounting and legal fees	587	411
Other general and administrative expenses	1,932	1,757
Total costs and expenses	34,175	31,308
Income from operations	1,705	1,256
Other income (expense)
Dividends and interest income	2,362	2,786
Rental income	9	---
Increase in fair value of derivative asset	88	---
Net unrealized (losses) gains on non-qualified compensation plan	(53)	72
Net realized and unrealized gains on sales of marketable securities	72,799	34,454
Interest expense on margin loans and others	(727)	(2,187)
Interest expense on note payable collateralized by real estate	(18)	(21)
Income before income taxes	76,165	36,360
Income tax provision	(20,600)	(8,330)
Net income	$55,565	$28,030

Weighted average number of common shares outstanding - basic and diluted	1,377,268	1,377,026
Basic and diluted net income per share	$40.34	$20.36

Comprehensive income	$55,565	$28,030

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited) (000)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2023	1,805,053	$18,000	(428,027)	$(4)	$1,755	$198,700	$200,469
Net income	---	---	---	---	---	12,615	12,615
Balance at December 31, 2023	1,805,053	18,000	(428,027)	(4)	1,755	211,315	213,084
Net income	---	---	---	---	---	15,415	15,415
Balance at March 31, 2024	1,805,053	$18,000	(428,027)	$(4)	$1,755	$226,730	$228,499

Balance at September 30, 2024	1,805,053	$18	(427,627)	$(4)	$1,957	$276,813	$278,784
Restricted stock unit cost amortization	---	---	---	---	24	---	24
Net income	---	---	---	---	---	10,895	10,895
Balance at December 31, 2024	1,805,053	18	(427,627)	(4)	1,981	287,708	289,703
Restricted stock unit cost amortization	---	---	---	---	65	---	65
Net income	---	---	---	---	---	44,670	44,670
Balance at March 31, 2025	1,805,053	$18	(427,627)	$(4)	$2,046	$332,378	$334,438

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (000)

	Six months ended March 31
	2025	2024
Cash flows from operating activities
Net income	$55,565	$28,030
Adjustments to reconcile net income to net cash provided from (used in) operations
Stock-based compensation	89	---
Depreciation and amortization	132	133
Net realized and unrealized gains on marketable securities	(72,799)	(34,454)
Increase in fair value of derivative asset	(88)	---
Deferred income taxes	20,285	5,047
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	7,431	3,063
Inventories	(3)	8
Prepaid expenses and other assets	61	(108)
Income tax receivable	33	---
Increase (decrease) in liabilities
Accounts payable	(238)	(573)
Accrued liabilities, including non-qualified deferred compensation	(2,540)	(3,279)
Income tax payable	231	1,481
Deferred subscriptions	(176)	(116)
Deferred consulting fees	423	(1,600)
Deferred maintenance agreements and others	(6,770)	(2,445)
Net cash provided from (used in) operating activities	1,636	(4,813)

Cash flows from investing activities
Proceeds from sales of marketable securities	---	40,579
Purchases of property, plant and equipment	---	(23)
Net cash provided from investing activities	---	40,556

Cash flows from financing activities
Payment to margin loan borrowing	(2,500)	(45,579)
Payment of real estate loan principal	(82)	(79)
Net cash used in financing activities	(2,582)	(45,658)

Decrease in cash and restricted cash and cash equivalents	(946)	(9,915)

Cash and cash equivalents and restricted cash
Beginning of year
Cash and cash equivalents	12,986	20,844
Restricted cash	2,191	2,100
Non-qualified deferred compensation plan – trust account asset value	748	194
End of year	$14,979	$13,223

Interest paid during year	$740	$2,198
Income taxes paid during year	$52	$1,802

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

Essentially all of the Company’s U.S. operations are based in California, Arizona and Utah. The Company also has a presence in Australia where Journal Technologies is working on three software installation projects and in British Columbia, Canada, where the Company has a wholly-owned subsidiary, Journal Technologies (Canada) Inc.

Note 2 – Summary of Significant Accounting Policies

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements present fairly the financial position of the Company as of March 31, 2025 and September 30, 2024, its results of operations and consolidated statements of shareholders’ equity for the three- and six-month periods ended March 31, 2025 and 2024, and cash flows for the six-month periods ended March 31, 2025 and 2024. The results of operations for the six-months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation. Financial monetary figures presented in the tables are reported in thousands except for the number of shares and the per share price.

During this quarter, Journal Technologies’ revenues included a reversal of approximately $426,000 consulting fee revenues associated with the previous quarter ended December 31, 2024. These revenues should have been recorded as deferred revenues but were inappropriately recorded as revenues, thus overstating Journal Technologies’ segment profit in the first fiscal quarter by $426,000 and understating its second fiscal quarter by the same amount.

In accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality (“SAB 99”), codified in Financial Accounting Standards Boards’ (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections (“ASC 250”), the Company evaluated the materiality of such errors from a quantitative and qualitative perspective and concluded that the errors were not material to the Company’s interim financial statements for the periods ended December 31, 2024 and March 31, 2025.  The Company has not filed, and does not intend to file, an amendment to the previously filed Quarterly Report on Form 10-Q for the period ended December 31, 2024 but instead has recorded the adjustment in the period ended March 31, 2025.

The change in allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts (000)

Description	Balance at Beginning of Year	Additions charged to Costs and Expenses	Accounts charged off less Recoveries	Balance at End of Year
Fiscal 2025 year-to-date through March 31
Allowance for doubtful accounts	$250	$1	$(1)	$250
Fiscal 2024 year-to-date through March 31
Allowance for doubtful accounts	$250	$4	$(4)	$250

Advertising: The Company’s policy is to expense advertising expenses as incurred, if any. There were no advertising expenses during both the six months ended March 31, 2025 and 2024 as the Company advertises itself via its own newspapers and websites.

Stock-based Compensation: The Company has implemented two equity incentive plans, one for key employees and one for non-employee directors, each providing for the grant of incentive stock options, non-qualified stock options, restricted stock units, and other equity-based awards.  As of March 31, 2025, there were 4,725 shares available for future grants from the 5,720 shares authorized for grant under the equity incentive plans. Restricted stock unit grants generally vest ratably over two years of continuous services from the date of grant.  We account for share-based compensation using the fair market value on the grant day pursuant to ASC 718.

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

The following table summarized stock unit activity during the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2023	---	$	---
Granted	995		457.20
Vested	400		463.64
Forfeited	---		---
Unvested at March 31, 2025	595		$452.88

As of March 31, 2025, we had total unrecognized compensation cost of approximately $122,000 related to unvested restricted stock units which is expected to be amortized over a weighted average amortization period of approximately 1.3 years.

The following table summarizes stock-based compensation expense related to share-based awards which is recorded in the consolidated statements of comprehensive income:

Fiscal 2025 as of March 31, 2025
Stock-based compensation	$89
Total stock-based compensation expense	89
Total tax benefit	(24)
Net decrease in net income	$65

Note 3 – New Accounting Pronouncement

During November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis. The amendments are intended to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company believes that the adoption of ASU No. 2023-07 does not have a material effect on its consolidated financial statements.

Note 4 – Right-of-Use (ROU) Asset and Liabilities

ROU: At March 31, 2025, the Company recorded a ROU asset and lease liabilities of approximately $80,000 for its operating office and equipment leases, including approximately $10,000 beyond one year.  At March 31, 2024, there were ROU asset and lease liabilities of $69,000 with $21,000 beyond one year. Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

Accrued Liabilities: Accrued current liabilities primarily consisted of (i) accrued vacation of $3,425,000 and $3,325,000 at March 31, 2025 and 2024, respectively, (ii) current portion of the supplemental compensation accrual of $650,000 and $680,000 at March 31, 2025 and 2024, respectively, and (iii) accrued payroll, including non-qualified compensation, and other of $2,333,000 and $2,049,000 at March 31, 2025 and 2024, respectively. Accrued long-term liabilities primarily consist of the long-term portion of the supplemental compensation accruals at March 31, 2025 and 2024, respectively.

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

Approximately 76% of the Company’s revenues for the six months ended March 31, 2025 and 75% for the six months ended in March 31, 2024 were derived from sales of software licenses, annual software licenses, maintenance and support agreements and consulting services that typically include implementation and training.

The changes in total deferred revenues, including the long-term portion, are as follows:

Changes in total deferred revenues (000)

Description	Balance at Beginning of Year	Addition to the Deferral	Recognition from Deferral	Balance at End of Year
As of March 31, 2025
Total deferred revenues	$24,596	$15,893	$(22,416)	$18,073
As of March 31, 2024
Total deferred revenues	$26,539	$17,945	$(22,106)	$22,378

Note 6 - Treasury Stock and Net Income per Common Share

In June 2022, the Company received from Charles T. Munger 3,720 shares of Daily Journal common stock as his gracious personal gift (worth approximately $1 million on the date of the gift) for the purpose of establishing a new senior management equity incentive plan. These donated shares were considered treasury stock, and the Company accounted for them using the par method which had an immaterial effect on the amount on Treasury Stock and Additional Paid-in Capital. The number of outstanding shares of the Company was reduced by these 3,720 shares to reflect the actual number of outstanding shares of 1,377,026 at September 30, 2022. In July 2024, the Board approved the grant of 400 shares to the Company’s Chief Executive Officer, and these shares were transferred to him in December 2024. The net income per common share is based on the weighted average number of shares outstanding during each year. The shares used in the calculation were 1,377,268 and 1,377,026 for the six months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the shares used in the calculation were 1,377,426 and 1,377,026, respectively,

Note 7 - Basic and Diluted Net Income Per Share

The Company did not have any common stock equivalents at March 31, 2024. At March 31, 2025, there were shares of common stock, and restricted stock units which were roughly equivalent to shares of common stocks, and, therefore, basic and diluted net income per share were essentially the same.

Note 8 - Investments in Marketable Securities

All investments are classified as “Current assets” because they are available for sale at any time. These marketable securities are stated at fair value. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC 820, Fair Value Measurement. As of March 31, 2025 and September 30, 2024, there were net accumulated pretax unrealized gains of $292,396,000 and $219,597,000, respectively, recorded in the accompanying consolidated balance sheets. Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

During the six months ended March 31, 2025, the Company recorded and included in its net income the net unrealized gains on marketable securities of $72,799,000, as compared with $20,193,000, in the prior fiscal year period. There were no purchases or sales of marketable securities during the three-month period ended March 31, 2025. In March 2024, the Company sold part of its marketable securities for approximately $40,579,000, realizing net gains of $14,261,000.

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

Investments in marketable securities as of March 31, 2025 and September 30, 2024 are summarized below.

Investment in Financial Instruments (000)

	March 31, 2025			September 30, 2024
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$431,490	$139,094	$292,396	$358,691	$139,094	$219,597

Note 9 - Income Taxes

For the six months ended March 31, 2025, the Company recorded an income tax provision of $20,600,000 on the pretax income of $76,165,000. The income tax provision consisted of tax provisions of $19,155,000 on the unrealized gains on marketable securities, $35,000 on income from foreign operations, $910,000 on income from US operations and dividend income, and a tax provision of $640,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. These tax liabilities were partially offset by a tax benefit of $140,000 for the dividends received deduction and other permanent book and tax differences. Consequently, the overall effective tax rate for the six months ended March 31, 2025 was 27%, after including the taxes on the unrealized gains on marketable securities.

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

Note 10 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. In addition, there were subsequent borrowings of $45.5 million to purchase additional marketable securities bringing the margin loan balance up to $75 million during fiscal 2023. In March 2024, the Company sold a portion of its marketable securities for approximately $40.6 million and used these proceeds and excess cash from operations to pay down the margin loan balance to $27.5 million at last year-end. During the past fiscal quarter ended March 31, 2025, the Company was able to use excess cash from operations to pay down an additional $2.5 million of this margin loan reducing the balance to $25 million.

The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of March 31, 2025 was approximately 5%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining 10 years. This real estate loan had a balance of approximately $1.04 million as of March 31, 2025. Each monthly installment payment is approximately $16,700.

The Company owns its facilities in Los Angeles, California. The Company also leases space for its other offices under operating leases which expire at various dates through May 2026.

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses, inclusive of these expenses, for the six months ended March 31, 2025 and 2024 were $157,000 and $141,000, respectively. For the three months ended March 31, 2025 and 2024, rental expenses were $91,000 and $71,000, respectively.

Effective January 1, 2023, the Company began sponsoring a 401(k) retirement plan and a non-qualified deferred compensation plan for its employees. The 401(k) retirement plan is a defined contribution plan available to employees meeting minimum service requirements. Eligible employees can contribute up to 100% of their current compensation to the plan subject to certain statutory limitations. The Company matches 50% of the 401(k) contribution up to 4% of total compensation. Employer contributions to the retirement plan were $334,000 and $332,000 for the six months ended March 31, 2025 and 2024, respectively. Employer contributions for the three months ended March 31, 2025 and 2024 were $159,000 and $156,000, respectively. As of March 31, 2025, there were deferred compensation liabilities of approximately $1,015,000 of which $980,000 were held under a trust account for the non-qualified deferred compensation plan. There were deferred compensation liabilities of approximately $509,000 which were all held under a trust account for the non-qualified deferred compensation plan in the prior fiscal year period.

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

Overall Financial Results (000)
For the six months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies				Corporate				Total
	2025	2024	2025		2024		2025		2024		2025		2024
Revenues
Advertising	$4,844	$4,403	$	---	$	---	$	---	$	---		$4,844	$4,403
Circulation	2,127	2,194		---		---		---		---		2,127	2,194
Advertising service fees and other	1,500	1,402		---		---		---		---		1,500	1,402
Licensing and maintenance fees	---	---		15,026		13,411		---		---		15,026	13,411
Consulting fees	---	---		5,263		6,501		---		---		5,263	6,501
Other public service fees	---	---		7,120		4,653		---		---		7,120	4,653
Total operating revenues	8,471	7,999		27,409		24,565		---		---		35,880	32,564
Operating expenses
Salaries and employee benefits	5,010	5,173		19,732		18,013		---		---		24,742	23,186
Stock-based compensation	14	---		75		---		---		---		89	---
Decrease to the long-term supplemental compensation accrual	(635)	(800)		---		(30)		---		---		(635)	(830)
Others	2,911	2,765		7,068		6,187		---		---		9,979	8,952
Total operating expenses	7,300	7,138		26,875		24,170		---		---		34,175	31,308
Income from operations	1,171	861		534		395		---		---		1,705	1,256
Dividends and interest income	---	---		---		---		2,362		2,786		2,362	2,786
Rental income	---	---		---		---		9		---		9	---
Interest expense on note payable collateralized by real estate	---	---		---		---		(18)		(21)		(18)	(21)
Interest expense on margin loans and others	---	---		---		---		(727)		(2,187)		(727)	(2,187)
Increase in fair value of derivative asset	---	---		---		---		88		---		88	---
Net unrealized (losses) gains on non-qualified compensation plan	---	---		---		---		(53)		72		(53)	72
Net realized and unrealized gains on marketable securities	---	---		---		---		72,799		34,454		72,799	34,454
Pretax income	1,171	861		534		395		74,460		35,104		76,165	36,360
Income tax expense	(315)	(200)		(185)		(90)		(20,100)		(8,040)		(20,600)	(8,330)
Net income	$856	$661		$349		$305		$54,360		$27,064		$55,565	$28,030
Total assets	$13,519	$14,807		$23,041		$23,937		$431,490		$297,003		$468,050	$335,747
Capital expenditures	$--	$23	$	---	$	---	$	---	$	---	$	---	$23

Overall Financial Results (000)
For the three months ended March 31

	Reportable Segments
	Traditional Business			Journal Technologies				Corporate				Total
	2025		2024	2025		2024		2025		2024		2025		2024
Revenues
Advertising		$2,565	$2,316	$	---	$	---	$	---	$	---		$2,565	$2,316
Circulation		1,047	1,099		---		---		---		---		1,047	1,099
Advertising service fees and other		768	697		---		---		---		---		768	697
Licensing and maintenance fees		---	---		7,501		6,854		---		---		7,501	6,854
Consulting fees		---	---		2,664		3,199		---		---		2,664	3,199
Other public service fees		---	---		3,631		2,406		---		---		3,631	2,406
Total operating revenues		4,380	4,112		13,796		12,459		---		---		18,176	16,571
Operating expenses
Salaries and employee benefits		2,520	2,624		10,186		9,179		---		---		12,706	11,803
Stock-based compensation		10	---		55		---		---		---		65	---
Decrease to the long-term supplemental compensation accrual		(450)	(380)		---		(30)		---		---		(450)	(410)
Others		1,415	1,294		3,477		3,251		---		---		4,892	4,545
Total operating expenses		3,495	3,538		13,718		12,400		---		---		17,213	15,938
Income from operations		885	574		78		59		---		---		963	633

Dividends and interest income		---	---		---		---		1,178		1,217		1,178	1,217
Rental income		---	---		---		---		9		---		9	---
Interest expenses on note payable collateralized by real estate		---	---		---		---		(9)		(10)		(9)	(10)
Interest expense on margin loans and other		---	---		---		---		(342)		(1,056)		(342)	(1,056)
Increase in fair value of derivative asset		---	---		---		---		88		---		88	---
Net unrealized (losses) gains on non-qualified compensation plan		---	---		---		---		(3)		72		(3)	72
Net realized and unrealized gains on marketable securities		---	---		---		---		59,386		19,764		59,386	19,764
Pretax income		885	574		78		59		60,307		19,987		61,270	20,620
Income tax expense		(240)	(145)		(10)		160		(16,350)		(5,220)		(16,600)	(5,205)
Net income		$645	$429		$68		$219		$43,957		$14,767		$44,670	$15,415
Total assets		$13,519	$14,807		$23,041		$23,937		$431,490		$297,003		$468,050	$335,747
Capital expenditures	$	---	$18	$	---	$	---	$	---	$	---	$	---	$18

During the six months ended March 31, 2025, the Traditional Business had total operating revenues of $8,471,000 with $6,344,000 recognized after services were provided and $2,127,000 recognized ratably over the subscription terms, as compared with total operating revenues of $7,999,000 with $5,805,000 recognized after services were provided and $2,194,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $27,409,000 with $12,472,000 recognized upon completion of services and $14,937,000 recognized ratably over the subscription periods, as compared with total operating revenues of 24,565,000 with $11,384,000 recognized upon completion of services and $13,181,000 recognized ratably over the subscription periods in the prior fiscal year period.

During the three months ended March 31, 2025, the Traditional Business had total operating revenues of $4,380,000 with $3,333,000 recognized after services were provided and $1,047,000 recognized ratably over the subscription terms, as compared with total operating revenues of $$4,112,000 with $3,013,000 recognized after services were provided and $1,099,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $13,796,000 with $6,384,000 recognized upon completion of services and $7,412,000 recognized ratably over the subscription periods, as compared with total operating revenues of $12,459,000 with $5,814,000 recognized upon completion of services and $6,645,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 76% of the Company’s revenues were derived from Journal Technologies during the three months ended March 31, 2025 and 75% during the three months ended March 31, 2024. In addition, the Company’s revenues have been primarily from the United States with approximately 5% from foreign countries during the six-months ended March 31, 2024. Journal Technologies’ revenues are primarily from governmental agencies.

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

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each reportable segment and its income and expenses is set forth below:

Overall Financial Results (000)
For the six months ended March 31

	Reportable Segments
	Traditional Business			Journal Technologies				Corporate				Total
	2025		2024	2025		2024		2025		2024		2025		2024
Revenues
Advertising		$4,844	$4,403	$	---	$	---	$	---	$	---		$4,844	$4,403
Circulation		2,127	2,194		---		---		---		---		2,127	2,194
Advertising service fees and other		1,500	1,402		---		---		---		---		1,500	1,402
Licensing and maintenance fees		---	---		15,026		13,411		---		---		15,026	13,411
Consulting fees		---	---		5,263		6,501		---		---		5,263	6,501
Other public service fees		---	---		7,120		4,653		---		---		7,120	4,653
Total operating revenues		8,471	7,999		27,409		24,565		---		---		35,880	32,564
Operating expenses
Salaries and employee benefits		5,010	5,173		19,732		18,013		---		---		24,742	23,186
Stock-based compensation		14	---		75		---		---		---		89	---
Decrease to the long-term supplemental compensation accrual		(635)	(800)		---		(30)		---		---		(635)	(830)
Others		2,911	2,765		7,068		6,187		---		---		9,979	8,952
Total operating expenses		7,300	7,138		26,875		24,170		---		---		34,175	31,308
Income from operations		1,171	861		534		395		---		---		1,705	1,256
Dividends and interest income		---	---		---		---		2,362		2,786		2,362	2,786
Rental income		---	---		---		---		9		---		9	---
Interest expenses on note payable collateralized by real estate		---	---		---		---		(18)		(21)		(18)	(21)
Interest expense on margin loans and others		---	---		---		---		(727)		(2,187)		(727)	(2,187)
Increase in fair value of derivative asset		---	---		---		---		88		---		88	---
Net unrealized (losses) gains on non-qualified compensation plan		---	---		---		---		(53)		72		(53)	72
Net realized and unrealized gains on marketable securities		---	---		---		---		72,799		34,454		72,799	34,454
Pretax income		1,171	861		534		395		74,460		35,104		76,165	36,360
Income tax expense		(315)	(200)		(185)		(90)		(20,100)		(8,040)		(20,600)	(8,330)
Net income		$856	$661		$349		$305		$54,360		$27,064		$55,565	$28,030
Total assets		$13,519	$14,807		$23,041		$23,937		$431,490		$297,003		$468,050	$335,747
Capital expenditures	$	---	$23	$	---	$	---	$	---	$	---	$	---	$23

Comparable six-month periods ended March 31, 2025 and 2024

Consolidated Financial Comparison

Consolidated revenues were $35,880,000 and $32,564,000 for the six months ended March 31, 2025 and 2024, respectively. This increase of $3,316,000 (10%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $1,615,000, and other public service fees of $2,467,000, partially offset by decreased consulting fees of $1,238,000, and (ii) the Traditional Business’ advertising revenues of $441,000 and advertising service fees and other of $98,000.

Approximately 76% of the Company’s revenues during the six months ended March 31, 2025 were derived from Journal Technologies. In addition, the Company’s revenues during the six months ended March 31, 2025 were primarily from the United States, with approximately $1,753,000 (5%) from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $2,867,000 (9%) to $34,175,000 from $31,308,000. Total salaries and employee benefits increased by $1,556,000 (7%) to $24,742,000 from $23,186,000 primarily due to the annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects. Outside services increased by $190,000 (6%) to $3,612,000 from $3,422,000 mainly because of additional contractor services and increased third-party hosting fees which were billed to clients. Equipment and maintenance and software went up by $331,000 (46%) to $1,043,000 from $712,000 primarily because of purchases of additional equipment for new hires. Accounting and legal fees increased by $176,000 (43%) to $587,000 from $411,000 primarily resulting from increased legal fees. Other general and administrative expenses increased by $175,000 (10%) to $1,932,000 from $1,757,000 mainly because there were increased business travel expenses, the purchase of directors and officers insurance and additional accruals for the directors’ stipends.

The Company’s non-operating income, net of expenses, increased by $39,356,000 (112%) to $74,460,000 from $35,104,000 in the prior fiscal year period primarily because of the recording of net unrealized gains on marketable securities of $72,799,000 as compared with realized and unrealized gains on marketable securities of $34,454,000 in the prior fiscal year period. There was also a decrease in dividends and interest income of $424,000 (15%) to $2,362,000 from $2,786,000.

During the six months ended March 31, 2025, the Company’s consolidated pretax income was $76,165,000, as compared to $36,360,000 in the prior fiscal year period. There was consolidated net income of $55,565,000 ($40.34 per share) for the six months ended March 31, 2025, as compared with $28,030,000 ($20.36 per share) in the prior fiscal year period.

At March 31, 2025, the aggregate fair market value of the Company’s marketable securities was $431,490,000. These securities had approximately $292,396,000 of net unrealized gains before taxes of $76,930,000. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the six months ended March 31, 2025, the Company recorded an income tax provision of $20,600,000 on the pretax income of $76,165,000. The income tax provision consisted of tax provisions of $19,155,000 on the unrealized gains on marketable securities, $35,000 on income from foreign operations, $910,000 on income from US operations and dividend income, and a tax provision of $640,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. These tax liabilities were partially offset by a tax benefit of $140,000 for the dividends received deduction and other permanent book and tax differences. Consequently, the overall effective tax rate for the six months ended March 31, 2025 was 27%, after including the taxes on the unrealized gains on marketable securities.

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

The Traditional Business

The Traditional Business’ pretax income increased by $310,000 (36%) to $1,171,000 from $861,000. This increase was primarily resulted from increased revenues of $472,000.

During the six months ended March 31, 2025, the Traditional Business had total operating revenues of $8,471,000, as compared with $7,999,000 in the prior fiscal year period. Advertising revenues increased by $441,000 (10%) to $4,844,000 from $4,403,000, primarily resulting from increased commercial advertising revenues of $225,000, legal notice advertising revenues of $64,000, trustee sale notice advertising revenues of $81,000, and government notice advertising revenues of $71,000. In addition, advertising service fees and other revenues increased by $98,000 to $1,500,000 from $1,402,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company increased by 13% during the six months ended March 31, 2025 as compared to the prior fiscal year period. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 84% of the total public notice advertising revenues during the six-month period ended March 31, 2025. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 13% of the Company's total operating revenues for the six months ended March 31, 2025 and 14% for the six months ended March 31, 2024.

The Daily Journals accounted for about 94% of the Traditional Business’ total circulation revenues, which decreased by $67,000 (3%) to $2,127,000 from $2,194,000. The court rule and judicial profile services generated about 4% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, decreased slightly by $3,000 to $7,935,000 from $7,938,000.

Journal Technologies

During the six months ended March 31, 2025, Journal Technologies’ business segment pretax income increased by $139,000 (35%) to $534,000 from $395,000 in the prior fiscal year period primarily resulting from increased operating revenues of $2,844,000, which were partially offset by increased operating expenses of $2,705,000.

Revenues increased by $2,844,000 (12%) to $27,409,000 from $24,565,000 in the prior fiscal year period. Licensing and maintenance fees increased by $1,615,000 (12%) to $15,026,000 from $13,411,000. Consulting fees decreased by $1,238,000 (19%) to $5,263,000 from $6,501,000 mainly due to fewer customer projects being completed during the fiscal 2025 period. Other public service fees increased by $2,467,000 (53%) to $7,120,000 from $4,653,000 primarily because of increased e-filing fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services that are recognized upon the completion of service obligations. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance periods.

Operating expenses increased by $2,705,000 (11%) to $26,875,000 from $24,170,000 primarily because of (i) increased personnel costs because of annual salary adjustments, (ii) additional contractor services and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects, and (iii) increased third-party hosting fees which were billed to clients.

Journal Technologies continues to update and upgrade its software products, which includes work deemed necessary by management to strengthen product management and quality assurance/quality control, as well as update aspects like user experience, documentation, regionalization, and ease of ongoing customer upgrades (which the Company believes should correspondingly reduce costs for Journal Technologies over the longer term). These costs are expensed as incurred and will impact earnings at least through the foreseeable future.

Comparable Segments (for the three-month periods ended March 31, 2025 and 2024)

Overall Financial Results (000)
For the three months ended March 31

	Reportable Segments
	Traditional Business			Journal Technologies				Corporate				Total
	2025		2024	2025		2024		2025		2024		2025		2024
Revenues
Advertising		$2,565	$2,316	$	---	$	---	$	---	$	---		$2,565	$2,316
Circulation		1,047	1,099		---		---		---		---		1,047	1,099
Advertising service fees and other		768	697		---		---		---		---		768	697
Licensing and maintenance fees		---	---		7,501		6,854		---		---		7,501	6,854
Consulting fees		---	---		2,664		3,199		---		---		2,664	3,199
Other public service fees		---	---		3,631		2,406		---		---		3,631	2,406
Total operating revenues		4,380	4,112		13,796		12,459		---		---		18,176	16,571
Operating expenses
Salaries and employee benefits		2,520	2,624		10,186		9,179		---		---		12,706	11,803
Stock-based compensation		10	---		55		---		---		---		65	---
Decrease to the long-term supplemental compensation accrual		(450)	(380)		---		(30)		---		---		(450)	(410)
Others		1,415	1,294		3,477		3,251		---		---		4,892	4,545
Total operating expenses		3,495	3,538		13,718		12,400		---		---		17,213	15,938
Income from operations		885	574		78		59		---		---		963	633

Dividends and interest income		---	---		---		---		1,178		1,217		1,178	1,217
Rental income		---	---		---		---		9		---		9	---
Interest expenses on note payable collateralized by real estate		---	---		---		---		(9)		(10)		(9)	(10)
Interest expense on margin loans and other		---	---		---		---		(342)		(1,056)		(342)	(1,056)
Increase in fair value of derivative asset		---	---		---		---		88		---		88	---
Net unrealized (losses) gains on non-qualified compensation plan		---	---		---		---		(3)		72		(3)	72
Net realized and unrealized gains on marketable securities		---	---		---		---		59,386		19,764		59,386	19,764
Pretax income		885	574		78		59		60,307		19,987		61,270	20,620
Income tax expense		(240)	(145)		(10)		160		(16,350)		(5,220)		(16,600)	(5,205)
Net income		$645	$429		$68		$219		$43,957		$14,767		$44,670	$15,415
Total assets		$13,519	$14,807		$23,041		$23,937		$431,490		$297,003		$468,050	$335,747
Capital expenditures	$	---	$18	$	---	$	---	$	---	$	---	$	---	$18

Consolidated revenues were $18,176,000 and $16,571,000 for the three months ended March 31, 2025 and 2024, respectively. This increase of $1,605,000 (10%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $647,000, and other public service fees of $1,225,000, partially offset by decreased consulting fees of $535,000, and (ii) the Traditional Business’ advertising revenues of $249,000, advertising service fees and other of $71,000, and circulation revenues of $52,000.

Approximately 76% of the Company’s revenues during the three months ended March 31, 2025 were derived from Journal Technologies. In addition, the Company’s revenues during the three months ended March 31, 2025, were primarily from the United States, with approximately $148,000 (1%) from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $1,275,000 (8%) to $17,213,000 from $15,938,000. Total salaries and employee benefits increased by $903,000 (8%) to $12,706,000 from $11,803,000 primarily due to annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on and supporting the Company’s installation projects. Outside services increased by $11,000 (1%) to $1,802,000 from $1,791,000 mainly because of increased third-party hosting fees which were billed to clients. Accounting and legal fees increased by $112,000 (72%) to $267,000 from $155,000 primarily resulting from increased legal fees.

The Company’s non-operating income, net of expenses, increased by $40,320,000 (202%) to $60,039,000 from $19,987,000 in the prior fiscal year period primarily because of the recording of net unrealized gains on marketable securities of $59,386,000 as compared with $19,764,000 in the prior fiscal year period. There was a decrease in dividends and interest income of $39,000 (3%) to $1,178,000 from $1,217,000.

During the three months ended March 31, 2025, the Company’s consolidated pretax income was $61,270,000, as compared to $20,620,000 in the prior fiscal year period. There was consolidated net income of $44,670,000 ($32.43 per share) for the three months ended March 31, 2025, as compared with $15,415,000 ($11.19 per share) in the prior fiscal year period.

The Traditional Business

The Traditional Business’ pretax income increased by $311,000 (54%) to $885,000 from $574,000. This increase primarily resulted from increased revenues of $268,000 and decreased expenses of $43,000.

During the three months ended March 31, 2025, the Traditional Business had total operating revenues of $4,380,000, as compared with $4,112,000 in the prior fiscal year period. Advertising revenues increased by $249,000 (11%) to $2,565,000 from $2,316,000, primarily resulting from increased commercial advertising revenues of $162,000, legal notice advertising revenues of $4,000, trustee sale notice advertising revenues of $5,000, and government notice advertising revenues of $78,000.

Journal Technologies

During the three months ended March 31, 2025, Journal Technologies’ business segment pretax income increased by $19,000 (32%) to $78,000 from $59,000 in the prior fiscal year period primarily resulting from increased operating revenues of $1,337,000, which were partially offset by increased operating expenses of $1,318,000.

During this quarter, Journal Technologies’ revenues included a reversal of approximately $426,000 consulting fee revenues associated with the previous quarter ended December 31, 2024. These revenues should have been recorded as deferred revenues but were inadvertently coded as revenues, thus overstating Journal Technologies’ segment profit in the first fiscal quarter by $426,000 and understating its second fiscal quarterly profit by the same amount as we reflected this change. There was no impact to Journal Technologies’ six-month revenues and its segment profit taken as a whole.

Revenues increased by $1,337,000 (11%) to $13,796,000 from $12,459,000 in the prior fiscal year period. Licensing and maintenance fees increased by $647,000 (9%) to $7,501,000 from $6,854,000. Consulting fees decreased by $535,000 (17%) to $2,664,000 from $3,199,000 mainly due to fewer customer projects being completed. Other public service fees increased by $1,225,000 (51%) to $3,631,000 from $2,406,000 primarily because of increased e-filing fee revenues.

Operating expenses increased by $1,318,000 (11%) to $13,718,000 from $12,400,000 primarily because of (i) increased personnel costs because of annual salary adjustments, (ii) additional contractor services and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on and supporting the Company’s installation projects, and (iii) increased third-party hosting fees which were billed to clients.

Liquidity and Capital Resources

During the three months ended March 31, 2025, the Company’s cash and cash equivalents, restricted cash, and marketable security positions increased by $71,853,000 after the recording of net pretax unrealized gains on marketable securities of $72,799,000, and a payment of $2.5 million to reduce the margin loan balance to $25 million at March 31, 2025.

The investments in marketable securities, which had an adjusted cost basis of approximately $139,094,000 and a market value of about $431,490,000 at March 31, 2025, generated approximately $2,362,000 in dividends and interest income during the six months ended March 31, 2025. These securities had approximately $292,396,000 of net unrealized gains before estimated taxes of $76,930,000 that will become due only when we sell securities in which there is unrealized appreciation. The balance on the Company’s margin loan secured by the securities portfolio was $25,000,000 at March 31, 2025, as compared to $27,500,000 at September 30, 2024.

Cash flows from operating activities increased by $6,449,000 during the six months ended March 31, 2025, as compared to the prior fiscal year period, primarily due to (i) decreases in the Company’s accounts receivable of $4,368,000, (ii) increases in accounts payable of $335,000, accrued liabilities (which included non-qualified deferred compensation) of $739,000 and deferred income tax payable of $15,238,000. This was partially offset by decreases in income tax payable of $1,250,000, deferred revenues of $2,362,000 and net income of $10,898,000, after excluding the increases in realized and unrealized gains on marketable securities of $38,345,000.

As of March 31, 2025, the Company had working capital of $428,646,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $17,698,000.

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

Item 4.    CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2024, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025. There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended March 31, 2025. Management identified that it did not effectively design, implement, or operate certain controls around revenue recognition and associated accounts of deferred revenue. Specifically, there were not sufficient controls to ensure the accurate timing of recognition of revenue associated with certain contracts. Management concluded that this material weakness resulted primarily from the Company's ineffective risk assessment and did not have a sufficient number of accounting personnel that are responsible for the design, operation, and documentation of internal control over financial reporting in the revenue process. The Company is in the process of migrating to a new accounting system as part of its effort to improve its internal controls generally and to remediate the material weaknesses in its internal control over financial reporting.

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

DATE: May 20, 2025