Form 10-Q
period 2025-06-30
DAILY JOURNAL CORP
filed 2025-08-14
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,377,426 shares outstanding at July 31, 2025

DAILY JOURNAL CORPORATION

INDEX

Page Nos.

PART I Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - June 30, 2025 and September 30, 2024	3

Consolidated Statements of Income and Comprehensive Income - Three months ended June 30, 2025 and 2024	4

Consolidated Statements of Income and Comprehensive Income - Nine months ended June 30, 2025 and 2024	5

Consolidated Statements of Shareholders’ Equity - Nine months ended June 30, 2025 and 2024	6

Consolidated Statements of Cash Flows - Nine months ended June 30, 2025 and 2024	7

Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4. Controls and Procedures	26

Part II Other Information

Item 6. Exhibits	27

PART I

Item 1. FINANCIAL STATEMENTS

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited) (000)

	June 30	September 30
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$18,705	$12,986
Restricted cash	2,249	2,191
Non-qualified deferred compensation plan – trust account asset value	1,158	748
Marketable securities at fair value	443,011	358,691
Accounts receivable, less allowance for credit losses	19,566	19,219
Inventories	37	15
Prepaid expenses and other current assets	915	612
Derivative asset	75	-
Income tax receivable	-	33
Total current assets	485,716	394,495

Property, plant and equipment, at cost
Land, buildings and improvements	16,418	16,418
Furniture, office equipment and computer software	1,723	1,723
Machinery and equipment	1,521	1,521
	19,662	19,662
Less accumulated depreciation	(10,716)	(10,520)
Total property, plant and equipment, net	8,946	9,142
Operating lease right-of-use assets	59	126
Total assets	$494,721	$403,763

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,304	$6,049
Accrued liabilities	8,870	8,517
Note payable collateralized by real estate	168	164
Income taxes	1,615	-
Deferred subscriptions	2,583	2,558
Deferred consulting fees	2,094	2,031
Deferred maintenance agreements and others	15,487	19,124
Total current liabilities	39,121	38,443

Long-term liabilities
Investment margin account borrowings	25,000	27,500
Note payable collateralized by real estate	829	956
Deferred maintenance agreements	389	883
Accrued liabilities	3,675	3,772
Accrued non-qualified deferred compensation	1,398	784
Deferred income taxes	75,427	52,641
Total long-term liabilities	106,718	86,536

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	-	-
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued, including 427,627 treasury shares At June 30, 2025 and September 30, 2024	14	14
Additional paid-in capital	2,069	1,957
Retained earnings	346,799	276,813
Total shareholders' equity	348,882	278,784
Total liabilities and shareholders’ equity	$494,721	$403,763

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited) (000)

	Three months ended June 30
	2025	2024
Revenues
Advertising	$2,798	$2,536
Circulation	1,069	1,089
Advertising service fees and other	1,014	802
Licensing and maintenance fees	7,964	7,161
Consulting fees	6,529	3,438
Other public service fees	4,032	2,468
Total revenues	23,406	17,494

Costs and expenses
Salaries and employee benefits	14,778	11,997
Stock-based compensation	23	-
Increase (decrease) to the long-term supplemental compensation accrual	575	(580)
Agency commissions	385	315
Outside services	1,710	1,798
Postage and delivery expenses	192	189
Newsprint and printing expenses	149	150
Depreciation and amortization	64	67
Equipment maintenance and software	290	418
Credit card merchant discount fees	599	558
Rent expenses	96	71
Accounting and legal fees	443	328
Other general and administrative expenses	878	1,093
Total costs and expenses	20,182	16,404
Income from operations	3,224	1,090
Other income (expense)
Dividends and interest income	3,796	2,999
Rental income	15	-
Decrease in fair value of derivative asset	(13)	-
Net unrealized gains on non-qualified compensation plan	20	173
Net realized and unrealized gains on marketable securities	11,521	28,018
Interest expense on margin loans and others	(323)	(435)
Interest expense on note payable collateralized by real estate	(9)	(10)
Income before income taxes	18,231	31,835
Income tax provision	(3,810)	(8,480)
Net income	$14,421	$23,355

Weighted average number of common shares outstanding - basic and diluted	1,377,426	1,377,026
Basic and diluted net income per share	$10.47	$16.96

Comprehensive income	$14,421	$23,355

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited) (000)

	Nine months ended June 30
	2025	2024
Revenues
Advertising	$7,642	$6,939
Circulation	3,196	3,283
Advertising service fees and other	2,514	2,204
Licensing and maintenance fees	22,990	20,572
Consulting fees	11,792	9,939
Other public service fees	11,152	7,121
Total revenues	59,286	50,058

Costs and expenses
Salaries and employee benefits	39,520	35,183
Stock-based compensation	112	-
Decrease to the long-term supplemental compensation accrual	(60)	(1,410)
Agency commissions	1,069	857
Outside services	5,322	5,220
Postage and delivery expenses	576	548
Newsprint and printing expenses	504	515
Depreciation and amortization	196	200
Equipment maintenance and software	1,333	1,130
Credit card merchant discount fees	1,692	1,668
Rent expenses	253	212
Accounting and legal fees	1,030	739
Other general and administrative expenses	2,810	2,850
Total costs and expenses	54,357	47,712
Income from operations	4,929	2,346
Other income (expense)
Dividends and interest income	6,158	5,857
Rental income	24	-
Increase in fair value of derivative asset	75	-
Net realized and unrealized gains on marketable securities	84,320	62,472
Net unrealized (losses) gains on non-qualified compensation plan	(33)	173
Interest expense on margin loans and others	(1,050)	(2,622)
Interest expense on note payable collateralized by real estate	(27)	(31)
Income before income taxes	94,396	68,195
Income tax provision	(24,410)	(16,810)
Net income	$69,986	$51,385

Weighted average number of common shares outstanding - basic and diluted	1,377,321	1,377,026
Basic and diluted net income per share	$50.81	$37.32

Comprehensive income	$69,986	$51,385

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited) (000)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Shareholders'
	Share	Amount	Share	Amount	Capital	Earnings	Equity

Balance at September 30, 2023	1,805,053	$18	(428,027)	$(4)	$1,755	$198,700	$200,469
Net income	-	-	-	-	-	12,615	12,615
Balance at December 31, 2023	1,805,053	18	(428,027)	(4)	1,755	211,315	213,084
Net income	-	-	-	-	-	15,415	15,415
Balance at March 31, 2024	1,805,053	18	(428,027)	(4)	$1,755	226,730	228,499
Net income	-	-	-	-	-	23,355	23,355
Balance at June 30, 2024	1,805,053	$18	(428,027)	$(4)	$1,755	$250,085	$251,854

Balance at September 30, 2024	1,805,053	$18	(427,627)	$(4)	$1,957	$276,813	$278,784
Restricted stock unit cost amortization	-	-	-	-	24	-	24
Net income	-	-	-	-	-	10,895	10,895
Balance at December 31, 2024	1,805,053	18	(427,627)	(4)	1,981	287,708	289,703
Stock-based compensation	-	-	-	-	65	-	65
Net income	-	-	-	-	-	44,670	44,670
Balance at March 31, 2025	1,805,053	18	(427,627)	(4)	2,046	332,378	334,438
Stock-based compensation	-	-	-	-	23	-	23
Net income	-	-	-	-	-	14,421	14,421
Balance at June 30, 2025	1,805,053	$18	(427,627)	$(4)	$2,069	$346,799	$348,882

See accompanying Notes to Consolidated Financial Statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (000)

	Nine months ended June 30
	2025	2024
Cash flows from operating activities
Net income	$69,986	$51,385
Adjustments to reconcile net income to net cash provided from (used in) operations
Stock-based compensation	112	-
Depreciation and amortization	196	200
Net realized and unrealized gains on marketable securities	(84,320)	(62,472)
Increase in fair value of derivative asset	(75)	-
Deferred income taxes	22,786	12,843
Changes in operating assets and liabilities
(Increase) decrease in current assets
Accounts receivable, net	(347)	(3,403)
Inventories	(22)	37
Prepaid expenses and other assets	(236)	(194)
Income tax receivable	33	-
Increase (decrease) in liabilities
Accounts payable	2,255	133
Accrued liabilities, including non-qualified deferred compensation	870	(2,041)
Income tax payable	1,615	847
Deferred subscriptions	25	93
Deferred consulting fees	63	(1,726)
Deferred maintenance agreements and others	(4,131)	1,086
Net cash provided from (used in) operating activities	8,810	(3,212)

Cash flows from investing activities
Proceeds from sales of marketable securities	-	40,579
Purchases of property, plant and equipment	-	(11)
Net cash provided from investing activities	-	40,568

Cash flows from financing activities
Payment to margin loan borrowing	(2,500)	(47,500)
Payment of real estate loan principal	(123)	(119)
Net cash used in financing activities	(2,623)	(47,619)

Increase (decrease) in cash and restricted cash and cash equivalents	6,187	(10,263)

Cash and cash equivalents and restricted cash
Beginning of year
Cash and cash equivalents	12,986	23,138
Restricted cash	2,191	-
Non-qualified deferred compensation plan – trust account asset value	748	-
End of period	$22,112	$12,875

Interest paid during year	$1,079	$2,733
Income taxes (refund) paid during year	$(20)	$3,206

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

Essentially all of the Company’s U.S. operations are based in California, Arizona and Utah. The Company also has a presence in Australia and in British Columbia, Canada, where the Company has a wholly-owned subsidiary, Journal Technologies (Canada) Inc.

Note 2 – Summary of Significant Accounting Policies

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements present fairly the financial position of the Company as of June 30, 2025 and September 30, 2024, its results of operations and consolidated statements of shareholders’ equity for the three and nine months ended June 30, 2025 and 2024, and cash flows for the nine months ended June 30, 2025 and 2024. The results of operations for the nine months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

The change in allowance for credit losses is as follows:

Allowance for Credit Losses (000)

Description	Balance at Beginning of Year	Additions charged to Costs and Expenses	Accounts charged off less Recoveries	Balance at End of Year
Fiscal 2025 year-to-date through June 30
Allowance for doubtful accounts	$250	$9	$(9)	$250
Fiscal 2024 year-to-date through June 30
Allowance for doubtful accounts	$250	$4	$(4)	$250

Advertising: The Company’s policy is to expense advertising expenses as incurred, if any. There were no advertising expenses during both the nine months ended June 30, 2025 and 2024 as the Company advertises itself via its own newspapers and websites.

Stock-based Compensation: The Company has implemented two equity incentive plans, one for key employees and one for non-employee directors, each providing for the grant of incentive stock options, non-qualified stock options, restricted stock units, and other equity-based awards.  As of June 30, 2025, there were 4,725 shares available for future grants from the 5,720 shares authorized for grant under the equity incentive plans. Restricted stock unit grants generally vest ratably over two years of continuous service from the date of grant.  We account for share-based compensation using the fair market value on the grant day pursuant to ASC 718.

For restricted stock units, we use the closing market price on the date of grant as their fair market value. We have not historically paid any cash dividends on our common stock and as a result do not reduce the grant-date fair value per share by the present value of dividends expected to be paid during the requisite service period for restricted stock units. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

We will recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited. That is, we recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for an award is reversed in the period the award is forfeited.

The following table summarized stock unit activity during the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at October 1, 2024	-	$-
Granted	995	457.20
Vested	400	463.64
Forfeited	-	-
Unvested at June 30, 2025	595	$452.88

As of June 30, 2025, we had total unrecognized compensation cost of approximately $99,000 related to unvested restricted stock units which is expected to be amortized over a weighted average amortization period of approximately 1.05 years.

The following table summarizes stock-based compensation expense related to share-based awards which is recorded in the consolidated statements of comprehensive income in thousands (000):

Fiscal 2025 as of June 30, 2025
Stock-based compensation	$112
Total stock-based compensation expense	112
Total tax benefit	(30)
Net decrease in net income	$82

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

Note 4 – Right-of-Use (ROU) Asset and Liabilities

ROU: At June 30, 2025, the Company recorded a current ROU asset and current lease liabilities of approximately $59,000 for its operating office and equipment leases.  At June 30, 2024, there were ROU asset and lease liabilities of $151,000 with $92,000 beyond one year. Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

Accrued Liabilities: Accrued current liabilities primarily consisted of (i) accrued vacation of $3,425,000 and $3,350,000 at June 30, 2025 and 2024, respectively, (ii) the current portion of the supplemental compensation accrual of $2,910,000 and $2,280,000 at June 30, 2025 and 2024, respectively, and (iii) accrued payroll, including non-qualified compensation and other of $2,535,000 and $2,887,000 at June 30, 2025 and 2024, respectively. Accrued long-term liabilities primarily consist of the long-term portion of the supplemental compensation accruals at June 30, 2025 and 2024, respectively.

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

Journal Technologies contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. Most are one-transaction contracts. These revenue contracts include (i) implementation consulting fees to configure the system to go-live, (ii) subscription software license, maintenance (including updates and upgrades) and support fees, and (iii) third-party hosting fees when used. For contracts containing multiple performance obligations, the Company allocates the transaction price on the basis of the relative standalone selling price of each distinct good or service, and utilizes the residual approach to estimate the standalone selling price of implementation consulting fees, whereby the standalone selling price is estimated by reference to the total transaction price less the sum of the observable standalone selling prices of its subscription software licenses, maintenance and support fees, and third-party hosting fees. These contracts include assurance-type warranty provisions for limited periods and do not include financing terms. For most contracts, the Company acts as a principal with respect to certain services, such as data conversion, interfaces. Hosting services are provided with support by third parties, and the company recognizes such revenues and related costs on a gross basis The Company considers several factors to determine if it controls the good or service and therefore is the principal. These factors include (1) if we have primary responsibility for fulfilling the promise; and (2) if we have discretion in establishing price for the specified good or service. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery, and maintenance revenues are recognized ratably after the go-live.

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

Approximately 77% of the Company’s revenues for the nine months ended June 30, 2025 and 75% for the nine months ended in June 30, 2024 were derived from sales of software licenses, annual software licenses, maintenance and support agreements and consulting services that typically include implementation and training.

The changes in total deferred revenues, including the long-term portion, are as follows:

Changes in total deferred revenues (000)

Description	Balance at Beginning of Year	Addition to the Deferral	Recognition from Deferral	Balance at End of Year
As of June 30, 2025
Total deferred revenues	$24,596	$33,935	$(37,978)	$20,553
As of June 30, 2024
Total deferred revenues	$26,539	$33,247	$(33,794)	$25,992

Note 6 - Treasury Stock and Net Income per Common Share

In June 2022, the Company received from Charles T. Munger 3,720 shares of Daily Journal common stock as his gracious personal gift for the purpose of establishing a new senior management equity incentive plan. These donated shares were considered treasury stock, and the Company accounted for them using the par method which had an immaterial effect on the amount on Treasury Stock and Additional Paid-in Capital. The number of outstanding shares of the Company was reduced by these 3,720 shares to reflect the actual number of outstanding shares of 1,377,026 at September 30, 2022. In July 2024, the Board approved the grant of 400 shares to the Company’s Chief Executive Officer, and these shares were transferred to him in December 2024. The net income per common share is based on the weighted average number of shares outstanding during each period. The shares used in the calculation were 1,377,321 and 1,377,026 for the nine months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, the shares used in the calculation were 1,377,426 and 1,377,026, respectively,

Note 7 - Basic and Diluted Net Income Per Share

The Company did not have any common stock equivalents at June 30, 2024. At June 30, 2025, there were shares of common stock, and restricted stock units which were roughly equivalent to shares of common stocks, and, therefore, basic and diluted net income per share were essentially the same.

Note 8 - Fair value of Financial Instruments

The Company’s financial instruments include marketable securities and cash equivalents that are measured at fair value on a recurring basis.

Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 — defined as observable inputs based on unadjusted quoted prices for identical instruments in active markets;

●	Level 2 — defined as inputs other than Level 1 that are either directly or indirectly observable in the marketplace for identical or similar instruments in markets that are not active; and

●	Level 3 — defined as unobservable inputs in which little or no market data exists where valuations are derived from techniques in which one or more significant inputs are unobservable.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The carrying amounts of cash, restricted cash, accounts receivable, accrued liabilities and accounts payable approximate fair value because of the short maturity and high liquidity of these instruments. Marketable securities and cash equivalents, which consist of money market funds, are measured and recorded at fair value on the Company’s consolidated balance sheet using Level 1 inputs. The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments. There were no transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three or nine months ended June 30, 2025.

The following table summarizes the fair value hierarchy of the Company’s financial assets measured at fair value as of June 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalent)	$3,846	$-	$-	$3,846
Marketable securities	443,011	-	-	443,011
Total	$446,857	$-	$-	$446,857

The following table summarizes the fair value hierarchy of financial assets measured at fair value as of September 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalent)	$3,945	$-	$-	$3,945
Marketable securities	358,691	-	-	358,691
Total	$362,636	$-	$-	$362,636

As of June 30, 2025 and September 30, 2024, there were net accumulated pretax unrealized gains of marketable securities of $303,917,000 and $219,597,000, respectively, recorded in the accompanying consolidated balance sheets.  Most of the accumulated pretax unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

During the nine months ended June 30, 2025, the Company recorded and included in its net income the net unrealized and realized gains on marketable securities of $84,320,000, as compared with $62,472,000, in the prior fiscal year period. There were no purchases or sales of marketable securities during the nine months ended June 30, 2025. In March 2024, the Company sold part of its marketable securities for approximately $40,579,000, realizing net gains of $14,261,000.

Our long-serving director and former chairman, Charles T. Munger, had managed the Company’s marketable securities portfolio since the original purchases were made with the Company’s excess cash in 2009. Mr. Munger passed away in November 2023, and the Company remains committed to using the portfolio as a source of strength in support of its operating businesses, just as it has for the past 16 years. The Board continues to work to ensure the prudent and effective management of these assets in the context of the current market and the needs of the businesses, including consultation with outside advisors to which the Board has access. The March 2024 sales of a portion of the portfolio (approximately 10%) to reduce the Company’s margin loan are aspects of that work.

Investments in marketable securities as of June 30, 2025 and September 30, 2024 are summarized below.

Investment in Financial Instruments (000)

	June 30, 2025			September 30, 2024
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities
Common stocks	$443,011	$139,094	$303,917	$358,691	$139,094	$219,597

Note 9 - Income Taxes

For the nine months ended June 30, 2025, the Company recorded an income tax provision of $24,410,000 on the pretax income of $94,396,000.  The income tax provision consisted of tax provisions of $21,990,000 on the unrealized gains on marketable securities, $70,000 on income from foreign operations, $2,530,000 on income from US operations and dividend income and $170,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability, partially offset by a tax benefit of $350,000 for the dividends received deduction and other permanent book and tax differences.   Consequently, the overall effective tax rate for the nine months ended June 30, 2025 was 25.9%, after including the taxes on the unrealized gains on marketable securities.

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

Note 10 - Debt and Commitments

During fiscal 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. In addition, there were subsequent borrowings of $45.5 million to purchase additional marketable securities bringing the margin loan balance up to $75 million during fiscal 2023. In March 2024, the Company sold a portion of its marketable securities for approximately $40.6 million and used these proceeds and excess cash from operations to pay down the margin loan balance to $27.5 million at last year-end. During the quarter ended March 31, 2025, the Company was able to use excess cash from operations to pay down an additional $2.5 million of this margin loan. At June 30, 2025, the margin loan balance was $25 million.

The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of June 30, 2025 was approximately 5%. These investment margin account borrowings do not mature.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on about 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining 10 years. This real estate loan had a balance of approximately $997,300 as of June 30, 2025. Each monthly installment payment is approximately $16,700.

The Company owns its facilities in Los Angeles, California. The Company also leases space for its other offices under operating leases which expire at various dates through May 2026.

The Company is responsible for a portion of maintenance, insurance and property tax expenses relating to the leased properties. Rental expenses, inclusive of these expenses, for the nine months ended June 30, 2025 and 2024 were $253,000 and $212,000, respectively. For the three months ended June 30, 2025 and 2024, rental expenses were $96,000 and $71,000, respectively.

Effective January 1, 2023, the Company began sponsoring a 401(k) retirement plan and a non-qualified deferred compensation plan for its employees. The 401(k) retirement plan is a defined contribution plan available to employees meeting minimum service requirements. Eligible employees can contribute up to 100% of their current compensation to the plan subject to certain statutory limitations. The Company matches 50% of the 401(k) contribution up to 4% of total compensation. Employer contributions to the retirement plan were $460,000 and $471,000 for the nine months ended June 30, 2025 and 2024, respectively. Employer contributions for the three months ended June 30, 2025 and 2024 were $126,000 and $139,000, respectively. As of June 30, 2025, there were deferred compensation liabilities of approximately $1,398,000 of which $1,158,000 were held under a trust account for the non-qualified deferred compensation plan. There were deferred compensation liabilities of approximately $716,000 which were all held under a trust account for the non-qualified deferred compensation plan in the prior fiscal year period.

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

Note 12 - Operating Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies, which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Corporate is presented below as a non-operating segment to reconcile segment results to the Company’s consolidated financial statement line-item totals. Additional detail about each of the reportable segments and its income and expenses is set forth below:

Overall Financial Results (000)
For the nine months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues
Advertising	$7,642	$6,939	$-	$-	$-	$-	$7,642	$6,939
Circulation	3,196	3,283	-	-	-	-	3,196	3,283
Advertising service fees and other	2,514	2,204	-	-	-	-	2,514	2,204
Licensing and maintenance fees	-	-	22,990	20,572	-	-	22,990	20,572
Consulting fees	-	-	11,792	9,939	-	-	11,792	9,939
Other public service fees	-	-	11,152	7,121	-	-	11,152	7,121
Total operating revenues	13,352	12,426	45,934	37,632	-	-	59,286	50,058
Operating expenses
Salaries and employee benefits	8,313	7,829	31,207	27,354	-	-	39,520	35,183
Stock-based compensation	17	-	95	-	-	-	112	-
(Decrease) increase to the long-term supplemental compensation accrual	(70)	(1,380)	10	(30)	-	-	(60)	(1,410)
Others	4,855	4,376	9,930	9,563	-	-	14,785	13,939
Total operating expenses	13,115	10,825	41,242	36,887	-	-	54,357	47,712
Income from operations	237	1,601	4,692	745	-	-	4,929	2,346
Dividends and interest income	-	-	-	-	6,158	5,857	6,158	5,857
Rental income	-	-	-	-	24	-	24	-
Interest expense on note payable collateralized by real estate	-	-	-	-	(27)	(31)	(27)	(31)
Interest expense on margin loans and others	-	-	-	-	(1,050)	(2,622)	(1,050)	(2,622)
Increase in fair value of derivative asset	-	-	-	-	75	-	75	-
Net unrealized (losses) gains on non-qualified compensation plan	-	-	-	-	(33)	173	(33)	173
Net realized and unrealized gains on marketable securities	-		-	-	84,320	62,472	84,320	62,472
Pretax income	237	1,601	4,692	745	89,467	65,849	94,396	68,195
Income tax expense	(60)	(390)	(1,255)	(380)	(23,095)	(16,040)	(24,410)	(16,810)
Net income	$177	$1,211	$3,437	$365	$66,372	$49,809	$69,986	$51,385
Total assets	$19,853	$12,893	$31,857	$31,231	$443,011	$325,737	$494,721	$369,861
Capital expenditures	$-	$23	$-	$-	$-	$-	$-	$23

Overall Financial Results (000)
For the three months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues
Advertising	$2,798	$2,536	$-	$-	$-	$-	$2,798	$2,536
Circulation	1,069	1,089	-	-	-	-	1,069	1,089
Advertising service fees and other	1,014	802	-	-	-	-	1,014	802
Licensing and maintenance fees	-	-	7,964	7,161	-	-	7,964	7,161
Consulting fees	-	-	6,529	3,438	-	-	6,529	3,438
Other public service fees	-	-	4,032	2,468	-	-	4,032	2,468
Total operating revenues	4,881	4,427	18,525	13,067	-	-	23,406	17,494
Operating expenses
Salaries and employee benefits	3,303	2,656	11,475	9,341	-	-	14,778	11,997
Stock-based compensation	3	-	20	-	-	-	23	-
Increase (decrease) to the long-term supplemental compensation accrual	565	(580)	10	-	-	-	575	(580)
Others	1,944	1,611	2,862	3,376	-	-	4,806	4,987
Total operating expenses	5,815	3,687	14,367	12,717	-	-	20,182	16,404
Income from operations	(934)	740	4,158	350	-	-	3,224	1,090
Dividends and interest income	-	-	-	-	3,796	2,999	3,796	2,999
Rental income	-	-	-	-	15	-	15	-
Interest expense on note payable collateralized by real estate	-	-	-	-	(9)	(10)	(9)	(10)
Interest expense on margin loans and other	-	-	-	-	(323)	(435)	(323)	(435)
Decrease in fair value of derivative asset	-	-	-	-	(13)	-	(13)	-
Net unrealized gains on non-qualified compensation plan	-	-	-	-	20	173	20	173
Net unrealized gains on marketable securities	-	-	-	-	11,521	28,018	11,521	28,018
Pretax income	(934)	740	4,158	350	15,007	30,745	18,231	31,835
Income tax expense	255	(190)	(1,070)	(290)	(2,995)	(8,000)	(3,810)	(8,480)
Net income	$(679)	$550	$3,088	$60	$12,012	$22,745	$14,421	$23,355
Total assets	$19,853	$12,893	$31,857	$31,231	$443,011	$325,737	$494,721	$369,861
Capital expenditures	$-	$-	$-	$-	$-	$-	$-	$-

During the nine months ended June 30, 2025, the Traditional Business had total operating revenues of $13,352,000 with $10,156,000 recognized after services were provided and $3,196,000 recognized ratably over the subscription terms, as compared with total operating revenues of $12,426,000 with $9,143,000 recognized after services were provided and $3,283,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $45,934,000 with $23,033,000 recognized upon completion of services and $22,901,000 recognized ratably over the subscription periods, as compared with total operating revenues of $37,632,000 with $17,329,000 recognized upon completion of services and $20,303,000 recognized ratably over the subscription periods in the prior fiscal year period.

During the three months ended June 30, 2025, the Traditional Business had total operating revenues of $4,881,000 with $3,812,000 recognized after services were provided and $1,069,000 recognized ratably over the subscription terms, as compared with total operating revenues of $4,427,000 with $3,338,000 recognized after services were provided and $1,089,000 recognized ratably over the subscription terms in the prior fiscal year period. Total operating revenues for the Company’s software business were $18,525,000 with $10,561,000 recognized upon completion of services and $7,964,000 recognized ratably over the subscription periods, as compared with total operating revenues of $13,067,000 with $5,945,000 recognized upon completion of services and $7,122,000 recognized ratably over the subscription periods in the prior fiscal year period.

Approximately 79% of the Company’s revenues were derived from Journal Technologies during the three months ended June 30, 2025 and 75% during the three months ended June 30, 2024. In addition, the Company’s revenues have been primarily from the United States with approximately 9% from foreign countries during the nine months ended June 30, 2024. Journal Technologies’ revenues are primarily from governmental agencies.

Note 13 - Subsequent Events

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no subsequent events occurred that required recognition in the financial statements or disclosures in the Notes to Consolidated Financial Statements.

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

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional detail about each reportable segment and its income and expenses is set forth below:

Overall Financial Results (000)
For the nine months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues
Advertising	$7,642	$6,939	$-	$-	$-	$-	$7,642	$6,939
Circulation	3,196	3,283	-	-	-	-	3,196	3,283
Advertising service fees and other	2,514	2,204	-	-	-	-	2,514	2,204
Licensing and maintenance fees	-	-	22,990	20,572	-	-	22,990	20,572
Consulting fees	-	-	11,792	9,939	-	-	11,792	9,939
Other public service fees	-	-	11,152	7,121	-	-	11,152	7,121
Total operating revenues	13,352	12,426	45,934	37,632	-	-	59,286	50,058
Operating expenses
Salaries and employee benefits	8,313	7,829	31,207	27,354	-	-	39,520	35,183
Stock-based compensation	17	-	95	-	-	-	112	-
(Decrease) increase to the long-term supplemental compensation accrual	(70)	(1,380)	10	(30)	-	-	(60)	(1,410)
Others	4,855	4,376	9,930	9,563	-	-	14,785	13,939
Total operating expenses	13,115	10,825	41,242	36,887	-	-	54,357	47,712
Income from operations	237	1,601	4,692	745	-	-	4,929	2,346
Dividends and interest income	-	-	-	-	6,158	5,857	6,158	5,857
Rental income	-	-	-	-	24	-	24	-
Interest expense on note payable collateralized by real estate	-	-	-	-	(27)	(31)	(27)	(31)
Interest expense on margin loans and others	-	-	-	-	(1,050)	(2,622)	(1,050)	(2,622)
Increase in fair value of derivative asset	-	-	-	-	75	-	75	-
Net unrealized (losses) gains on non-qualified compensation plan	-	-	-	-	(33)	173	(33)	173
Net realized and unrealized gains on marketable securities	-	-	-	-	84,320	62,472	84,320	62,472
Pretax income	237	1,601	4,692	745	89,467	65,849	94,396	68,195
Income tax expense	(60)	(390)	(1,255)	(380)	(23,095)	(16,040)	(24,410)	(16,810)
Net income	$177	$1,211	$3,437	$365	$66,372	$49,809	$69,986	$51,385
Total assets	$19,853	$12,893	$31,857	$31,231	$443,011	$325,737	$494,721	$369,861
Capital expenditures	$-	$23	$-	$-	$-	$-	$-	$23

Comparable nine-month periods ended June 30, 2025 and 2024

Consolidated Financial Comparison

Consolidated revenues were $59,286,000 and $50,058,000 for the nine months ended June 30, 2025 and 2024, respectively. This increase of $9,228,000 (18%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $2,418,000, consulting fees of $1,853,000, and other public service fees of $4,031,000, and (ii) the Traditional Business’ advertising revenues of $703,000 and advertising service fees and other of $310,000.

Approximately 77% of the Company’s revenues during the nine months ended June 30, 2025 were derived from Journal Technologies. In addition, the Company’s revenues during the nine months ended June 30, 2025 were primarily from the United States, with approximately $5,586,000 (9%) from foreign countries. Almost all of Journal Technologies’ revenues were from governmental agencies.

Consolidated operating expenses increased by $6,645,000 (14%) to $54,357,000 from $47,712,000. Total salaries and employee benefits increased by $4,093,000 (12%) to $39,520,000 from $35,427,000 primarily due to annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects. Outside services increased by $102,000 (2%) to $5,322,000 from $5,220,000 mainly because of increased third-party hosting fees which were billed to clients. Equipment and maintenance and software went up by $203,000 (18%) to $1,333,000 from $1,130,000 primarily because of purchases of additional equipment for the new hires. Accounting and legal fees increased by $291,000 (39%) to $1,030,000 from $739,000 primarily resulting from increased legal fees.

The Company’s non-operating income, net of expenses, increased by $23,618,000 (36%) to $89,467,000 from $65,849,000 in the prior fiscal year period primarily because of the recording of net unrealized gains on marketable securities of $84,320,000 as compared with realized and unrealized gains on marketable securities of $62,472,000 in the prior fiscal year period. There was also an increase in dividends and interest income of $301,000 (5%) to $6,158,000 from $5,857,000.

During the nine months ended June 30, 2025, the Company’s consolidated pretax income was $94,396,000, as compared to $68,195,000 in the prior fiscal year period. There was consolidated net income of $69,986,000 ($50.81 per share) for the nine months ended June 30, 2025, as compared with $51,385,000 ($37.32 per share) in the prior fiscal year period.

At June 30, 2025, the aggregate fair market value of the Company’s marketable securities was $443,011,000. These securities had approximately $303,917,000 of net unrealized gains before taxes of $79,260,000. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

For the nine months ended June 30, 2025, the Company recorded an income tax provision of $24,410,000 on the pretax income of $94,396,000.  The income tax provision consisted of tax provisions of $21,990,000 on the unrealized gains on marketable securities, $70,000 on income from foreign operations, $2,530,000 on income from US operations and dividend income and $170,000 for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability, partially offset by a tax benefit of $350,000 for the dividends received deduction and other permanent book and tax differences.   Consequently, the overall effective tax rate for the nine months ended June 30, 2025 was 25.9%, after including the taxes on the unrealized gains on marketable securities.

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

The Traditional Business

The Traditional Business’ pretax income decreased by $1,364,000 (85%) to $237,000 from $1,601,000. This decrease primarily resulted from increased expenses of $2,290,000 mainly due to increases in the long-term supplemental compensation accrual, partially offset by increased revenues of $926,000.

During the nine months ended June 30, 2025, the Traditional Business had total operating revenues of $13,352,000, as compared with $12,426,000 in the prior fiscal year period. Advertising revenues increased by $703,000 (10%) to $7,642,000 from $6,939,000, primarily resulting from increased commercial advertising revenues of $380,000, legal notice advertising revenues of $154,000, trustee sale notice advertising revenues of $108,000, and government notice advertising revenues of $61,000. In addition, advertising service fees and other revenues increased by $310,000 (14%) to $2,514,000 from $2,204,000.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company increased by 12% during the nine months ended June 30, 2025 as compared to the prior fiscal year period. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for about 84% of the total public notice advertising revenues during the nine months ended June 30, 2025. Public notice advertising revenues and related advertising and other service fees, including trustee sales legal advertising revenues, constituted about 13% of the Company's total operating revenues for the nine months ended June 30, 2025 and 14% for the nine months ended June 30, 2024.

The Daily Journals accounted for about 94% of the Traditional Business’ total circulation revenues, which decreased by $87,000 (3%) to $3,196,000 from $3,283,000. The court rule and judicial profile services generated about 4% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses, excluding the adjustments to the long-term supplemental compensation accrual, increased by $980,000 (8%) to $13,185,000 from $12,205,000 primarily due to increased personnel costs and agency commission expenses.

Journal Technologies

During the nine months ended June 30, 2025, Journal Technologies’ business segment pretax income increased by $3,947,000 (530%) to $4,692,000 from $745,000 in the prior fiscal year period primarily resulting from increased operating revenues of $8,302,000, which were partially offset by increased operating expenses of $4,355,000.

Revenues increased by $8,302,000 (22%) to $45,934,000 from $37,632,000 in the prior fiscal year period. Licensing and maintenance fees increased by $2,418,000 (12%) to $22,990,000 from $20,572,000. Consulting fees increased by $1,853,000 (19%) to $11,792,000 from $9,939,000 mainly due to more customer projects being completed during the fiscal 2025 period. Other public service fees increased by $4,031,000 (57%) to $11,152,000 from $7,121,000 primarily because of increased e-filing fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services that are recognized upon the completion of service obligations. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance periods.

Operating expenses increased by $4,355,000 (12%) to $41,242,000 from $36,887,000 primarily because of (i) increased personnel costs because of annual salary adjustments, (ii) additional contractor services and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects, and (iii) increased third-party hosting fees which were billed to clients.

Journal Technologies continues to update and upgrade its software products, which includes work deemed necessary by management to strengthen product management and quality assurance/quality control, as well as update aspects like user experience, documentation, regionalization, and ease of ongoing customer upgrades (which the Company believes should correspondingly reduce costs for Journal Technologies over the longer term). These costs are expensed as incurred and will impact earnings at least through the foreseeable future. The Company will capitalize software development costs if those costs are required to be capitalized under GAAP, which generally means development costs incurred during the typically short period of time, if any, between a product’s technological feasibility and general release. There are also new investments getting underway flowing from research and development related to new possibilities afforded by emerging technologies to offer new types of capabilities to customers and to streamline the process of building and upgrading applications.

Comparable Segments (for the three-month periods ended June 30, 2025 and 2024)

Overall Financial Results (000)
For the three months ended June 30

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues
Advertising	$2,798	$2,536	$-	$-	$-	$-	$2,798	$2,536
Circulation	1,069	1,089	-	-	-	-	1,069	1,089
Advertising service fees and other	1,014	802	-	-	-	-	1,014	802
Licensing and maintenance fees	-	-	7,964	7,161	-	-	7,964	7,161
Consulting fees	-	-	6,529	3,438	-	-	6,529	3,438
Other public service fees	-	-	4,032	2,468	-	-	4,032	2,468
Total operating revenues	4,881	4,427	18,525	13,067	-	-	23,406	17,494
Operating expenses
Salaries and employee benefits	3,303	2,656	11,475	9,341	-	-	14,778	11,997
Stock-based compensation	3	-	20	-	-	-	23	-
Increase (decrease) to the long-term supplemental compensation accrual	565	(580)	10	-	-	-	575	(580)
Others	1,944	1,611	2,862	3,376	-	-	4,806	4,987
Total operating expenses	5,815	3,687	14,367	12,717	-	-	20,182	16,404
Income from operations	(934)	740	4,158	350	-	-	3,224	1,090
Dividends and interest income	-	-	-	-	3,796	2,999	3,796	2,999
Rental income	-	-	-	-	15	-	15	-
Interest expense on note payable collateralized by real estate	-	-	-	-	(9)	(10)	(9)	(10)
Interest expense on margin loans and other	-	-	-	-	(323)	(435)	(323)	(435)
Decrease in fair value of derivative asset	-	-	-	-	(13)	-	(13)	-
Net unrealized gains on non-qualified compensation plan	-	-	-	-	20	173	20	173
Net unrealized gains on marketable securities	-	-	-	-	11,521	28,018	11,521	28,018
Pretax income	(934)	740	4,158	350	15,007	30,745	18,231	31,835
Income tax expense	255	(190)	(1,070)	(290)	(2,995)	(8,000)	(3,810)	(8,480)
Net income	$(679)	$550	$3,088	$60	$12,012	$22,745	$14,421	$23,355
Total assets	$19,853	$12,893	$31,857	$31,231	$443,011	$325,737	$494,721	$369,861
Capital expenditures	$-	$-	$-	$-	$-	$-	$-	$-

Consolidated revenues were $23,406,000 and $17,494,000 for the three months ended June 30, 2025 and 2024, respectively. This increase of $5,912,000 (34%) was primarily from increases in (i) Journal Technologies’ license and maintenance fees of $803,000, consulting fees of $3,091,000 and other public service fees of $1,564,000, and (ii) the Traditional Business’ advertising revenues of $262,000, and advertising service fees and other of $212,000.

Approximately 79% of the Company’s revenues during the three months ended June 30, 2025 were derived from Journal Technologies. In addition, the Company’s revenues during the three months ended June 30, 2025 were primarily from the United States, with approximately $3,833,000 (16%) from foreign countries. Almost all of Journal Technologies’ revenues were from governmental agencies.

Consolidated operating expenses increased by $3,778,000 (23%) to $20,182,000 from $16,404,000. Total salaries and employee benefits increased by $2,709,000 (22%) to $14,778,000 from $12,069,000 primarily due to annual salary adjustments and the hiring of additional staff members at Journal Technologies to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on and supporting the Company’s installation projects. Accounting and legal fees increased by $115,000 (35%) to $443,000 from $328,000 primarily resulting from increased legal fees.

The Company’s non-operating income, net of expenses, decreased by $15,738,000 (51%) to $15,007,000 from $30,745,000 in the prior fiscal year period primarily because of the recording of net unrealized gains on marketable securities of $11,521,000 as compared with $28,018,000 in the prior fiscal year period. There was an increase in dividends and interest income of $797,000 (27%) to $3,796,000 from $2,999,000.

During the three months ended June 30, 2025, the Company’s consolidated pretax income was $18,231,000, as compared to $31,835,000 in the prior fiscal year period. There was consolidated net income of $14,421,000 ($10.47 per share) for the three months ended June 30, 2025, as compared with $23,355,000 ($16.96 per share) in the prior fiscal year period.

The Traditional Business

The Traditional Business’ pretax income decreased by $1,674,000 (226% to a loss of $934,000 from a profit of $740,000. This decrease primarily resulted from increased expenses of $2,128,000 mainly due to increases in the long-term supplemental compensation accrual of $1,145,000, partially offset by increased in revenues of $454,000.

During the three months ended June 30, 2025, the Traditional Business had total operating revenues of $4,881,000, as compared with $4,427,000 in the prior fiscal year period. Advertising revenues increased by $262,000 (10%) to $2,798,000 from $2,536,000, primarily resulting from increased commercial advertising revenues of $155,000, legal notice advertising revenues of $90,000 and trustee sale notice advertising revenues of $27,000, partially offset by decreased government notice advertising revenues of $10,000.

Journal Technologies

During the three months ended June 30, 2025, Journal Technologies’ business segment pretax income increased by $3,808,000 (1088%) to $4,158,000 from $350,000 in the prior fiscal year period primarily resulting from increased operating revenues of $5,458,000, which were partially offset by increased operating expenses of $1,650,000.

Revenues increased by $5,458,000 (44%) to $18,525,000 from $13,067,000 in the prior fiscal year period. Licensing and maintenance fees increased by $803,000 (11%) to $7,964,000 from $7,161,000. Consulting fees increased by $3,091,000 (90%) to $6,529,000 from $3,438,000 mainly due to more customer project being completed. Other public service fees increased by $1,564,000 (63%) to $4,032,000 from $2,468,000 primarily because of increased e-filing fee revenues.

Operating expenses increased by $1,650,000 (13%) to $14,367,000 from $12,717,000 primarily because of additional contractor services and the hiring of additional staff members and increased third-party hosting fees which were billed to clients.

Liquidity and Capital Resources

During the nine months ended June 30, 2025, the Company’s cash and cash equivalents, restricted cash, and marketable security positions increased by $90,097,000 after the recording of net pretax unrealized gains on marketable securities of $84,320,000, and a payment of $2.5 million to reduce the margin loan balance to $25 million.

The investments in marketable securities, which had an adjusted cost basis of approximately $139,094,000 and a market value of about $443,011,000 at June 30, 2025, generated approximately $6,158,000 in dividends and interest income during the nine months ended June 30, 2025. These securities had approximately $303,917,000 of net unrealized gains before estimated taxes of $79,260,000 that will become due only when we sell securities in which there is unrealized appreciation. The balance on the Company’s margin loan secured by the securities portfolio was $25,000,000 at June 30, 2025, as compared to $27,500,000 at September 30, 2024.

Cash flows from operating activities increased by $12,022,000 during the nine months ended June 30, 2025 as compared to the prior fiscal year period, primarily due to (i) decreases in accounts receivable of $3,056,000, and (ii) increases the Company’s deferred income tax liabilities of $9,943,000, income tax payable of $768,000, accounts payable of $2,122,000 and accrued liabilities (which included non-qualified deferred compensation) of $2,911,000. This was partially offset by decreases in deferred revenues of $3,496,000, and net income of $3,247,000, after excluding the increases in realized and unrealized gains on marketable securities of $21,848,000.

As of June 30, 2025, the Company had working capital of $446,595,000, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $20,164,000.

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

Item 4. CONTROLS AND PROCEDURES

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2024, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025.  There were no material changes in the Company’s internal control over financial reporting or in other factors reasonably likely to affect its internal control over financial reporting during the quarter ended June 30, 2025, except for the remediation activities described below.

Specifically, during the third quarter of fiscal 2025, the Company:

●	Hired additional finance and accounting personnel to strengthen the design, operation, and documentation of internal control over financial reporting.
●	Commenced the implementation of a new consolidated enterprise resource planning (ERP) system to improve the accuracy, consistency, and efficiency of financial reporting processes.
●	Enhanced internal review procedures and related processes to ensure proper timing of revenue recognition and improved oversight.
●	Engaged a third-party consulting firm to update its risk assessment and document and validate remediation actions.
●	Searched for (and following the third quarter, hired) a Director of SEC Reporting to focus on the Company’s compliance with its public reporting requirements.

Management and the Board intend to continue with these and other efforts until they are satisfied that the Company’s material weaknesses in internal control over financial reporting have been remediated.  The Company naturally expects these remediation activities to result in additional costs, which will be allocated to the appropriate reportable segments.

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

DATE: August 14, 2025