Form 10-K
period 2025-09-30
DAILY JOURNAL CORP
filed 2025-12-29
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2025

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

(Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐  No  ☑

As of March 31, 2025, the aggregate market value of Daily Journal Corporation's voting stock held by non-affiliates was approximately $547,802,320.

As of December 16, 2025, there were outstanding 1,377,722 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary of the Company, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including e-filing and a website to pay traffic citations and fees online. These products are licensed or subscribed to in approximately 37 states, and internationally.

Essentially all of the Company’s U.S. operations are based in California and Utah. The Company also has a presence in Australia where Journal Technologies is working on four software installation projects and in British Columbia, Canada, where the Company has operated a wholly-owned subsidiary, Journal Technologies (Canada), Inc. since August 2022. Financial information of the Company, including information about each of the Company’s reportable segments, is set forth in Item 8 (“Financial Statements and Supplementary Data”).

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

The Los Angeles Daily Journal is the largest newspaper published by the Company, both in terms of revenues and circulation. As of September 30, 2025, the Los Angeles Daily Journal had approximately 3,636 paid subscribers and the San Francisco Daily Journal had approximately 2,045 paid subscribers as compared to total paid subscriptions for both of The Daily Journals of 5,687 as of September 30, 2024.  The Daily Journals carry commercial advertising (display and classified) and public notice advertising required or permitted by law to be published in a newspaper of general circulation. The main source of commercial advertising revenue has been law firms and businesses wishing to reach the legal professional community.

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

Orange County Reporter. The Orange County Reporter (“Reporter”) has been an adjudicated newspaper of general circulation since 1922 in Orange County, California. In addition to general news of local interest, the Reporter publishes local and state legal, business and real estate news, and carries public notice advertising. The Reporter is published three days a week. A subscription includes online access to the Orange County foreclosure listings and public record database.

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

The Judicial Profiles service contains information concerning nearly all active judges in California. The Judicial Profiles include an interview-based article previously published in The Daily Journals and biographical data. Subscribers may purchase the ten-volume set for Southern California, the eight-volume set for Northern California or individual profiles online.

Other revenues are attributable to fees from attorneys taking continuing legal education tests published in The Daily Journals and online, and other miscellaneous fees including reprint services of articles published in The Daily Journals.

Journal Technologies

Journal Technologies provides case management software and related services to courts and other justice agencies.  Its operations constituted approximately 80% and 76% of the Company’s total revenues in fiscal years 2025 and 2024, respectively.  Journal Technologies earns revenues from license, maintenance and support fees paid by customers to use its software products; hosting services; consulting fees paid by customers for installation, implementation and training services; and fees generated by the use of secure websites through which the general public can pay traffic citations and e-file cases.  Journal Technologies has the following product solutions based on the Company’s core eSeries Framework™ technology:

eCourt®, eProsecutor™, eDefender™ and eSupervision™ (formerly eProbation™) ― browser-based case processing systems that can be used by courts and other justice agencies for all case types because the screens, data elements, business rules, work queues, searches and alerts are highly configurable.

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

The Company’s revenues from Journal Technologies’ foreign customers were approximately $11.9 million in fiscal year 2025 and $6.2 million in fiscal year 2024.

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

Competition

Competition for readers and advertisers is very competitive, both from established publications and new entries into the market.  The Daily Journals face aggressive competition in Los Angeles and San Francisco.  All of the Company’s publications and products face strong competition from other publications and service companies.  Readers of specialized newspapers focus on the amount and quality of general and specialized news, amount and type of advertising, timely delivery and price. The Company designs its newspapers to fill niches in the news marketplace that are not covered as well by major metropolitan dailies. The in-depth news coverage which the Company's newspapers provide, along with general news coverage, attracts readers who, for personal or professional reasons, desire to keep abreast of topics to which a major newspaper cannot devote significant news space. Other newspapers do provide some of the same subject coverage, but the Company believes its coverage, particularly that of The Daily Journals, is more comprehensive. The Company believes that The Daily Journals are the most important newspapers serving California lawyers on a daily basis.

The Company's court rules publications face competition from case management systems and the courts themselves. Subscriptions to the single and multi-volume court rules continued to decline during fiscal year 2024 and 2025. The Company's Judicial Profile services have indirect competition because some of the same information is available through other sources, including the courts.

The newspaper industry continues to experience significant secular decline.  The Company believes the subscriptions to the Company’s publications and the amount of advertising will decline over the long term, and those trends will adversely impact the Company’s future revenues.

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

The Company competes with at least one significant competitor for public notice advertising revenue in each of its markets. Large metropolitan general interest newspapers typically do not carry a significant amount of legal advertising, although recently they too have solicited certain types of public notice advertising.

Remaining competitive requires periodic investment in technology to ensure modern patterns are followed; Journal Technologies has begun developing next-generation development patterns and practices to address technical debts that exist within current generation offerings.

As artificial intelligence (AI) is gaining widespread adoption, many of our competitors are rapidly incorporating AI capabilities into their offerings to maintain a technological advantage. We have already introduced AI features in some of our products, and to continue delivering value to our customers and outpacing the competition, we must further invest in these cutting-edge technologies.

Journal Technologies faces significant competition in the markets for case management software and related services for courts, prosecutors, and other justice agencies. These markets are characterized by a limited number of vendors competing for a finite number of large procurements. Customers frequently select vendors through formal competitive bidding processes and may impose mandatory requirements or strong preferences for certain capabilities, architectures, implementation approaches, prior experience, or vendor qualifications. If we are unable to compete successfully for new business, renewals, or expansions, our revenues, operating results, and growth prospects could be materially adversely affected.

In the court market, certain competitors have substantially greater scale, longer operating histories, and deeper penetration in particular jurisdictions and customer segments. Some competitors have long-standing experience with statewide implementations, while statewide deployments are a more recent strategic focus for us. Even where our technology and implementation approach are well-suited to complex deployments, prospective customers may perceive established vendors as a lower-risk choice based on historical presence or perceived execution “safety.” If we are unable to win and then deliver larger statewide projects on competitive terms and timelines, our future revenues, operating results, and long-term growth could be materially adversely affected.

In the prosecutor market, we compete with small and mid-sized vendors that focus on higher volumes of smaller, more price-sensitive agencies. While our platform is well-established for larger prosecuting agencies and more complex operational environments, smaller offices may prefer lower-cost offerings even when those offerings provide fewer features or less configurability. If we are not successful in developing, pricing, and marketing simpler hosted solutions that can be deployed more quickly while meeting the needs of smaller agencies, we may be less able to win new customers and retain or expand within that segment, which could materially adversely affect our revenues and results of operations.

We also compete with specialized vendors in adjacent or niche justice verticals that may offer highly focused, turnkey solutions or adopt new technologies (including artificial intelligence-enabled capabilities) more quickly than we do. In addition, because we have finite development capacity and must prioritize among competing product and customer demands, we may be slower than competitors—particularly startups focused on a single problem area—to develop, integrate, and commercialize certain add-on capabilities, modules, or integrations that could otherwise represent incremental revenue opportunities. If competitors deliver such capabilities earlier, more effectively, or at lower cost, we may experience reduced win rates, lower expansion revenue, increased pricing pressure, or higher customer attrition, any of which could materially adversely affect our operating results.

Geopolitical developments, changes in trade policy, or related uncertainty may also affect procurement behavior in international markets. In certain jurisdictions, prospective customers may prefer local vendors or exhibit reluctance to contract with United States-based companies. If such preferences materially limit our ability to compete for international opportunities, our international growth strategy and future operating results could be adversely affected.

Employees

The Company had approximately 415 full-time employees and contractors and approximately 9 part-time employees as of September 30, 2025. The Company is not a party to any collective bargaining agreements. Certain benefits, including medical insurance, are provided to all full-time employees. Management considers its employee relations to be good.

Working Capital

The Company owns marketable securities that provide the Company with working capital in addition to its cash flow from operations, subject to the normal risks associated with owning securities. To a considerable extent, the Company also benefits from the fact that subscriptions and some licenses, maintenance and customer support are paid in advance.

In fiscal year 2024, the Company sold a portion of its marketable securities for approximately $40.6 million and used these proceeds and excess cash from operations to pay down the margin loan balance to $27.5 million as of September 30, 2024. In fiscal year 2025, no marketable securities were sold, but the margin loan principal balance was paid down by $5.5 million to $22.0 million as of September 30, 2025, using excess cash from operations.

The Company believes it has sufficient cash and marketable securities to support its operations for the foreseeable future.  If the Company’s overall cash needs exceed cash flow and its current working capital, the Company may still have the ability to borrow against its marketable securities on favorable terms, or it may attempt to secure additional financing, which may or may not be available on acceptable terms.

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

The Company’s investment margin account has an interest rate that fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly.  The interest rate as of September 30, 2025 was 4.75%. The Company’s interest expense on the margin account has decreased primarily due to the reduction to the investment margin account borrowings during fiscal year 2025.

Access to Our Information

The Company files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). These filings are available on the SEC’s website at www.sec.gov. In addition, our SEC filings, as well as our Code of Ethics and other investor materials, are available free of charge through the Investor Relations section of our website at https://ir.dailyjournal.com/.

We will also provide copies of these filings, without charge, in electronic or paper form upon request to our Secretary at our principal executive offices. Information contained on, or accessible through, our websites is not incorporated by reference into this Annual Report unless expressly stated otherwise.

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

For the Traditional Business, there may be new and additional opportunities to automate or reduce the cost of content creation and doing business, or allow monetization of existing and/or historic content in new ways. Likewise, AI may negatively impact the business in ways that will prove difficult to circumvent.

For Journal Technologies, use of AI may fundamentally alter or automate key customer workflows over time, obviating the need for its technology. AI will likely also create new and better ways for customers to achieve their mandates, of which the Company is positioning to play a valuable role. The Company is allocating resources to pursue these opportunities, through in-house engineering, and may also do so through partnerships, or mergers and acquisitions. Whether it will be successful is uncertain.

The process and approach to engineering software itself may change in notable ways, and this could impact the underlying business model of Journal Technologies. Monitoring potential impacts of AI on companies in the marketable securities portfolio will also require ongoing attention.

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

From time to time, the legislatures in California and Arizona (and elsewhere) have considered and/or implemented various proposals that would result in the elimination or reduction of the amount of public notice advertising in printed newspapers required by statute. These proposals typically focus on the availability of alternative means of providing public notices, such as via the Internet. Some proposals also question the need for public notices at all. As noted above, some of these proposals have already become law. To the extent more of these proposals are adopted, particularly in California and Arizona, they could materially adversely affect the revenues of the Traditional Business.

In September 2023, the California legislature passed a bill (AB542) effective January 1, 2024 that set in motion a decline in legal advertising revenue of approximately $14,000 during fiscal year 2024 by reducing the number of required publication days in a newspaper for self-service storage facility lien sales.  Another bill (AB721) relative to school budget hearing notices was also passed in September 2023. Effective January 1, 2027, these notices are to be moved to posting on the school district’s website in lieu of being published in a newspaper.

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

Competition for readers and advertisers is very competitive, both from established publications and from new entrants into the market.  The Daily Journals face aggressive competition.  The Company’s court rules publications face competition in both Northern and Southern California from document management programs, online court rules services, and the courts themselves.

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

During fiscal year 2025, the Company reported an overall decrease of $0.2 million (4%) in circulation revenue. This reduction was mainly driven by a $0.3 million decline in paper circulation revenue, while digital circulation revenue saw a partial offset with a $0.1 million increase. The decline is largely attributed to lower revenue per subscriber, a result of implementing alternative pricing strategies to support subscriber retention. This development further reflects the ongoing challenges within the media industry.

The Traditional Business is exposed to risks associated with fluctuations in postage and paper costs.

After personnel costs, postage and paper costs are typically the Traditional Business next two largest expenses.  An adequate supply of newsprint and other paper is important to the operations of the Traditional Business.  The Company currently does not have a contract with any paper supplier, and in the past, shortages of newsprint sometimes resulted in higher prices.  Recently, there have been consolidations of newsprint suppliers, and paper prices may fluctuate substantially in the future or otherwise be affected by tariffs and/or changes to trade agreements.

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

Journal Technologies’ success depends on the continued improvement of its products, and the costs to update and upgrade those products consistently represent a large portion of Journal Technologies’ expenses. There are many uncertainties in the process of courts and other justice agencies migrating to newer case management systems, including whether Journal Technologies’ versions of these systems will find general acceptance and whether the modification of such systems can be done in a cost-effective manner. Under the relevant accounting guidance, the costs to update and upgrade Journal Technologies’ products are generally expensed as incurred and will impact earnings at least through the foreseeable future. The Company continues to invest in the development of new and next-generation technology as part of its broader product strategy. Likewise, investment is required to improve existing technology to simplify the process of configuring, managing and updating systems (and related obligations including documentation, user experience improvements, and more). These investments are being made to both improve win rates and maximize the efficiency of building and deploying customer systems. The intention is to improve profitability, but if foundational development is not done effectively, it may not yield the expected competitive advantages or intended efficiencies.

Journal Technologies faces significant competition from other case management software vendors.

There is significant competition among a limited number of companies to provide services and software to courts and other justice agencies, and some of these companies are much larger and have greater access to capital and other resources than Journal Technologies. Normally, the vendor is selected through a bidding process, and often the customers will express a specific preference for, or effectively require, larger vendors having completed similar types of projects. An inability to successfully compete in this difficult market could materially affect the earnings of Journal Technologies. Likewise, specialized vendors in specific vertical markets may develop or continue to enhance specific solutions for certain customer types that are sufficiently focused and turnkey, or leverage disruptive new approaches, that Journal Technologies will struggle to compete with them.

The customers of Journal Technologies are public sector entities, thus creating unique issues and risks.

Almost all of the customers of Journal Technologies are courts, justice agencies, and other government entities. Accordingly, we face unique risks associated with governmental budget constraints, especially during challenging economic times, which could force government entities to defer or forego consulting services or even stop paying their annual software license and maintenance fees. In addition, economic conditions could affect our ability to win new customers as a result of heightened competition for new business following a decrease in new initiatives available for bidding. We encounter risks related to a longer and more complicated sales cycle than exists for commercial customers, political issues related to resource allocation, administration turnover and preferences for internal case management solutions or for a particular vendor, complicated bidding procedures, and fluctuations in the demand for information technology products and services. Project success frequently involves dependencies on customers or third-party vendors/partners completing their responsibilities in an organized, workmanlike, and timely fashion.

Journal Technologies generally recognizes revenues for software installations only upon completion of the applicable services and customer acceptance of the software system.

Although the company has transitioned to a milestone-based system in recent years, installation fees have traditionally been payable only when the customer confirms satisfaction with the installed system and it is operational, or upon achievement of designated milestones.

Accordingly, for these projects we do not recognize revenues for such installation services or for most other consulting services until after the services have been performed and accepted. There are significant risks associated with our ability to complete our services to the satisfaction of our customers and to fulfill the requirements that entitle us to be paid. An inability to realize payment for services performed could materially affect the earnings of Journal Technologies. Additional costs may not be recoverable for historic projects with flexible scopes or scopes that are subject to interpretation, or projects that require adjustments due to technology changes that occur due to the passage of time.

The end-of-life process for legacy products and customer transitions to new products must be handled effectively.

Disruptions that affect long-standing customer relationships can have negative reputational implications for Journal Technologies and can affect its earnings.

Risks Associated with Our Holdings of Marketable Securities

A large portion of the Company’s assets are held in publicly traded securities, and the prices of those securities may decline.

As of September 30, 2025, the Company held marketable securities worth approximately $493.0 million, with a cumulative unrealized gain of $353.9 million for financial statement purposes.  While this portfolio has enabled the Company to borrow on favorable terms for acquisitions and to better compete for case management software opportunities that are usually limited to “large” firms, it is unusual for a public company to invest a significant amount of its available cash in the marketable securities of other public companies.  The value of these securities could decline, which would adversely affect net income and shareholders’ equity.

As of September 30, 2025, the Company’s holdings of marketable securities were concentrated in just six companies. Accordingly, a significant decline in the market value of one or more of the Company’s holdings may not be offset by hypothetically better performance of other holdings. This concentration of risk may result in a pronounced effect on net income and shareholders’ equity.

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

As noted above, beginning in fiscal year 2019, changes in unrealized gains (losses) on marketable securities are included in the Company’s net income (loss) and thus may have a significant impact on the Company’s reported results depending on the fluctuations of the prices of the marketable securities owned by the Company.

A third party has initiated a campaign against the Company that may include a proxy contest and litigation, which could be expensive and further divert the attention of management and the Board from the Company’s operations.

In the summer of 2025, a third-party investment adviser sent a series of letters to the Company alleging—incorrectly—that we should be capitalizing rather than expensing Journal Technologies’ software development costs. This third party resurfaced with even more letters in December 2025 and has threatened, among other things, to initiate a proxy contest to replace members of the Board unless we engage with him and enter into a “cooperation agreement.”  Responding to third parties like this can be costly and time-consuming, may divert the attention of management and our Board from executing on our strategy, and could require us to incur significant legal, advisory, and other professional fees. A public fight could also create uncertainty among our employees and customers, harm our reputation, disrupt our operations, and increase volatility in our stock price. Any of these factors could materially adversely affect our business and financial results, even if the underlying accounting allegations have no merit.

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

Risks Related to Our Internal Control Over Financial Reporting

The Company has identified a material weakness in its internal control over financial reporting related primarily to segregation of duties and access controls that originated in prior periods. The Company’s internal control over financial reporting is designed to provide management and the Board of Directors with reasonable assurance regarding the preparation and fair presentation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Although management has implemented significant improvements and enhanced controls during fiscal year 2025, including increased finance personnel, enhanced review procedures, and continued enterprise resource planning modernization efforts, the Company has not yet been able to fully remediate this material weakness as of September 30, 2025. Certain controls were newly implemented or significantly enhanced during fiscal year 2025 and, as a result, have not operated for a sufficient period of time to allow management to conclude that the material weakness has been fully remediated.

The existence of a material weakness means that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. If the Company is unable to remediate this material weakness or any future deficiencies in internal control over financial reporting in a timely manner, the Company’s ability to record, process, summarize, and report financial information accurately and within the time periods specified in the SEC’s rules and forms could be adversely affected. This could negatively impact investor confidence in the Company’s reported financial information, the market price and trading liquidity of the Company’s common stock, and could subject the Company to increased scrutiny by regulators, litigation, or other adverse consequences, which could materially and adversely affect the Company’s business, financial condition, and results of operations.

At the request of the Board of Directors, the Company engaged an independent third-party advisory firm, to assist management in evaluating and enhancing the Company’s internal control over financial reporting. Management believes that substantial progress has been made in addressing the underlying causes of the material weakness and intends to continue remediation efforts and the assessment of operating effectiveness during fiscal year 2026. However, there can be no assurance that these efforts will be sufficient to fully remediate the material weakness or that additional deficiencies will not be identified in the future.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

The Company is committed to safeguarding its information systems and data against evolving cybersecurity threats. With operations spanning traditional publishing and the technology-driven Journal Technologies segment, the Company prioritizes robust cybersecurity measures to protect its operations, customers, and stakeholders. The Company employs a comprehensive cybersecurity risk management framework to identify, assess, and address risks that could impact business operations, sensitive client data, and the Company’s portfolio of marketable securities. This framework incorporates:

1.	Technology Solutions: Prioritizing the security of Journal Technologies' court and justice software systems, which manage critical data and workflows.
2.	Traditional Business: Protecting the systems and data supporting the Company’s publishing and printing operations.
3.	Financial Portfolio: Securing systems and processes related to the management of the Company’s substantial marketable securities portfolio.

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

●

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

●

Employee Training and Awareness: The Company provides regular cybersecurity training for employees to enhance awareness of common threats, such as phishing and ransomware. All Journal Technologies employees undergo annual CJIS training and certification.

●

Risk Register: The Company maintains a central Risk Register as part of its cybersecurity risk management framework. This Risk Register identifies risks and their potential impacts, mitigation strategies, and ongoing monitoring efforts.

●

Third-Party Risk Management: The Company evaluates third-party vendors prior to onboarding to ensure they have industry standard best practices in place and, when applicable, verified by an external audit firm. The Company monitors third-party providers for breaches or other cybersecurity events and annually review each vendor’s SOC 2 audit reports.

●

Incident Response Planning: The Company maintains a formalized incident response (IR) plan to address and remediate cybersecurity incidents. The plan defines roles and responsibilities and includes runbooks for likely scenarios. The Company performs testing of the IR plan at least annually with the results reported to senior management.

●

Certifications: Several of the Company’s security personnel on the CISO team have and maintain CISSP, GCIH (GIAC Certified Incident Handler) and OSCP (Offensive Security Certified Professional) certifications.

●

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

●	Other Measures: The Company uses other measures to protect the Company and its employees from cyberattacks including:
○	Enforcing multi-factor authentication (MFA) for all systems
○	Deploying anti-phishing solutions to detect and block suspicious emails
○	Using single sign-on (SSO) solutions integrated with secure identity providers
○	Simulating phishing attacks to measure awareness and improve training programs
○	Implementing Security Information and Event Management (SIEM) systems for continuous monitoring and logging.

Incident Reporting and Disclosure

The Company adheres to strict protocols for evaluating and reporting cybersecurity incidents. Any incidents determined to have a material impact—assessed based on financial, operational, or reputational factors—are raised with the Board of Directors and, if necessary, disclosed in accordance with regulatory requirements.

Item 2.  Properties

The main Los Angeles property is comprised of a two-story, 34,000 square foot building constructed in 1990, which is occupied by the Company. Approximately 75% of the building is devoted to office space and the remainder to printing and production equipment and facilities. In 2003, the Company finished building an adjacent 37,000 square foot building and parking facilities on properties it acquired in 1996 and 1998. This building provides additional office, production and storage space. Since so many Journal Technologies employees are working remotely from home post-COVID or at clients’ sites, the Company prefers to consolidate the two offices into one and will continue to seek to either sell or lease out the adjacent building.

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on approximately 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. This office is also currently underutilized and, therefore, a lease to a third party or other approach may be considered at some point in the future.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Market under the trading symbol “DJCO”.

The following table sets forth the sales prices of the Company’s common stock for the periods indicated. Quotations are as reported by the NASDAQ Capital Market.

	High	Low
Fiscal year 2025
Quarter ended December 31, 2024	$602.00	$463.00
Quarter ended March 31, 2025	596.60	370.00
Quarter ended June 30, 2025	447.02	359.34
Quarter ended September 30, 2025	502.30	384.02

Fiscal year 2024
Quarter ended December 31, 2023	$357.34	$286.05
Quarter ended March 31, 2024	402.95	309.22
Quarter ended June 30, 2024	394.50	333.29
Quarter ended September 30, 2024	512.49	387.00

Stockholders

As of December 16, 2025, there were approximately 266 holders of record of the Company’s common stock, and the last trade was at $519.51 per share.

Additional information called for by this item is incorporated herein by reference to the following sections of this Report: Note 7 “Stock-Based Compensation” of the Notes to Consolidated Financial Statements included in Item 8; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

The Company did not declare or pay any dividends during fiscal years 2025 or 2024. A determination by the Company whether or not to pay dividends in the future will depend on numerous factors, including the Company’s earnings, cash flow, financial condition, capital requirements, future prospects, acquisition opportunities, and other relevant factors. The Board of Directors does not expect that the Company will pay any dividends or other distributions to shareholders in the foreseeable future.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

From time to time, the Company has repurchased shares of its common stock and may do so in the future. The Company maintains a common stock repurchase program that was implemented in 1987 in combination with the Company’s Management Incentive Plan. See Note 2 of Notes to Consolidated Financial Statements for more information. The Company’s stock repurchase program remains in effect, but the Company did not repurchase any shares during fiscal years 2025 and 2024.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to operate as two different businesses: (1) The Traditional Business, being the business of newspaper publishing and related services that the Company had before 1999 when it purchased a software development company, and (2) Journal Technologies, Inc. (“Journal Technologies”), a wholly-owned subsidiary which supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including e-filing and a website to pay traffic citations and fees online. These products are licensed or subscribed to in approximately 37 states and internationally.

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional details about each of the reportable segments and the Company’s corporate income and expenses are set forth below:

Overall Financial Results (in thousands)
For the twelve months ended September 30
	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues
Advertising	$10,081	$9,325	$—	$—	$—	$—	$10,081	$9,325
Circulation	4,269	4,462	—	—	—	—	4,269	4,462
Advertising service fees and other	3,412	3,039	—	—	—	—	3,412	3,039
Licensing and maintenance fees	—	—	31,720	28,265	—	—	31,720	28,265
Consulting fees	—	—	22,735	15,086	—	—	22,735	15,086
Other public service fees	—	—	15,483	9,754	—	—	15,483	9,754
Total operating revenues	17,762	16,826	69,938	53,105	—	—	87,700	69,931
Operating expenses
Personnel	10,467	9,492	44,032	36,998	2,967	395	57,466	46,885
Other segment items*	7,460	5,360	13,246	13,616	—	—	20,706	18,976
Total operating expenses	17,927	14,852	57,278	50,614	2,967	395	78,172	65,861
Income from operations	(165)	1,974	12,660	2,491	(2,967)	—	9,528	4,070
Dividends and interest income	—	—	—	—	7,459	7,102	7,459	7,102
Interest expense	—	—	—	—	(1,381)	(3,087)	(1,381)	(3,087)
Net realized and unrealized gains on marketable securities	—	—	—	—	134,304	96,142	134,304	96,142
Other	—	—	—	—	177	51	177	51
Pretax income	(165)	1,974	12,660	2,491	137,592	100,208	150,087	104,278
Income tax benefit (expense)	180	(395)	(3,665)	(735)	(34,465)	(25,035)	(37,950)	(26,165)
Net income	$15	$1,579	$8,995	$1,756	$103,127	$75,173	$112,137	$78,113

* Other segment items within net income include rental income, net unrealized gains on non-qualified compensation plan, interest expense on note payable collateralized by real estate, decrease in fair value of derivative asset, agency commissions, outside services, postage and delivery expenses, newsprint and printing expenses, depreciation and amortization, equipment maintenance and software, credit card merchant discount fees, rent expenses, accounting and legal fees, and other general and administrative expenses.

Comparison of the fiscal year ended September 30, 2025 to the fiscal year ended September 30, 2024

Consolidated Financials Comparison

Consolidated revenues were $87.7 million and $69.9 million for fiscal years 2025 and 2024, respectively. This increase of $17.8 million (25%) was primarily from increases in (i) Journal Technologies’ consulting fees of $7.6 million, other public service fees of $5.7 million, and license and maintenance fees of $3.5 million, and (ii) the Traditional Business’ advertising revenues of $0.7 million.

Approximately 80% of our revenues during fiscal years 2025 and 2024 were derived from Journal Technologies.  In addition, our revenues during fiscal year 2025 were primarily from the United States, with approximately $10.0 million (11%) from foreign countries.  Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $12.3 million (19%) to $78.1 million from $65.9 million. Total salaries and employee benefits increased by $3.4 million (7%) to $50.6 million from $47.2 million primarily due to annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on our installation projects. Outside services increased by $0.9 million (13%) to $8.1 million from $7.2 million mainly because of additional contractor services and increased third-party hosting fees which were billed to clients. Accounting and legal fees increased by $0.4 million (36%) to $1.4 million from $1.0 million primarily resulting from increased accounting advisory and legal fees primarily associated with the remediation of material weaknesses in our internal controls.

Our other income, net of expenses, rose by $40.4 million (40%) to $140.6 million from $100.2 million in the previous fiscal year. This increase was primarily driven by unrealized gains on marketable securities, totaling $134.3 million compared to $96.1 million, which included realized gains of $14.3 million, as well as a reduction in interest expense by $1.7 million (55%) to $1.4 million from $3.1 million, after our repayment of $5.5 million against the outstanding balance during the fiscal year ended September 30, 2025.

During fiscal year 2025, our consolidated pretax income was $150.1 million, as compared to $104.3 million in the prior fiscal year.  Consolidated net income was $112.1 million ($81.41 per both basic and diluted shares, respectively) for fiscal year 2025, as compared with $78.1 million ($56.73 per share) in the prior fiscal year.

As of September 30, 2025, the aggregate fair market value of the Company’s marketable securities was $493.0 million. These securities had approximately $353.9 million of cumulative unrealized gains before taxes of $91.4 million.  Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

During fiscal year 2025, the Company recorded an income tax provision of $38.0 million on pretax income of $150.1 million. The income tax provision consisted of tax expense of $34.3 million on unrealized gains on marketable securities, and $4.2 million on operating income, partially offset by a tax benefit of $0.5 million for the dividends received deduction and other permanent differences.  Consequently, the overall effective tax rate for fiscal year 2025 was 25.3%, after including the taxes on the unrealized gains on marketable securities.

During fiscal year 2024, the Company recorded an income tax provision of $26.2 million on pretax income of $104.3 million.   The income tax provision consisted of tax expense of $24.5 million on the realized and unrealized gains on marketable securities, and $2.2 million on operating income, partially offset by a tax benefit of $0.5 million for the dividends received deduction and other permanent differences.  Consequently, the overall effective tax rate for fiscal year 2024 was 25.1%, after including the taxes on the realized and unrealized gains on marketable securities.

The Company files consolidated federal income tax returns, with its domestic subsidiary, in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal year 2020 with regard to federal income taxes and fiscal year 2019 for state income taxes.  The Canadian subsidiary files a federal and provincial tax return in Canada.

Journal Technologies

During fiscal year 2025, Journal Technologies’ business segment pretax income increased by $10.2 million (408%) to $12.7 million from $2.5 million in the prior fiscal year primarily resulting from increased revenue of $16.8 million, which were partially offset by increased operating expenses of $6.7 million.

Revenues increased by $16.8 million (32%) to $69.9 million from $53.1 million in the prior fiscal year. Licensing and maintenance fees increased by $3.5 million (12%) to $31.7 million from $28.3 million. Consulting fees increased by $7.6 million (51%) to $22.7 million from $15.1 million mainly due to timing of deferred revenue recognition and more project go-lives.  Other public service fees increased by $5.7 million (59%) to $15.5 million from $9.8 million primarily because of increased e-filing fee revenues.

Deferred consulting fees primarily represent advances from customers of Journal Technologies for installation services and are recognized upon final project go-lives. Deferred revenues on license and maintenance contracts represent prepayments of annual license and maintenance fees and are recognized ratably over the maintenance periods.

Operating expenses increased by $6.7 million (13%) to $57.3 million from $50.6 million primarily due to: (i) increased personnel costs because of annual salary adjustments, (ii) additional contractor services and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on the Company’s installation projects, and (iii) increased third-party hosting fees which were billed to clients.

Traditional Business

The Traditional Business’ pretax income decreased by $2.1 million (108%) to a pretax loss of $0.2 million from pretax income of $2.0 million in the prior fiscal year. This decrease was primarily resulting from an increase in long-term supplemental compensation accrual, increased personnel costs, additional merchant discount fees, and promotional expenses.

During fiscal year 2025, the Traditional Business had total revenues of $17.8 million, up from $16.8 million in the prior fiscal year. Advertising revenues increased by $0.8 million (8%) to $10.1 million from $9.3 million, primarily resulting from increased commercial advertising revenues of $0.5 million, legal notice advertising revenues of $0.2 million, and trustee sale notice advertising revenues of $0.1 million.

Trustee sale notices are very much dependent on the number of California and Arizona foreclosures for which public notice advertising is required by law. The number of foreclosure notices published by the Company during fiscal year 2025 remained consistent as compared to the prior fiscal year. The Company’s smaller newspapers, those other than the Los Angeles and San Francisco Daily Journals (“The Daily Journals”), accounted for approximately 84% of the total public notice advertising revenues during fiscal year 2025.

The Daily Journals accounted for approximately 94% of the Traditional Business’ total circulation revenues, which decreased by $0.2 million (4%) to $4.3 million from $4.5 million. The court rule and judicial profile services generated approximately 4% of the total circulation revenues, with the other newspapers and services accounting for the balance. Advertising service fees and other are Traditional Business segment revenues, which include primarily (i) agency commissions received from outside newspapers in which the advertising is placed, and (ii) fees generated when filing notices with government agencies.

The Traditional Business segment operating expenses increased by $3.0 million (21%) to $17.9 million from $14.9 million, primarily resulting from increased personnel costs, merchant discount fees, additional promotional expenses, and accounting advisory fees primarily associated with the remediation of material weaknesses in our internal controls.

Liquidity and Capital Resources

During fiscal year 2025, the Company's cash and cash equivalents, restricted cash, and marketable securities increased by $142.0 million, reflecting net pretax unrealized gains on marketable securities of $134.3 million. The investments in marketable securities, which had an adjusted cost basis of approximately $139.1 million and a market value of approximately $493.0 million as of September 30, 2025, generated approximately $7.4 million in dividends and interest income during fiscal year 2025. These securities had approximately $353.9 million of cumulative unrealized gains before estimated taxes of $91.4 million which will become due only when we sell securities in which there is unrealized appreciation.

No marketable securities were sold during fiscal year 2025. The margin loan principal balance was paid down by $5.5 million using excess cash from operations. In fiscal year 2024, marketable securities totaling approximately $40.6 million were sold to pay down the margin loan balance by $47.5 million. The loan balance was $22 million and $27.5 million as of September 30, 2025, and 2024, respectively.

As of September 30, 2025, we had working capital of $500.4 million, including the liabilities for deferred subscriptions, deferred consulting fees and deferred maintenance agreements and others of $18.7 million.

We believe that we will be able to fund our operations for the foreseeable future through our cash flows from operations and our current working capital, and we expect that any such cash flows will be invested in our businesses. We may or may not have the ability to borrow additional amounts against our marketable securities and, among other possibilities, we may be required to consider selling securities to generate cash if needed to fund ongoing operations. The amount available for borrowing is based on the market value of our investment portfolio and fluctuates depending on the value of the underlying securities. In addition, we could be subject to margin calls should the value of the investments decrease significantly.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	September 30, 2025	September 30, 2024	Change
Net cash provided by (used in):
Operating activities	$13,333	$(89)	$13,422
Investing activities	(8)	40,534	(40,542)
Financing activities	(5,664)	(47,658)	41,994
Net increase (decrease) in cash and cash equivalents	$7,661	$(7,213)	$14,874

Operating Activities

In fiscal year 2025, net cash provided by operating activities consisted of net income of $112.1 million, less non-cash items of $99.2 million and cash used for working capital of $0.4 million. Adjustments for non-cash items consist primarily of $134.3 million in unrealized gains on our marketable securities, $34.7 million change in our deferred tax provision, $0.3 million of depreciation and amortization expense, and $0.1 million of stock-based compensation expense. The decrease in cash from changes in working capital is primarily due to a $1.8 million increase in accounts receivable, a $0.2 million increase in prepaid expenses and other assets, a $0.9 million increase in income tax payable, and a $5.4 million decrease in deferred revenue, including deferred subscription, consulting fees, and maintenance agreements, partially offset by a $1.0 million increase in accounts payable and a $5.9 million increase in accrued liabilities, including non-qualified deferred compensation.

In fiscal year 2024, net cash used in operating activities totaled $0.1 million, consisting of net income of $78.1 million, less non-cash items of $73.6 million and cash used for working capital of $4.6 million. Adjustments for non-cash items consist primarily of $96.1 million in net realized and unrealized gains on our marketable securities, a $22.0 million change in our deferred tax provision, $0.3 million of depreciation and amortization expense, and a $0.2 million of stock-based compensation expense. The decrease in cash from changes in working capital is primarily due to a $0.5 million increase in accounts receivable, a $0.2 million increase in prepaid expenses and other assets, a $0.6 million decrease in accounts payable, a $0.2 million decrease in accrued liabilities, a $1.1 million decrease in income tax payable, and a $2.0 million decrease in deferred revenue, including deferred subscription, consulting fees, and maintenance agreements.

Investing Activities

In fiscal year 2025, net cash used for investing activities was negligible.

In fiscal year 2024, net cash provided by investing activities was $40.5 million, primarily related to $40.6 million in proceeds from sales of marketable securities, partially offset by $0.1 million in purchases of property and equipment purchases and capital asset sales.

Financing Activities

During fiscal year 2025, net cash used in financing activities totaled $5.7 million, which primarily consisted of a $5.5 million repayment on the outstanding principal of the investment margin loan and a $0.2 million principal payment on the real estate loan.

During fiscal year 2024, net cash used in financing activities totaled $47.7 million, which primarily consisted of a $47.5 million repayment on the outstanding principal of the investment margin loan and a $0.2 million principal payment on the real estate loan.

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that revenue recognition, accounting for software costs, fair value and income taxes are critical accounting policies. Critical accounting estimates include fair value measurements and the long-term supplemental compensation accrual.

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

ASC 985-20, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, provides that costs related to the research and development of a new software product are to be expensed as incurred until the technological feasibility of the product is established, subject to expected recoverability. In general, “technological feasibility” is achieved when the developer has established the necessary skills, hardware and technology to produce a product and a detailed program design has been (i) completed, (ii) traced to the product specifications and (iii) reviewed for high-risk development issues. If there is no program design completed, technological feasibility is reached upon the completion of a working model.  Capitalization of software development costs ceases and amortization of capitalized software development costs (if any) commences when the products are available for general release. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no software development costs have been capitalized to date.

ASC 820, Fair Value Measurement and Disclosures, requires the Company to (i) disclose the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements. This guidance also provides clarification of existing disclosures requiring the Company to determine each class of its investments based on risk and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 measurements. The Company made no transfers in and out of Level 1 and Level 2 measurements in fiscal years 2025 and 2024. During that time, all of the Company’s investments have been quoted on public markets and, therefore, all fair value calculations have been based on Level 1 measurements.

ASC 710, Compensation—General, requires the Company to recognize compensation cost for its Management Incentive Plan over the requisite service period based on the estimated obligation attributable to services rendered to date. The estimated future commitment under the Incentive Plan is calculated using management’s best estimates, which include assumptions related to future pretax earnings before certain items, based on an average of the prior fiscal year and the current year. The resulting estimated obligation is discounted to present value at a rate of 6%, reflecting the time value of money, as each granted Management Incentive Plan award may remain outstanding over a remaining life of up to 10 years. Changes in estimates of the expected payout or timing of payments are recognized prospectively as adjustments to compensation expense in the period of change.

ASC 740, Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. This accounting guidance also prescribes recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations and its deferred tax liabilities related to the unrealized net gains on investments. See Note 6 of Notes to Consolidated Financial Statements for further discussion.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 8.  Financial Statements and Supplementary Data

Daily Journal Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Daily Journal Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daily Journal Corporation (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

DETERMINATION OF PERFORMANCE OBLIGATIONS AND REVENUE RECOGNITION IN SOFTWARE REVENUE CONTRACTS

Critical Audit Matter Description

As discussed in Note 2 to the consolidated financial statements, the Journal Technologies segment generates revenues from contracts related to the sale of products and services including subscription software licenses, maintenance and support, implementation consulting services, and hosting services. The Company recognizes revenues for these services when or as the performance obligations are satisfied.

We identified the Company’s determination of distinct performance obligations in software revenue contracts and their effect on revenue recognition as a critical audit matter. Auditing the Company’s determination of distinct performance obligations related to its subscription software license products, maintenance and support services, implementation consulting services, and hosting services involved complex auditor judgment. In particular, significant judgment was required when assessing whether the promised products and services are separate performance obligations or inputs to a combined performance obligation, due to the evaluation of the interdependency or interrelation of the promised products and services within each contract.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s revenue recognition policy and evaluated for appropriateness.
●	Evaluating the design and implementation of internal controls related to the Company’s revenue recognition process.
●

Evaluating whether services promised by the Company meet the criteria to be identified as separate or combined performance obligations, through a review of contracts, discussions with management, and inquiries of personnel outside the accounting function to corroborate our understanding of certain terms and conditions present in the contracts. More specifically, we evaluated the Company’s determination of whether the contract was to deliver (1) multiple promised products or services that constitute separate performance obligations or (2) a single performance obligation that is comprised of the combined products or services.

●

Testing a sample of software revenue contracts for proper revenue recognition by inspecting the underlying customer agreements and supporting documentation, and evaluating for consistency with the Company’s revenue recognition policies.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2016.

Irvine, California

December 29, 2025

DAILY JOURNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	September 30, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$20,569	$12,986
Restricted cash	2,269	2,191
Non-qualified deferred compensation plan – trust account asset value	1,385	748
Marketable securities at fair value	492,995	358,691
Accounts receivable, net	21,011	19,219
Prepaid expenses and other current assets	959	660
Total current assets	539,188	394,495
Property and equipment, net	8,930	9,268
Total assets	$548,118	$403,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,071	$6,049
Accrued liabilities	12,518	8,517
Note payable collateralized by real estate	169	164
Income taxes	879	—
Deferred subscriptions	2,474	2,558
Deferred consulting fees	1,747	2,031
Deferred maintenance agreements and others	13,948	19,124
Total current liabilities	38,806	38,443
Investment margin account borrowings	22,000	27,500
Long-term note payable collateralized by real estate	787	956
Long-term deferred maintenance agreements	994	883
Long-term accrued liabilities	5,547	3,772
Accrued non-qualified deferred compensation	1,590	784
Deferred income taxes	87,333	52,641
Total liabilities	157,057	124,979
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock, $.01 par value, 5,000,000 shares authorized; 1,805,053 shares issued and outstanding, and 427,627 treasury shares, as of September 30, 2025, and 2024, respectively	14	14
Additional paid-in capital	2,097	1,957
Retained earnings	388,950	276,813
Total stockholders’ equity	391,061	278,784
Total liabilities and stockholders’ equity	$548,118	$403,763

The accompanying notes are an integral part of these consolidated financial statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	September 30, 2025	September 30, 2024
Revenues
Advertising	$10,081	$9,325
Circulation	4,269	4,462
Advertising service fees and other	3,412	3,039
Licensing and maintenance fees	31,720	28,265
Consulting fees	22,735	15,086
Other public service fees	15,483	9,754
Total revenues	87,700	69,931
Operating expenses:
Salaries and employee benefits	55,551	47,178
Stock-based compensation	140	202
Increase (decrease) to the long-term supplemental compensation accrual	1,775	(495)
Agency commissions	1,277	1,146
Outside services	8,087	7,151
Postage and delivery expenses	774	752
Newsprint and printing expenses	639	669
Equipment maintenance and software	1,542	1,574
Credit card merchant discount fees	2,308	2,237
Accounting and legal fees	1,392	1,026
Other general and administrative expenses	4,687	4,421
Total operating expenses	78,172	65,861
Income from operations	9,528	4,070
Other income (expenses)
Dividends and interest income	7,459	7,102
Net realized and unrealized gains on marketable securities	134,304	96,142
Net unrealized (losses) gains on non-qualified compensation plan	64	47
Interest expense	(1,381)	(3,087)
Other income	113	4
Income before taxes	150,087	104,278
Income tax provision	(37,950)	(26,165)
Net income and comprehensive income	$112,137	$78,113

Weighted average number of common shares outstanding – basic	1,377,426	1,377,026
Basic net income per share	$81.41	$56.73

Weighted average number of common shares outstanding – diluted	1,377,503	1,377,026
Diluted net income per share	$81.41	$56.73

The accompanying notes are an integral part of these consolidated financial statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Total Stockholders’
	Share	Amount	Share	Amount	Paid-in Capital	Earnings	Equity
Balance as of September 30, 2023	1,805,053	$18	$(428,027)	$(4)	$1,755	$198,700	$200,469
Issuance of treasury stock	—	—	400	—	202	—	202
Net income	—	—	—	—	—	78,113	78,113
Balance as of September 30, 2024	1,805,053	18	(427,627)	(4)	1,957	276,813	278,784
Stock-based compensation	—	—	—	—	140	—	140
Net income	—	—	—	—	—	112,137	112,137
Balance as of September 30, 2025	1,805,053	$18	$(427,627)	$(4)	$2,097	$388,950	$391,061

The accompanying notes are an integral part of these consolidated financial statements.

DAILY JOURNAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net income	$112,137	$78,113
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	140	202
Depreciation and amortization	257	267
Gains on sales of capital assets	—	(4)
Net realized and unrealized gains on marketable securities	(134,304)	(96,142)
Deferred income taxes	34,692	22,042
Changes in operating assets and liabilities;
Accounts receivable, net	(1,792)	(532)
Prepaid expenses and other assets	(210)	(239)
Accounts payable	1,022	(594)
Accrued liabilities, including non-qualified deferred compensation	5,945	(190)
Income tax payable	879	(1,069)
Deferred subscriptions	(84)	(120)
Deferred consulting fees	(284)	(3,797)
Deferred maintenance agreements and others	(5,065)	1,974
Net cash provided by (used in) operating activities	13,333	(89)

Cash flows from investing activities
Proceeds from sales of marketable securities	—	40,579
Proceeds on sales of capital assets	—	4
Purchases of property, plant and equipment, net	(8)	(49)
Net cash (used in) provided by investing activities	(8)	40,534

Cash flows from financing activities
Payments to margin loan borrowing	(5,500)	(47,500)
Payments of real estate loan principal	(164)	(158)
Net cash used in financing activities	(5,664)	(47,658)

Net increase (decrease) in cash and cash equivalents and restricted cash	7,661	(7,213)

Cash and cash equivalents and restricted cash at beginning of period
Cash and cash equivalents	12,986	20,844
Restricted cash	2,191	2,294
Cash and cash equivalents at end of period	$22,838	$15,731

Interest paid during year	$1,381	$3,050
Income taxes paid during year	2,253	$5,128

The accompanying notes are an integral part of these consolidated financial statements.

DAILY JOURNAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Note 1. The Corporation and Operations

Daily Journal Corporation publishes newspapers and websites covering California and Arizona and produces several specialized information services. It also serves as a newspaper representative specializing in public notice advertising (the “Traditional Business”). The Daily Journal Corporation, along with its wholly owned subsidiaries, are referred to as the “Company” or “Daily Journal”.

Journal Technologies, Inc. (“Journal Technologies”), a wholly owned subsidiary of Daily Journal, supplies case management software systems and related products to courts, prosecutor and public defender offices, probation departments and other justice agencies, including administrative law organizations, city and county governments and bar associations. These organizations use the Journal Technologies family of products to help manage cases and information electronically, to interface with other critical justice partners and to extend electronic services to the public, including e-filing and a website to pay traffic citations and fees online. These products are licensed or subscribed to in approximately 37 states and internationally.

Essentially all of the Company’s U.S. operations are based in California and Utah. The Company also has a presence in Australia where Journal Technologies is working on four software installation projects and in British Columbia, Canada, where the Company has operated a wholly-owned subsidiary, Journal Technologies (Canada), Inc. since August 2022.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Daily Journal and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company’s cash, cash equivalents and restricted cash are held at financial institutions where account balances may at times exceed federally insured limits. The Company limits its exposure by primarily placing its cash in interest-bearing deposit accounts with high credit quality financial institutions and marketable securities. Management believes the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash held. The Company has no financial instruments with off-balance sheet risk of loss.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates and assumptions made by management include, but are not limited to, the estimated fair values of marketable securities, management incentive plans, equity awards, and the accounting for income taxes. Actual results could differ materially from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. Restricted cash of $2.3 million and $2.2 million as of September 30, 2025 and 2024, respectively, represents cash held to secure two letters of credit issued by a bank for a software installation contract in Australia.

Accounts receivable, net

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

The change in accounts receivable, net, is as follows (in thousands):

Description	Accounts receivable, net
Balance as of September 30, 2023	$18,687
Increase (decrease), net	532
Balance as of September 30, 2024	19,219
Increase (decrease), net	1,792
Balance as of September 30, 2025	$21,011

The Company maintains the reserve account for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate or its judgments about their abilities to pay are incorrect, additional allowances might be required and its results of operations could be materially affected.

The change in allowance for expected credit losses is as follows:

Allowance for Credit Losses (in thousands)

Description	Balance at Beginning of Year	Additions charged to Costs and Expenses	Accounts charged off less Recoveries	Balance at End of Year
Fiscal 2025
Allowance for credit losses	$250	$14	$(14)	$250
Fiscal 2024
Allowance for credit losses	$250	$5	$(5)	$250

Property, plant and equipment, net

Property, plant and equipment are carried on the cost basis, and depreciated using the straight-line method for financial statements and accelerated method for tax purposes. The useful lives of property, plant and equipment are as follows:

Assets	Useful life (years)
Land	Indefinite
Buildings and improvements	5	-	39
Furniture, office equipment and computer software	3	-	5
Machinery and equipment	3	-	10
Leasehold improvements	Shorter of estimated life or lease term

Depreciation and amortization expenses were $0.3 million and $0.3 million for fiscal years 2025 and 2024, respectively.

Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions of assets are reflected in current earnings.

Impairment of Long-Lived Assets

The Company reviews its depreciable long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss may be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or asset group) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s (or asset group’s) carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and reflected in the consolidated statements of comprehensive income. No impairment charges were recorded on any long-lived assets during the years ended September 30, 2025 and 2024.

Journal Technologies’ Software Development Costs

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

If there is no program design completed, technological feasibility is reached upon the completion of a working model. Capitalization of software development costs ceases and amortization of capitalized software development costs (if any) commences when the products are available for general release. Under the Company’s software development life cycle policy and agile development methodology, technological feasibility is generally established when a working model has been completed and approved through internal quality assurance, which typically occurs late in the development cycle and near the time the software is ready for customer testing and release. As a result, the period between technological feasibility and general release is generally insignificant, and no software development costs have been capitalized to date. Research and development expenses related to software development were $2.5 million and $1.4 million for the years ended September 30, 2025 and 2024, and are included under Salaries and employee benefits on the consolidated statements of comprehensive income.

Stock-based compensation

The Company expenses the estimated fair value of employee restricted stock units. The compensation cost is based on the grant-date fair value of those awards and is recognized over the service period that the awards are expected to vest. The tax effects related to share-based payments are made through net earnings. See Note 7 for further discussion and related disclosures regarding stock-based compensation.

Earnings per share

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

Income taxes

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

Leases

The Company elected a practical expedient related to lease and non-lease components, as an accounting policy election for all asset classes, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component. As such, base rent along with any additional fixed costs paid to the landlord are capitalized as part of the right of use (“ROU”) asset.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date of the lease in determining the present value of future payments.

The Company has made an accounting policy election not to recognize ROU assets and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less. However, the Company will recognize these lease payments in the consolidated statements of comprehensive income on a straight-line basis over the lease term and variable lease payments in the period in which the obligation is incurred. Lease payments for month-to-month leases are recognized as incurred. See Note 9 for further discussion and related disclosures regarding Leases.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606). See note 3 for further discussion and related disclosures regarding revenue recognition.

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

Journal Technologies contracts may include several products and services, which are generally distinct and include separate transaction pricing and performance obligations. These revenue contracts include (i) implementation consulting fees to configure the system to go-live, (ii) subscription software license, maintenance (including updates and upgrades) and support fees, and (iii) third-party hosting fees when used. For contracts containing multiple performance obligations, the Company allocates the transaction price on the basis of the relative standalone selling price of each distinct good or service, and utilizes the residual approach to estimate the standalone selling price of implementation consulting fees, whereby the standalone selling price is estimated by reference to the total transaction price less the sum of the observable standalone selling prices of its subscription software licenses, maintenance and support fees, and third-party hosting fees. These contracts include assurance-type warranty provisions for limited periods and do not include financing terms. For most contracts, the Company acts as a principal with respect to certain services, such as data conversion and interfaces. Hosting services are provided with support by third parties, and the company recognizes such revenues and related costs on a gross basis. The Company considers several factors to determine if it controls the good or service before it is transferred to the client and therefore is the principal. These factors include (1) if the Company has primary responsibility for fulfilling the promise and (2) if the Company has discretion in establishing price for the specified good or service. For legacy contracts with perpetual license arrangements, licenses and consulting services are recognized at point of delivery, and maintenance revenues are recognized ratably after the go-live.

The Company issues invoices that have payment terms which require payment within 30 days. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the required performance services have been completed. Proceeds from subscription-type revenues, including circulation revenue, license, maintenance and support services, and hosting services, are deferred at the time of sale and are recognized on a pro-rata basis over the terms of the subscriptions or service period, and unearned proceeds are recognized within deferred subscriptions and deferred maintenance agreements and others in the consolidated balance sheets. Proceeds from consulting fees are recognized at point of delivery upon service completion, and unearned consulting fee proceeds are recorded under deferred consulting fees on the consolidated balance sheets. Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can e-file cases and pay traffic citations and other fees.

ASC 606 also requires the capitalization of certain costs of obtaining contracts, specifically sales commissions which are to be amortized over the expected term of the contracts. For its software contracts, the Company incurs an immaterial amount of sales commission costs which have no significant impact on the Company’s financial condition and results of operations. In addition, the Company’s implementation and fulfillment costs do not meet all criteria required for capitalization. As a result, there are no fulfillment costs that are capitalized for the software contracts.

Since the Company recognizes revenues when it can invoice the customer pursuant to the contract for the value of completed performance, as a practical expedient and because reliable estimates cannot be made, it has elected not to include the transaction price allocated to unsatisfied performance obligations. These unallocated prices primarily relate to the eFile-it™ and ePay-it™ transactions for which service fees are collected and recognized when the Company processes credit card payments on behalf of the courts via its websites through which the public can e-file cases or pay traffic citations.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, or the Company’s fiscal year 2026, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently in the process of reviewing the guidance and evaluating its impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”). ASU 2024-01 clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest or similar awards as compensation to employees or nonemployees in exchange for goods or services. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024, or the Company’s fiscal year 2026. Early adoption is permitted and can be applied (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar award. The Company is evaluating the disclosure requirements related to the new standard.

In November 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – expense disaggregation Disclosures (Topic 220): disaggregation of Income Statement expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or the Company’s fiscal year 2028, and subsequent interim periods, with early adoption permitted.  Early adoption is permitted for annual financial statements that have not yet been issued. The Company is evaluating the disclosure requirements related to the new standard.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which modernizes the accounting guidance for internal-use software costs by eliminating the requirement to assess software development stages and introduces a new capitalization threshold. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, or the Company’s fiscal year 2029, and subsequent interim periods, with early adoption permitted.  Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently in the process of reviewing the guidance and evaluating its impact on its consolidated financial statements.

New Accounting Pronouncements Adopted

During November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis. The amendments are intended to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has adopted the new annual disclosures as required for fiscal year 2025, see Note 11 for the disclosures required by this ASU.

Note 3.  Revenue Recognition

The change in total deferred revenues, including the long-term portion, is as follows (in thousands):

Description	Deferred Revenue (Current)	Deferred Revenue (Non-current)
Balance as of September 30, 2023	$25,539	$1,000
(Decrease) increase, net	(1,826)	(117)
Balance as of September 30, 2024	23,713	883
(Decrease) increase, net	(5,054)	111
Balance as of September 30, 2025	$18,659	$994

The decreases in deferred revenue during the years ended September 30, 2025 and 2024 were primarily driven by the recognition of revenue associated with performance obligations satisfied during the period, partially offset by amounts billed in advance for new and renewal contracts.

During the years ending September 30, 2025 and 2024, $21.7 million and $18.8 million in revenue, respectively, were recognized from deferred revenue at the start of each year.

Note 4.  Fair value of Financial Instruments

The Company’s financial instruments include marketable securities, cash equivalents are measured at fair value on a recurring basis.

As of September 30, 2025, the Company’s holdings of marketable securities were concentrated in just six companies. These marketable securities consist solely of investments in publicly traded equity securities and do not include any debt securities.

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

The carrying amounts of cash, restricted cash, accounts receivable, accrued liabilities and accounts payable approximate fair value because of the short maturity and high liquidity of these instruments. Marketable securities and cash equivalents, which consist of money market funds, are measured and recorded at fair value on the Company’s consolidated balance sheet using Level 1 inputs. The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments. There were no transfers between Level 1 and Level 2 or transfers in or out of Level 3 during fiscal years 2025 and 2024.

The following table summarizes the fair value hierarchy of the Company’s financial assets measured at fair value as of September 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalent)	$3,335	$—	$—	$3,335
Marketable securities	492,995	—	—	492,995
Total Assets at fair value	$496,330	$—	$—	$496,330

The following table summarizes the fair value hierarchy of financial assets measured at fair value as of September 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalent)	$3,945	$—	$—	$3,945
Marketable securities	358,691	—	—	358,691
Total Assets at fair value	$362,636	$—	$—	$362,636

Marketable securities

As of September 30, 2025 and 2024, there were accumulated pretax unrealized gains of marketable securities of $353.9 million and $219.6 million, respectively, recorded in the accompanying consolidated balance sheets.

During the years ended September 30, 2025 and 2024 the Company recorded and included in its net income the net unrealized and realized gains on marketable securities of $134.3 million and $96.1 million, respectively. There were no purchases or sales of marketable securities during the fiscal year ending September 30, 2025. In fiscal year 2024, the Company sold part of its marketable securities for approximately $40.6 million, realizing net gains of $14.3 million.

Investments in marketable securities as of September 30, 2025 and September 30, 2024 are summarized below (in thousands).

	September 30, 2025			September 30, 2024
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities:
Common stocks	$492,995	$139,094	$353,901	$358,691	$139,094	$219,597

Note 5.  Property and Equipment, net

The components of property and equipment, net are as follows (in thousands):

	September 30, 2025	September 30, 2024
Land, buildings and improvements	16,418	16,418
Furniture, office equipment and computer software	1,625	1,723
Machinery and equipment	1,521	1,521
Operating lease right-of-use assets	37	126
Total cost	19,601	19,788
Less accumulated depreciation	(10,671)	(10,520)
Property and equipment, net	$8,930	$9,268

Depreciation expense related to property and equipment was $0.3 million and $0.3 million for the years ended September 30, 2025 and 2024, respectively.

Note 6.  Income Taxes

The provision from income taxes consists of the following (in thousands):

	2025	2024
Current:
Federal	$2,337	$3,000
State	878	1,053
Foreign	45	70
Total current expense	3,260	4,123
Deferred:
Federal	26,918	17,005
State	7,772	5,037
Foreign	-	-
Total deferred expense	34,690	22,042
Total income tax provision	$37,950	$26,165

          The difference between the statutory federal income tax rate and the Company’s effective rate is summarized below:

	2025	2024
Statutory federal income tax rate	21.0%	21.0%
State franchise taxes (net of federal tax benefit)	4.8	5.0
Effect of state rate change on beginning balance of deferred tax liabilities	(0.3)	(0.4)
Dividends received deduction	(0.3)	(0.5)
Others	0.1	—
Effective tax rate	25.3%	25.1%

The Company’s deferred income tax assets and liabilities (in thousands) were comprised of the following:

	2025	2024
Deferred tax assets attributable to:
Accrued liabilities, including supplemental compensation and vacation pay accrual	$2,422	$1,903
Impairment losses on marketable securities	(277)	(280)
Bad debt reserves not yet deductible	55	55
Depreciation and amortization	1,283	1,730
Deferred revenues	184	517
Goodwill	190	265
Net operating losses	160	166
Credits and other	—	103
Total deferred tax assets	4,017	4,459

Deferred tax liabilities attributable to:
Unrealized gains on marketable securities	(91,350)	(57,100)
Total deferred tax liabilities
Net deferred income taxes	$(87,333)	$(52,641)

During fiscal year 2025, the Company recorded an income tax provision of $38.0 million on pretax income of $150.1 million. The income tax provision consisted of tax expense of $34.3 million on unrealized gains on marketable securities, and $4.2 million on operating income, partially offset by a tax benefit of $0.5 million for the dividends received deduction and other permanent differences.  Consequently, the overall effective tax rate for fiscal year 2025 was 25.3%, after including the taxes on the unrealized gains on marketable securities.

 During fiscal year 2024, the Company recorded an income tax provision of $26.2 million on pretax income of $104.3 million.   The income tax provision consisted of tax expense of $24.5 million on the realized and unrealized gains on marketable securities, and $2.2 million on operating income, partially offset by a tax benefit of $0.5 million for the dividends received deduction and other permanent differences.  Consequently, the overall effective tax rate for fiscal year 2024 was 25.1%, after including the taxes on the realized and unrealized gains on marketable securities.

The Company files consolidated federal income tax returns, with its domestic subsidiary, in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal year 2021 with regard to federal income taxes and fiscal year 2020 for state income taxes.  The Canadian subsidiary files a federal and provincial tax return in Canada.

During fiscal year 2021, the Company utilized all of its federal and certain state net operating losses (NOL). During fiscal year 2024, the Company utilized the remaining $1.3 million of California NOLs. The Company also has NOLs in other states, expiring as follows:

Fiscal Year ended (in million)	Other State NOLs
September 30, 2029 through
September 30, 2036	$0.2
September 30, 2037	0.1
September 30, 2038	0.2
September 30, 2039	0.1
No expiration	2
Total	$2.6

Note 7.  Stock-Based Compensation

The Company has implemented two equity incentive plans, one for key employees and one for non-employee directors, each providing for the grant of incentive stock options, non-qualified stock options, restricted stock units, and other equity-based awards.  As of both September 30, 2025, and 2024, there were 2,920 shares available for future grants under the key employee’s equity incentive plan, which authorizes the issuance of up to 3,720 shares. Under the non-employee director plan, which was approved in February 2025 and authorizes issuance of 2,000 shares, there were 1,805 available for grants as of September 30, 2025. Restricted stock units generally vest ratably over two years of continuous service from the grant date and, upon vesting, are issued from the Company’s treasury shares.  The Company accounts for share-based compensation utilizing the fair value recognition requirement pursuant to ASC 718.

For restricted stock units, the Company uses the closed market price on the date of grant as the fair market value of the stock. The Company has not historically paid any cash dividends on its common stock and as a result does not reduce the grant-date fair value per share by the present value of dividends expected to be paid during the requisite service period for restricted stock units. Share based compensation awards are expensed on a straight-line basis over the requisite service periods, which are generally the vesting periods.

The Company will recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited. That is, the Company recognizes the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for an award is reversed in the period the award is forfeited.

The following table summarizes stock unit activity during the periods presented:

	Number of RSUs outstanding	Weighted Average Grant Date Fair Value per Share
Unvested as of September 30, 2023	—	—
Granted	800	$463.64
Vested	(400)	463.64
Forfeited	—	—
Unvested as of September 30, 2024	400	463.64
Granted	195	508.20
Vested	(230)	453.93
Forfeited	—	—
Unvested as of September 30, 2025	365	$494.43

As of September 30, 2025 and 2024, total fair value of shares vested during the year was $0.1 million and $0.2 million, respectively. For fiscal year 2025 and 2024, the Company recognized a total of compensation cost of $0.1 million and $0.2 million, respectively. For fiscal year 2025 and 2024, the Company had total unrecognized compensation cost of approximately $0.1 million and $0.2 million, respectively, related to unvested restricted stock units which is expected to be amortized over a weighted average amortization period of approximately 0.87 years.

Note 8.  Accrued Liabilities

Current accrued liabilities consist of (in thousands):

	September 30,
	2025	2024
Accrued vacation	$3,115	$3,425
Accrued supplemental compensation	6,668	2,248
Accrued payroll	1,508	1,354
Accrued other	1,227	1,490
Total current accrued liabilities	$12,518	$8,517

Long term accrued liabilities consist primarily of the Management Incentive Plan, which was $5.5 million and $3.8 million as of September 30, 2025 and 2024, respectively.

Note 9.  Commitments and Contingencies

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

 The following table represents the Company’s future obligations (in thousands):

	2026	2027	2028	2029	2030 and after	Total
Long-term accrued liabilities*	$1,707	$1,379	$1,106	$772	$583	$5,547
Non-qualified deferred compensation 409(A) plan	1,590	—	—	—	—	1,590
Real estate loan	169	175	181	187	244	956
Lease	37	—	—	—	—	37
	$1,796	$3,041	$1,201	$880	$685	$7,603

* The long-term accrued liabilities for the Management Incentive Plan are discounted to the present value using a discount rate of 6%.

Margin Loan

During fiscal year 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. In addition, there were subsequent borrowings of $45.5 million to purchase additional marketable securities bringing the margin loan balance up to $75 million during fiscal year 2023. In March 2024, the Company sold a portion of its marketable securities for approximately $40.6 million and used these proceeds and excess cash from operations to pay down the margin loan balance to $27.5 million at last year-end. During the year ended September 30, 2025, the Company was able to use excess cash from operations to pay down an additional $5.5 million of this margin loan. As of September 30, 2025, the margin loan balance was $22.0 million.

The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of September 30, 2025 was 4.75%. These investment margin account borrowings do not mature.

Management Incentive Plan/New Profit-Sharing Incentive Program

In fiscal 1987, the Company implemented a Management Incentive Plan (the “Legacy Incentive Plan”) that entitles a participant to participate in pretax earnings before adjustment for certain items of the Company for ten years. It was later expanded as a separate program for selected staff of Journal Technologies, based on the subsidiary’s results. This latter plan was expanded under previous leadership in February 2022 to include virtually all Journal Technologies employees. In 2023, management paused the program recognizing there would be an inadvertent future diluting effect on the shareholders’ interest when additional staff are hired as Journal Technologies grows. More generally, in order to reevaluate and ensure a sustainable long-term program and incentive model, the Company decided to suspend new grants under all Legacy Incentive Plans associated with the traditional business, Journal Technologies, and so-called consolidated units (based on employees driving corporate-wide results). The remaining Legacy Incentive Plan liability is included in the Company’s current and non-current accrued liabilities within the consolidated balance sheets (see Note 8).

Following a consultative and highly sensitive internal process at Journal Technologies, management successfully migrated all Journal Technologies employees to a new, replacement plan (the “New Plan”) effective May 9, 2025, whereby additional employees added to the program are dilutive relative to a specific percentage of profits allocated to the program, rather than being added to the program in an accretive way. This new discretionary profit-sharing incentive program still provides all eligible Journal Technologies employees with units as non-transferable, non-negotiable incentive units issued through certificates. The units do not represent equity or any ownership interest in the Company or Daily Journal Corporation. Under the New Plan, the Company is expected to approve a program percentage for the coming year at the outset of each new fiscal year. The amount available for distribution, if any, is based on this designated portion of the Company’s annual pretax profits adjusted for certain items, and amounts are allocated among eligible participants based primarily on the number of incentive units allocated to them on a prescriptive basis (predominately level of responsibility, but length of employment is also a factor). Key to enabling a transition of pre-existing entitlements, employee expectations are for an allocation of 20%, to provide approximate parity with the old program entitlements. However, to enable a roughly lateral transition for some senior employees, certain legacy units from the Legacy Incentive Plan needed to be converted into additional units under the New Plan; these converted legacy units generally retain their original expiration terms and are funded from a separate temporary allocation.

The estimated Legacy Incentive Plan’s future commitment for certain Journal Technologies is based on inputs of an average of the past year and the current year pretax earnings before certain items, discounted to the present value at 6% as each granted Certificate will expire over its remaining life term of up to 10 years. As of September 30, 2025, there were 644,000 remaining units with a weighted average remaining life of 2.53 years. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

Real Estate Loan

In November 2015, the Company purchased a 30,700 square foot office building constructed in 1998 on approximately 3.6 acres in Logan, Utah that had been previously leased for Journal Technologies. The Company paid $1.24 million and financed the balance with a real estate bank loan of $2.26 million which had a fixed interest rate of 4.66%. This loan is secured by the Logan facility and can be paid off at any time without prepayment penalty. In October 2020, the Company executed an amendment to lower the interest rate of this loan to a fixed rate of 3.33% for the remaining 10 years. This real estate loan had a balance of approximately $0.8 million as of September 30, 2025.

Defined Contribution Plan

Effective January 1, 2023, the Company began sponsoring a 401(k) retirement plan and a non-qualified deferred compensation plan for its employees. The 401(k) retirement plan is a defined contribution plan available to employees meeting minimum service requirements. Eligible employees can contribute up to 100% of their current compensation to the plan subject to certain statutory limitations. The Company matches 50% of the 401(k) contribution up to 4% of total compensation. Employer contributions to the retirement plan were $0.5 million and $0.6 million for fiscal years 2025 and 2024, respectively. As of September 30, 2025, there were deferred compensation liabilities of approximately $1.6 million of which $1.4 million were held under a trust account for the non-qualified deferred compensation plan. As of September 30, 2024, there were deferred compensation liabilities of approximately $0.8 million of which all were held under a trust account for the 409(A) plan.

Leases

 As of September 30, 2025, the Company had a right-of-use (“ROU”) asset and lease liability of approximately $37 thousand for its operating office and equipment leases. As of September 30, 2024, the Company had an ROU asset and lease liability of approximately $126 thousand for its operating office and equipment leases. Operating office and equipment leases are included in operating lease ROU assets, current accrued liabilities and long-term accrued liabilities in the Company’s accompanying Consolidated Balance Sheets.

Note 10. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities for the Company include only unvested restricted stock units.

The Company’s basic and diluted net income per share was as follows (in thousands, except share and per share amounts):

	Years Ended September 30,
	2025	2024
Numerator:
Net income	$112,137	$78,113
Denominator:
Basic weighted-average common shares outstanding	1,377,426	1,377,026
Effect of dilutive securities	77	-
Diluted weighted-average common shares outstanding	1,377,503	1,377,026

Basic EPS	$81.41	$56.73
Diluted EPS	$81.41	$56.73

Note 11.  Segments Information

The key factors used to identify the reportable segments are the organization of the Company’s businesses and alignment of its internal operations. Operating segments are defined as components of an enterprise for which discrete financial information is available and is evaluated regularly by the Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and assess performance.

The Company’s Chief Executive Officer, serving as the CODM, reviews consolidated financial data to allocate resources and assess performance. The CODM focuses on consolidated net income (loss) from the statements of operations, comparing results with prior periods, forecasts, and relevant expenditure categories for each segment.

The Company identifies its reportable segments based on the nature of the products and services provided and the manner in which the CODM manages the business and allocates resources between (i) the Traditional Business, which consists of newspaper publishing, advertising, circulation, and related information services, and (ii) Journal Technologies, which provides case management software and related services to courts and other justice agencies. Accordingly, Traditional Business revenues are comprised of advertising, circulation, and advertising service fees and other, while Journal Technologies revenues are comprised of licensing and maintenance fees, consulting fees, and other public service fees. All inter-segment transactions were eliminated. Corporate is presented below as a non-operating segment to reconcile segment results to the Company’s consolidated financial statement line-item totals. Additional details about each of the reportable segments and its income and expenses are set forth below:

Overall Financial Results (in thousands)
For the twelve months ended September 30
	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues
Advertising	$10,081	$9,325	$—	$—	$—	$—	$10,081	$9,325
Circulation	4,269	4,462	—	—	—	—	4,269	4,462
Advertising service fees and other	3,412	3,039	—	—	—	—	3,412	3,039
Licensing and maintenance fees	—	—	31,720	28,265	—	—	31,720	28,265
Consulting fees	—	—	22,735	15,086	—	—	22,735	15,086
Other public service fees	—	—	15,483	9,754	—	—	15,483	9,754
Total operating revenues	17,762	16,826	69,938	53,105	—	—	87,700	69,931
Operating expenses
Personnel	10,467	9,492	44,032	36,998	2,967	395	57,466	46,885
Other segment items*	7,460	5,360	13,246	13,616	—	—	20,706	18,976
Total operating expenses	17,927	14,852	57,278	50,614	2,967	395	78,172	65,861
Income from operations	(165)	1,974	12,660	2,491	(2,967)	—	9,528	4,070
Dividends and interest income	—	—	—	—	7,459	7,102	7,459	7,102
Interest expense	—	—	—	—	(1,381)	(3,087)	(1,381)	(3,087)
Net realized and unrealized gains on marketable securities	—	—	—	—	134,304	96,142	134,304	96,142
Other	—	—	—	—	177	51	177	51
Pretax income	(165)	1,974	12,660	2,491	137,592	100,208	150,087	104,278
Income tax benefit (expense)	180	(395)	(3,665)	(735)	(34,465)	(25,035)	(37,950)	(26,165)
Net income	$15	$1,579	$8,995	$1,756	$103,127	$75,173	$112,137	$78,113

* Other segment items within net income (loss) include rental income, net unrealized gains on non-qualified compensation plan, interest expense on note payable collateralized by real estate, decrease in fair value of derivative asset, agency commissions, outside services, postage and delivery expenses, newsprint and printing expenses, depreciation and amortization, equipment maintenance and software, credit card merchant discount fees, rent expenses, accounting and legal fees, and other general and administrative expenses.

During fiscal 2025, the Company’s revenues were primarily generated in the United States. Revenues from foreign countries and U.S. territories were approximately $11.9 million, or 13.5% (approximately 14%) of total revenues, and were attributable to the Journal Technologies segment. The following table presents revenues by country and territory (in thousands):

Country/ Territory	Revenue	As a % of total revenue
Australia	$10,067	11.5%
Canada	686	0.8
Guam	674	0.8
Commonwealth of the Northern Mariana Islands	428	0.5
Total	$11,855	13.5%

The measure of segment assets reviewed by the CODM is the consolidated total assets, as reported on the consolidated balance sheet. The following table presents the measure of segment assets regularly provided to the CODM (in thousands):

	Traditional Business		Journal Technologies		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Total assets	$22,701	$14,486	$32,422	$29,838	$492,995	$359,439	$548,118	$403,763

 The Company’s long-lived assets, which consist primarily of property, plant and equipment, net, and operating lease right-of-use assets, are primarily located in the United States. As of September 30, 2025 and 2024, no individual country other than the U.S. accounted for 10% or more of these assets.

Note 12. Subsequent Events

On October 27, 2025, the Company’ announced that Tu To, the Company’s Chief Financial Officer and Principal Financial Officer, would retire effective January 15, 2026, following a planned transition period. In connection with her retirement, the Company entered into a separation agreement with Ms. To providing for certain post-employment compensation and benefits. Ms. To was expected to step down as the Company’s principal financial officer on December 31, 2025, or earlier in connection with the transition.

On December 12, 2025, the Company appointed Erik Nakamura as Chief Financial Officer and Principal Financial Officer, effective immediately. Mr. Nakamura previously served as Chief Financial Officer of the Company’s Journal Technologies subsidiary.

Management has evaluated these events and determined that they did not have a material impact on the Company’s consolidated financial statements as of and for the year ended September 30, 2025.

Item 9.  Changes in and Disagreements with Accountants on Accounting, and Financial Disclosure

None.

Item 9A.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Steven Myhill-Jones, its Chief Executive Officer (“CEO”), and Erik Nakamura, its Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025 due primarily to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. To assess the effectiveness of these controls, management applied the criteria outlined in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). The Company’s ICFR has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). All internal controls, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A material weakness is a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Based on that evaluation and applicable SEC rules, management identified remaining material weaknesses in ICFR as of September 30, 2025. A previous material weakness was remediated during fiscal year 2025.

Segregation of duties and revenue review controls

The Company continues to have material weaknesses related to segregation of duties, review controls related to the design, implementation, and operation of controls over revenue recognition and associated deferred revenue process that originated and were disclosed in prior periods. While management has implemented additional controls and made meaningful progress during fiscal year 2025, the Company was not able to fully remediate the material weaknesses by September 30, 2025. Management’s remediation efforts continue, as described below, and management is confident in its ability to achieve a full remediation in fiscal year 2026.

Remediation Plan and Progress

At the request of the Board of Directors, the Company engaged an independent third-party advisory firm to support management in evaluating and strengthening the Company’s ICFR. In addition to fully remediating prior material weakness regarding insufficient accounting resources, management believes the Company made significant progress during fiscal 2025 in remediating the segregation of duties and revenue review controls weaknesses. This included implementing administrative access controls for specific systems, modernizing the finance function by clearly defining roles and responsibilities, and reassessing, redesigning, and implementing new controls specifically targeted to mitigate the previously identified material weaknesses. However, in order to conclude that a material weakness has been remediated, management must obtain evidence that the relevant controls have been properly designed and have operated effectively for a sufficient period of time. Because certain controls were newly implemented or substantially enhanced during fiscal 2025, additional time is required to evaluate the operating effectiveness of the newly designed and implemented controls before concluding that the material weaknesses have been remediated. Specifically:

●

During fiscal year 2025, the Company increased the size and experience level of its finance organization, in order to strengthen technical accounting expertise, enhance review and monitoring activities, and improve segregation of duties.

●

In the third quarter of fiscal year 2025, the Company implemented enterprise resource planning (“ERP”) for its subsidiary Journal Technologies. The Company is continuing its ERP modernization efforts for its Traditional Business, which management believes will further enhance system-based segregation of duties, workflow approvals, and user-access controls.

●

Effective December 12, 2025, Erik Nakamura was appointed as the Company’s Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer. This leadership transition is expected to further support the Company’s remediation efforts, including enhancing oversight and review procedures and strengthening segregation of duties.

●

Management intends to continue to work with third-party advisors during fiscal year 2026 to further enhance the Company’s ICFR and to evaluate whether any remaining material weaknesses have been fully remediated.

The Company will also continue to utilize certain mitigating controls, including enhanced management review procedures, analytical reviews, and Board-level oversight designed to help identify potential errors or misstatements. These monitoring activities include periodic review and comparative analysis of financial and operational information with prior periods by department supervisors, the CEO, the CFO, and the Board of Directors. The Company will continue to evaluate and refine its compensating controls as part of its remediation strategy and plans to reassess the operating effectiveness of its controls early in fiscal year 2026.

Although a material weakness indicates that there is a reasonable possibility that a material misstatement will not be prevented or detected on a timely basis, management is not aware of any material misstatements in the Company’s consolidated financial statements as of and for the year ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There were positive changes in the Company’s internal control over financial reporting during the fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During fiscal year 2025, the Company fully remediated its prior material weakness related to insufficient accounting resources by enhancing technical accounting expertise, strengthening review and monitoring activities, and increasing the size and experience of its finance team. With respect to the remaining material weaknesses regarding segregation of duties and revenue review controls, please see the description of the Company’s enhanced controls, including its ERP modernization efforts and increases in finance personnel, as described above under “Remediation Plan and Progress.”

Item 9B. Other Information

(a) None.

(b) The Company has not adopted a Rule 10b5-1 trading arrangement, and no directors or executive officers of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fourth quarter of 2025.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in February 2026 (the “Proxy Statement”), which Proxy Statement will be filed with the SEC within 120 days after September 30, 2025, is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer and Chief Financial Officer. The Company’s Code of Ethics was filed as Exhibit 14 to the fiscal year 2020 Form 10-K.

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
Report of Independent Registered Public Accounting Firm (PCAOB ID: 23)
Consolidated Balance Sheets at September 30, 2025 and 2024
Consolidated Statements of Comprehensive Income for the years ended September 30, 2025 and 2024
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended September 30, 2025 and 2024
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

10.2	Daily Journal Corporation 2024 Equity Incentive Plan
10.3	Form of Restricted Stock Unit Award under the Daily Journal Corporation 2024 Equity Incentive Plan for Employees
10.4	Form of Non-Employee Director Restricted Stock Unit Award
10.5	Separation Agreement and Release by the Company and Tu To
21.1	Daily Journal Corporation's List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Daily Journal Corporation Policy Regarding Erroneously Awarded Compensation
101.INS	Inline XBRL Instance
101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104

Inline XBRL Taxonomy Extension Schema

Inline XBRL Taxonomy Extension Calculation

Inline XBRL Taxonomy Extension Definition

Inline XBRL Taxonomy Extension Labels

Inline XBRL Taxonomy Extension Presentation

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(*)	Filed as an Exhibit to the Company’s 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 16, 2020
(~)	Filed as an Exhibit to the Company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 12, 2019
(‡)	Management Compensatory Plan

Item 16.  Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAILY JOURNAL CORPORATION

Date: December 29, 2025	/s/ Steven Myhill-Jones
Steven Myhill-Jones Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Myhill-Jones	Chairman of the Board and Chief Executive Officer	December 29, 2025
Steven Myhill-Jones

/s/ Erik Nakamura	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	December 29, 2025
Erik Nakamura

/s/ Mary Conlin	Director	December 29, 2025
Mary Conlin

/s/ John Frank	Director	December 29, 2025
John Frank

/s/ Rasool Rayani	Director	December 29, 2025
Rasool Rayani