Form 10-Q
period 2025-12-31
DAILY JOURNAL CORP
filed 2026-02-17
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-14665

DAILY JOURNAL CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	95-4133299 (IRS Employer Identification No.)

915 East First Street
Los Angeles, California (Address of principal executive offices)	90012 (Zip Code)

Registrant's telephone number, including area code: (213) 229-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DJCO	The Nasdaq Stock Market

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

As of February 2, 2026, there were outstanding 1,377,722 shares of Common Stock.

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

DAILY JOURNAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	December 31, 2025	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$16,562	$20,569
Restricted cash	2,289	2,269
Marketable securities at fair value	481,316	492,995
Accounts receivable, net	17,121	21,011
Prepaid expenses and other current assets	1,088	959
Total current assets	518,376	537,803
Property and equipment, net	8,946	8,930
Non-qualified deferred compensation plan – trust account asset value	2,157	1,385
Total assets	$529,479	$548,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,640	$7,071
Accrued liabilities	5,003	12,518
Note payable collateralized by real estate	171	169
Income taxes payable	1,015	879
Deferred revenue	17,956	18,169
Total current liabilities	31,785	38,806
Investment margin account borrowings	20,000	22,000
Long-term note payable collateralized by real estate	743	787
Long-term deferred revenue	864	994
Long-term accrued liabilities	5,661	5,547
Accrued non-qualified deferred compensation	2,168	1,590
Deferred income taxes	85,138	87,333
Total liabilities	146,359	157,057
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock, $0.01 par value; 5,000,000 shares authorized; 1,805,149 and 1,805,053 shares issued and outstanding, and 427,427 and 427,627 treasury shares, as of December 31, 2025 and September 30, 2025, respectively.	14	14
Additional paid-in capital	2,133	2,097
Retained earnings	380,973	388,950
Total stockholders’ equity	383,120	391,061
Total liabilities and stockholders’ equity	$529,479	$548,118

The accompanying notes are an integral part of these consolidated financial statements.

DAILY JOURNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,
	2025	2024
Revenues
Advertising	$3,265	$3,011
Circulation	1,085	1,080
Licensing and maintenance fees	8,507	7,525
Consulting fees	2,160	2,599
Other public service fees	4,521	3,489
Total revenues	19,538	17,704
Operating expenses:
Salaries and employee benefits	12,971	11,875
Agency commissions	328	299
Outside services	2,576	1,810
Postage and delivery expenses	191	199
Newsprint and printing expenses	164	164
Equipment maintenance and software	163	602
Credit card merchant discount fees	600	565
Other general and administrative expenses	2,068	1,448
Total operating expenses	19,061	16,962
Income from operations	477	742
Other income (expenses)
Dividends and interest income	1,302	1,184
Net unrealized gains (losses) on marketable securities	(11,679)	13,413
Net unrealized gains (losses) on non-qualified compensation plan	49	(50)
Interest expense	(255)	(385)
Other income (expense)	9	(9)
Income (loss) before taxes	(10,097)	14,895
Income tax benefit (expense)	2,120	(4,000)
Net income (loss) and comprehensive income (loss)	$(7,977)	$10,895

Weighted average number of common shares outstanding – basic	1,377,722	1,376,852
Basic net income (loss) per share	$(5.79)	$7.91

Weighted average number of common shares outstanding – diluted	1,377,722	1,376,852
Diluted net income (loss) per share	$(5.79)	$7.91

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAILY JOURNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Earnings	Equity
Balance as of September 30, 2024	1,805,053	$18	(427,627)	$(4)	$1,957	$276,813	$278,784
Stock-based compensation	—	—	—	—	24	—	24
Net income	—	—	—	—	—	10,895	10,895
Balance as of December 31, 2024	1,805,053	18	(427,627)	(4)	1,981	287,708	289,703

Balance as of September 30, 2025	1,805,053	18	(427,627)	(4)	2,097	388,950	391,061
Issuance of common stock upon vesting of restricted stock units	96	—	200	—	—	—	—
Stock-based compensation	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	(7,977)	(7,977)
Balance as of December 31, 2025	1,805,149	$18	(427,427)	$(4)	$2,133	$380,973	$383,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAILY JOURNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	December 31, 2025	December 31, 2024
Cash flows from operating activities
Net income (loss)	$(7,977)	$10,895
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	36	24
Depreciation and amortization	60	67
Net unrealized (gains) losses on marketable securities	11,679	(13,413)
Deferred income taxes	(2,195)	4,036
Changes in operating assets and liabilities:
Accounts receivable, net	3,890	6,594
Prepaid expenses and other assets	(198)	108
Accounts payable	569	438
Accrued liabilities, including non-qualified deferred compensation	(7,595)	(2,801)
Income tax payable	136	-
Deferred revenue	(343)	(3,743)
Net cash provided by (used in) operating activities	(1,938)	2,205

Cash flows from investing activities
Purchases of property, plant and equipment, net	(7)	—
Net cash provided by (used in) investing activities	(7)	—

Cash flows from financing activities
Repayment of margin loan borrowing	(2,000)	—
Payment of real estate loan principal	(42)	(41)
Net cash used in financing activities	(2,042)	(41)

Net increase (decrease) in cash and cash equivalents and restricted cash	(3,987)	2,164

Cash and cash equivalents and restricted cash at beginning of period
Cash and cash equivalents	20,569	12,986
Restricted cash	2,269	2,191
Cash and cash equivalents and restricted cash at end of period	$18,851	$17,341

Interest paid during the period	$255	$424
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Essentially all of the Company’s U.S. operations are based in California and Utah. The Company also has a presence in Australia where Journal Technologies is working on four software installation projects and in British Columbia, Canada, where the Company has operated a wholly-owned subsidiary, Journal Technologies (Canada), Inc, since August 2022.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position as of December 31, 2025, and the results of operations and stockholders’ equity for the three months ended December 31, 2025. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2026 or for any other interim period.

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of and for the fiscal year ended September 30, 2025 included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in that Annual Report.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company’s cash, cash equivalents and restricted cash are held at financial institutions where account balances may at times exceed federally insured limits. The Company limits its exposure by primarily placing its cash in interest-bearing deposit accounts with high credit quality financial institutions and marketable securities. Management believes the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company has no financial instruments with off-balance sheet risk of loss.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates and assumptions made by management include, but are not limited to, the estimated fair values of marketable securities, management incentive plans, equity awards, and the accounting for income taxes. Actual results could differ materially from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. Restricted cash of $2.3 million, as of both December 31, 2025 and September 30, 2025, represents cash held to secure two letters of credit issued by a bank for a software installation contract in Australia.

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

The change in accounts receivable, net, is as follows (in thousands):

Description	Accounts receivable, net
Balance as of September 30, 2024	19,219
Increase (decrease), net	(6,594)
Balance as of December 31, 2024	$12,625

Balance as of September 30, 2025	21,011
Increase (decrease), net	(3,890)
Balance as of December 31, 2025	$17,121

The Company maintains the reserve account for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate or its judgments about their abilities to pay were incorrect, additional allowances might be required and its results of operations could be materially affected.

The change in allowance for expected credit losses is as follows:

Allowance for Credit Losses (in thousands)

Description	Balance at Beginning of Year	Additions charged to Costs and Expenses	Accounts charged off less Recoveries	Balance as of December 31, 2025
Fiscal 2026 year-to-date through December 31
Allowance for credit losses	$250	$2	$(2)	$250
Fiscal 2025 year-to-date through December 31
Allowance for credit losses	$250	—	—	$250

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

If there is no program design completed, technological feasibility is reached upon the completion of a working model.  Capitalization of software development costs ceases, and amortization of capitalized software development costs (if any) commences when the products are available for general release. Under the Company’s software development life cycle policy and agile development methodology, technological feasibility is generally established when a working model has been completed and approved through internal quality assurance, which typically occurs late in the development cycle and near the time the software is ready for customer testing and release. As a result, the period between technological feasibility and general release is generally insignificant, and no software development costs have been capitalized to date. Research and development expenses related to software development were $0.9 million and $0.5 million for the three months ended December 31, 2025 and 2024, and are included under salaries and employee benefits on the condensed consolidated statements of comprehensive income (loss).

Assets and Liabilities Held for Sale

The Company classifies long‑lived assets (or disposal groups) as held for sale in the period in which all required criteria are met. Upon designation as held for sale, the assets of the disposal group are presented separately in the consolidated balance sheets as assets held for sale. As of December 31, 2025 and 2024, the Company had no assets classified as held for sale.

In January 2026, the Company’s Board of Directors approved the sale of one of the Company’s buildings and the related land (the “Disposal Asset”). The approval of the plan to sell, combined with management’s commitment to actively market the Disposal Asset, satisfied the required held‑for‑sale classification criteria. At the time the Disposal Asset met the held‑for‑sale criteria, it was substantially vacant, not utilized in the Company’s operations and had a carrying value of $3.5 million. The Company expects the sale of the Disposal Asset to be completed within 12 months of meeting the held‑for‑sale criteria.

Earnings per Share

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of the assets and liabilities. The Company accounts for uncertainty in income taxes under Accounting Standards Codification (“ASC”) 740-10 which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). See Note 3 for further discussion and related disclosures regarding revenue recognition.

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

The Company issues invoices that have payment terms which require payment within 30 days. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the required performance services have been completed. Proceeds from subscription-type revenues, including circulation revenue, license, maintenance and support services, and hosting services, are deferred at the time of sale and are recognized on a pro-rata basis over the terms of the subscriptions or service period, and unearned proceeds are recognized within deferred subscriptions and deferred maintenance agreements and others in the consolidated balance sheets. Proceeds from consulting fees are recognized at point of delivery upon service completion, and unearned consulting fee proceeds are recorded under deferred revenue on the condensed consolidated balance sheets. Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can e-file cases and pay traffic citations and other fees.

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

New Accounting Pronouncements Adopted

There were no new accounting standards adopted during the three months ended December 31, 2025.

Note 3. Revenue

The Company’s revenues were primarily generated in the United States. Revenues from foreign countries and U.S. territories were attributable to the Journal Technologies segment, and were approximately $1.1 million, or 5.8% of total revenues for the three months ended December 31, 2025, and $1.2 million, or 6.8% for the three months ended December 31, 2024. The following table presents revenues by country and territory (in thousands):

	For the three months ended December 31,
	2025		2024
Country/ Territory	Revenue	% of total revenue	Revenue	% of total revenue
Australia	$612	3.1%	$661	3.7%
Canada	324	1.7	131	0.7
Guam	168	0.9	278	1.6
Commonwealth of the Northern Mariana Islands	35	0.2	136	0.8
Total	$1,139	5.8%	$1,206	6.8%

The components of total deferred revenues, including the long-term portion, are as follows (in thousands):

	December 31, 2025	September 30, 2025
Deferred subscriptions	$2,315	$2,474
Deferred consulting fees	1,066	1,747
Deferred maintenance agreements and others	15,439	14,942
Total deferred revenues	$18,820	$19,163

The change in total deferred revenues, including the long-term portion, is as follows (in thousands):

	Deferred Revenue (Current)	Deferred Revenue (Non-current)
Balance as of September 30, 2024	$23,713	$883
Increase (decrease), net	(3,352)	(391)
Balance as of December 31, 2024	$20,361	$492

Balance as of September 30, 2025	$18,169	$994
Increase (decrease), net	(213)	(130)
Balance as of December 31, 2025	$17,956	$864

The decreases in deferred revenue during the three months ended December 31, 2025 and 2024 were primarily driven by the recognition of revenue associated with performance obligations satisfied during the period, partially offset by amounts billed in advance for new and renewal contracts.

During the three months ended December 31, 2025 and 2024, $6.1 million and $5.7 million in revenue, respectively, were recognized from deferred revenue at the start of each period.

Note 4. Fair Value of Financial Instruments

The Company’s financial instruments include marketable securities, and cash equivalents are measured at fair value on a recurring basis.

As of December 31, 2025, the Company’s holdings of marketable securities were concentrated in just six companies.

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

The carrying amounts of cash, restricted cash, accounts receivable, accrued liabilities and accounts payable approximate fair value because of the short maturity and high liquidity of these instruments. Marketable securities and cash equivalents, which consist of money market funds, are measured and recorded at fair value on the Company’s consolidated balance sheet using Level 1 inputs. The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments. There were no transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the periods ended December 31, 2025 and September 30, 2025.

The following table summarizes the fair value hierarchy of financial assets measured at fair value as of December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalent)	$2,350	$—	$—	$2,350
Marketable securities	481,316	—	—	481,316
Total assets at fair value	$483,666	$—	$—	$483,666

The following table summarizes the fair value hierarchy of the Company’s financial assets measured at fair value as of September 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalent)	$3,335	$—	$—	$3,335
Marketable securities	492,995	—	—	492,995
Total assets at fair value	$496,330	$—	$—	$496,330

Marketable Securities

As of December 31, 2025 and September 30, 2025, there were accumulated pretax unrealized gains of marketable securities of $342.2 million and $353.9 million, respectively, recorded in the accompanying condensed consolidated balance sheets.

During the three months ended December 31, 2025 and 2024, the Company recorded and included in net income (loss), net unrealized losses on marketable securities of $11.7 million and net unrealized gains on marketable securities of $13.4 million, respectively. There were no purchases or sales of marketable securities during the periods ended December 31, 2025 and 2024.

Investments in marketable securities as of December 31, 2025 and September 30, 2025 are summarized below (in thousands).

	December 31, 2025			September 30, 2025
	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains	Aggregate fair value	Amortized/ Adjusted cost basis	Pretax unrealized gains
Marketable securities:
Common stocks	$481,316	$139,094	$342,222	$492,995	$139,094	$353,901

Note 5. Income Taxes

For the three months ended December, 2025, the Company recorded an income tax benefit of $2.1 million on the pretax loss of $10.1 million. The income tax benefit (expense) consisted primarily of tax benefit of $2.4 million related to unrealized losses on marketable securities, and $0.3 million on income from US operations and dividend income. Consequently, the overall effective tax rate for the three months ended December 31, 2025 was 21.3%, after including the taxes on the unrealized losses on marketable securities.

For the three months ended December 31, 2024, the Company recorded an income tax provision of $4.0 million on pretax income of $14.9 million. The income tax provision consisted of $3.5 million related to unrealized gains on marketable securities , $0.3 million related to income from U.S. operations and dividend income, and $0.2 million related to the effect of a change in state apportionment on the beginning-of-year deferred tax liability. Consequently, the overall effective tax rate for the three months ended December 31, 2024 was 26.9%, after including taxes on unrealized gains on marketable securities.

The Company files consolidated federal income tax returns, with its domestic subsidiary, in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal year 2021 with regard to federal income taxes and fiscal year 2020 for state income taxes.  The Canadian subsidiary files a federal and provincial tax return in Canada.

Note 6. Stock-Based Compensation

The Company has implemented two equity incentive plans, one for key employees and one for non-employee directors, each providing for the grant of incentive stock options, non-qualified stock options, restricted stock units, and other equity-based awards.  As of both December 31, 2025, and 2024, there were 2,920 shares available for future grants under the key employee’s equity incentive plan, which authorizes the issuance of up to 3,720 shares. Under the non-employee director plan, which authorizes the issuance of 2,000 shares, there were 1,655 shares available for grants as of December 31, 2025. The Company has generally issued restricted stock units that vest ratably over two years of continuous service from the grant date and, upon vesting, are issued from the Company’s treasury shares. The Company accounts for share-based compensation utilizing the fair value recognition requirement pursuant to ASC 718, Compensation—Stock Compensation.

For its restricted stock units, the Company uses the closed market price on the date of grant as the fair market value of the stock. The Company has not historically paid any cash dividends on its common stock and as a result does not reduce the grant-date fair value per share by the present value of dividends expected to be paid during the requisite service period for restricted stock units. Share based compensation awards are expensed on a straight-line basis over the requisite service periods, which are generally the vesting periods.

The Company will recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited. That is, the Company recognizes the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for an award is reversed in the period the award is forfeited.

The following table summarizes stock unit activity during the periods presented:

	Number of RSUs outstanding	Weighted Average Grant Date Fair Value per Share
Unvested as of October 1, 2024	463	$453.93
Granted	132	565.01
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2024	595	$478.69

Unvested as of October 1, 2025	365	$494.43
Granted	150	507.65
Vested	(66)	565.01
Forfeited	—	—
Unvested as of December 31, 2025	449	$488.43

As of December 31, 2025 and 2024, the total fair value of shares vested during the respective quarters was immaterial.

Note 7. Accrued Liabilities

Current accrued liabilities consist of (in thousands):

	December 31, 2025	September 30, 2025
Accrued vacation	$2,937	$3,115
Accrued payroll	627	1,508
Accrued supplemental compensation	360	6,668
Accrued other	1,079	1,227
Total current accrued liabilities	$5,003	$12,518

Long term accrued liabilities consist primarily of the Management Incentive Plan, which was $5.7 million and $5.5 million as of December 31, 2025, and September 30, 2025, respectively.

Note 8. Commitments and Contingencies

From time to time, the Company is subject to litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Margin Loan

During fiscal year 2013, the Company borrowed from its investment margin account the aggregate purchase price of $29.5 million for two acquisitions, in each case pledging its marketable securities as collateral. In addition, there were subsequent borrowings of $45.5 million to purchase additional marketable securities in fiscal year 2023. Since then, the Company has been paying down the margin loan when deemed appropriate by the Board.

During the fiscal year 2025, the Company used excess cash from operations to repay $5.5 million of the margin loan. During the three months ended December 31, 2025, the Company repaid an additional $2.0 million. As of December 31, 2025, the outstanding margin loan balance was $20.0 million.

The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of December 31, 2025 was 4.25%.

Real Estate Loan

In November 2015, the Company purchased a building in Logan, Utah. The Company obtained a loan, secured by the underlying real estate asset, which has a fixed rate of 3.3%, and matures in 2030. This real estate loan had a balance of approximately $0.9 million as of December 31, 2025.

Note 9. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the treasury stock method by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities for the Company include only unvested restricted stock units, which have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive. Accordingly, basic and diluted net income (loss) per share are equal for this period.

The Company’s basic and diluted net income (loss) per share was as follows (in thousands, except share and per share amounts):

	Three Months Ended December 31,
	2025	2024
Numerator:
Net income (loss)	$(7,977)	$10,895
Denominator:
Basic weighted-average common shares outstanding	1,377,722	1,376,852
Effect of dilutive securities	—	—
Diluted weighted-average common shares outstanding	1,377,722	1,376,852

Basic EPS	$(5.79)	$7.91
Diluted EPS	$(5.79)	$7.91

Note 10. Segments Information

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

The Company identifies its reportable segments based on the nature of the products and services provided and the manner in which the CODM manages the business and allocates resources between (i) the Traditional Business, which consists of newspaper publishing, advertising, circulation, and related information services, and (ii) Journal Technologies, which provides case management software and related services to courts and other justice agencies. Accordingly, Traditional Business revenues are comprised of advertising, circulation, and advertising service fees and other, while Journal Technologies revenues are comprised of licensing and maintenance fees, consulting fees, and other public service fees. All inter-segment transactions were eliminated. Corporate is presented below as a non-operating segment to reconcile segment results to the Company’s consolidated financial statement line-item totals. Additional details about each of the reportable segments and its income and expenses for the three months ended December 31, 2025 and 2024, are set forth below (in thousands):

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues
Advertising	$3,265	$3,011	$—	$—	$—	$—	$3,265	$3,011
Circulation	1,085	1,080	—	—	—	—	1,085	1,080
Licensing and maintenance fees	—	—	8,507	7,525	—	—	8,507	7,525
Consulting fees	—	—	2,160	2,599	—	—	2,160	2,599
Other public service fees	—	—	4,521	3,489	—	—	4,521	3,489
Total operating revenues	4,350	4,091	15,188	13,613	—	—	19,538	17,704
Operating expenses
Personnel	2,682	2,309	10,289	9,566	—	—	12,971	11,875
Other segment items*	2,285	1,496	3,805	3,591	—	—	6,090	5,087
Total operating expenses	4,967	3,805	14,094	13,157	—	—	19,061	16,962
Income (loss) from operations	(617)	286	1,094	456	—	—	477	742
Dividends and interest income	—	—	—	—	1,302	1,184	1,302	1,184
Interest expense	—	—	—	—	(255)	(385)	(255)	(385)
Net unrealized gains (losses) on marketable securities	—	—	—	—	(11,679)	13,413	(11,679)	13,413
Other	—	—	—	—	58	(59)	58	(59)
Pretax income (loss)	(617)	286	1,094	456	(10,574)	14,153	(10,097)	14,895
Income tax benefit (expense)	(10)	(75)	(230)	(175)	2,360	(3,750)	2,120	(4,000)
Net income (loss)	$(627)	$211	$864	$281	$(8,214)	$10,403	$(7,977)	$10,895

* Other segment items within net income (loss) include rental income, net unrealized gains on non-qualified compensation plan, interest expense on note payable collateralized by real estate, agency commissions, outside services, postage and delivery expenses, newsprint and printing expenses, depreciation and amortization, equipment maintenance and software, credit card merchant discount fees, rent expenses, accounting and legal fees, and other general and administrative expense.

The measure of segment assets reviewed by the CODM is the consolidated total assets, as reported on the consolidated balance sheet. The following table presents the measure of segment assets regularly provided to the CODM as of (in thousands):

	Traditional Business		Journal Technologies		Corporate		Total
	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025
Total assets	$17,908	$22,701	$30,254	$32,422	$481,317	$492,995	$529,479	$548,118

The Company’s long-lived assets, which consist primarily of property, plant and equipment, net, and operating lease right-of-use assets, are primarily located in the United States. As of December 31, 2025 and September 30, 2025, no individual country other than the U.S. accounted for 10% or more of these assets.

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

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional details about each of the reportable segments and the Company’s corporate income and expenses for the three months ended December 31, 2025 and 2024, are set forth below (in thousands):

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues
Advertising	$3,265	$3,011	$—	$—	$—	$—	$3,265	$3,011
Circulation	1,085	1,080	—	—	—	—	1,085	1,080
Licensing and maintenance fees	—	—	8,507	7,525	—	—	8,507	7,525
Consulting fees	—	—	2,160	2,599	—	—	2,160	2,599
Other public service fees	—	—	4,521	3,489	—	—	4,521	3,489
Total operating revenues	4,350	4,091	15,188	13,613	—	—	19,538	17,704
Operating expenses
Personnel	2,682	2,309	10,289	9,566	—	—	12,971	11,875
Other segment items*	2,285	1,496	3,805	3,591	—	—	6,090	5,087
Total operating expenses	4,967	3,805	14,094	13,157	—	—	19,061	16,962
Income (loss) from operations	(617)	286	1,094	456	—	—	477	742
Dividends and interest income	—	—	—	—	1,302	1,184	1,302	1,184
Interest expense	—	—	—	—	(255)	(385)	(255)	(385)
Net unrealized gains (losses) on marketable securities	—	—	—	—	(11,679)	13,413	(11,679)	13,413
Other	—	—	—	—	58	(59)	58	(59)
Pretax income (loss)	(617)	286	1,094	456	(10,574)	14,153	(10,097)	14,895
Income tax benefit (expense)	(10)	(75)	(230)	(175)	2,360	(3,750)	2,120	(4,000)
Net income (loss)	$(627)	$211	$864	$281	$(8,214)	$10,403	$(7,977)	$10,895

Comparison of the three months ended December 31, 2025 to the three months ended December 31, 2024

Consolidated Financials Comparison

Consolidated revenues were $19.5 million and $17.7 million for three months ended December 31, 2025 and 2024, respectively. This increase of $1.8 million (9.4%) was primarily from increases in (i) Journal Technologies’ other public service fees of $1.0 million, and license and maintenance fees of $1.0 million, and (ii) the Traditional Business’ advertising revenues of $0.3 million.

Approximately 78% and 77% of our revenues during the three months ended December 31, 2025 and 2024 were derived from Journal Technologies. In addition, our revenues during the three months ended December 31, 2025 were primarily from the United States, with approximately $1.1 million (5.8%) from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $2.1 million (12%) to $19.1 million from $17.0 million. Total salaries and employee benefits increased by $1.1 million (9%) to $13.0 million from $11.9 million primarily due to annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on our installation projects. Outside services increased by $0.8 million (42%) to $2.6 million from $1.8 million mainly because of additional contractor services and increased third-party hosting fees which were billed to clients. Other general and administrative expenses increased by $0.7 million (43%) to $2.1 million from $1.4 million, primarily due to higher accounting and consulting fees associated with remediation of material weaknesses in internal controls.

Other expenses for the three months ended December 31, 2025 increased by $24.7 million, resulting in $10.6 million of other expense, compared with $14.2 million of other income for the three months ended December 31, 2024. This change was primarily driven by unrealized losses on marketable securities of $11.7 million, compared with unrealized gains of $13.4 million in the prior-year period.

During the three months ended December 31, 2025 and 2024, consolidated pretax loss was $10.1 million and pretax income was $14.9 million, respectively, and consolidated net loss was $8.0 million and net income was $10.9 million, respectively.

As of December 31, 2025, the aggregate fair market value of the Company’s marketable securities was $481.3 million. These securities had approximately $342.2 million of cumulative unrealized gains before taxes of $89.0 million. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

During the three months ended December 31, 2025, the Company recorded an income tax benefit of $2.1 million on the pretax loss of $10.1 million. The income tax benefit and expense consisted primarily of tax benefit of $2.4 million related to unrealized losses on marketable securities, and $0.3 million on income from US operations and dividend income. Consequently, the overall effective tax rate for the three months ended December 31, 2025 was 21.3%, after including the taxes on the unrealized gains on marketable securities.

For the three months ended December 31, 2024, the Company recorded an income tax provision of $4.0 million on pretax income of $14.9 million. The income tax provision consisted of $3.5 million related to unrealized gains on marketable securities, $0.02 million related to income from foreign operations, $0.3 million related to income from U.S. operations and dividend income, $0.01 million related to the dividends received deduction and other permanent book and tax differences, and $0.2 million related to the effect of a change in state apportionment on the beginning-of-year deferred tax liability. Consequently, the overall effective tax rate for the three months ended December 31, 2024 was 26.9%, after including taxes on unrealized gains on marketable securities.

The Company files consolidated federal income tax returns, with its domestic subsidiary, in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal year 2021 with regard to federal income taxes and fiscal year 2020 for state income taxes.  The Canadian subsidiary files a federal and provincial tax return in Canada.

Journal Technologies

For the three months ended December 31, 2025, Journal Technologies’ pretax income increased by $0.6 million (140%) to $1.1 million, compared to $0.5 million for the three months ended December 31, 2024. The increase was primarily attributable to higher revenues of $1.6 million, partially offset by increased operating expenses of $0.9 million.

Revenues increased by $1.6 million (12%) to $15.2 million from $13.6 million during the prior-year quarter. Licensing and maintenance fees increased by $1.0 million (13%) to $8.5 million, while other public service fees increased by $1.0 million (30%) to $4.5 million, primarily due to increased e-filing revenues. Consulting fees decreased by $0.4 million (17%) to $2.2 million, primarily due to the timing of project go-lives and deferred revenue recognition.

Operating expenses increased by $0.9 million (7%) to $14.1 million, primarily due to increased personnel costs, higher contractor utilization, and increased hosting costs billed to customers.

Traditional Business

For the three months ended December 31, 2025, the Traditional Business reported a pretax loss of $0.6 million, compared to pretax income of $0.3 million for the three months ended December 31, 2024. This decrease was primarily attributable to increased personnel costs and other operating expenses.

Total revenues increased by $0.3 million (6%) to $4.4 million from $4.1 million in the prior-year quarter. Advertising revenues increased by $0.3 million (8%) to $3.3 million, while circulation revenues remained consistent.

The Daily Journals accounted for approximately 94% of the Traditional Business’ total circulation revenues, which remained consistent year-over-year.

The Traditional Business segment operating expenses increased by $1.2 million (31%) to $5.0 million from $3.8 million, primarily resulting from increased personnel costs, merchant discount fees, additional promotional expenses, and accounting advisory fees primarily associated with the remediation of material weaknesses in our internal controls and higher legal expenses associated with proxy solicitation and stockholder outreach activities.

Liquidity and Capital Resources

During the three months ended December 31, 2025, our cash and cash equivalents, restricted cash, and marketable securities decreased by $15.7 million, reflecting net pretax unrealized losses on marketable securities of $11.7 million. The investments in marketable securities, which had an adjusted cost basis of approximately $139.1 million and a market value of approximately $481.3 million as of December 31, 2025, generated approximately $1.3 million in dividends and interest income during the three months ended December 31, 2025. These securities had approximately $342.2 million of cumulative unrealized gains before estimated taxes of $89.0 million which will become due only when we sell securities in which there is realized appreciation.

No marketable securities were sold during the three months ended December 31, 2025. The margin loan principal balance was paid down by $2.0 million using excess cash from operations. The loan balance was $20.0 million and $22.0 million as of December 31, 2025 and September 30, 2025, respectively.

As of December 31, 2025, we had working capital of $486.6 million, including the liabilities for deferred revenue of $18.0 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	December 31, 2025	December 31, 2024	Change
Net cash (used in) provided by:
Operating activities	$(1,938)	$2,205	$(4,143)
Investing activities	(7)	—	(7)
Financing activities	(2,042)	(41)	(2,001)
Net increase (decrease) in cash and cash equivalents	$(3,987)	$2,164	$(6,151)

Operating Activities

For the three months ended December 31, 2025, net cash used in operating activities was $1.9 million. Cash used in operating activities during the quarter consisted of a net loss of $8.0 million, adjusted for non-cash items of $9.6 million, and cash used for working capital of $3.5 million. Adjustments for non-cash items consisted primarily of $11.7 million of net unrealized losses on marketable securities, $2.2 million of deferred income tax benefit, and $0.1 million of depreciation and amortization expenses. The use of cash from changes in operating assets and liabilities was primarily attributable to a $7.6 million decrease in accrued liabilities, including non-qualified deferred compensation, $0.3 million decrease in deferred revenue, and $0.2 million increase prepaid expenses and other assets, partially offset by a $3.9 million decrease in accounts receivable, reflecting improved collections, and a $0.6 million increase in accounts payable.

For the three months ended December 31, 2024, net cash provided by operating activities was $2.2 million. Cash provided by operating activities during the quarter consisted of net income of $10.9 million, adjusted for non-cash items of $9.3 million, partially offset by cash used for working capital of $0.6 million. Adjustments for non-cash items consisted primarily of $13.4 million of net realized and unrealized gains on marketable securities, $4.0 million of deferred income tax expense, and $0.1 million of depreciation and amortization expense. The use of cash from changes in operating assets and liabilities was primarily attributable to a $3.7 million decrease in deferred revenue, reflecting the recognition of previously deferred license, maintenance, and consulting revenues, and a $2.8 million decrease in accrued liabilities, including non-qualified deferred compensation. These uses of cash were partially offset by a $6.6 million decrease in accounts receivable, reflecting improved collections, and a $0.4 million increase in accounts payable.

Investing Activities

For the three months ended December 31, 2025 and 2024, net cash used in investing activities was was negligible or nil.

Financing Activities

For the three months ended December 31, 2025, net cash used in financing activities totaled $2.0 million, consisting primarily of a $2.0 million repayment on the outstanding balance of the Company’s investment margin loan.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

There were no material changes to our critical accounting policies in the three months ended December 31, 2025 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

In light of the material weaknesses in the Company’s internal control over financial reporting discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2025, management continued the execution of its remediation plan and substantially enhanced the Company’s internal control framework. During the quarter ended December 31, 2025, management continued the implementation of the key remediation measures designed to address the previously identified material weaknesses.

Management has obtained evidence supporting the design and implementation of the enhanced controls and has commenced testing of their design and operating effectiveness. While management believes the material weaknesses have been addressed through these remediation efforts, final validation is subject to the completion of testing procedures and demonstration of sustained operating effectiveness over a sufficient period of time.

Accordingly, as of December 31, 2025, management concluded that the Company’s disclosure controls and procedures were not yet effective.

Specifically, during the first quarter of fiscal 2026, the Company:

●	Finalized enhancements to its enterprise resource planning (ERP) system to strengthen system-based segregation of duties, user access governance, and workflow approvals.

●	Completed the expansion and realignment of finance and accounting personnel to reinforce segregation of responsibilities and strengthen supervisory review controls.

●	Formalized and implemented enhanced revenue recognition review protocols, including standardized documentation and layered review procedures over deferred revenue.

●

Continued engagement with a third-party consulting firm to validate control design, support operating effectiveness testing, and benchmark the Company’s internal control framework against accelerated filer standards.

●	Enhanced executive management and Audit Committee oversight through structured reporting and periodic internal control review sessions.

There were no material changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, except for the remediation activities described above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

Item 6.  Exhibits.

The following documents are filed as part of this Report:

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

DAILY JOURNAL CORPORATION

Date: February 17, 2026	/s/ Steven Myhill-Jones
Steven Myhill-Jones Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 17, 2026	/s/ Erik Nakamura
Erik Nakamura Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)