Form 10-Q
period 2026-03-31
DAILY JOURNAL CORP
filed 2026-05-14
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, there were outstanding 1,377,722 shares of Common Stock.

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

DAILY JOURNAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	March 31, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$20,579	$20,569
Restricted cash	2,309	2,269
Marketable securities at fair value	430,108	492,995
Accounts receivable, net	13,609	21,011
Prepaid expenses and other current assets	2,236	959
Assets held for sale	3,461	—
Total current assets	472,302	537,803
Property and equipment, net	5,431	8,930
Non-qualified deferred compensation plan – trust account asset value	2,207	1,385
Total assets	$479,940	$548,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,736	$7,071
Accrued liabilities	6,044	12,518
Note payable collateralized by real estate	171	169
Income taxes payable	278	879
Deferred revenue	16,394	18,169
Total current liabilities	30,623	38,806
Investment margin account borrowings	20,000	22,000
Long-term note payable collateralized by real estate	701	787
Long-term deferred revenue	835	994
Long-term accrued liabilities	4,486	5,547
Accrued non-qualified deferred compensation	2,239	1,590
Deferred income taxes	72,540	87,333
Total liabilities	131,424	157,057
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock, $0.01 par value; 5,000,000 shares authorized; 1,805,149 and 1,805,053 shares issued , and 427,427 and 427,627 treasury shares, and 1,377,722 and 1,377,426 shares outstanding as of March 31, 2026 and September 30, 2025, respectively.	14	14
Additional paid-in capital	2,178	2,097
Accumulated other comprehensive loss	(9)	—
Retained earnings	346,333	388,950
Total stockholders’ equity	348,516	391,061
Total liabilities and stockholders’ equity	$479,940	$548,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAILY JOURNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues
Advertising	$3,377	$3,333	$6,642	$6,344
Circulation	1,102	1,047	2,187	2,127
Licensing and maintenance fees	8,531	7,501	17,038	15,026
Consulting fees	4,914	2,664	7,074	5,263
Other public service fees	4,793	3,631	9,314	7,120
Total revenues	22,717	18,176	42,255	35,880
Operating expenses:
Salaries and employee benefits	13,068	12,321	26,039	24,196
Agency commissions	335	385	663	684
Outside services	1,735	1,802	4,311	3,612
Postage and delivery expenses	333	185	524	384
Newsprint and printing expenses	150	191	314	355
Equipment maintenance and software	113	441	276	1,043
Credit card merchant discount fees	626	528	1,226	1,093
Other general and administrative expenses	3,368	1,360	5,436	2,808
Total operating expenses	19,728	17,213	38,789	34,175
Income from operations	2,989	963	3,466	1,705
Other income (expenses)
Dividends and interest income	1,303	1,178	2,605	2,362
Net unrealized gains (losses) on marketable securities	(51,208)	59,386	(62,887)	72,799
Net unrealized gains (losses) on non-qualified compensation plan	34	(3)	83	(53)
Interest expense	(208)	(351)	(463)	(745)
Other income	86	97	95	97
Income (loss) before taxes	(47,004)	61,270	(57,101)	76,165
Income tax benefit (expense)	12,364	(16,600)	14,484	(20,600)
Net income (loss)	(34,640)	44,670	(42,617)	55,565
Other comprehensive loss:
Foreign currency translation adjustments	(9)	—	(9)	—
Net income (loss) and comprehensive income (loss)	$(34,649)	$44,670	$(42,626)	$55,565

Earnings (losses) per share:
Basic	$(25.14)	$32.43	$(30.93)	$40.34
Diluted	$(25.14)	$32.43	$(30.93)	$40.34

Shares used in computing earnings (losses) per share:
Basic	1,377,722	1,377,426	1,377,722	1,377,268
Diluted	1,377,722	1,377,426	1,377,722	1,377,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAILY JOURNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

					Additional	Accumulated Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Share	Amount	Share	Amount	Capital	Loss	Earnings	Equity
Balance as of September 30, 2024	1,805,053	$18	(427,627)	$(4)	$1,957	$—	$276,813	$278,784
Stock-based compensation	—	—	—	—	24	—	—	24
Net income	—	—	—	—	—	—	10,895	10,895
Balance as of December 31, 2024	1,805,053	18	(427,627)	(4)	1,981	—	287,708	289,703
Stock-based compensation	—	—	—	—	65	—	—	65
Net income	—	—	—	—	—	—	44,670	44,670
Balance as of March 31, 2025	1,805,053	$18	(427,627)	$(4)	2,046	$—	$332,378	$334,438

Balance as of September 30, 2025	1,805,053	$18	(427,627)	$(4)	$2,097	$—	$388,950	$391,061
Issuance of common stock upon vesting of restricted stock units	96	—	200	—	—	—	—	—
Stock-based compensation	—	—	—	—	36	—	—	36
Net loss	—	—	—	—	—	—	(7,977)	(7,977)
Balance as of December 31, 2025	1,805,149	18	(427,427)	(4)	2,133	—	380,973	$383,120
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	45	—	—	45
Foreign currency translation adjustment	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(34,640)	(34,640)
Balance as of March 31, 2026	1,805,149	$18	(427,427)	$(4)	2,178	$(9)	$346,333	$348,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAILY JOURNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(42,617)	$55,565
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock-based compensation	81	89
Depreciation and amortization	98	132
Net unrealized (gains) losses on marketable securities	62,887	(72,799)
Deferred income taxes	(14,793)	20,285
Changes in operating assets and liabilities:
Accounts receivable, net	7,402	7,431
Income tax receivable	—	33
Prepaid expenses and other assets	(1,323)	(30)
Accounts payable	665	(238)
Accrued liabilities, including non-qualified deferred compensation	(7,708)	(2,540)
Income taxes payable	(601)	231
Deferred revenue	(1,934)	(6,523)
Net cash provided by operating activities	2,157	1,636

Cash flows from investing activities
Purchases of property, plant and equipment, net	(14)	—
Net cash used in investing activities	(14)	—

Cash flows from financing activities
Payment to margin loan borrowing	(2,000)	(2,500)
Payment of real estate loan principal	(84)	(82)
Net cash used in financing activities	(2,084)	(2,582)
Effect of exchange rate changes on cash and cash equivalents	(9)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	50	(946)

Cash and cash equivalents and restricted cash at beginning of period
Cash and cash equivalents	20,569	12,986
Restricted cash	2,269	2,191
Cash and cash equivalents and restricted cash at end of period	$22,888	$14,231

Interest paid during the period	$463	$740
Income taxes paid during the period	$—	$52

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

Essentially all of the Company’s U.S. operations are based in California and Utah. The Company also has a presence in Australia where Journal Technologies is working on four software installation projects and in British Columbia, Canada, where the Company operates a wholly-owned subsidiary, Journal Technologies (Canada), Inc.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position as of  March 31, 2026, and the results of operations and stockholders’ equity for the six months ended  March 31, 2026. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year ending  September 30, 2026 or for any other interim period.

The condensed consolidated balance sheet as of  March 31, 2026 has been derived from the audited consolidated financial statements as of and for the fiscal year ended  September 30, 2025 included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in that Annual Report.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company’s cash, cash equivalents and restricted cash are held at financial institutions where account balances may typically exceed federally insured limits. The Company limits its exposure by primarily placing its cash in interest-bearing deposit accounts with high credit quality financial institutions and by purchasing marketable securities. Management believes the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company has no financial instruments with off-balance sheet risk of loss.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, other than the marketable securities portfolio, to be cash equivalents.

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. Restricted cash of $2.3 million, as of both  March 31, 2026 and  September 30, 2025, represents cash held to secure two letters of credit issued by a bank for a software installation contract in Australia.

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

The change in accounts receivable, net, is as follows (in thousands):

Accounts
receivable, net
Balance as of September 30, 2024	19,219
Increase (decrease), net	(7,431)
Balance as of March 31, 2025	$11,788

Balance as of September 30, 2025	21,011
Increase (decrease), net	(7,402)
Balance as of March 31, 2026	$13,609

The Company maintains the reserve account for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate or its judgments about their abilities to pay were incorrect, additional allowances might be required and its results of operations could be materially affected.

The change in allowance for expected credit losses is as follows:

Allowance for Credit Losses (in thousands)

		Additions	Accounts
	Balance at	charged to	charged off	Balance as of
	Beginning	Costs and	less	March 31,
Description	of Year	Expenses	Recoveries	2026
Fiscal 2026 year-to-date through March 31
Allowance for credit losses	$250	$2	$(2)	$250
Fiscal 2025 year-to-date through March 31
Allowance for credit losses	$250	$1	$(1)	$250

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

If there is no program design completed, technological feasibility is reached upon the completion of a working model.  Capitalization of software development costs ceases, and amortization of capitalized software development costs (if any) commences when the products are available for general release. Under the Company’s software development life cycle policy and agile development methodology, technological feasibility is typically established when a working model has been completed and approved through internal quality assurance, which typically occurs late in the development cycle and near the time the software is ready for customer testing and release. As a result, the period between technological feasibility and general release is generally insignificant, and no software development costs have been capitalized to date. Research and development expenses related to software development are approximately $0.2 million and $0.6 million for the three months ended  March 31, 2026 and 2025, respectively. Research and development expenses are approximately $0.4 million and $1.2 million for the six months ended March 31, 2026 and 2025, respectively. All such expenses are included under salaries and employee benefits in the condensed consolidated statements of comprehensive income (loss). During the quarter ended March 31, 2026, the Company revised disclosure of research and development expenses for the three months period ended December 31, 2025. The amount disclosed in the previously filed unaudited interim financial statements for the period ended December 31, 2025 reported research and development expenses of approximately $0.9 million for the three months ended December 31, 2025. This disclosure has been revised in the current period to reflect research and development expenses of approximately $0.2 million for the three months ended December 31, 2025. This revision had no impact on the results of operations, net income (loss), total expenses, or cash flows.

Assets and Liabilities Held for Sale

The Company classifies long‑lived assets (or disposal groups) as held for sale in the period in which all required criteria are met. Upon designation as held for sale, the assets of the disposal group are presented separately in the consolidated balance sheets as assets held for sale.

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. During the second quarter of 2026, the Company entered into agreements to sell a building and its related land in Los Angeles, California (collectively, the "Building"), which is held within the Traditional Business segment. Upon meeting the held for sale criteria, the Company ceased depreciation on the Building and determined that no adjustment to its $3.5 million carrying value was required. As of March 31, 2026, sales efforts are ongoing, and the Building continues to meet the held for sale criteria.

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

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASC Topic 606). See Note 3 for further discussion and related disclosures regarding revenue recognition.

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

New Accounting Pronouncements Adopted

There were no new accounting standards adopted during the six months ended March 31, 2026.

Note 3. Revenue

The Company’s revenues were primarily generated in the United States. Revenues from foreign countries and U.S. territories were attributable to the Journal Technologies segment.

The following table presents revenues by country and territory (in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2026		2025		2026		2025
		% of		% of		% of		% of
Country/ Territory	Revenue	total revenue	Revenue	total revenue	Revenue	total revenue	Revenue	total revenue
Australia	$760	3.4%	$740	4.1%	$1,372	3.2%	$1,401	3.9%
Canada	1,232	5.4	246	1.4	1,556	3.7	377	1.1
Guam	169	0.7	62	0.3	337	0.8	340	0.9
Commonwealth of the Northern Mariana Islands	36	0.2	—	—	72	0.2	136	0.4
Total	$2,197	9.7%	$1,048	5.8%	$3,337	7.9%	$2,254	6.3%

The components of total deferred revenues, including the long-term portion, are as follows (in thousands):

	March 31, 2026	September 30, 2025
Deferred subscriptions	$2,362	$2,474
Deferred consulting fees	1,390	1,747
Deferred maintenance agreements and others	13,477	14,942
Total deferred revenues	$17,229	$19,163

The change in total deferred revenues, including the long-term portion, is as follows (in thousands):

	Deferred Revenue	Deferred Revenue
	(Current)	(Non-current)
Balance as of September 30, 2024	$23,713	$883
Increase (decrease), net	(6,015)	(508)
Balance as of March 31, 2025	$17,698	$375

Balance as of September 30, 2025	$18,169	$994
Increase (decrease), net	(1,775)	(159)
Balance as of March 31, 2026	$16,394	$835

The decreases in deferred revenue during the six months ended March 31, 2026 and 2025 were primarily driven by the recognition of revenue associated with performance obligations satisfied during the period, partially offset by amounts billed in advance for new and renewal contracts.

 During the six months ended March 31, 2026 and 2025, $12.3 million and $14.4 million in revenue, respectively, were recognized from deferred revenue at the start of each period.

Note 4. Fair Value of Financial Instruments

The Company’s financial instruments include marketable securities that are measured at fair value on a recurring basis.

As of  March 31, 2026, the Company’s holdings of marketable securities were concentrated in just six companies.

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

The carrying amounts of cash, restricted cash, accounts receivable, accrued liabilities and accounts payable approximate fair value because of the short maturity and high liquidity of these instruments. Marketable securities and cash equivalents, which consist of money market funds, are measured and recorded at fair value on the Company’s condensed consolidated balance sheets using Level 1 inputs. The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments. There were no transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the periods ended  March 31, 2026 and  September 30, 2025.

The following table summarizes the fair value hierarchy of financial assets measured at fair value as of  March 31, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$3,435	$—	$—	$3,435
Marketable securities	430,108	—	—	430,108
Total assets at fair value	$433,543	$—	$—	$433,543

The following table summarizes the fair value hierarchy of the Company’s financial assets measured at fair value as of  September 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$3,335	$—	$—	$3,335
Marketable securities	492,995	—	—	492,995
Total assets at fair value	$496,330	$—	$—	$496,330

Marketable Securities

As of  March 31, 2026 and  September 30, 2025, there were accumulated pretax unrealized gains of marketable securities of $291.0 million and $353.9 million, respectively, recorded in the accompanying condensed consolidated balance sheets.

During the six months ended March 31, 2026 and 2025, the Company recorded and included in net income (loss), net unrealized losses on marketable securities of $62.9 million and net unrealized gains on marketable securities of $72.8 million, respectively. There were no purchases or sales of marketable securities during the periods ended  March 31, 2026 and 2025.

Investments in marketable securities as of  March 31, 2026 and  September 30, 2025 are summarized below (in thousands).

	March 31, 2026			September 30, 2025
		Amortized/	Pretax		Amortized/	Pretax
	Aggregate	Adjusted	unrealized	Aggregate	Adjusted	unrealized
	fair value	cost basis	gains	fair value	cost basis	gains
Marketable securities:
Common stocks	$430,108	$139,094	$291,014	$492,995	$139,094	$353,901

Note 5. Income Taxes

For the six months ended March 31, 2026, the Company recorded an income tax benefit of $14.5 million on the pretax loss of $57.1 million. The income tax benefit (expense) consisted primarily of tax benefit of $15.8 million related to unrealized losses on marketable securities, and tax expense of $1.4 million on income from US operations and dividend income. Consequently, the overall effective tax rate for the six months ended March 31, 2026 was 25.3%, after including the taxes on the unrealized losses on marketable securities.

For the six months ended March 31, 2025, the Company recorded an income tax provision of $20.6 million on pretax income of $76.2 million. The income tax provision consisted of tax provisions of $19.2 million on the unrealized gains on marketable securities, and $0.9 million on income from US operations and dividend income, and a tax provision of $0.6 million for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. These tax liabilities were partially offset by a tax benefit of $0.1 million for the dividends received deduction and other permanent book and tax differences. Consequently, the overall effective tax rate for the six months ended March 31, 2025 was 27%, after including the taxes on the unrealized gains on marketable securities.

The Company files consolidated federal income tax returns, with its domestic subsidiary, in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal year 2021 with regard to federal income taxes and fiscal year 2020 for state income taxes.  The Canadian subsidiary files a federal and provincial tax return in Canada.

Note 6. Stock-Based Compensation

The Company has implemented two equity incentive plans, one for key employees and one for non-employee directors, each providing for the grant of incentive stock options, non-qualified stock options, restricted stock units (RSUs), and other equity-based awards.  As of  March 31, 2026, and 2025, there were 2,920 shares available for future grants under the key employee’s equity incentive plan, which authorizes the issuance of up to 3,720 shares. Under the non-employee director plan, which authorizes the issuance of 2,000 shares, there were 1,655 shares available for grants as of  March 31, 2026. The Company has generally issued restricted stock units that vest ratably over two years of continuous service from the grant date and, upon vesting, are issued from the Company’s treasury shares. The Company accounts for share-based compensation utilizing the fair value recognition requirement pursuant to ASC 718, Compensation—Stock Compensation.

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

The following table summarizes stock unit activity during the periods presented:

		Weighted Average
		Grant Date
	Number of	Fair Value
	RSUs outstanding	per Share
Unvested as of October 1, 2024	463	$453.93
Granted	132	565.01
Vested	—	—
Unvested as of March 31, 2025	595	$478.69

Unvested as of October 1, 2025	365	$494.43
Granted	150	507.65
Vested	(66)	565.01
Unvested as of March 31, 2026	449	$488.43

As of  March 31, 2026 and 2025, the total fair value of shares vested during the respective quarters was immaterial.

Note 7. Accrued Liabilities

Current accrued liabilities consist of (in thousands):

	March 31, 2026	September 30, 2025
Accrued payroll, vacation, and benefits	$3,159	$4,623
Accrued supplemental compensation	1,969	6,668
Accrued other	916	1,227
Total current accrued liabilities	$6,044	$12,518

Long term accrued liabilities consist primarily of the Management Incentive Plan, which was $4.5 million and $5.5 million as of  March 31, 2026, and  September 30, 2025, respectively.

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

During the fiscal year 2025, the Company used excess cash from operations to repay $5.5 million of the margin loan. During the six months ended March 31, 2026, the Company repaid an additional $2.0 million. As of  March 31, 2026, the outstanding margin loan balance was $20.0 million.

The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of  March 31, 2026 was 4.25%.

Real Estate Loan

In November 2015, the Company purchased a building in Logan, Utah. The Company obtained a loan, secured by the underlying real estate asset, which has a fixed rate of 3.3%, and matures in 2030. This real estate loan had a balance of approximately $0.9 million as of  March 31, 2026.

Note 9. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the treasury stock method by dividing net income (loss) by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities for the Company include only unvested restricted stock units, which have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive. Accordingly, basic and diluted net income (loss) per share are equal for these periods.

The Company’s basic and diluted net income (loss) per share was as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(34,640)	$44,670	$(42,617)	$55,565
Denominator:
Basic weighted-average common shares outstanding	1,377,722	1,377,426	1,377,722	1,377,268
Effect of dilutive securities	—	—	—	—
Diluted weighted-average common shares outstanding	1,377,722	1,377,426	1,377,722	1,377,268

Basic EPS	$(25.14)	$32.43	$(30.93)	$40.34
Diluted EPS	$(25.14)	$32.43	$(30.93)	$40.34

Note 10. Segments Information

The key factors used to identify the reportable segments are the organization of the Company’s businesses and alignment of its internal operations. Operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by the Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and assess performance.

The Company’s Chief Executive Officer, serving as the CODM, reviews consolidated financial data to allocate resources and assess performance. The CODM focuses on consolidated net income (loss) from the condensed consolidated statements of comprehensive income (loss), comparing results with prior periods, forecasts, and relevant expenditure categories for each segment.

The Company identifies its reportable segments based on the nature of the products and services provided and the manner in which the CODM manages the business and allocates resources between (i) the Traditional Business, which consists of newspaper publishing, advertising, circulation, and related information services, and (ii) Journal Technologies, which provides case management software and related services to courts and other justice agencies. Accordingly, Traditional Business revenues are comprised of advertising, circulation, and advertising service fees and other, while Journal Technologies revenues are comprised of licensing and maintenance fees, consulting fees, and other public service fees. All inter-segment transactions were eliminated. Corporate is presented below as a non-operating segment to reconcile segment results to the Company’s consolidated financial statement line-item totals. Additional details about each of the reportable segments and its income and expenses for the six months and the three months ended  March 31, 2026 and 2025, are set forth below (in thousands):

For the six months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues
Advertising	$6,642	$6,344	$—	$—	$—	$—	$6,642	$6,344
Circulation	2,187	2,127	—	—	—	—	2,187	2,127
Licensing and maintenance fees	—	—	17,038	15,026	—	—	17,038	15,026
Consulting fees	—	—	7,074	5,263	—	—	7,074	5,263
Other public service fees	—	—	9,314	7,120	—	—	9,314	7,120
Total operating revenues	8,829	8,471	33,426	27,409	—	—	42,255	35,880
Operating expenses
Personnel	5,082	4,389	21,673	19,807	(716)	—	26,039	24,196
Other segment items*	4,848	2,911	7,539	7,068	363	—	12,750	9,979
Total operating expenses	9,930	7,300	29,212	26,875	(353)	—	38,789	34,175
Income (loss) from operations	(1,101)	1,171	4,214	534	353	—	3,466	1,705
Dividends and interest income	—	—	—	—	2,605	2,362	2,605	2,362
Net unrealized gains (losses) on marketable securities	—	—	—	—	(62,887)	72,799	(62,887)	72,799
Interest expense	—	—	—	—	(463)	(745)	(463)	(745)
Other	—	—	—	—	178	44	178	44
Pretax income (loss)	(1,101)	1,171	4,214	534	(60,214)	74,460	(57,101)	76,165
Income tax benefit (expense)	(270)	(315)	(1,006)	(185)	15,760	(20,100)	14,484	(20,600)
Net income (loss)	$(1,371)	$856	$3,208	$349	$(44,454)	$54,360	$(42,617)	$55,565

For the three months ended March 31
	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues
Advertising	$3,377	$3,333	$—	$—	$—	$—	$3,377	$3,333
Circulation	1,102	1,047	—	—	—	—	1,102	1,047
Licensing and maintenance fees	—	—	8,531	7,501	—	—	8,531	7,501
Consulting fees	—	—	4,914	2,664	—	—	4,914	2,664
Other public service fees	—	—	4,793	3,631	—	—	4,793	3,631
Total operating revenues	4,479	4,380	18,238	13,796	—	—	22,717	18,176
Operating expenses
Personnel	2,400	2,080	11,384	10,241	(716)	—	13,068	12,321
Other segment items*	2,563	1,415	3,734	3,477	363	—	6,660	4,892
Total operating expenses	4,963	3,495	15,118	13,718	(353)	—	19,728	17,213
Income (loss) from operations	(484)	885	3,120	78	353	—	2,989	963
Dividends and interest income	—	—	—	—	1,303	1,178	1,303	1,178
Net unrealized gains (losses) on marketable securities	—	—	—	—	(51,208)	59,386	(51,208)	59,386
Interest expense	—	—	—	—	(208)	(351)	(208)	(351)
Other	—	—	—	—	120	94	120	94
Pretax income (loss)	(484)	885	3,120	78	(49,640)	60,307	(47,004)	61,270
Income tax benefit (expense)	(260)	(240)	(776)	(10)	13,400	(16,350)	12,364	(16,600)
Net income (loss)	$(744)	$645	$2,344	$68	$(36,240)	$43,957	$(34,640)	$44,670

*Other segment items within net income (loss) include rental income, net unrealized gains on non-qualified compensation plan, interest expense on note payable collateralized by real estate, agency commissions, outside services, postage and delivery expenses, newsprint and printing expenses, depreciation and amortization, equipment maintenance and software, credit card merchant discount fees, rent expenses, accounting and legal fees, and other general and administrative expense.

The measure of segment assets reviewed by the CODM is consolidated total assets, as reported on the condensed consolidated balance sheets and summarized below (in thousands):

	Traditional Business		Journal Technologies		Corporate		Total
	March 31, 2026	September 30, 2025	March 31, 2026	September 30, 2025	March 31, 2026	September 30, 2025	March 31, 2026	September 30, 2025
Total assets	$17,133	$22,701	$32,699	$32,422	$430,108	$492,995	$479,940	$548,118

The Company’s long-lived assets, which consist primarily of property and equipment, net, and operating lease right-of-use assets, are primarily located in the United States. As of  March 31, 2026 and  September 30, 2025, no individual country other than the U.S. accounted for 10% or more of these assets.

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

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies, which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional details about each of the reportable segments and the Company’s corporate income and expenses for the six months ended March 31, 2026 and 2025, are set forth below (in thousands):

Comparison of the six months ended March 31, 2026 to the six months ended March 31, 2025

For the six months ended March 31

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues
Advertising	$6,642	$6,344	$—	$—	$—	$—	$6,642	$6,344
Circulation	2,187	2,127	—	—	—	—	2,187	2,127
Licensing and maintenance fees	—	—	17,038	15,026	—	—	17,038	15,026
Consulting fees	—	—	7,074	5,263	—	—	7,074	5,263
Other public service fees	—	—	9,314	7,120	—	—	9,314	7,120
Total operating revenues	8,829	8,471	33,426	27,409	—	—	42,255	35,880
Operating expenses
Personnel	5,082	4,389	21,673	19,807	(716)	—	26,039	24,196
Other segment items*	4,848	2,911	7,539	7,068	363	—	12,750	9,979
Total operating expenses	9,930	7,300	29,212	26,875	(353)	—	38,789	34,175
Income (loss) from operations	(1,101)	1,171	4,214	534	353	—	3,466	1,705
Dividends and interest income	—	—	—	—	2,605	2,362	2,605	2,362
Net unrealized gains (losses) on marketable securities	—	—	—	—	(62,887)	72,799	(62,887)	72,799
Interest expense	—	—	—	—	(463)	(745)	(463)	(745)
Other	—	—	—	—	178	44	178	44
Pretax income (loss)	(1,101)	1,171	4,214	534	(60,214)	74,460	(57,101)	76,165
Income tax benefit (expense)	(270)	(315)	(1,006)	(185)	15,760	(20,100)	14,484	(20,600)
Net income (loss)	$(1,371)	$856	$3,208	$349	$(44,454)	$54,360	$(42,617)	$55,565

*Other segment items within net income (loss) include rental income, net unrealized gains on non-qualified compensation plan, interest expense on note payable collateralized by real estate, agency commissions, outside services, postage and delivery expenses, newsprint and printing expenses, depreciation and amortization, equipment maintenance and software, credit card merchant discount fees, rent expenses, accounting and legal fees, and other general and administrative expense.

Consolidated Financials Comparison

Consolidated revenues were $42.3 million and $35.9 million for the six months ended March 31, 2026 and 2025, respectively. This increase  of $6.4 million (17.8%) was primarily from increases in (i) Journal Technologies’ other public service fees of $2.2 million, license and maintenance fees of $2.0 million, and consulting fees of $1.8 million, and (ii) the Traditional Business’ advertising revenues of $0.3 million.

Approximately 79% and 76% of our revenues during the six months ended March 31, 2026 and 2025 were derived from Journal Technologies. In addition, our revenues during the six months ended March 31, 2026 were primarily from the United States, with approximately $3.3 million (7.9%) from foreign countries. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $4.6 million (13.5%) to $38.8 million from $34.2 million. Total salaries and employee benefits increased by $1.8 million (7.6%) to $26.0 million from $ 24.2 million primarily due to annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on our installation projects. Outside services increased by $0.7 million (19.4%) to $4.3 million from $3.6 million mainly because of additional contractor services and increased third-party hosting fees which were billed to clients. Other general and administrative expenses increased by $2.6 million (93.6%) to $5.4 million from $2.8 million, primarily driven by a $1.5 million increase in accounting and legal fees, including higher accounting costs associated with efforts to remediate previously identified material weaknesses in internal control over financial reporting and higher legal and service provider expenses related to proxy solicitation and stockholder outreach activities, as well as a $0.4 million increase in costs related to the adoption and implementation of software and related process changes supporting the Company’s modernization initiatives. The Company expects these costs to remain elevated in the near term as these initiatives continue

Other income (expense) for the six months ended March 31, 2026 decreased by $135.0 million, resulting in $60.6 million of other expense, compared with $74.5 million of other income for the six months ended March 31, 2025. This change was primarily driven by unrealized losses on marketable securities of $62.9 million, compared with unrealized gains of $72.8 million in the prior-year period.

During the six months ended March 31, 2026 and 2025, consolidated pretax loss was $57.1 million and pretax income was $76.2 million, respectively, and consolidated net loss was $42.6 million and net income was $55.6 million, respectively.

As of March 31, 2026, the aggregate fair market value of the Company’s marketable securities was $430.1 million. These securities had approximately $291.0 million of cumulative unrealized gains before estimated taxes of $75.7 million. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

During the six months ended March 31, 2026, the Company recorded an income tax benefit of $14.5 million on the pretax loss of $57.1 million. The income tax benefit and expense consisted primarily of tax benefit of $15.8 million related to unrealized losses on marketable securities, and tax expense of $1.4 million on income from US operations and dividend income. Consequently, the overall effective tax rate for the six months ended March 31, 2026 was 25.3% after including the taxes on the unrealized gains on marketable securities.

For the six months ended March 31, 2025, the Company recorded an income tax provision of $20.6 million on pretax income of $76.2 million. The income tax provision consisted of $19.2 million related to unrealized gains on marketable securities, $0.9 million related to income from U.S. operations and dividend income, and a tax provision of $0.6 million for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. These tax liabilities were partially offset by a tax benefit of $0.1 million for the dividends received deduction and other permanent book and tax differences. Consequently, the overall effective tax rate for the six months ended March 31, 2025 was 27%, after including the taxes on the unrealized gains on marketable securities.

The Company files consolidated federal income tax returns, with its domestic subsidiary, in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal year 2021 with regard to federal income taxes and fiscal year 2020 for state income taxes.  The Canadian subsidiary files a federal and provincial tax return in Canada.

Journal Technologies

For the six months ended March 31, 2026, Journal Technologies’ pretax income increased by $3.7 million to $4.2 million, compared to $0.5 million for the six months ended March 31, 2025. The increase was primarily attributable to higher revenues of $6.0 million, partially offset by increased operating expenses of $2.3 million.

Revenues increased by $6.0 million (22.0%) to $33.4 million from $27.4 million during the prior-year period. Licensing and maintenance fees increased by $2.0 million (13.4%) to $17.0 million, while other public service fees increased by $2.2 million (30.8%) to $9.3 million, primarily due to increased e-filing revenues. Consulting fees increased by $1.8 million (34.4%) to $7.1 million, primarily due to the timing of project go-lives and deferred revenue recognition.

Operating expenses increased by $2.3 million (8.7%) to $29.2 million, primarily due to higher accounting and consulting fees, increased personnel costs, higher contractor utilization, and increased hosting costs billed to customers.

Traditional Business

For the six months ended March 31, 2026, the Traditional Business reported a pretax loss of $1.1 million, compared to pretax income of $1.2 million for the six months ended March 31, 2025. This decrease was primarily attributable to increased accounting and consulting fees and other operating expenses.

Total revenues increased by $0.4 million (4.2%) to $8.8 million from $8.5 million in the prior-year period. Advertising revenues increased by $0.3 million (4.7%) to $6.6 million, while circulation revenues increased by $0.1 million (2.8% ).

The Daily Journals accounted for approximately 95% of the Traditional Business’ total circulation revenues, which remained consistent year-over-year.

The Traditional Business segment operating expenses increased by $2.6 million (36.0%) to $9.9 million from $7.3 million, primarily resulting from increased personnel costs, merchant discount fees, additional promotional expenses, and accounting advisory fees primarily associated with the remediation of material weaknesses in our internal controls and higher legal and service provider expenses associated with proxy solicitation and stockholder outreach activities.

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

For the three months ended March 31
	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues
Advertising	$3,377	$3,333	$—	$—	$—	$—	$3,377	$3,333
Circulation	1,102	1,047	—	—	—	—	1,102	1,047
Licensing and maintenance fees	—	—	8,531	7,501	—	—	8,531	7,501
Consulting fees	—	—	4,914	2,664	—	—	4,914	2,664
Other public service fees	—	—	4,793	3,631	—	—	4,793	3,631
Total operating revenues	4,479	4,380	18,238	13,796	—	—	22,717	18,176
Operating expenses
Personnel	2,400	2,080	11,384	10,241	(716)	—	13,068	12,321
Other segment items*	2,563	1,415	3,734	3,477	363	—	6,660	4,892
Total operating expenses	4,963	3,495	15,118	13,718	(353)	—	19,728	17,213
Income (loss) from operations	(484)	885	3,120	78	353	—	2,989	963
Dividends and interest income	—	—	—	—	1,303	1,178	1,303	1,178
Net unrealized gains (losses) on marketable securities	—	—	—	—	(51,208)	59,386	(51,208)	59,386
Interest expense	—	—	—	—	(208)	(351)	(208)	(351)
Other	—	—	—	—	120	94	120	94
Pretax income (loss)	(484)	885	3,120	78	(49,640)	60,307	(47,004)	61,270
Income tax benefit (expense)	(260)	(240)	(776)	(10)	13,400	(16,350)	12,364	(16,600)
Net income (loss)	$(744)	$645	$2,344	$68	$(36,240)	$43,957	$(34,640)	$44,670

*Other segment items within net income (loss) include rental income, net unrealized gains on non-qualified compensation plan, interest expense on note payable collateralized by real estate, agency commissions, outside services, postage and delivery expenses, newsprint and printing expenses, depreciation and amortization, equipment maintenance and software, credit card merchant discount fees, rent expenses, accounting and legal fees, and other general and administrative expense.

Consolidated Financials Comparison

Consolidated revenues were $22.7 million and $18.2 million for three months ended March 31, 2026 and 2025, respectively. This increase of $4.5 million (25.0%) was primarily from increases in (i) Journal Technologies’ consulting fees of $2.3 million, other public service fees of $1.2 million, and license and maintenance fees of $1.0 million.

Approximately 80% and 76% of our revenues during the three months ended March 31, 2026 and 2025 were derived from Journal Technologies. In addition, our revenues during the three months ended March 31, 2026 were primarily from the United States, with approximately $2.2 million (9.7%) from foreign countries.

Consolidated operating expenses increased by $2.5 million (14.6%) to $19.7 million from $17.2 million. Total salaries and employee benefits increased by $0.7 million (6.1%) to $13.1 million from $12.3 million primarily due to annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on our installation projects. Outside services decreased by $0.1 million (3.7%) to $1.7 million from $1.8 million. Other general and administrative expenses increased by $2.0 million (147.6%) to $3.4 million from $1.4 million, primarily due to higher accounting and consulting fees associated with remediation of material weaknesses in internal controls.

Other expenses for the three months ended March 31, 2026 was $50.0 million of other expense, compared with $60.3 million of other income for the three months ended March 31, 2025. This change was primarily driven by unrealized losses on marketable securities of $51.2 million, compared with unrealized gains of $59.4 million in the prior-year quarter.

During the three months ended March 31, 2026 and 2025, consolidated pretax loss was $47.0 million and pretax income was $61.3 million, respectively, and consolidated net loss was $34.6 million and net income was $44.7 million, respectively.

Journal Technologies

For the three months ended March 31, 2026, Journal Technologies’ pretax income was $3.1 million compared to $0.1 million for the three months ended March 31, 2025. The increase was primarily attributable to higher revenues of $4.4 million, partially offset by increased operating expenses of $1.4 million.

Revenues increased by $4.4 million (32.2%) to $18.2 million from $13.8 million during the prior-year quarter. Licensing and maintenance fees increased by $1.0 million (13.7%) to $8.5 million, while other public service fees increased by $1.2 million (32.0%) to $4.8 million, primarily due to increased e-filing revenues. Consulting fees increased by $2.3 million (84.5%) to $4.9 million, primarily due to the timing of project go-lives and deferred revenue recognition.

Operating expenses increased by $1.4 million (10.2%) to $15.1 million, primarily due to increased personnel costs, higher contractor utilization, and increased hosting costs billed to customers.

Traditional Business

For the three months ended March 31, 2026, the Traditional Business reported a pretax loss of $0.5 million, compared to pretax income of $0.9 million for the three months ended March 31, 2025. This decrease was primarily attributable to other operating expenses.

Total revenues increased by $0.1 million (2.3%) to $4.5 million from $4.4 million in the prior-year quarter. Advertising and circulation revenues increased by $0.1 million (5.3% ).

The Traditional Business segment operating expenses increased by $1.5 million (42.0%) to $5.0 million from $3.5 million, primarily resulting from increased merchant discount fees, additional promotional expenses, and accounting advisory fees primarily associated with the remediation of material weaknesses in our internal controls, as well as higher legal and service provider expenses associated with proxy solicitation and stockholder outreach activities.

Liquidity and Capital Resources

During the six months ended March 31, 2026, our cash and cash equivalents, restricted cash, and marketable securities decreased by $62.8 million, reflecting net pretax unrealized losses on marketable securities of $62.9 million. The investments in marketable securities, which had an adjusted cost basis of approximately $139.1 million and a market value of approximately $430.1 million as of March 31, 2026, generated approximately $2.6 million in dividends and interest income during the six months ended March 31, 2026. These securities had approximately $291.0 million of cumulative unrealized gains before estimated taxes of $75.7 million which will become due only when we sell securities in which there is realized appreciation.

No marketable securities were sold during the six months ended March 31, 2026. The margin loan principal balance was paid down by $2.0 million using excess cash from operations. The loan balance was $20.0 million and $22.0 million as of March 31, 2026 and September 30, 2025, respectively.

As of March 31, 2026, we had working capital of $441.7 million, including the liabilities for deferred revenue of $16.4 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	March 31, 2026	March 31, 2025	Change
Net cash (used in) provided by:
Operating activities	$2,157	$1,636	$521
Investing activities	(14)	—	(14)
Financing activities	(2,084)	(2,582)	498
Effect of exchange rate changes on cash and cash equivalents	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	$50	$(946)	$996

Operating Activities

For the six months ended March 31, 2026, net cash provided by operating activities was $2.2 million. Cash provided by operating activities consisted of a net loss of $42.6 million, adjusted for non-cash items of $48.3 million, and cash used for working capital of $3.5 million. Adjustments for non-cash items consisted primarily of $62.9 million of net unrealized losses on marketable securities, and $14.8 million of deferred income tax benefit. The use of cash from changes in operating assets and liabilities was primarily attributable to a $7.7 million decrease in accrued liabilities, including non-qualified deferred compensation, $0.6 million decrease in income taxes payable, $1.9 million decrease in deferred revenue, and $1.3 million increase in prepaid expenses and other assets, partially offset by a $7.4 million decrease in accounts receivable, reflecting improved collections, and a $0.7 million increase in accounts payable.

For the six months ended March 31, 2025, net cash provided by operating activities was $1.6 million. Cash provided by operating activities consisted of net income of $55.6 million, adjusted for non-cash items of $52.3 million, and cash used for working capital of $1.6 million. Adjustments for non-cash items consisted primarily of $72.8 million of net unrealized gains on marketable securities, partially offset by $20.3 million of deferred income tax expense, as well as $0.1 million of depreciation and amortization and $0.1 million of stock-based compensation. The use of cash from changes in operating assets and liabilities was primarily attributable to a $6.5 million decrease in deferred revenue and a $2.5 million decrease in accrued liabilities, including non-qualified deferred compensation, partially offset by a $7.4 million decrease in accounts receivable, reflecting improved collections.

Investing Activities

For the six months ended March 31, 2026 and 2025 , net cash used in investing activities was negligible or nil.

Financing Activities

For the six months ended March 31, 2026, net cash used in financing activities totaled $2.1 million, consisting primarily of a $2.0 million repayment on the outstanding balance of the Company’s investment margin loan.

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

There were no material changes to our critical accounting policies in the three months ended March 31, 2026 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, management identified material weaknesses in internal control over financial reporting related to (i) segregation of duties and (ii) revenue recognition.

Based on this evaluation, and in light of these material weaknesses, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026. However, management has made substantial progress in remediation. While the Company believes that the material weaknesses have been addressed through the actions described below, it must see sustained operating effectiveness over a sufficient period before concluding and declaring that the weaknesses have been fully remediated.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, the Company continued to execute its remediation plan and made significant progress building on its prior actions. Specifically, the Company:

●

Completed the implementation of enhancements to its enterprise resource planning (ERP) system, strengthening system-enforced segregation of duties, user access governance, and workflow approval controls, and expanding their consistent application across financial reporting processes.

●

Completed the expansion and realignment of finance and accounting personnel and further reinforced supervisory review controls, resulting in clearer separation of preparer and reviewer responsibilities and reduced reliance on single individuals in key processes.

●

Continued implementation and refinement of enhanced revenue recognition controls, including standardized documentation and layered review procedures over deferred revenue, and began applying these controls consistently across reporting periods.

●

Advanced its engagement with a third-party consulting firm to support the enhancement and refinement of the Company’s control environment, including assistance with control design, implementation, and evaluation of readiness for operating effectiveness.

●	Further enhanced executive management and Audit Committee oversight through structured reporting, regular review sessions, and increased visibility into remediation progress and control performance.

As noted above, the Company has completed the design and implementation of its key remediation actions and has begun testing the operating effectiveness of these controls.

PART II—OTHER INFORMATION

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

DAILY JOURNAL CORPORATION

Date: May 14, 2026	/s/ Steven Myhill-Jones
Steven Myhill-Jones Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 14, 2026	/s/ Erik Nakamura
Erik Nakamura Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)