Form 10-Q
period 2026-06-30
DAILY JOURNAL CORP
filed 2026-08-12
CIK 783412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were outstanding 1,377,952 shares of Common Stock.

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

DAILY JOURNAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	June 30, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$31,133	$20,569
Restricted cash	2,329	2,269
Marketable securities at fair value	405,963	492,995
Accounts receivable, net	17,899	21,011
Prepaid expenses and other current assets	3,155	959
Assets held for sale	3,461	—
Total current assets	463,940	537,803
Property and equipment, net	5,672	8,930
Non-qualified deferred compensation plan – trust account asset value	2,220	1,385
Total assets	$471,832	$548,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,078	$7,071
Accrued liabilities	9,169	12,518
Note payable collateralized by real estate	171	169
Income taxes payable	2,506	879
Deferred revenue	17,900	18,169
Total current liabilities	39,824	38,806
Investment margin account borrowings	20,000	22,000
Long-term note payable collateralized by real estate	659	787
Long-term deferred revenue	1,721	994
Long-term accrued liabilities	4,698	5,547
Accrued non-qualified deferred compensation	2,126	1,590
Deferred income taxes	65,151	87,333
Total liabilities	134,179	157,057
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock, $0.01 par value; 5,000,000 shares authorized; 1,805,179 and 1,805,053 shares issued, and 427,427 and 427,627 treasury shares, and 1,377,752 and 1,377,426 shares outstanding as of June 30, 2026 and September 30, 2025, respectively.	14	14
Additional paid-in capital	2,221	2,097
Accumulated other comprehensive loss	(26)	—
Retained earnings	335,444	388,950
Total stockholders’ equity	337,653	391,061
Total liabilities and stockholders’ equity	$471,832	$548,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAILY JOURNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues
Advertising	$3,753	$3,812	$10,395	$10,156
Circulation	1,087	1,069	3,274	3,196
Licensing and maintenance fees	9,239	7,964	26,277	22,990
Consulting fees	7,164	6,529	14,238	11,792
Other public service fees	5,733	4,032	15,047	11,152
Total revenues	26,976	23,406	69,231	59,286
Operating expenses:
Salaries and employee benefits	15,371	15,376	41,410	39,572
Agency commissions	378	385	1,041	1,069
Outside services	1,458	1,710	5,769	5,322
Postage and delivery expenses	272	192	796	576
Newsprint and printing expenses	158	149	472	504
Equipment maintenance and software	26	290	302	1,333
Credit card merchant discount fees	733	599	1,959	1,692
Other general and administrative expenses	3,313	1,481	8,749	4,289
Total operating expenses	21,709	20,182	60,498	54,357
Income from operations	5,267	3,224	8,733	4,929
Other income (expense)
Dividends and interest income	2,931	3,796	5,536	6,158
Net unrealized gains (losses) on marketable securities	(24,145)	11,521	(87,032)	84,320
Net unrealized gains (losses) on non-qualified compensation plan	163	20	246	(33)
Interest expense	(229)	(332)	(692)	(1,077)
Other income	24	2	119	99
Income (loss) before taxes	(15,989)	18,231	(73,090)	94,396
Income tax benefit (expense)	5,100	(3,810)	19,584	(24,410)
Net income (loss)	(10,889)	14,421	(53,506)	69,986
Other comprehensive loss:
Foreign currency translation adjustments	(17)	—	(26)	—
Net income (loss) and comprehensive income (loss)	$(10,906)	$14,421	$(53,532)	$69,986

Earnings (losses) per share:
Basic	$(7.90)	$10.47	$(38.84)	$50.81
Diluted	$(7.90)	$10.47	$(38.84)	$50.81

Shares used in computing earnings (losses) per share:
Basic	1,377,732	1,377,426	1,377,725	1,377,321
Diluted	1,377,732	1,377,426	1,377,725	1,377,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAILY JOURNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

					Additional	Accumulated Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Share	Amount	Share	Amount	Capital	Loss	Earnings	Equity
Balance as of September 30, 2024	1,805,053	$18	(427,627)	$(4)	$1,957	$—	$276,813	$278,784
Stock-based compensation	—	—	—	—	24	—	—	24
Net income	—	—	—	—	—	—	10,895	10,895
Balance as of December 31, 2024	1,805,053	18	(427,627)	(4)	1,981	—	287,708	289,703
Stock-based compensation	—	—	—	—	65	—	—	65
Net income	—	—	—	—	—	—	44,670	44,670
Balance as of March 31, 2025	1,805,053	18	(427,627)	(4)	2,046	—	332,378	$334,438
Stock-based compensation	—	—	—	—	23	—	—	23
Net income	—	—	—	—	—	—	14,421	14,421
Balance as of June 30, 2025	1,805,053	$18	(427,627)	$(4)	$2,069	$—	$346,799	348,882

Balance as of September 30, 2025	1,805,053	$18	(427,627)	$(4)	$2,097	$—	$388,950	$391,061
Issuance of common stock upon vesting of restricted stock units	96	—	200	—	—	—	—	—
Stock-based compensation	—	—	—	—	36	—	—	36
Net loss	—	—	—	—	—	—	(7,977)	(7,977)
Balance as of December 31, 2025	1,805,149	18	(427,427)	(4)	2,133	—	380,973	$383,120
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	45	—	—	45
Foreign currency translation adjustment	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(34,640)	(34,640)
Balance as of March 31, 2026	1,805,149	18	(427,427)	(4)	2,178	(9)	346,333	$348,516
Issuance of common stock upon vesting of restricted stock units	30	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	43	—	—	43
Foreign currency translation adjustment	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	(10,889)	(10,889)
Balance as of June 30, 2026	1,805,179	$18	(427,427)	$(4)	$2,221	$(26)	$335,444	337,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAILY JOURNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(53,506)	$69,986
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock-based compensation	124	112
Depreciation and amortization	133	196
Net unrealized (gains) losses on marketable securities	87,032	(84,320)
Deferred income taxes	(22,182)	22,786
Changes in operating assets and liabilities:
Accounts receivable, net	3,112	(347)
Income tax receivable	—	33
Prepaid expenses and other assets	(2,381)	(333)
Accounts payable	3,007	2,255
Accrued liabilities, including non-qualified deferred compensation	(4,497)	870
Income taxes payable	1,627	1,615
Deferred revenue	458	(4,043)
Net cash provided by operating activities	12,927	8,810

Cash flows from investing activities
Purchases of property, plant and equipment, net	(151)	—
Net cash used in investing activities	(151)	—

Cash flows from financing activities
Repayment of margin loan borrowing	(2,000)	(2,500)
Payment of real estate loan principal	(126)	(123)
Net cash used in financing activities	(2,126)	(2,623)
Effect of exchange rate changes on cash and cash equivalents	(26)	—
Net increase in cash and cash equivalents and restricted cash	10,624	6,187

Cash and cash equivalents and restricted cash at beginning of period
Cash and cash equivalents	20,569	12,986
Restricted cash	2,269	2,191
Cash and cash equivalents and restricted cash at end of period	$33,462	$21,364

Interest paid during the period	$692	$1,079
Income taxes paid (refunded) during the period	$—	$(20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAILY JOURNAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Note 1. The Corporation and Operations

Daily Journal Corporation publishes newspapers and websites covering California and Arizona and produces several specialized information services and also serves as a newspaper representative specializing in public notice advertising (collectively comprising the “Traditional Business”). Daily Journal Corporation, along with its wholly owned subsidiaries, are referred to as the “Company” or “Daily Journal”.

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

Essentially all of the Company’s U.S. operations are based in California and Utah. The Company also has a presence in Australia where Journal Technologies maintains three software installation projects and in British Columbia, Canada, where the Company, through Journal Technologies, operates a wholly owned subsidiary, Journal Technologies (Canada), Inc.

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

The unaudited condensed consolidated financial statements include the accounts of Daily Journal Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position as of  June 30, 2026, the results of operations for the three and nine months ended  June 30, 2026, and stockholders’ equity and cash flows for the nine months ended  June 30, 2026. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year ending  September 30, 2026 or for any other interim period.

The accompanying condensed consolidated balance sheets present the Company's financial position as of  June 30, 2026 (unaudited) and  September 30, 2025. The latter was derived from the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in that Annual Report.

Reclassifications:

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation of the accompanying unaudited condensed consolidated financial statements. These reclassifications had no effect on previously reported total assets, total liabilities, stockholders' equity, total revenues, net income (loss) or cash flows.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company’s cash, cash equivalents and restricted cash are held at financial institutions where account balances typically exceed federally insured limits. The Company limits its exposure by primarily placing its cash in interest-bearing deposit accounts with high credit quality financial institutions and by purchasing marketable securities. Management believes the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company has no financial instruments with off-balance sheet risk of loss.

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

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. Restricted cash of $2.3 million, as of both  June 30, 2026 and  September 30, 2025, represents cash held to secure two letters of credit issued by a bank for a software installation contract in Australia.

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

The change in accounts receivable, net, is as follows (in thousands):

Accounts
receivable, net
Balance as of September 30, 2024	19,219
Increase (decrease), net	347
Balance as of June 30, 2025	$19,566

Balance as of September 30, 2025	21,011
Increase (decrease), net	(3,112)
Balance as of June 30, 2026	$17,899

The Company maintains the reserve account for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate or its judgments about their abilities to pay were incorrect, additional allowances might be required and its results of operations could be materially affected.

The change in allowance for expected credit losses is as follows:

Allowance for Credit Losses (in thousands)

		Additions	Accounts
	Balance at	charged to	charged off	Balance
	Beginning	Costs and	less	as of
Description	of Year	Expenses	Recoveries	June 30
Fiscal 2026 year-to-date through June 30
Allowance for credit losses	$250	$3	$(3)	$250
Fiscal 2025 year-to-date through June 30
Allowance for credit losses	$250	$9	$(9)	$250

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

If there is no program design completed, technological feasibility is reached upon the completion of a working model.  Capitalization of software development costs ceases, and amortization of capitalized software development costs (if any) commences when the products are available for general release. Under the Company’s software development life cycle policy and agile development methodology, technological feasibility is typically established when a working model has been completed and approved through internal quality assurance, which typically occurs late in the development cycle and near the time the software is ready for customer testing and release. As a result, the period between technological feasibility and general release is typically insignificant, and no software development costs have been capitalized to date. Research and development expenses related to software development are approximately $0.4 million and $0.6 million for the three months ended  June 30, 2026 and 2025, respectively. Research and development expenses are approximately $0.8 million and $1.8 million for the nine months ended June 30, 2026 and 2025, respectively. All such expenses are included under salaries and employee benefits in the condensed consolidated statements of comprehensive income (loss).

Assets and Liabilities Held for Sale

The Company classifies long‑lived assets (or disposal groups) as held for sale in the period in which all required criteria are met. Upon designation as held for sale, the assets of the disposal group are presented separately in the condensed consolidated balance sheets as assets held for sale.

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. During the second quarter of fiscal 2026, the Company entered into agreements to sell a building and its related land in Los Angeles, California (collectively, the "Building"), which is held within the Traditional Business segment. Upon meeting the held for sale criteria, the Company ceased depreciation on the Building and determined that no adjustment to its $3.5 million carrying value was required. While the cited agreement did not reach closing, a subsequent agreement was entered into during the third quarter of fiscal 2026. As of the filing date of this Quarterly Report on Form 10-Q, due diligence and related efforts are ongoing, and the Building continues to meet the held for sale criteria.

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

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606). See Note 3 for further discussion and related disclosures regarding revenue recognition.

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

The Company issues invoices that have payment terms which require payment within 30 days. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the required performance services have been completed. Proceeds from subscription-type revenues, including circulation revenue, license, maintenance and support services, and hosting services, are deferred at the time of sale and are recognized on a pro-rata basis over the terms of the subscriptions or service period, and unearned proceeds are recognized within deferred subscriptions and deferred maintenance agreements and others in the condensed consolidated balance sheets. Proceeds from consulting fees are recognized at point of delivery upon service completion, and unearned consulting fee proceeds are recorded under deferred revenue on the condensed consolidated balance sheets. Other public service fees are earned and recognized as revenues when the Company processes credit card payments on behalf of the courts via its websites through which the public can e-file cases and pay traffic citations and other fees.

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

Since the Company recognizes revenues when it can invoice the customer pursuant to the contract for the value of completed performance, as a practical expedient and because reliable estimates cannot be made, it has elected not to include the transaction price allocated to unsatisfied performance obligations. These unallocated prices primarily relate to the eFile-it™ and ePay-it™ transactions.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, or the Company’s fiscal year 2026 Annual Report on Form 10-K, and subsequent interim periods. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is finalizing its review of the guidance and evaluating its impact on its consolidated financial statements.

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

New Accounting Pronouncements Adopted

There were no new accounting standards adopted during the nine months ended June 30, 2026.

Note 3. Revenue

The Company’s revenues were primarily generated in the United States. Revenues from foreign countries and U.S. territories were attributable to the Journal Technologies segment.

The following table presents revenues by country and territory (in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2026		2025		2026		2025
		% of		% of		% of		% of
Country/Territory	Revenue	total Revenue	Revenue	total Revenue	Revenue	total Revenue	Revenue	total Revenue
Australia	$2,590	9.6%	$3,814	16.3%	$3,962	5.7%	$5,215	8.8%
Canada	188	0.7	86	0.4	1,744	2.5	464	0.8
Commonwealth of the Northern Mariana Islands	37	0.1	282	1.2	108	0.2	417	0.7
Guam	172	0.6	169	0.7	509	0.7	509	0.9
Total	$2,987	11.0%	$4,351	18.6%	$6,323	9.1%	$6,605	11.2%

The components of total deferred revenues, including the long-term portion, are as follows (in thousands):

	June 30, 2026	September 30, 2025
Deferred subscriptions	$2,642	$2,474
Deferred consulting fees	2,569	1,747
Deferred maintenance agreements and others	14,410	14,942
Total deferred revenues	$19,621	$19,163

The change in total deferred revenues, including the long-term portion, is as follows (in thousands):

	Deferred Revenue	Deferred Revenue
	(Current)	(Long-term)
Balance as of September 30, 2024	$23,713	$883
Increase (decrease), net	(3,549)	(494)
Balance as of June 30, 2025	$20,164	$389

Balance as of September 30, 2025	$18,169	$994
Increase (decrease), net	(269)	727
Balance as of June 30, 2026	$17,900	$1,721

The increase in deferred revenue during the nine months ended June 30, 2026 was primarily driven by amounts billed in advance for new and renewal contracts, partially offset by the recognition of revenue associated with performance obligations satisfied during the period.

 During the nine months ended June 30, 2026 and 2025, $16.3 million and $20.1 million in revenue, respectively, were recognized from deferred revenue at the start of each period.

Note 4. Fair Value of Financial Instruments

The Company’s financial instruments include marketable securities that are measured at fair value on a recurring basis.

As of  June 30, 2026, the Company’s holdings of marketable securities were concentrated in just six companies.

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

The carrying amounts of cash, restricted cash, accounts receivable, accrued liabilities and accounts payable approximate fair value because of the short maturity and high liquidity of these instruments. Marketable securities and cash equivalents, which consist of money market funds, are measured and recorded at fair value on the Company’s condensed consolidated balance sheets using Level 1 inputs. The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments. There were no transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the periods ended  June 30, 2026 and  September 30, 2025.

The following table summarizes the fair value hierarchy of financial assets measured at fair value as of  June 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$5,552	$—	$—	$5,552
Marketable securities	405,963	—	—	405,963
Total assets at fair value	$411,515	$—	$—	$411,515

The following table summarizes the fair value hierarchy of the Company’s financial assets measured at fair value as of  September 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$3,335	$—	$—	$3,335
Marketable securities	492,995	—	—	492,995
Total assets at fair value	$496,330	$—	$—	$496,330

Marketable Securities

As of  June 30, 2026 and  September 30, 2025, there were accumulated pretax unrealized gains of marketable securities of $266.9 million and $353.9 million, respectively, recorded in the accompanying condensed consolidated balance sheets.

During the nine months ended June 30, 2026 and 2025, the Company recorded and included in net income (loss), net unrealized losses on marketable securities of $87.0 million and net unrealized gains on marketable securities of $84.3 million, respectively. There were no purchases or sales of marketable securities during the periods ended  June 30, 2026 and 2025.

Investments in marketable securities as of  June 30, 2026 and  September 30, 2025 are summarized below (in thousands).

	June 30, 2026			September 30, 2025
		Amortized/	Pretax		Amortized/	Pretax
	Aggregate	Adjusted	unrealized	Aggregate	Adjusted	unrealized
	fair value	cost basis	gains	fair value	cost basis	gains
Marketable securities:
Common stocks	$405,963	$139,094	$266,869	$492,995	$139,094	$353,901

Note 5. Income Taxes

For the nine months ended June 30, 2026, the Company recorded an income tax benefit of $19.6 million on the pretax loss of $73.1 million. The income tax benefit (expense) consisted primarily of tax benefit of $22.4 million related to unrealized losses on marketable securities, and tax expense of $3.2 million on income from U.S. operations and dividend income. Consequently, the overall effective tax rate for the nine months ended June 30, 2026 was 26.8%, after including the taxes on the unrealized losses on marketable securities.

For the nine months ended June 30, 2025, the Company recorded an income tax provision of $24.4 million on pretax income of $94.4 million. The income tax provision consisted of tax provisions of $22.0 million on the unrealized gains on marketable securities, and $2.5 million on income from U.S. operations and dividend income, and a tax provision of $0.2 million for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. These tax liabilities were partially offset by a tax benefit of $0.3 million for the dividends received deduction and other permanent book and tax differences. Consequently, the overall effective tax rate for the nine months ended June 30, 2025 was 25.9%, after including the taxes on the unrealized gains on marketable securities.

The Company files consolidated federal income tax returns, with its domestic subsidiary, in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal year 2022 with regard to federal income taxes and fiscal year 2021 for state income taxes. The Canadian subsidiary files a federal and provincial tax return in Canada.

Note 6. Stock-Based Compensation

The Company has implemented two equity incentive plans, one for key employees and one for non-employee directors, each providing for the grant of incentive stock options, non-qualified stock options, restricted stock units (RSUs), and other equity-based awards.  As of  June 30, 2026, and 2025, there were 2,920 shares available for future grants under the key employee’s equity incentive plan, which authorizes the issuance of up to 3,720 shares. Under the non-employee director plan, which authorizes the issuance of 2,000 shares, there were 1,655 shares available for grants as of  June 30, 2026. The Company has generally issued restricted stock units that vest ratably over two years of continuous service from the grant date and, upon vesting, are issued from the Company’s treasury shares. The Company accounts for share-based compensation utilizing the fair value recognition requirement pursuant to ASC 718, Compensation—Stock Compensation.

For its restricted stock units, the Company uses the closing market price on the date of grant as the fair market value of the stock. The Company has not historically paid any cash dividends on its common stock and as a result does not reduce the grant-date fair value per share by the present value of dividends expected to be paid during the requisite service period for restricted stock units. Share based compensation awards are expensed on a straight-line basis over the requisite service periods, which are generally the vesting periods.

The Company will recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited. That is, the Company recognizes the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for an award is reversed in the period the award is forfeited.

The following table summarizes stock unit activity during the periods presented:

		Weighted Average
		Grant Date
	Number of	Fair Value
	RSUs outstanding	per Share
Unvested as of October 1, 2024	463	$453.93
Granted	132	565.01
Vested	(30)	389.16
Unvested as of June 30, 2025	565	$482.97

Unvested as of October 1, 2025	365	$494.43
Granted	150	507.65
Vested	(96)	510.06
Unvested as of June 30, 2026	419	$494.83

As of  June 30, 2026 and 2025, the total fair value of shares vested during the respective quarters was immaterial.

Note 7. Accrued Liabilities

Current accrued liabilities consist of (in thousands):

	June 30, 2026	September 30, 2025
Accrued payroll, vacation, and benefits	$4,952	$4,623
Accrued supplemental compensation	2,954	6,668
Accrued other	1,263	1,227
Total current accrued liabilities	$9,169	$12,518

Long term accrued liabilities consist primarily of the Management Incentive Plan, which was $4.7 million and $5.5 million as of  June 30, 2026, and  September 30, 2025, respectively.

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

During the fiscal year 2025, the Company used excess cash from operations to repay $5.5 million of the margin loan. During the nine months ended June 30, 2026, the Company repaid an additional $2.0 million. As of  June 30, 2026, the outstanding margin loan balance was $20.0 million.

The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 50 basis points with interest only payable monthly. The interest rate as of  June 30, 2026 was 4.25%.

Real Estate Loan

In November 2015, the Company purchased a building in Logan, Utah. The Company obtained a loan, secured by the underlying real estate asset, which has a fixed rate of 3.3%, and matures in 2030. This real estate loan had a balance of approximately $0.8 million as of  June 30, 2026.

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

The Company’s basic and diluted net income (loss) per share was as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(10,889)	$14,421	$(53,506)	$69,986
Denominator:
Basic weighted-average common shares outstanding	1,377,732	1,377,426	1,377,725	1,377,321
Effect of dilutive securities	—	—	—	—
Diluted weighted-average common shares outstanding	1,377,732	1,377,426	1,377,725	1,377,321

Basic EPS	$(7.90)	$10.47	$(38.84)	$50.81
Diluted EPS	$(7.90)	$10.47	$(38.84)	$50.81

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

The Company identifies its reportable segments based on the nature of the products and services provided and the manner in which the CODM manages the business and allocates resources between (i) the Traditional Business, which consists of newspaper publishing, advertising, circulation, and related information services, and (ii) Journal Technologies, which provides case management software and related services to courts and other justice agencies. Accordingly, Traditional Business revenues comprise advertising, circulation, and advertising service fees and other, while Journal Technologies revenues comprise licensing and maintenance fees, consulting fees, and other public service fees. All inter-segment transactions were eliminated. Corporate is presented below as a non-operating segment to reconcile segment results to the Company’s consolidated financial statement line-item totals. Additional details about each of the reportable segments and its income and expenses for the nine months and the three months ended  June 30, 2026 and 2025, are set forth below (in thousands):

For the nine months ended June 30,

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues
Advertising	$10,395	$10,156	$—	$—	$—	$—	$10,395	$10,156
Circulation	3,274	3,196	—	—	—	—	3,274	3,196
Licensing and maintenance fees	—	—	26,277	22,990	—	—	26,277	22,990
Consulting fees	—	—	14,238	11,792	—	—	14,238	11,792
Other public service fees	—	—	15,047	11,152	—	—	15,047	11,152
Total operating revenues	13,669	13,352	55,562	45,934	—	—	69,231	59,286
Operating expenses
Personnel	7,233	8,260	34,717	31,312	(540)	—	41,410	39,572
Other segment items*	7,028	4,855	11,093	9,930	967	—	19,088	14,785
Total operating expenses	14,261	13,115	45,810	41,242	427	—	60,498	54,357
Income (loss) from operations	(592)	237	9,752	4,692	(427)	—	8,733	4,929
Dividends and interest income	—	—	—	—	5,536	6,158	5,536	6,158
Net unrealized gains (losses) on marketable securities	—	—	—	—	(87,032)	84,320	(87,032)	84,320
Interest expense	—	—	—	—	(692)	(1,077)	(692)	(1,077)
Other	—	—	—	—	365	66	365	66
Pretax income (loss)	(592)	237	9,752	4,692	(82,250)	89,467	(73,090)	94,396
Income tax benefit (expense)	(40)	(60)	(2,286)	(1,255)	21,910	(23,095)	19,584	(24,410)
Net income (loss)	$(632)	$177	$7,466	$3,437	$(60,340)	$66,372	$(53,506)	$69,986

For the three months ended June 30,
	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues
Advertising	$3,753	$3,812	$—	$—	$—	$—	$3,753	$3,812
Circulation	1,087	1,069	—	—	—	—	1,087	1,069
Licensing and maintenance fees	—	—	9,239	7,964	—	—	9,239	7,964
Consulting fees	—	—	7,164	6,529	—	—	7,164	6,529
Other public service fees	—	—	5,733	4,032	—	—	5,733	4,032
Total operating revenues	4,840	4,881	22,136	18,525	—	—	26,976	23,406
Operating expenses
Personnel	2,151	3,871	13,044	11,505	176	—	15,371	15,376
Other segment items*	2,180	1,944	3,554	2,862	604	—	6,338	4,806
Total operating expenses	4,331	5,815	16,598	14,367	780	—	21,709	20,182
Income (loss) from operations	509	(934)	5,538	4,158	(780)	—	5,267	3,224
Dividends and interest income	—	—	—	—	2,931	3,796	2,931	3,796
Net unrealized gains (losses) on marketable securities	—	—	—	—	(24,145)	11,521	(24,145)	11,521
Interest expense	—	—	—	—	(229)	(332)	(229)	(332)
Other	—	—	—	—	187	22	187	22
Pretax income (loss)	509	(934)	5,538	4,158	(22,036)	15,007	(15,989)	18,231
Income tax benefit (expense)	230	255	(1,280)	(1,070)	6,150	(2,995)	5,100	(3,810)
Net income (loss)	$739	$(679)	$4,258	$3,088	$(15,886)	$12,012	$(10,889)	$14,421

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

The measure of segment assets reviewed by the CODM is consolidated total assets, as reported on the condensed consolidated balance sheets and summarized below (in thousands):

	Traditional Business		Journal Technologies		Corporate		Total
	June 30, 2026	September 30, 2025	June 30, 2026	September 30, 2025	June 30, 2026	September 30, 2025	June 30, 2026	September 30, 2025
Total assets	$19,668	$22,701	$46,201	$32,422	$405,963	$492,995	$471,832	$548,118

The Company’s long-lived assets, which consist primarily of property and equipment, net, and operating lease right-of-use assets, are primarily located in the United States. As of  June 30, 2026 and  September 30, 2025, no individual country other than the U.S. accounted for 10% or more of these assets.

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

Reportable Segments

The Company’s Traditional Business is one reportable segment and the other is Journal Technologies, which includes Journal Technologies, Inc. and Journal Technologies (Canada) Inc. All inter-segment transactions were eliminated. Additional details about each of the reportable segments and the Company’s corporate income and expenses for the nine months ended June 30, 2026 and 2025, are set forth below (in thousands):

Comparison of the nine months ended June 30, 2026 to the nine months ended June 30, 2025

For the nine months ended June 30,

	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues
Advertising	$10,395	$10,156	$—	$—	$—	$—	$10,395	$10,156
Circulation	3,274	3,196	—	—	—	—	3,274	3,196
Licensing and maintenance fees	—	—	26,277	22,990	—	—	26,277	22,990
Consulting fees	—	—	14,238	11,792	—	—	14,238	11,792
Other public service fees	—	—	15,047	11,152	—	—	15,047	11,152
Total operating revenues	13,669	13,352	55,562	45,934	—	—	69,231	59,286
Operating expenses
Personnel	7,233	8,260	34,717	31,312	(540)	—	41,410	39,572
Other segment items*	7,028	4,855	11,093	9,930	967	—	19,088	14,785
Total operating expenses	14,261	13,115	45,810	41,242	427	—	60,498	54,357
Income (loss) from operations	(592)	237	9,752	4,692	(427)	—	8,733	4,929
Dividends and interest income	—	—	—	—	5,536	6,158	5,536	6,158
Net unrealized gains (losses) on marketable securities	—	—	—	—	(87,032)	84,320	(87,032)	84,320
Interest expense	—	—	—	—	(692)	(1,077)	(692)	(1,077)
Other	—	—	—	—	365	66	365	66
Pretax income (loss)	(592)	237	9,752	4,692	(82,250)	89,467	(73,090)	94,396
Income tax benefit (expense)	(40)	(60)	(2,286)	(1,255)	21,910	(23,095)	19,584	(24,410)
Net income (loss)	$(632)	$177	$7,466	$3,437	$(60,340)	$66,372	$(53,506)	$69,986

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

Consolidated Financials Comparison

Consolidated revenues were $69.2 million and $59.3 million for the nine months ended June 30, 2026 and 2025, respectively. This increase of $9.9 million (16.8%) was primarily from increases in Journal Technologies’ other public service fees of $3.9 million, license and maintenance fees of $3.3 million, and consulting fees of $2.4 million, and the Traditional Business’ advertising revenues of $0.2 million.

Approximately 80% and 77% of our revenues during the nine months ended June 30, 2026 and 2025, respectively, were derived from Journal Technologies. In addition, our revenues during the nine months ended June 30, 2026 were primarily from the United States, with approximately $6.3 million (9.1%) from foreign countries and U.S. territories. Almost all of Journal Technologies’ revenues are from governmental agencies.

Consolidated operating expenses increased by $6.1 million (11.3%) to $60.5 million from $54.4 million. Total salaries and employee benefits increased by $1.8 million (4.6%) to $41.4 million from $39.6 million primarily due to annual salary adjustments and the hiring of additional staff members to strengthen operational efficiencies, conduct product development and address technical debt, and bolster teams working on our installation projects. Outside services increased by $0.4 million (8.4%) to $5.8 million from $5.3 million mainly because of additional contractor services and increased third-party hosting fees which were billed to clients. Other general and administrative expenses increased by $4.4 million (104.0%) to $8.7 million from $4.3 million, primarily driven by a $1.5 million increase in accounting and legal fees, including higher accounting costs associated with efforts to remediate previously identified material weaknesses in internal control over financial reporting and higher legal and service provider expenses related to proxy solicitation and stockholder outreach activities, as well as a $0.4 million increase in costs related to the adoption and implementation of software and related process changes supporting the Company’s modernization initiatives. The Company expects these costs to remain elevated in the near term as these initiatives continue.

Other income (expense) for the nine months ended June 30, 2026 decreased by $171.3 million, resulting in $81.8 million of other expense, compared with $89.5 million of other income for the nine months ended June 30, 2025. This change was primarily driven by unrealized losses on marketable securities of $87.0 million, compared with unrealized gains of $84.3 million in the prior-year period.

During the nine months ended June 30, 2026 and 2025, consolidated pretax loss was $73.1 million and pretax income was $94.4 million, respectively, and consolidated net loss was $53.5 million and net income was $70.0 million, respectively.

As of June 30, 2026, the aggregate fair market value of the Company’s marketable securities was $406.0 million. These securities had approximately $266.9 million of cumulative unrealized gains before estimated taxes of $68.7 million. Most of the unrealized gains were in the common stocks of three U.S. financial institutions and one foreign manufacturer.

Taxes

During the nine months ended June 30, 2026, the Company recorded an income tax benefit of $19.6 million on the pretax loss of $73.1 million. The income tax benefit and expense consisted primarily of tax benefit of $22.4 million related to unrealized losses on marketable securities, and tax expense of $3.2 million on income from U.S. operations and dividend income. Consequently, the overall effective tax rate for the nine months ended June 30, 2026 was 26.8% after including the taxes on the unrealized losses on marketable securities.

For the nine months ended June 30, 2025, the Company recorded an income tax provision of $24.4 million on pretax income of $94.4 million. The income tax provision consisted of $22.0 million related to unrealized gains on marketable securities, $2.5 million related to income from U.S. operations and dividend income, and a tax provision of $0.2 million for the effect of a change in state apportionment on the beginning of the year’s deferred tax liability. These tax liabilities were partially offset by a tax benefit of $0.3 million for the dividends received deduction and other permanent book and tax differences. Consequently, the overall effective tax rate for the nine months ended June 30, 2025 was 25.9%, after including the taxes on the unrealized gains on marketable securities.

The Company files consolidated federal income tax returns, with its domestic subsidiary, in the United States and with various state jurisdictions and is no longer subject to examinations for fiscal years before fiscal year 2022 with regard to federal income taxes and fiscal year 2021 for state income taxes.  The Canadian subsidiary files a federal and provincial tax return in Canada.

Journal Technologies

For the nine months ended June 30, 2026, Journal Technologies’ pretax income increased by $5.1 million to $9.8 million, compared to $4.7 million for the nine months ended June 30, 2025. The increase was primarily attributable to higher revenues of $9.6 million, partially offset by increased operating expenses of $4.6 million.

Revenues increased by $9.6 million (21.0%) to $55.6 million from $45.9 million during the prior-year period. Licensing and maintenance fees increased by $3.3 million (14.3%) to $26.3 million, while other public service fees increased by $3.9 million (34.9%) to $15.0 million, primarily due to increased e-filing revenues. Consulting fees increased by $2.4 million (20.7%) to $14.2 million, primarily due to the timing of project go-lives and deferred revenue recognition.

Operating expenses increased by $4.6 million (11.1%) to $45.8 million, primarily due to higher accounting and consulting fees, increased personnel costs, higher contractor utilization, and increased hosting costs billed to customers.

Traditional Business

For the nine months ended June 30, 2026, the Traditional Business reported a pretax loss of $0.6 million, compared to pretax income of $0.2 million for the nine months ended June 30, 2025. This decrease was primarily attributable to increased accounting and consulting fees and other operating expenses.

Total revenues increased by $0.3 million (2.4%) to $13.7 million from $13.4 million in the prior-year period. Advertising revenues increased by $0.2 million (2.4%) to $10.4 million, while circulation revenues increased by $0.1 million (2.4% ).

The Daily Journals accounted for approximately 95% of the Traditional Business’ total circulation revenues, which remained consistent year-over-year.

The Traditional Business segment operating expenses increased by $1.2 million (8.7%) to $14.3 million from $13.1 million, primarily resulting from increased merchant discount fees, additional promotional expenses, and accounting advisory fees primarily associated with the remediation of material weaknesses in our internal controls and higher legal and service provider expenses associated with proxy solicitation and stockholder outreach activities, partially offset by decreased personnel costs.

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

For the three months ended June 30,
	Reportable Segments
	Traditional Business		Journal Technologies		Corporate		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues
Advertising	$3,753	$3,812	$—	$—	$—	$—	$3,753	$3,812
Circulation	1,087	1,069	—	—	—	—	1,087	1,069
Licensing and maintenance fees	—	—	9,239	7,964	—	—	9,239	7,964
Consulting fees	—	—	7,164	6,529	—	—	7,164	6,529
Other public service fees	—	—	5,733	4,032	—	—	5,733	4,032
Total operating revenues	4,840	4,881	22,136	18,525	—	—	26,976	23,406
Operating expenses
Personnel	2,151	3,871	13,044	11,505	176	—	15,371	15,376
Other segment items*	2,180	1,944	3,554	2,862	604	—	6,338	4,806
Total operating expenses	4,331	5,815	16,598	14,367	780	—	21,709	20,182
Income (loss) from operations	509	(934)	5,538	4,158	(780)	—	5,267	3,224
Dividends and interest income	—	—	—	—	2,931	3,796	2,931	3,796
Net unrealized gains (losses) on marketable securities	—	—	—	—	(24,145)	11,521	(24,145)	11,521
Interest expense	—	—	—	—	(229)	(332)	(229)	(332)
Other	—	—	—	—	187	22	187	22
Pretax income (loss)	509	(934)	5,538	4,158	(22,036)	15,007	(15,989)	18,231
Income tax benefit (expense)	230	255	(1,280)	(1,070)	6,150	(2,995)	5,100	(3,810)
Net income (loss)	$739	$(679)	$4,258	$3,088	$(15,886)	$12,012	$(10,889)	$14,421

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

Consolidated Financials Comparison

Consolidated revenues were $27.0 million and $23.4 million for the three months ended June 30, 2026 and 2025, respectively. This increase of $3.6 million (15.3%) was primarily from increases in Journal Technologies’ consulting fees of $0.6 million, other public service fees of $1.7 million, and license and maintenance fees of $1.3 million.

Approximately 82% and 79% of our revenues during the three months ended June 30, 2026 and 2025 were derived from Journal Technologies. In addition, our revenues during the three months ended June 30, 2026 were primarily from the United States, with approximately $3.0 million (11.0%) from foreign countries and U.S. territories.

Consolidated operating expenses increased by $1.5 million (7.6%) to $21.7 million from $20.2 million. Total salaries and employee benefits remained essentially flat at $15.4 million, as increased Journal Technologies personnel costs were offset by decreased Traditional Business personnel costs. Outside services decreased by $0.3 million (14.7%) to $1.5 million from $1.7 million. Other general and administrative expenses increased by $1.8 million (123.7%) to $3.3 million from $1.5 million, primarily due to higher accounting and consulting fees associated with remediation of material weaknesses in internal controls.

Other income (expense) for the three months ended June 30, 2026 was $21.3 million of other expense, compared with $15.0 million of other income for the three months ended June 30, 2025. This change was primarily driven by unrealized losses on marketable securities of $24.1 million, compared with unrealized gains of $11.5 million in the prior-year quarter.

During the three months ended June 30, 2026 and 2025, consolidated pretax loss was $16.0 million and pretax income was $18.2 million, respectively, and consolidated net loss was $10.9 million and net income was $14.4 million, respectively.

Journal Technologies

For the three months ended June 30, 2026, Journal Technologies’ pretax income was $5.5 million compared to $4.2 million for the three months ended June 30, 2025. The increase was primarily attributable to higher revenues of $3.6 million, partially offset by increased operating expenses of $2.2 million.

Revenues increased by $3.6 million (19.5%) to $22.1 million from $18.5 million during the prior-year quarter. Licensing and maintenance fees increased by $1.3 million (16.0%) to $9.2 million, while other public service fees increased by $1.7 million (42.2%) to $5.7 million, primarily due to increased e-filing revenues. Consulting fees increased by $0.6 million (9.7%) to $7.2 million, primarily due to the timing of project go-lives and deferred revenue recognition.

Operating expenses increased by $2.2 million (15.5%) to $16.6 million, primarily due to increased personnel costs, higher contractor utilization, and increased hosting costs billed to customers.

Traditional Business

For the three months ended June 30, 2026, the Traditional Business reported a pretax income of $0.5 million, compared to pretax loss of $0.9 million for the three months ended June 30, 2025. This increase was primarily attributable to decreased operating expenses, driven by lower personnel costs.

Total revenues decreased by less than $0.1 million (0.8%) to $4.8 million from $4.9 million in the prior-year quarter. Advertising revenues decreased by $0.1 million (1.5%), while circulation revenues increased by less than $0.1 million (1.7%).

The Traditional Business segment operating expenses decreased by $1.5 million (25.5%) to $4.3 million from $5.8 million, primarily resulting from decreased personnel costs, partially offset by increased merchant discount fees, additional promotional expenses, accounting advisory fees primarily associated with the remediation of material weaknesses in our internal controls, and higher legal expenses.

Liquidity and Capital Resources

During the nine months ended June 30, 2026, our cash and cash equivalents, restricted cash, and marketable securities decreased by $76.4 million, reflecting net pretax unrealized losses on marketable securities of $87.0 million. The investments in marketable securities, which had an adjusted cost basis of approximately $139.1 million and a market value of approximately $406.0 million as of June 30, 2026, generated approximately $5.5 million in dividends and interest income during the nine months ended June 30, 2026. These securities had approximately $266.9 million of cumulative unrealized gains before estimated taxes of $68.7 million which will become due only when we sell securities in which there is realized appreciation.

No marketable securities were sold during the nine months ended June 30, 2026. The margin loan principal balance was paid down by $2.0 million using excess cash from operations. The loan balance was $20.0 million and $22.0 million as of June 30, 2026 and September 30, 2025, respectively.

As of June 30, 2026, we had working capital of $424.1 million, including the liabilities for deferred revenue of $17.9 million.

We believe that we will be able to fund our operations for the foreseeable future through our cash flows from operations and our current working capital, and we expect that any such cash flows will be invested in our businesses. We may or may not have the ability to borrow additional amounts against our marketable securities and, among other possibilities, we may be required to consider selling assets to generate cash if needed to fund ongoing operations. The amount available for borrowing is based on the market value of our investment portfolio and fluctuates depending on the value of the underlying securities. In addition, we could be subject to margin calls should the value of the investments decrease significantly.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	June 30, 2026	June 30, 2025	Change
Net cash provided by:
Operating activities	$12,927	$8,810	$4,117
Investing activities	(151)	—	(151)
Financing activities	(2,126)	(2,623)	497
Effect of exchange rate changes on cash and cash equivalents	(26)	—	(26)
Net increase in cash and cash equivalents	$10,624	$6,187	$4,437

Operating Activities

For the nine months ended June 30, 2026, net cash provided by operating activities was $12.9 million. Cash provided by operating activities consisted of a net loss of $53.5 million, adjusted for non-cash items of $65.1 million, and increased by cash provided by working capital of $1.3 million. Adjustments for non-cash items consisted primarily of $87.0 million of net unrealized losses on marketable securities, and partially offset by $22.2 million of deferred income tax benefit. The cash provided by changes in operating assets and liabilities was primarily attributable to a $3.1 million decrease in accounts receivable, reflecting improved collections, a $3.0 million increase in accounts payable, a $1.6 million increase in income taxes payable, and a $0.5 million increase in deferred revenue, partially offset by a $4.5 million decrease in accrued liabilities, including non-qualified deferred compensation, and a $2.4 million increase in prepaid expenses and other assets.

For the nine months ended June 30, 2025, net cash provided by operating activities was $8.8 million. Cash provided by operating activities consisted of net income of $70.0 million, reduced by adjustments for non-cash items of $61.2 million and increased by cash provided by working capital of less than $0.1 million. Adjustments for non-cash items consisted primarily of $84.3 million of net unrealized gains on marketable securities, partially offset by $22.8 million of deferred income tax expense, as well as $0.2 million of depreciation and amortization and $0.1 million of stock-based compensation. The cash provided by changes in operating assets and liabilities was primarily attributable to a $2.3 million increase in accounts payable, a $1.6 million increase in income taxes payable, and a $0.9 million increase in accrued liabilities, including non-qualified deferred compensation, partially offset by a $4.0 million decrease in deferred revenue and a $0.3 million increase in accounts receivable.

Investing Activities

For the nine months ended June 30, 2026 and 2025, net cash used in investing activities was negligible or nil.

Financing Activities

For the nine months ended June 30, 2026, net cash used in financing activities totaled $2.1 million, consisting primarily of a $2.0 million repayment on the outstanding balance of the Company’s investment margin loan.

For the nine months ended June 30, 2025, net cash used in financing activities totaled $2.6 million, consisting primarily of a $2.5 million repayment on the outstanding balance of the Company’s investment margin loan.

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

There were no material changes to our critical accounting policies in the three months ended June 30, 2026 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, management identified material weaknesses in internal control over financial reporting related to (i) segregation of duties and (ii) revenue recognition.

Based on this evaluation, and in light of these material weaknesses, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, the Company continued to execute its remediation plan. The design and implementation of the Company’s key remediation actions are substantially complete. Specifically, during the quarter, the Company:

●	Completed the documentation of its information technology general controls framework.
●	Implemented additional reconciliation and review controls over revenue.
●

Began implementing a financial close management tool to centralize account reconciliations and period-end close activities, strengthen review and approval workflows, and further support segregation of duties.

●	Continued to refine its internal control environment with the assistance of a third-party consulting firm.

Management has begun testing the operating effectiveness of these controls; the material weaknesses will not be considered remediated until the controls have operated effectively for a sufficient period of time.

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DAILY JOURNAL CORPORATION

Date: August 12, 2026	/s/ Steven Myhill-Jones
Steven Myhill-Jones Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 12, 2026	/s/ Erik Nakamura
Erik Nakamura Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)